Form 10-K
period 1993-12-31
TEXAS INSTRUMENTS INC
filed 1994-03-21
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1993
                       Commission File Number 1-3761

                      TEXAS INSTRUMENTS INCORPORATED
           -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

            Delaware                           75-0289970
    ------------------------       ------------------------------------
    (State of Incorporation)       (I.R.S. Employer Identification No.)

 13500 North Central Expressway, P.O. Box 655474, Dallas, Texas,75265-5474
 -------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code 214-995-3773

        Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
- -------------------------------                      ------------------------
Common Stock, par value $1.00                        New York Stock Exchange
                                                     London Stock Exchange
                                                     Tokyo Stock Exchange
                                                     The Stock Exchanges of
                                                       Zurich, Basle and
                                                       Geneva
Preferred Stock Purchase Rights                      New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,365,000,000 as of February 28, 1994.

                               91,413,156
   ---------------------------------------------------------------------
   (Number of shares of common stock outstanding as of February 28, 1994

Parts I, II and IV hereof incorporate information by reference to the Registrant's 1993 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant's proxy statement for the 1994 annual meeting of stockholders.

                                  PART I

ITEM 1.   Business.

General
- -------
          Texas Instruments Incorporated (hereinafter the "Registrant," including subsidiaries except where the context indicates otherwise) is engaged in the development, manufacture and sale of a variety of products in the electrical and electronics industry for industrial, government and consumer markets. These products consist of components, defense electronics and digital products. The Registrant also produces metallurgical materials. In addition, the Registrant s patent portfolio has been established as an ongoing contributor to the Registrant s revenues. The Registrant's business is based principally on its broad semiconductor technology and application of this technology to selected electronic end-equipment markets. The Registrant from time to time considers acquisitions and divestitures which may alter its business mix. The Registrant may effect one or more such transactions at such time or times as the Registrant determines to be appropriate.

          The information with respect to net revenues, profit and identifiable assets of the Registrant's industry segments and operations outside the United States, which is contained in the note to the financial statements captioned "Industry Segment and Geographic Area Operations" on pages 30-31 of the Registrant's 1993 annual report to stockholders, is incorporated herein by reference to such annual report.

Components
- ----------
          Components consist of semiconductor integrated circuits (such as microprocessors/microcontrollers, applications processors, memories, and digital and linear circuits), semiconductor discrete devices, semiconductor subassemblies (such as custom modules for specific applications), and electrical and electronic control devices (such as motor protectors, starting relays, circuit breakers, thermostats, sensors, and radio-frequency identification systems).

          These components are used in a broad range of products for industrial end-use (such as computers, data terminals and peripheral equipment, telecommunications, instrumentation, and industrial motor controls and automation equipment), consumer end-use (such as televisions, cameras, automobiles, home appliances, and residential air conditioning and heating systems) and government end-use (such as defense and space equipment). The Registrant sells these components primarily to original equipment manufacturers principally through its own marketing organizations and to a lesser extent through distributors.

Defense Electronics
- -------------------
          Defense electronics consist of radar systems, navigation systems, infrared surveillance and fire control systems, defense suppression missiles, other weapon systems (including antitank and interdiction weapons), missile guidance and control systems, electronic warfare systems, and other defense electronic equipment. Sales are made primarily to the U.S. government either directly or through prime contractors.

Digital Products
- ----------------
          Digital products include software productivity tools, integrated enterprise information solutions, notebook computers, printers, electronic calculators and learning aids, and custom engineering and manufacturing services.

          Digital products are used in a broad range of enterprise-wide, work group and personal information-based applications. The Registrant markets these products through various channels, including system suppliers, business equipment dealers, distributors, retailers, and direct sales to end-users and original equipment manufacturers.

Metallurgical Materials
- -----------------------
          Metallurgical materials include clad metals, precision-engineered parts and electronic connectors for use in a variety of applications such as appliances, automobiles, electronic components, and industrial and telecommunications equipment. These metallurgical materials are primarily sold directly to original equipment manufacturers. This segment also includes development costs associated with solar cells.

Competition
- -----------
          The Registrant is engaged in highly competitive businesses. Its competitors include several of the largest companies in the United States, East Asia, particularly Japan, and elsewhere abroad as well as many small, specialized companies. The Registrant is a significant competitor in each of its principal businesses. Generally, the Registrant's businesses are characterized by rapidly changing technology which has, throughout the Registrant's history, intensified the competitive factors, primarily performance and price.

Government Sales
- ----------------
          Net revenues directly from federal government agencies in the United States, principally related to the defense electronics segment, accounted for approximately 12% of the Registrant's net revenues in 1993.

          Contracts for government sales generally contain provisions for cancellation at the convenience of the government. In addition, companies engaged in supplying military equipment to the government are dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in government policies resulting from various military and political developments. See "ITEM 3. Legal Proceedings."

Backlog
- -------
          The dollar amount of backlog of orders believed by the Registrant to be firm was $3805 million as of December 31, 1993 and $3733 million as of December 31, 1992. Approximately 25% of the 1993 backlog (involving defense electronics) is not expected to be filled within the current fiscal year. The backlog is significant in the business of the Registrant only as an indication of future revenues which may be entered on the books of account of the Registrant.

Raw Materials
- -------------
          The Registrant purchases materials, parts and supplies from a number of suppliers. In addition, the Registrant produces some materials, parts and supplies, such as silicon wafers used in the manufacture of semiconductors, for its own use. The materials, parts and supplies essential to the Registrant's business are generally available at present and the Registrant believes at this time that such materials, parts and supplies will be available in the foreseeable future.

Patents and Trademarks
- ----------------------
          The Registrant owns many patents in the United States and other countries in fields relating to its businesses. The Registrant has developed a strong, broad-based patent portfolio. The Registrant also has several agreements with other companies involving license rights and anticipates that other licenses may be negotiated in the future. The Registrant does not consider its business materially dependent upon any one patent or patent license, although taken as a whole, the rights of the Registrant and the products made and sold under patents and patent licenses are important to the Registrant's business. As noted above, the Registrant's patent portfolio has been established as an ongoing contributor to the revenues of the Registrant. The Registrant continues to earn a significant ongoing stream of royalty revenue. See "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "ITEM 3. Legal Proceedings."

          The Registrant owns trademarks that are used in the conduct of its business. These trademarks are valuable assets, the most important of which are "Texas Instruments" and the Registrant's corporate monogram.

Research and Development
- ------------------------
          Expenditures for research and development were $981 million in 1993 compared with $891 million in 1992 and $915 million in 1991. Of these amounts, $590 million was company funded in 1993, ($470 million in 1992 and $527 million in 1991), and $391 million in 1993 ($421 million in 1992 and $388 million in 1991) was funded by others, principally the U. S. government.

Seasonality
- -----------
          The Registrant's revenues are subject to some seasonal variation.

Employees
- ---------
          The information concerning the number of persons employed by the Registrant at December 31, 1993 on page 34 of the Registrant's 1993 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 2.   Properties.

          The Registrant's principal offices are located at 13500 North Central Expressway, Dallas, Texas. The Registrant owns and leases plants in the United States and 17 other countries for manufacturing and related purposes. The following table indicates the general location of the principal plants of the Registrant and the industry segments which make major use of them. Except as otherwise indicated, the principal plants are owned by the Registrant.

                                      Defense        Digital     Metallurgical
                    Components      Electronics      Products      Materials
                    ----------      -----------      --------    -------------
Dallas, Texas           X                X
Austin, Texas                            X               X
Houston, Texas          X
Lewisville, Texas                        X
Lubbock, Texas          X                                X
McKinney, Texas                          X
Midland, Texas          X
Plano, Texas<F1>(1)                      X               X
Sherman, Texas<F1>(1)   X                X
Temple, Texas                                            X
Attleboro,              X                                              X
  Massachusetts
Almelo, Netherlands     X
Bedford, U. K.          X
Freising, Germany       X
Nice, France            X
Avezzano, Italy<F2>(2)  X
Rieti, Italy<F2>(2)     X                                X
Baguio,                 X
  Philippines<F3>(3)
Hiji, Japan             X
Kuala Lumpur,           X
  Malaysia<F1>(1)
Miho, Japan             X
Singapore(3)            X
Taipei, Taiwan          X
___________

<F1>(1)Leased or primarily leased.
<F2>(2)Owned, subject to mortgage.
<F3>(3)Owned on leased land.

          The Registrant's facilities in the United States contained approximately 19,424,675 square feet as of December 31, 1993, of which approximately 4,848,720 square feet were leased. The Registrant's facilities outside the United States contained approximately 6,644,166 square feet as of December 31, 1993, of which approximately 1,845,190 square feet were leased.

          The Registrant believes that its existing properties are in good condition and suitable for the manufacture of its products. The Registrant's facilities in Denton, northwest Houston and Abilene, Texas are being marketed for sale. Otherwise, at the end of 1993, the Registrant utilized substantially all of the space in its facilities.

          Leases covering the Registrant's leased facilities expire at varying dates generally within the next 15 years. The Registrant anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

ITEM 3.   Legal Proceedings.

          On July 19, 1991, the Registrant filed a lawsuit in Tokyo District Court against Fujitsu Limited ( Fujitsu ) seeking injunctive relief, alleging that Fujitsu's manufacture and sale of certain DRAMs infringe the Registrant's Japanese patent on the invention of the integrated circuit (the Kilby patent). Concurrently, Fujitsu brought a lawsuit in the same court against the Registrant, seeking a declaration that Fujitsu is not infringing the Kilby patent. See "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

          The Registrant is included among a number of U.S. defense contractors which are currently the subject of U.S. government investigations regarding alleged procurement irregularities. The Registrant is unable to predict the outcome of the investigations at this time or to estimate the kinds or amounts of claims or other actions that could be instituted against the Registrant. Under present government procurement regulations, such investigations could lead to a government contractor's being suspended or debarred from eligibility for awards of new government contracts for an initial period of up to three years. In the current environment, even matters that seem limited to disputes about contract interpretation can result in criminal prosecution. While criminal charges against contractors have resulted from such investigations, the Registrant does not believe such charges would be appropriate in its case and has not, at any time, lost its eligibility to enter into government contracts or subcontracts under these regulations.

          The Registrant is involved in various investigations and proceedings conducted by the federal Environmental Protection Agency and certain state environmental agencies regarding disposal of waste materials. Although the factual situations and the progress of each of these matters differ, the Registrant believes that in each case its liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties, in amounts that will not have a material adverse effect upon its financial position or results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

                   Executive Officers of the Registrant

          The following is an alphabetical list of the names and ages of the executive officers of the Registrant and the positions or offices with the Registrant presently held by each person named:

       Name                   Age        Position
Richard J. Agnich             50         Senior Vice President, Secretary
                                               and General Counsel

William A. Aylesworth         51         Senior Vice President, Treasurer
                                               and Chief Financial Officer

Nicholas K. Brookes           46         Vice President (President, Materials
                                               & Controls Group)

Gary D. Clubb                 47         Executive Vice President (President,
                                               Defense Systems & Electronics
                                               Group)

Thomas J. Engibous            41         Executive Vice President (President,
                                               Semiconductor Group)

William F. Hayes              50         Executive Vice President

Jerry R. Junkins              56         Director; Chairman of the Board,
                                               President and Chief Executive
                                               Officer

Marvin M. Lane, Jr.           59         Vice President and Corporate
                                               Controller

David D. Martin               54         Executive Vice President

William B. Mitchell           58         Director; Vice Chairman

Charles F. Nielson            56         Vice President

Elwin L. Skiles, Jr.          52         Vice President

William P. Weber              53         Director; Vice Chairman

Joseph D. Zimmerman           59         Vice President

          The term of office of each of the above listed officers is from the date of his election until his successor shall have been elected and qualified. Messrs. Brookes, Clubb, Engibous, Hayes, Martin, Mitchell and Weber were elected to their respective offices of the Registrant on December 2, 1993; the most recent date of election of the other officers was April 15, 1993. Messrs. Agnich, Aylesworth, Junkins, Lane, Martin, Mitchell, Weber and Zimmerman have served as officers of the Registrant for more than five years. Messrs. Hayes, Nielson and Skiles have served as officers of the Registrant since 1991, 1990 and 1992, respectively; and they and Messrs. Brookes, Clubb and Engibous have been employees of the Registrant for more than five years.

                                  PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

          The information which is contained under the caption "Common Stock Prices and Dividends" on page 38 of the Registrant's 1993 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 1993 on page 34 of such annual report, are incorporated herein by reference to such annual report.

ITEM 6.   Selected Financial Data.

          The "Summary of Selected Financial Data" for the years 1989 through 1993 which appears on page 34 of the Registrant's 1993 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The Letter to the Stockholders on pages 3-5 of the Registrant's
1993 annual report to stockholders and the information contained under the caption Management Discussion and Analysis of Financial Condition and Results of Operations on pages 35-38 of such annual report are incorporated herein by reference to such annual report.

          On March 1, 1994, the Registrant announced it expects the worldwide semiconductor market to grow 17 percent to $91 billion in 1994, compared to $77 billion in 1993. The market grew 29 percent in 1993.

          On March 9, 1994, the Registrant announced that it had reached semiconductor patent-license agreements with Micron Technology Inc. and Goldstar Electron Co., Ltd. Payments to the Registrant under the agreements include catch-up payments, which will be reflected in the Registrant's first-quarter 1994 results, and ongoing royalties throughout the terms of the licenses (which run through 1998). By reaching agreement with Micron, Goldstar and 24 other semiconductor companies throughout the world, the Registrant has substantially completed the "1990 round" of its semiconductor industry licensing program and can begin to focus on the 1995 round of renewal discussions which will begin next year.

     The agreement with Micron ends litigation between the Registrant and Micron, reducing the Registrant's semiconductor patent litigation to two conflicts, that with Fujitsu Limited over the Kilby Patent in Japan and with four semiconductor manufacturers in the United States over the Registrant's plastic encapsulation patents.

     The litigation in Japan is proceeding to a conclusion, although the timing of action on the plastic encapsulation lawsuit remains uncertain. The record in the Fujitsu litigation has been closed and no new arguments will be heard by the court. A decision is expected before mid-1994. The Registrant believes the Kilby patent should be enforced by the court. It has to be recognized, however, that litigation is uncertain by its nature as to timing and outcome, and that this litigation is in a country which has yet to establish a clear record for protecting intellectual property.

ITEM 8.   Financial Statements and Supplementary Data.

          The consolidated financial statements of the Registrant at December 31, 1992 and 1993 and for each of the three years in the period ended December 31, 1993 and the report thereon of the independent auditors, on pages 20-33 of the Registrant's 1993 annual report to stockholders, are incorporated herein by reference to such annual report.

          The "Quarterly Financial Data" on page 38 of the Registrant's 1993 annual report to stockholders is also incorporated herein by reference to such annual report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

          The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption "Nominees for Directorship" in the Registrant's proxy statement for the 1994 annual meeting of stockholders, and the information contained in the first two paragraphs under the caption "Other Matters" in such proxy statement, are incorporated herein by reference to such proxy statement.

          Information concerning executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation.

          The information which is contained under the captions "Directors Compensation" and "Executive Compensation" in the Registrant's proxy statement for the 1994 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of the Registrant, and (b) the ownership of the Registrant's common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, which is contained under the caption Voting Securities in the Registrant's proxy statement for the 1994 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of the Registrant's common stock by each of the directors, which is contained under the caption
 Nominees for Directorship in such proxy statement, is also incorporated herein by reference to such proxy statement.

          The aggregate market value of voting stock held by non-affiliates of the Registrant shown on the cover page hereof excludes the shares held by the Registrant's directors, some of whom disclaim affiliate status, executive vice presidents and senior vice presidents. These holdings were considered to include shares credited to certain individuals' profit sharing accounts.

ITEM 13.  Certain Relationships and Related Transactions.

          Not applicable.

                                  PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  1 and 2.  Financial Statements and Financial Statement Schedules

                        The financial statements and financial statement schedules are listed in the index on page 15 hereof.

               3.  Exhibits

                   Designation of
                     Exhibit in
                     this Report             Description of Exhibit
                   --------------  ------------------------------------------
                         3(a)      Restated Certificate of Incorporation of
                                   the Registrant.

                         3(b)      Certificate of Amendment to Restated
                                   Certificate of Incorporation of the
                                   Registrant.

                         3(c)      Certificate of Amendment to Restated
                                   Certificate of Incorporation of the
                                   Registrant.

                         3(d) Certificate of Designations relating to the Registrant's Participating Cumulative
                                   Preferred Stock.

                         3(e)      Certificate of Ownership Merging Texas
                                   Instruments Automation Controls, Inc. into the Registrant.

                         3(f) Certificate of Elimination of Designations of Preferred Stock of the Registrant.

                         3(g) By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                         4(a)(i) Rights Agreement dated as of June 17, 1988 between the Registrant and First Chicago
                                   Trust Company of New York, formerly Morgan
                                   Shareholder Services Trust Company, as
                                   Rights Agent, which includes as Exhibit B the form of Rights Certificate.

                         4(a)(ii) Assignment and Assumption Agreement dated as of September 24, 1992 among the Registrant, First Chicago Trust Company of
                                   New York, formerly Morgan Shareholder
                                   Services Trust Company, and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4(a)(i) to the Registrant's
                                   Quarterly Report on Form 10-Q for the
                                   quarter ended September 30, 1992).


                   Designation of
                     Exhibit in
                     this Report             Description of Exhibit
                   --------------  ------------------------------------------
                         4(b)      The Registrant agrees to provide the
                                   Commission, upon request, copies of
                                   instruments defining the rights of
                                   holders of long-term debt of the Registrant
                                   and its subsidiaries.

                        10(a)(i)   Texas Instruments Annual Incentive
                                   Plan*

                        10(a)(ii)  Texas Instruments Long-Term Incentive
                                   Plan*

                        10(b)(i)   TI Directors Retirement Benefit Plan
                                   (incorporated by reference to Exhibit
                                   10(b)(i) to the Registrant's Annual Report on Form 10-K for the year 1991).

                        10(b)(ii)  Amendment No. 1 to TI Directors Retirement
                                   Benefit Plan (incorporated by reference to Exhibit 10(b)(ii) to the Registrant's
                                   Annual Report on Form 10-K for the year
                                   1991).

                        10(b)(iii) Amendment No. 2 to TI Directors Retirement
                                   Benefit Plan.

                        10(b)(iv)  Amendment No. 3 to TI Directors Retirement
                                   Benefit Plan.

                        10(b)(v)   Amendment No. 4 to TI Directors Retirement
                                   Benefit Plan.

                        10(b)(vi)  Statement of Policy of Registrant s Board
                                   of Directors on Top Officer and Board
                                   Member Retirement Practices.<F1>*

                        11         Computation of earnings per common and
                                   common equivalent share.

                        12         Computation of Ratio of Earnings to Fixed
                                   Charges and Ratio of Earnings to Combined
                                   Fixed Charges and Preferred Stock
                                   Dividends.

                        13         Registrant's 1993 Annual Report to
                                   Stockholders. (With the exception of the items listed in the index to financial statements and financial statement schedules herein, and the items referred to in ITEMS 1, 5, 6, 7 and 8 hereof, the 1993
                                   Annual Report to Stockholders is not to be deemed filed as part of this report.)

                        21         List of subsidiaries of the Registrant.

                        23         Consent of Ernst & Young.
        ________________

          <F1>*Executive Compensation Plans and Arrangements:

                 Texas Instruments Annual Incentive Plan - Exhibit 10(a)(i) to this Report.



                 Texas Instruments Long-Term Incentive Plan -
                 Exhibit 10(a)(ii)to this Report.

                 Statements of Policy of Registrant's Board of Directors on Top Officer and Board Member Retirement Practices - Exhibit 10(b)(vi) to this Report.

     (b)  Reports on Form 8-K

                 A Form 8-K, dated December 13, 1993, and amended by a Form 8-K/A dated January 7, 1994, included a news release regarding litigation between the Registrant and Cyrix Corporation.



















































                                 SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TEXAS INSTRUMENTS INCORPORATED

                                             By:  JERRY R. JUNKINS
                                                  ---------------------
                                                  Jerry R. Junkins
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer

Date:  March 18, 1994































          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of March, 1994.


         JAMES R. ADAMS                          DAVID M. RODERICK
- ---------------------------------         ---------------------------------
         James R. Adams                          David M. Roderick
            Director                                  Director


       JAMES B. BUSEY IV                          GLORIA M. SHATTO
- ---------------------------------         ---------------------------------
       James B. Busey IV                          Gloria M. Shatto
            Director                                  Director


     GERALD W. FRONTERHOUSE                        WILLIAM P. WEBER
- ---------------------------------         ---------------------------------
     Gerald W. Fronterhouse                        William P. Weber
            Director                           Vice Chairman; Director


       JERRY R. JUNKINS                          CLAYTON K. YEUTTER
- ---------------------------------         ---------------------------------
       Jerry R. Junkins                          Clayton K. Yeutter
Chairman of the Board; President;                     Director
Chief Executive Officer; Director


         WILLIAM S. LEE                         WILLIAM A. AYLESWORTH
- ---------------------------------         ---------------------------------
         William S. Lee                         William A. Aylesworth
            Director                      Senior Vice President; Treasurer;
                                               Chief Financial Officer


       WILLIAM B. MITCHELL                        MARVIN M. LANE
- ---------------------------------         ---------------------------------
       William B. Mitchell                        Marvin M. Lane, Jr.
     Vice Chairman; Director              Vice President; Corporate Controller















              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES
                               (Item 14(a))

                                                         Page Reference
                                                         --------------
                                                                     Annual
                                                                   Report to
                                                    Form 10-K     Stockholders
                                                    ---------     ------------
Information incorporated by reference
to the Registrant's 1993 Annual Report
to Stockholders:

     Consolidated Financial Statements:

          Income for each of the three                               20
          years in the period ended
          December 31, 1993

          Balance sheet at December 31,                              21
          1993 and 1992

          Cash flows for each of the                                 22
          three years in the period
          ended December 31, 1993

          Stockholders' equity for each of                           23
          the three years in the period
          ended December 31, 1993

          Notes to financial statements                            24-33

          Report of Independent Auditors                             33

          Supplemental Financial Information:

          Quarterly financial data (unaudited)                       38

Consolidated Schedules for each of the three years in the period ended December 31, 1993:

       I.  Marketable securities - other investments    16
       V.  Property, plant and equipment                17
      VI.  Accumulated depreciation                     18
           of property, plant and equipment
    VIII.  Allowance for losses                         19
       X.  Supplementary income statement               20
           information

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                                    Schedule I




              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                 MARKETABLE SECURITIES - OTHER INVESTMENTS
                         (In Millions of Dollars)
                       Year Ended December 31, 1993

                                                Market Value   Amount at Which
                                                of Each Issue   Security Issue
                      Principal      Cost of     at Balance     Carried in the
Name of Issuer         Amount      Each Issue    Sheet Date     Balance Sheet
- ------------------    ---------    ----------   -------------  ---------------
Institutional Cash
Reserves Portfolio        $ 308         $ 308           $ 308           $ 308

States of the US
and their Agencies          140           140             140             140

Other                        36            36              36              36
                                                                        -----
               TOTAL                                                    $ 484
                                                                        =====

                                                                    Schedule V

              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                       PROPERTY, PLANT AND EQUIPMENT
                         (In Millions of Dollars)
               Years Ended December 31, 1993, 1992 and 1991

                                                   Deductions
                                            ------------------------
                                                            Fully
                     Balance at                          Depreciated   Balance
                     Beginning   Additions  Retirements     Assets      at End
Classification        of Year     at Cost    or Sales    Written Off   of Year
- -------------------  ----------  ---------  -----------  -----------   -------
1993
- ----

Land                      $  69      $   1        $  --        $  --      $ 70
Buildings and
  Improvements             1695         98           37           65      1691
Machinery and
   Equipment               2670        631           53          389      2859
                          -----      -----        -----        -----     -----
                          $4434      $ 730        $  90        $ 454     $4620
                          =====      =====        =====        =====     =====

1992
- ----

Land                      $  69      $  --        $  --        $  --     $  69
Buildings and
   Improvements            1711         53           30           39      1695
Machinery and
   Equipment               2581        376           44          243      2670
                          -----      -----        -----        -----     -----
                          $4361      $ 429        $  74        $ 282     $4434
                          =====      =====        =====        =====     =====
1991
- ----

Land                      $  71      $  --        $   2        $  --     $  69
Buildings and
   Improvements            1691         98           36           42      1711
Machinery and
   Equipment               2455        406           38          242      2581
                          -----      -----        -----        -----     -----
                          $4217      $ 504        $  76        $ 284     $4361
                          =====      =====        =====        =====     =====

 Substantially all depreciation is computed by either the declining balance method (primarily 150-percent declining method) or the sum-of-the-years-digits method. Depreciable lives used to calculate depreciation for buildings and improvements are 5-40 years, and for machinery and equipment 3-10 years.

                                                                   Schedule VI




              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
         ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                         (In Millions of Dollars)
               Years Ended December 31, 1993, 1992 and 1991

                                                    Deductions
                                            -------------------------
                                 Additions                  Fully
                   Balance at   Charged to               Depreciated   Balance
                   Beginning    Costs and   Retirements     Assets      at End
Classification      of Year      Expenses    or Sales    Written Off   of Year
- --------------     ----------   ----------  -----------  -----------   -------
1993
- ----

Buildings and
   Improvements         $ 786        $ 121        $   6        $  65     $ 836
Machinery and
   Equipment             1515          496           41          389      1581
                        -----        -----        -----        -----     -----
                        $2301        $ 617        $  47        $ 454     $2417
                        =====        =====        =====        =====     =====

1992
- ----

Buildings and
   Improvements         $ 704        $ 129        $   8        $  39     $ 786
Machinery and
   Equipment             1303          481           26          243      1515
                        -----        -----        -----        -----     -----
                        $2007        $ 610        $  34        $ 282     $2301
                        =====        =====        =====        =====     =====

1991
- ----

Buildings and
   Improvements         $ 639        $ 126        $  19        $  42     $ 704
Machinery and
   Equipment             1098          464           17          242      1303
                        -----        -----        -----        -----     -----
                        $1737        $ 590        $  36        $ 284     $2007
                        =====        =====        =====        =====     =====

                                                                 Schedule VIII



              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                           ALLOWANCE FOR LOSSES
                         (In Millions of Dollars)
               Years Ended December 31, 1993, 1992 and 1991

                                    Additions
                  Balance at        Charged to                         Balance
                  Beginning         Costs and                          at End
                   of Year          Expenses         Deductions        of Year
                  ----------        ----------       ----------        -------
1993                 $ 34             $ 87              $ 79             $ 42
- ----                 ====             ====              ====             ====

1992                 $ 45             $ 75              $ 86             $ 34
- ----                 ====             ====              ====             ====

1991                 $ 45             $ 82              $ 82             $ 45
- ----                 ====             ====              ====             ====

Allowance for losses from uncollectible accounts, returns, etc., are deducted from accounts receivable in the balance sheet.

                                                                    Schedule X



              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                SUPPLEMENTARY INCOME STATEMENT INFORMATION
                         (In Millions of Dollars)
               Years Ended December 31, 1993, 1992 and 1991

                                        CHARGED TO COSTS AND EXPENSES
                                       -------------------------------
DESCRIPTION                            1993          1992         1991
- -----------                            ----          ----         ----

Maintenance and Repairs                $238          $210         $207
                                       ====          ====         ====

Taxes, Other than Payroll
   and Income                          $ 87          $ 90         $ 87
                                       ====          ====         ====

                               EXHIBIT INDEX

Designation of
 Exhibit in                                                     Paper (P) or
 this Report                Description of Exhibit              Electronic (E)
- --------------      ----------------------------------------    --------------
    3(a)            Restated Certificate of Incorporation of         E
                    the Registrant.

    3(b)            Certificate of Amendment to Restated             E
                    Certificate of Incorporation of the
                    Registrant.

    3(c)            Certificate of Amendment to Restated             E
                    Certificate of Incorporation of the
                    Registrant.

    3(d)            Certificate of Designations relating to the      E
                    Registrant's Participating Cumulative
                    Preferred Stock.

    3(e)            Certificate of Ownership Merging Texas           E
                    Instruments Automation Controls, Inc. into
                    the Registrant.

    3(f)            Certificate of Elimination of Designations       E
                    of Preferred Stock of the Registrant.

    3(g) By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

    4(a)(i)         Rights Agreement dated as of June 17, 1988       E
                    between the Registrant and First Chicago
                    Trust Company of New York, formerly Morgan
                    Shareholder Services Trust Company, as
                    Rights Agent, which includes as Exhibit B
                    the form of Rights Certificate.

    4(a)(ii) Assignment and Assumption Agreement dated as of September 24, 1992 among the Registrant, First Chicago Trust Company of
                    New York, formerly Morgan Shareholder
                    Services Trust Company, and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4(a)(i) to the Registrant's
                    Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1992).

                               EXHIBIT INDEX

Designation of
 Exhibit in                                                     Paper (P) or
 this Report                Description of Exhibit              Electronic (E)
- --------------      ----------------------------------------    --------------
    4(b)            The Registrant agrees to provide the
                    Commission, upon request, copies of
                    instruments defining the rights of
                    holders of long-term debt of the Registrant
                    and its subsidiaries.

   10(a)(i)         Texas Instruments Annual Incentive Plan<F1>*     E

   10(a)(ii)        Texas Instruments Long-Term Incentive Plan<F1>*  E

   10(b)(i)         TI Directors Retirement Benefit Plan
                    (incorporated by reference to Exhibit
                    10(b)(i) to the Registrant's Annual Report on Form 10-K for the year 1991).

   10(b)(ii)        Amendment No. 1 to TI Directors Retirement
                    Benefit Plan (incorporated by reference to
                    Exhibit 10(b)(ii) to the Registrant's
                    Annual Report on Form 10-K for the year 1991).

   10(b)(iii)       Amendment No. 2 to TI Directors Retirement       E
                    Benefit Plan.

   10(b)(iv)        Amendment No. 3 to TI Directors Retirement       E
                    Benefit Plan.

   10(b)(v)         Amendment No. 4 to TI Directors Retirement       E
                    Benefit Plan.

   10(b)(vi)        Statement of Policy of Registrant s Board        E
                    of Directors on Top Officer and Board
                    Member Retirement Practices.<F1>*

   11               Computation of earnings per common and           E
                    common equivalent share.

   12               Computation of Ratio of Earnings to Fixed        E
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock
                    Dividends.

                               EXHIBIT INDEX

Designation of
 Exhibit in                                                     Paper (P) or
 this Report                Description of Exhibit              Electronic (E)
- --------------      ----------------------------------------    --------------
   13               Registrant's 1993 Annual Report to               E
                    Stockholders. (With the exception of the
                    items listed in the index to financial
                    statements and financial statement
                    schedules herein, and the items referred to
                    in ITEMS 1, 5, 6, 7 and 8 hereof, the 1993
                    Annual Report to Stockholders is not to be
                    deemed filed as part of this report.)

   21               List of subsidiaries of the Registrant.          E

   23               Consent of Ernst & Young.                        E

- ---------------
    *Executive Compensation Plans and Arrangements:
Texas Instruments Annual Incentive Plan - Exhibit 10(a)(i) to this Report.

Texas Instruments Long-Term Incentive Plan - Exhibit 10(a)(ii) to this Report.

Statements of Policy of Registrant's Board of Directors on Top Officer and Board Member Retirement Practices - Exhibit 10(b)(vi) to this Report.

