Form 10-Q
period 1994-03-31
TEXAS INSTRUMENTS INC
filed 1994-04-22
CIK 97476

                    SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.

                                   20549



                                 FORM 10-Q




                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994              Commission File Number 1-3761



                      TEXAS INSTRUMENTS INCORPORATED
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)



        Delaware                                  75-0289970
- ------------------------           ------------------------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)




13500 North Central Expressway, P.O. Box 655474, Dallas, Texas    75265-5474
- -----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


      Registrant's telephone number, including area code 214-995-3773
      ---------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No


                                 91,710,064
- ------------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of March 31, 1994

                      PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                   TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                          Consolidated Financial Statements
                 (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended
                                                            ----------------------
                                                              Mar. 31    Mar. 31
Income                                                          1994       1993
- ------                                                        -------    -------
Net revenues...............................................   $ 2,449    $ 1,884

Operating costs and expenses:
  Cost of revenues.........................................     1,787      1,407
  General, administrative and marketing....................       379        283
  Employees' retirement and profit sharing plans...........        74         54
                                                              -------    -------
    Total..................................................     2,240      1,744
                                                              -------    -------
Profit from operations.....................................       209        140
Interest income............................................        11          7
Other income (expense) net.................................        (5)        (6)
Interest on loans..........................................        11         12
                                                              -------    -------
Income before provision for income taxes and
  cumulative effect of accounting changes..................       204        129
Provision for income taxes.................................        70         44
                                                              -------    -------
Income before cumulative effect of accounting changes......       134         85
Cumulative effect of accounting changes....................        --         (4)
                                                              -------    -------
Net income.................................................   $   134    $    81
                                                              =======    =======

Earnings per common and common equivalent share:
  Income before cumulative effect of accounting changes....   $  1.41    $  0.89
  Cumulative effect of accounting changes..................        --      (0.04)
                                                              -------    -------
  Net income...............................................   $  1.41    $  0.85
                                                              =======    =======
Cash dividends declared per share of common stock..........   $  0.18    $  0.18

Cash Flows
- ----------
Net cash provided by operating activities..................   $   413    $   104

Cash flows from investing activities:
  Additions to property, plant and equipment...............      (205)      (146)
  Purchases of short-term investments......................      (159)      (341)
  Sales and maturities of short-term investments...........        30        466
                                                              -------    -------
Net cash used in investing activities......................      (334)       (21)

Cash flows from financing activities:
  Dividends paid on common and preferred stock.............       (17)       (22)
  Sales and other common stock transactions................        52         19
  Other....................................................        19        (10)
                                                              -------    -------
Net cash provided by (used in) financing activities........        54        (13)

Effect of exchange rate changes on cash....................         1         (3)
                                                              -------    -------
Net increase in cash and cash equivalents..................       134         67
Cash and cash equivalents, January 1.......................       404        356
                                                              -------    -------
Cash and cash equivalents, March 31........................   $   538    $   423
                                                              =======    =======

                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                    (In millions of dollars, except per-share amounts.)

                                                                        Mar. 31      Dec. 31
Balance Sheet                                                             1994         1993
- -------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   538      $   404
  Short-term investments.............................................       616          484
  Accounts receivable, less allowance for losses of
    $34 million in 1994 and $42 million in 1993......................     1,350        1,218
  Inventories:
    Raw materials....................................................       244          244
    Work in process..................................................       555          557
    Finished goods...................................................       253          250
    Less progress billings...........................................      (209)        (229)
                                                                        -------      -------
      Inventories (net of progress billings).........................       843          822
                                                                        -------      -------
  Prepaid expenses...................................................        62           55
  Deferred income taxes..............................................       333          331
                                                                        -------      -------
    Total current assets.............................................     3,742        3,314
                                                                        -------      -------
Property, plant and equipment at cost................................     4,612        4,620
  Less accumulated depreciation......................................    (2,374)      (2,417)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     2,238        2,203
                                                                        -------      -------
Deferred income taxes................................................       237          237
Other assets.........................................................       217          239
                                                                        -------      -------
Total assets.........................................................   $ 6,434      $ 5,993
                                                                        =======      =======
Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   240      $   211
  Accounts payable...................................................       631          543
  Accrued and other current liabilities..............................     1,400        1,247
                                                                        -------      -------
    Total current liabilities........................................     2,271        2,001
                                                                        -------      -------
Long-term debt.......................................................       683          694
Accrued retirement costs.............................................       752          739
Deferred credits and other liabilities...............................       245          244

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 300,000,000 shares.
    Shares issued: 1994 - 91,816,183; 1993 - 90,919,314..............        92           91
  Paid-in capital....................................................       984          932
  Retained earnings..................................................     1,424        1,307
  Less treasury common stock at cost.
    Shares: 1994 - 106,119; 1993 - 102,522...........................        (6)          (5)
  Other..............................................................       (11)         (10)
                                                                        -------      -------
    Total stockholders' equity.......................................     2,483        2,315
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $ 6,434      $ 5,993
                                                                        =======      =======

              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                       Notes to Financial Statements


       Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (95.1 and 94.3 million shares for the first quarters of 1994 and 1993). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures and, for 1993, conversion preferred stock are included in average common and common equivalent shares outstanding. In computing per-share earnings for the periods, net income is reduced by $8 million for the first quarter of 1993 for dividends accrued on preferred stock, and increased by $1 million and $7 million for the first quarters of 1994 and 1993 for interest (net of tax and profit sharing effect) and dividends on the convertible debentures and conversion preferred stock considered dilutive common stock equivalents.

       Results for the first quarter of 1994 include special pretax charges of $132 million and one-time royalty revenues of $69 million.

       Effective January 1, 1993, the company adopted two new accounting standards: SFAS No. 106, which requires accrual of expected retiree health-care benefit costs during the employees working careers, and SFAS No. 109, which requires increased recording of deferred income tax assets. This resulted in a charge of $294 million ($3.12 per share) for SFAS No. 106 and a credit of $290 million ($3.08 per share) for SFAS No. 109, for the cumulative effect of the accounting changes.

       The statements of income, statements of cash flows and balance sheet at March 31, 1994, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Continuing improvement in its semiconductor operations led the Registrant (the "company" or "TI") to its best first quarter ever. Substantial progress was made toward TI's shareholder value goal of sustained 8-10 percent profit after tax return on assets.

As part of its ongoing strategy to increase competitiveness, TI will make long-term improvements in its European operations and divest nonstrategic product lines in information technology. The company took charges in the first quarter related to these actions.

Financial Summary
- -----------------
For the first quarter of 1994, net revenues were $2449 million, up 30 percent from $1884 million in the first quarter of 1993. The increase resulted primarily from strong growth in semiconductor revenues and higher royalties. Revenues for the quarter include one-time royalties totaling $69 million, most of which are from previously announced agreements concluded during the quarter with two semiconductor manufacturers. One-time royalties in the first quarter of 1993 were $22 million.

TI's profit from operations for the quarter was $209 million, compared with $140 million in the first quarter of 1993. Essentially all of the profit increase came from higher royalties and improved semiconductor operations. Net income for the quarter was $134 million, compared with $81 million in the first quarter of 1993. Earnings per share were $1.41, compared with $0.85 in the first quarter of 1993.

Excluding the effect of charges and one-time royalties, profit from operations for the first quarter of 1994 would have been $256 million, net income would have been $165 million, and earnings per share would have been $1.74.

First-quarter 1994 results include an accrual of $27 million for employee profit-sharing plans, compared with a $7 million accrual in the first quarter of 1993.

As part of its continuing improvement in operations, TI is restructuring its European operations from the traditional country-by-country approach to business centers that will have pan-European responsibilities. A pretax charge of $83 million is being taken in this quarter for the costs to implement this action. The charge includes future cash outlays of $58 million for severance benefits, $12 million for relocation costs, and $5 million for other costs, plus non-cash asset writedowns of $8 million. TI expects this action to be completed by the end of 1994. The action, which primarily affects semiconductor activities, is expected to result in annual savings of approximately $54 million when fully implemented, and will better position TI's European operations to emphasize high value-added technologies.

Additionally, the results for the quarter include a pretax charge of $49 million for costs related to the divestiture of nonstrategic product lines, primarily in information technology. These costs include future cash outlays of $15 million for operating losses, $7 million for transaction costs, and $4 million for severance benefits, plus non-cash asset writedowns of $23 million. This will let TI concentrate its focus on its primary software development tools -- principally the Information Engineering Facility (IEF)(TM) -- and selected software applications. TI plans to complete these actions over the next 12 months.

The severance amounts are based on specified employees affected and accumulation of severance benefits based on years of service. The severance actions will affect 1064 employees, primarily in Europe.

Profit after tax return on assets reached an annualized rate of 8.6 percent in the first quarter of 1994, continuing progress toward TI's goal of sustainable 8-10 percent PAT ROA.

At TI's annual stockholders meeting, held on April 21 in Dallas, TI's chairman announced that management will recommend to the board of directors an increase in the annual dividend rate on TI common stock from $0.72 to $1.00 per share, effective with the July dividend payment, and announced a dividend reinvestment plan to encourage long-term ownership of TI stock.

Semiconductors
- --------------
TI's semiconductor orders reached an all-time high in the quarter, setting records in every major geographic region with strength across all major TI product lines. Orders for TI's digital signal processors (DSPs) grew significantly faster than overall semiconductor orders.

TI's semiconductor revenues were up substantially from the first quarter of last year, primarily because of new products and, to a lesser extent, increased shipments and higher prices. Memory shipments increased significantly, and digital signal processors and mixed-signal products also showed strong growth. TI's semiconductor revenues grew faster than the total market.

Without the one-time effect of restructuring charges in the first quarter of 1994, semiconductor operating profit more than doubled over the first quarter of 1993 because of increased shipments, higher prices and manufacturing efficiencies. Semiconductor margins doubled from last year's first quarter and also improved over the fourth quarter of 1993. Even with the effect of the charge, semiconductor profits were up significantly over the first quarter of 1993.

Defense Electronics
- -------------------
TI's defense electronics orders declined from the first quarter of 1993, primarily because of timing of receipt of orders for the High-speed Antiradiation Missile (HARM). Margins were stable on essentially unchanged revenues. As noted previously, revenues for the year are expected to be lower than in 1993.

The company has won several new programs in next-generation night-vision systems. Key wins in 1994 include advanced electro-optic systems for the U.S. Navy's Lamps helicopter and the U.S. Army's Bradley Fighting Vehicle, and a contract for flexible manufacturing technology to build focal-plane array modules for night-vision systems.

Software
- --------
TI's software revenues continued to grow in the first quarter, but at a more moderate rate than in the past. This business operated at a loss in the first quarter. TI continues to emphasize improving the performance of its software business.

Outlook
- -------
At the beginning of 1994, TI expected the world semiconductor market to grow about 17 percent in 1994, to about $91 billion, with relatively stronger markets in the United States and the Asia-Pacific region, and relatively slower growing markets in Japan and Europe. Based on the strength of orders in the first quarter in all regions, TI believes the world market will grow to more than $93 billion in 1994, a 21 percent increase over 1993.

For the longer term, the company expects the world semiconductor market to be more stable than in the past, based on better inventory management, conservative capacity additions relative to industry revenues, and an acceleration in the rate of increase of semiconductor content in electronic end equipment.

TI Chairman Jerry Junkins said that the company's strategy has been successful in meeting customers' needs, increasing shareholder value, and improving
stability and productivity.   "Our challenge is to sustain and improve this
level of performance. As we do, we will generate more funds to increase R&D, which will increase the company's competitiveness over the long term," he said.

ADDITIONAL FINANCIAL INFORMATION

Shown below is an analysis of orders and revenues for TI's major segments for the quarter:

                          Change in orders,    Change in net revenues,
      Segment             1Q94 vs. 1Q93        1Q94 vs. 1Q93
- --------------------      -----------------    ----------------------
Components                    up 36%                  up 46%
Defense Electronics           down 54%                flat
Digital Products              up 16%                  up 16%
TI Total                      up 7%                   up 30%

TI's orders for the first quarter of 1994 were $2415 million, compared with $2247 million in the same period of 1993. Semiconductors accounted for essentially all of the order increase in the components segment. The decline in defense electronics orders was primarily because of timing of receipt of HARM orders. The increase in digital segment orders was primarily in personal productivity products, particularly notebook computers.

The increase in components segment revenue resulted from a substantial increase in patent royalties, higher shipments of memory and strong growth in digital signal processors and mixed-signal products. Royalty revenues related to current-quarter licensee shipments doubled from last year's first quarter.

Components segment profit more than doubled over the first quarter of 1993, primarily because of higher royalties and increased semiconductor revenues. One-time royalties in the first quarter of 1994 approximately offset the restructuring charge.

The increase in digital segment revenues was primarily from notebook computers. Royalty revenues in the segment were down from the same period of last year because of one-time royalties in the first quarter of 1993.

The digital segment operated at a loss in the first quarter of 1994. Without one-time charges, the segment had a small profit, with patent royalties and profit in personal productivity products more than offsetting losses in information technology.

The income tax rate for the first quarter of 1994 was 34.5 percent, which is the current estimate of the rate for the full year.

TI's financial condition continued to strengthen in the first quarter of 1994. Cash flow from operating activities net of additions to property, plant, and equipment was positive for the fourth consecutive quarter. Cash and cash equivalents plus short-term investments increased by $266 million to $1154 million, primarily because of the cash flow mentioned above. TI's debt-to-total-capital ratio at the end of the first quarter was .27, down from .28 at year-end 1993. The company's goal is to reduce this ratio to about .25.

TI's backlog of unfilled orders as of March 31, 1994, was $3771 million, down $326 million from the end of last year's first quarter, primarily because of timing of receipt of HARM orders in defense electronics. Semiconductor backlog was up substantially. Total backlog is essentially flat from the end of 1993, with increases in semiconductor backlog offsetting declines in defense electronics.

TI-funded R&D was $163 million in the first quarter of 1994, compared with $125 million in the same period of 1993. The increase was driven primarily by investments in differentiated semiconductor products and new venture activities, particularly digital micromirror device technology.

In the first quarter of 1994, TI made significant progress toward completion of the 1990 round of its semiconductor industry licensing program and can begin now to focus on the 1995 round of discussions. TI reached new agreements in the quarter with Micron Technology Inc. and Goldstar Electron Co., Ltd. Each will be licensed through 1998, and TI will receive royalty payments based on sales of semiconductors by the two companies.

TI is pleased to have completed the 1990 round with a minimum of litigation. There are only two remaining suits: one with Fujitsu Limited over the Kilby Patent in Japan, and one with four semiconductor manufacturers in the United States over TI's plastic encapsulation patents.

The litigation with Fujitsu in Japan is proceeding to a conclusion, with a decision expected by mid-1994. TI believes the Kilby patent should be enforced by the court. TI recognizes that any litigation is uncertain, and this litigation is in a country which has yet to establish a clear record for protecting intellectual property. Regardless of the outcome, there should be no significant effect on existing licensing agreements. While there is no way to predict the results of the 1995 round of negotiations, TI has increased its level of patent acquisition and will have an important portfolio for future negotiations. As in prior years, TI's negotiations are dependent on the strength of the company's entire patent portfolio and not on a single patent. TI continues to expect a significant ongoing stream of royalty revenue throughout the remainder of the decade.

Capital expenditures in the first quarter of this year were $205 million, compared with $146 million in 1993's first quarter.

Depreciation in the first quarter of 1993 was $154 million, compared with $143 million in last year's first quarter.

                        PART II - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.

            (a)    Exhibits

                   Designation of
                     Exhibit in
                    this Report          Description of Exhibit
                         11          Computation of primary and fully
                                     diluted earnings per common and
                                     common equivalent share.

                         12          Computation of Ratio of Earnings to
                                     Fixed Charges and Ratio of Earnings
                                     to Combined Fixed Charges and
                                     Preferred Stock Dividends.

            (b)    Report on Form 8-K

                   The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1994: Form 8-K, dated January 28, 1994, relating to the 1994 Annual Meeting of Stockholders of the Registrant; Form 8-K, dated February 7, 1994, relating to the 1993 financial statements of the Registrant; and Form 8-K, dated March 9, 1994, which included a news release regarding the Registrant's semiconductor licensing program.

                                 SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEXAS INSTRUMENTS INCORPORATED
                                          By WILLIAM A. AYLESWORTH
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer

Date:  April 21, 1994

                               Exhibit Index

                                                              Paper (P)
Designation of                                                    or
 Exhibits in                                                  Electronic
 this Report          Description of Exhibit                     (E)
- --------------  ----------------------------------------      ----------
      11        Computation of primary and fully diluted         (E)
                earnings per common and common equivalent
                share.

      12        Computation of Ratio of Earnings to Fixed        (E)
                Charges and Ratio of Earnings to Combined
                Fixed Charges and Preferred Stock Dividends.
/TABLE