Form 10-Q
period 1994-06-30
TEXAS INSTRUMENTS INC
filed 1994-07-15
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.

                                   20549



                                 FORM 10-Q




                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994               Commission File Number 1-3761



                      TEXAS INSTRUMENTS INCORPORATED
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)



        Delaware                                  75-0289970
- - ------------------------           ------------------------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)




13500 North Central Expressway, P.O. Box 655474, Dallas, Texas    75265-5474
- - -----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


      Registrant's telephone number, including area code 214-995-3773
      ---------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    ----      ----

                                 92,210,170
- - ------------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of June 30, 1994

                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.


                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Six Months Ended
                                                            ----------------------      --------------------
                                                              June 30    June 30          June 30    June 30
Income                                                          1994       1993             1994       1993
- - ------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 2,510    $ 2,105          $ 4,959    $ 3,988
Operating costs and expenses:
  Cost of revenues.........................................     1,802      1,557            3,589      2,963
  General, administrative and marketing....................       317        306              696        590
  Employees' retirement and profit sharing plans...........        99         69              173        123
                                                              -------    -------          -------    -------
    Total..................................................     2,218      1,932            4,458      3,676
                                                              -------    -------          -------    -------
Profit from operations.....................................       292        173              501        312
Interest income............................................        11          7               22         15
Other income (expense) net.................................       (15)         1              (20)        (5)
Interest on loans..........................................        11         12               22         24
                                                              -------    -------          -------    -------
Income before provision for income taxes and
  cumulative effect of accounting changes..................       277        169              481        298
Provision for income taxes.................................        93         57              163        102
                                                              -------    -------          -------    -------
Income before cumulative effect of accounting changes......       184        112              318        196
Cumulative effect of accounting changes....................        --         --               --         (4)
                                                              -------    -------          -------    -------
Net income.................................................   $   184    $   112          $   318    $   192
                                                              =======    =======          =======    =======
Earnings per common and common equivalent share:
  Income before cumulative effect of accounting changes....   $  1.93    $  1.18          $  3.35    $  2.09
  Cumulative effect of accounting changes..................        --         --               --      (0.05)
                                                              -------    -------          -------    -------
    Net income.............................................   $  1.93    $  1.18          $  3.35    $  2.04
                                                              =======    =======          =======    =======
Cash dividends declared per share of common stock..........   $  0.25    $  0.18          $  0.43    $  0.36

Cash Flows
- - ----------
Net cash provided by operating activities..............................................   $   704    $   334

Cash flows from investing activities:
  Additions to property, plant and equipment...........................................      (459)      (326)
  Purchases of short-term investments..................................................      (289)      (421)
  Sales and maturities of short-term investments.......................................       105        554
                                                                                          -------    -------
Net cash used in investing activities..................................................      (643)      (193)

Cash flows from financing activities:
  Dividends paid on common and preferred stock.........................................       (34)       (46)
  Sales and other common stock transactions............................................        84         47
  Other................................................................................        (1)       (29)
                                                                                          -------    -------
Net cash provided by (used in) financing activities....................................        49        (28)

Effect of exchange rate changes on cash................................................         7         (5)
                                                                                          -------    -------
Net increase in cash and cash equivalents..............................................       117        108
Cash and cash equivalents, January 1...................................................       404        356
                                                                                          -------    -------
Cash and cash equivalents, June 30.....................................................   $   521    $   464
                                                                                          =======    =======

                                        2

                       TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                     (In millions of dollars, except per-share amounts.)

                                                                        June 30      Dec. 31
Balance Sheet                                                             1994         1993
- - -------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   521      $   404
  Short-term investments.............................................       675          484
  Accounts receivable, less allowance for losses of
    $47 million in 1994 and $42 million in 1993......................     1,446        1,218
  Inventories:
    Raw materials....................................................       246          244
    Work in process..................................................       571          557
    Finished goods...................................................       277          250
    Less progress billings...........................................      (210)        (229)
                                                                        -------      -------
      Inventories (net of progress billings).........................       884          822
                                                                        -------      -------
  Prepaid expenses...................................................        65           55
  Deferred income taxes..............................................       342          331
                                                                        -------      -------
    Total current assets.............................................     3,933        3,314
                                                                        -------      -------
Property, plant and equipment at cost................................     4,695        4,620
  Less accumulated depreciation......................................    (2,367)      (2,417)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     2,328        2,203
                                                                        -------      -------
Deferred income taxes................................................       236          237
Other assets.........................................................       180          239
                                                                        -------      -------
Total assets.........................................................   $ 6,677      $ 5,993
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   222      $   211
  Accounts payable...................................................       663          543
  Accrued and other current liabilities..............................     1,423        1,247
                                                                        -------      -------
    Total current liabilities........................................     2,308        2,001
                                                                        -------      -------
Long-term debt.......................................................       688          694
Accrued retirement costs.............................................       775          739
Deferred credits and other liabilities...............................       230          244

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 300,000,000 shares.
    Shares issued: 1994 - 92,314,817; 1993 - 90,919,314..............        92           91
  Paid-in capital....................................................     1,016          932
  Retained earnings..................................................     1,585        1,307
  Less treasury common stock at cost.
    Shares: 1994 - 104,647; 1993 - 102,522...........................        (6)          (5)
  Other..............................................................       (11)         (10)
                                                                        -------      -------
    Total stockholders' equity.......................................     2,676        2,315
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $ 6,677      $ 5,993
                                                                        =======      =======

                                        3
/TABLE

              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                       Notes to Financial Statements


     Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (95.6 and 93.8 million shares for the second quarters of 1994 and 1993, and 95.3 and 93.5 million shares for the six months ended June 30, 1994 and 1993). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures and, for 1993, conversion preferred stock are included in average common and common equivalent shares outstanding. In computing per-share earnings for the periods, net income is reduced by $7 million for the second quarter of 1993, and $15 million for the six months ended June 30, 1993, for dividends accrued on preferred stock, and increased by $1 million and $7 million for the second quarters of 1994 and 1993, and $1 million and $14 million for the six months ended June 30, 1994 and 1993, for interest (net of tax and profit sharing effect) and dividends on the convertible debentures and conversion preferred stock considered dilutive common stock equivalents.

     Results for the first six months of 1994 include the following first-quarter items: special pretax charges of $132 million and one-time royalty revenues of $69 million.

     In April 1994, the company amended its asset securitization agreement for accounts receivable and reduced the outstanding balance from $175 million to $125 million.

     Effective January 1, 1993, the company adopted two new accounting standards: SFAS No. 106, which requires accrual of expected retiree health-care benefit costs during the employees working careers, and SFAS No. 109, which requires increased recording of deferred income tax assets. This resulted in a charge of $294 million ($3.15 per share) for SFAS No. 106 and a credit of $290 million ($3.10 per share) for SFAS No. 109, for the cumulative effect of the accounting changes.

     The statements of income, statements of cash flows and balance sheet at June 30, 1994, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net revenues for the second quarter of 1994 were $2510 million, up 19 percent from $2105 million in the second quarter of 1993. The increase resulted primarily from strong growth in semiconductor revenues.

The Registrant's (the "company" or "TI") profit from operations for the quarter was $292 million, up 69 percent from $173 million in the second quarter of 1993. Most of the profit increase came from continuing improvement in semiconductor operations. Net income for the quarter was $184 million, compared with $112 million in the second quarter of 1993. Earnings per share were $1.93, an increase of 64 percent from $1.18 in the second quarter of 1993.

Second-quarter 1994 results include an accrual of $49 million for employee profit-sharing plans, compared with a $20 million accrual in the second quarter of 1993.

Profit after tax return on assets (PAT ROA) reached an annualized rate of 10.0 percent in the first half of 1994. TI's goal is to sustain PAT ROA in the range of 8-10 percent to increase value for shareholders.

There were no one-time royalty revenues in the second quarter of 1994 because no new agreements were concluded during the quarter. One-time royalties in the second quarter of 1993 were $31 million. Ongoing royalties were up significantly from the second quarter of 1993 and flat with the first quarter of 1994.

SEMICONDUCTORS

TI's semiconductor orders, revenues and operating profit reached record levels in the second quarter. U.S. orders remained at the record level of the first quarter of 1994, and orders surpassed previous records in Europe, Japan and the Asia-Pacific region. Orders were strong for application-specific products, memory and mixed-signal products. Digital signal processor orders essentially doubled from the second quarter of 1993 and reached record levels, driven by new opportunities in telecommunications and consumer end equipment.

Semiconductor revenues increased substantially over the second quarter of 1993, led by strong growth in memory revenues. Revenues were also up over the first quarter of 1994, with the largest contribution coming from double-digit growth in application-specific and mixed-signal products. Semiconductor margins continued steady improvement, and operating profit more than doubled over the second quarter of 1993. Semiconductor operating profit was up from the first quarter of 1994, with the largest contribution coming from application-specific products.

TI made substantial progress toward its operational excellence goals during the first half of the year. As a result of improved operating efficiencies, the company generated additional wafer output equivalent to almost one additional wafer-fabrication facility. TI also continues to improve on-time delivery performance, at a time when semiconductor capacity is tight. Until new manufacturing facilities come on line in 1995, the rate of growth in TI's semiconductor output will depend upon further improvement in manufacturing efficiencies from existing facilities.

Construction of TI's new submicron CMOS facility in Dallas is progressing on schedule, and this facility is expected to be in initial production of advanced semiconductor products by mid-1995. The TI-Acer joint venture in Taiwan is preparing for its Phase II expansion, which is expected to increase its DRAM production capacity in the second half of 1995.

DEFENSE ELECTRONICS

Revenues in TI's defense electronics business continued to decline because of lower spending by the U.S. Department of Defense. Margins remained stable.
TI expects the rate of revenue decline to increase in the second half of 1994, especially in the fourth quarter. During the second quarter, a joint venture of TI and Martin Marietta received the initial low-rate production contract for the Javelin antitank missile developed for the U.S. Army and Marine Corps. The Javelin could provide more than a billion dollars of revenue for TI over the life of the program.

SOFTWARE

Progress continues in focusing TI's software business on the company's primary software development products, the Information Engineering Facility (IEF)(TM) tool set. Revenues increased from the second quarter of 1993, and the business was essentially at breakeven for the quarter. During the quarter, TI and Microsoft Corporation announced an alliance for joint design and marketing of an open, object-oriented repository standard for use by software developers and end users.

OUTLOOK

Although the rate of growth in the world semiconductor market is expected to moderate somewhat in the second half of 1994, forces driving the longer-term growth of the world market remain intact. The Asia-Pacific region continues to be the fastest growing semiconductor market in the world. TI is well positioned in the Asia-Pacific market, and the company is increasing its resources in the region to serve a rapidly expanding customer base.

The district court in Tokyo has completed all hearings relating to the company's litigation with Fujitsu Limited over TI's Kilby patent and has closed the record in that matter. It is not certain when the court will issue its decision. Regardless of the outcome, there should be no significant effect on existing licensing agreements. TI continues to expect a significant ongoing stream of royalty revenue throughout the remainder of the decade.

As TI continues to realize improvements in operating performance, the company will have the flexibility to accelerate research and development in key technologies fundamental to the digital revolution. This includes data compression and transmission, signal processing and digital display technologies. Management will also continue efforts to improve TI's competitive position by ongoing reengineering and streamlining of worldwide operations.

ADDITIONAL FINANCIAL INFORMATION

                       Change in orders,     Change in net revenues,
      Segment            2Q94 vs. 2Q93           2Q94 vs. 2Q93
- - -------------------    -----------------     -----------------------
Components                  up 27%                    up 29%
Defense Electronics         up 25%                  down  8%
Digital Products            up 20%                    up 21%
Total                       up 24%                    up 19%

                       Change in orders,      Change in net revenues,
      Segment            1H94 vs. 1H93            1H94 vs. 1H93
- - --------------------   -----------------      -----------------------
Components                  up 31%                    up 37%
Defense Electronics       down 29%                  down  4%
Digital Products            up 18%                    up 18%
Total                       up 15%                    up 24%

TI's orders for the second quarter of 1994 were $2549 million, compared with $2051 million in the same period of 1993. Higher semiconductor orders accounted for the increase in the components segment. The increase in defense electronics orders reflects the Javelin contract and higher electro-optics system orders. The increase in digital products was primarily in custom manufacturing services and personal productivity products.

TI's revenues in the second quarter of 1994 were $2510 million, compared with $2105 million in the second quarter of 1993. The increase in components segment revenues resulted primarily from higher semiconductor revenues, attributable mainly to increased shipments and new products. Defense electronics revenues were down because of ramp-down of mature production programs. The increase in digital products segment revenues was primarily in personal productivity products and custom manufacturing services.

Profit from operations for the second quarter was $292 million, compared with $173 million in the second quarter of 1993. Components segment profit was up substantially, primarily because of improved semiconductor operations. Digital products segment profit was up because of a profit in personal productivity products compared with a small loss in the year-ago quarter, and improved performance in information technology.

TI's current estimate of the income tax rate for 1994 is 34.0 percent.

For the first six months of 1994, TI's orders were $4963 million, up 15 percent from the first six months of 1993. The increase in components segment orders resulted primarily from increased semiconductor orders. The decrease in defense segment orders was related primarily to the phasing of orders for the High-Speed Antiradiation Missile (HARM). The increase in digital segment orders was primarily in custom manufacturing services and personal productivity products.

Net revenues for the first half of 1994 were $4959 million, up 24 percent from $3988 million in the first half of 1993. Most of the increase was attributable to new products and increased shipments. The increase in components segment revenues reflects doubling of semiconductor memory revenues over the first half of 1993, higher ongoing royalties, and strong growth in mixed-signal devices and application-specific products. Defense segment revenues were down, reflecting the ramp-down of mature production programs. The increase in digital segment revenues was primarily in personal productivity products.

TI's profit from operations for the first six months of 1994 was $501 million, compared with $312 million in the first half of 1993. Essentially all the increase was in the components segment, resulting from improved semiconductor operations and higher ongoing royalties.

Net income for the first half was $318 million, compared with $192 million in the first six months of 1993. Earnings per share were $3.35, compared with $2.04 in the first half of 1993.

In the first quarter of 1994, the company took a pretax charge of $83 million for restructuring of its European operations from the traditional country-by-country approach to business centers that will have pan-European responsibilities. The charge included future cash outlays of $58 million for severance and $17 million for other costs, plus non-cash asset write-downs of $8 million. This action, primarily affecting semiconductor activities, is expected to be essentially complete by the end of 1994 and to result in annual savings of approximately $54 million when fully implemented. Also taken in the first quarter was a pretax charge of $49 million for costs related to the divestiture within the subsequent 12 months of nonstrategic product lines, primarily in information technology. The charge included future cash outlays of $4 million for severance and $22 million for other costs, plus non-cash asset write-downs of $23 million. These restructuring and divestiture actions, which include severance actions affecting approximately 1,000 employees, primarily in Europe, are proceeding essentially on schedule.

First-half 1994 results also include $69 million in one-time royalty revenues in the first quarter, approximately offsetting the restructuring charge in the components segment. One-time royalties in the first half of 1993 were $53 million.

TI's financial condition remains strong. Cash flow from operating activities net of additions to property, plant, and equipment was positive for the first half of 1994.

During the first half of 1994, cash and cash equivalents plus short-term investments increased by $308 million to $1196 million, primarily because of the cash flow mentioned above. Holders of TI's 2.75% convertible subordinated debentures due 2002 have the option of notifying TI (during the thirty-two-day period beginning July 29, 1994) of their intent to redeem these securities at par during the thirty-day period beginning September 29, 1994. These debentures, of which $200 million are outstanding, are also convertible into common stock at a conversion price of $82.875 per share. Any such redemption will be funded from existing cash balances. In early April, the company amended its asset securitization agreement for accounts receivable and reduced the outstanding balance from $175 million to $125 million. On June 17, the company announced an increase in the annual common dividend rate per share from $0.72 to $1.00. At current common share balances, this will amount to approximately $7 million of increased dividend payments per quarter. TI's debt-to-total-capital ratio was .25 at the end of the second quarter, down from .27 at first quarter's end and .28 at year-end 1993.

TI's backlog of unfilled orders as of June 30, 1994, was $3810 million, down $233 million from the end of last year's second quarter. Increases in semiconductor backlog were offset by declines in defense electronics. Backlog is up $5 million from year-end 1993, and up $39 million from the end of the first quarter of 1994, with higher semiconductor backlog offsetting declines in defense electronics.

TI-funded R&D was $168 million in the second quarter of 1994, compared with $145 million in the same period of 1993. The increase was driven primarily by investments in semiconductors and digital micromirror device technology.

Capital expenditures in the second quarter of this year were $254 million, compared with $181 million in the second quarter of 1993, and $459 million for the first six months of 1994, compared with $326 million in the first half of 1993.

Depreciation in the second quarter of 1994 was $162 million, compared with $149 million in the second quarter of 1993, and $317 million for the first six months of 1994, compared with $292 million in the same period of 1993.

                        PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on April 21, 1994, the stockholders voted upon the election of directors.

     The board nominees were elected as directors with the following vote:

      Nominee                    For                  Withheld
- - ----------------------        ----------              --------
James R. Adams                79,845,481               72,171
James B. Busey IV             79,831,921               85,731
Gerald W. Fronterhouse        79,818,753               98,899
Jerry R. Junkins              79,835,493               82,159
William S. Lee                79,850,531               67,121
William B. Mitchell           79,832,305               85,347
David M. Roderick             79,822,270               95,382
Gloria M. Shatto              79,836,512               81,140
William P. Weber              79,837,641               80,011
Clayton K. Yeutter            79,840,436               77,216

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Designation of
                 Exhibits in
                 this Report           Description of Exhibit
               --------------      -----------------------------
                    11             Computation of primary and
                                   fully diluted earnings per
                                   common and common equiv-
                                   alent share.

                    12             Computation of Ratio of
                                   Earnings to Fixed Charges and
                                   Ratio of Earnings to Combined
                                   Fixed Charges and Preferred
                                   Stock Dividends.

          (b)  Report on Form 8-K

               None.

                                 SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEXAS INSTRUMENTS INCORPORATED

                                          WILLIAM A. AYLESWORTH
                                          Senior Vice President,
                                          Treasurer and
                                          Chief Financial Officer

Date:  July 15, 1994

                               Exhibit Index

                                                    Paper(P)
Designation of                                         or
 Exhibits in                                       Electronic
 this Report        Description of Exhibit            (E)
- - --------------  ------------------------------     ----------
     11         Computation of primary and           E
                fully diluted earnings per
                common and common equiv-
                alent share.

     12         Computation of Ratio of              E
                Earnings to Fixed Charges and
                Ratio of Earnings to Combined
                Fixed Charges and Preferred
                Stock Dividends.