Form 10-Q
period 1994-09-30
TEXAS INSTRUMENTS INC
filed 1994-10-17
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.

                                   20549



                                 FORM 10-Q




                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994          Commission File Number 1-3761



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

                              92,630,278
- ------------------------------------------------------------------------------
        Number of shares of Registrant's common stock outstanding
                        as of September 30, 1994

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  Financial Statements.
- ------------------------------

                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Nine Months Ended
                                                            ----------------------      ---------------------
                                                              Sept 30    Sept 30          Sept 30    Sept 30
Income                                                          1994       1993             1994       1993
- ------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 2,574    $ 2,161          $ 7,533    $ 6,149
Operating costs and expenses:
  Cost of revenues.........................................     1,852      1,552            5,441      4,515
  General, administrative and marketing....................       333        316            1,029        906
  Employees' retirement and profit sharing plans...........        98         75              271        198
                                                              -------    -------          -------    -------
    Total..................................................     2,283      1,943            6,741      5,619
                                                              -------    -------          -------    -------
Profit from operations.....................................       291        218              792        530
Interest income............................................        12          8               35         22
Other income (expense) net.................................       (11)       (18)             (31)       (23)
Interest on loans..........................................        11         12               33         35
                                                              -------    -------          -------    -------
Income before provision for income taxes and
  cumulative effect of accounting changes..................       281        196              763        494
Provision for income taxes.................................        95         50              260        151
                                                              -------    -------          -------    -------
Income before cumulative effect of accounting changes......       186        146              503        343
Cumulative effect of accounting changes....................        --         --               --         (4)
                                                              -------    -------          -------    -------
Net income.................................................   $   186    $   146          $   503    $   339
                                                              =======    =======          =======    =======
Earnings per common and common equivalent share:
  Income before cumulative effect of accounting changes....   $  1.94    $  1.54          $  5.29    $  3.65
  Cumulative effect of accounting changes..................        --         --               --      (0.05)
                                                              -------    -------          -------    -------
    Net income.............................................   $  1.94    $  1.54          $  5.29    $  3.60
                                                              =======    =======          =======    =======
Cash dividends declared per share of common stock..........   $  0.25    $  0.18          $  0.68    $  0.54

Cash Flows
- ----------
Net cash provided by operating activities..............................................   $ 1,101    $   588

Cash flows from investing activities:
  Additions to property, plant and equipment...........................................      (756)      (512)
  Purchases of short-term investments..................................................      (602)      (565)
  Sales and maturities of short-term investments.......................................       562        583
                                                                                          -------    -------
Net cash used in investing activities..................................................      (796)      (494)

Cash flows from financing activities:
  Payments on long-term debt...........................................................       (82)        (9)
  Dividends paid on common and preferred stock.........................................       (56)       (69)
  Sales and other common stock transactions............................................       109         79
  Other................................................................................        22        (10)
                                                                                          -------    -------
Net cash used in financing activities..................................................        (7)        (9)

Effect of exchange rate changes on cash................................................        11         (4)
                                                                                          -------    -------
Net increase in cash and cash equivalents..............................................       309         81
Cash and cash equivalents, January 1...................................................       404        356
                                                                                          -------    -------
Cash and cash equivalents, September 30................................................   $   713    $   437
                                                                                          =======    =======

                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                    (In millions of dollars, except per-share amounts.)


                                                                       Sept. 30      Dec. 31
Balance Sheet                                                             1994         1993
- -------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   713      $   404
  Short-term investments.............................................       528          484
  Accounts receivable, less allowance for losses of
    $50 million in 1994 and $42 million in 1993......................     1,458        1,218
  Inventories:
    Raw materials....................................................       237          244
    Work in process..................................................       597          557
    Finished goods...................................................       274          250
    Less progress billings...........................................      (238)        (229)
                                                                        -------      -------
      Inventories (net of progress billings).........................       870          822
                                                                        -------      -------
  Prepaid expenses...................................................        66           55
  Deferred income taxes..............................................       334          331
                                                                        -------      -------
    Total current assets.............................................     3,969        3,314
                                                                        -------      -------
Property, plant and equipment at cost................................     4,818        4,620
  Less accumulated depreciation......................................    (2,371)      (2,417)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     2,447        2,203
                                                                        -------      -------
Deferred income taxes................................................       254          237
Other assets.........................................................       173          239
                                                                        -------      -------
Total assets.........................................................   $ 6,843      $ 5,993
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    42      $   211
  Accounts payable...................................................       628          543
  Accrued and other current liabilities..............................     1,514        1,247
                                                                        -------      -------
    Total current liabilities........................................     2,184        2,001
                                                                        -------      -------
Long-term debt.......................................................       813          694
Accrued retirement costs.............................................       792          739
Deferred credits and other liabilities...............................       191          244

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 300,000,000 shares.
    Shares issued: 1994 - 92,737,732; 1993 - 90,919,314..............        93           91
  Paid-in capital....................................................     1,040          932
  Retained earnings..................................................     1,748        1,307
  Less treasury common stock at cost.
    Shares: 1994 - 107,454; 1993 - 102,522...........................        (6)          (5)
  Other..............................................................       (12)         (10)
                                                                        -------      -------
    Total stockholders' equity.......................................     2,863        2,315
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $ 6,843      $ 5,993
                                                                        =======      =======

               TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                        Notes to Financial Statements

         Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (96.0 and 94.4 million shares for the third quarters of 1994 and 1993, and 95.5 and 93.5 million shares for the nine months ended September 30, 1994 and 1993). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures and, for 1993, conversion preferred stock are included in average common and common equivalent shares outstanding.
  In computing per-share earnings for the periods, net income is reduced by $5 million for the third quarter of 1993, and $20 million for the nine months ended September 30, 1993, for dividends accrued on preferred stock, and increased by $1 million and $4 million for the third quarters of 1994 and 1993, and $2 million and $18 million for the nine months ended Septem-ber 30, 1994 and 1993, for interest (net of tax and profit sharing effect) and dividends on the convertible debentures and conversion preferred stock considered dilutive common stock equivalents.

         Results for the first nine months of 1994 include the following first-quarter items: special pretax charges of $132 million and one-time royalty revenues of $69 million.

         In April 1994, the company amended its asset securitization agree-ment for accounts receivable and reduced the outstanding balance from $175 million to $125 million. Holders of TI's 2.75% convertible subordinated debentures due 2002 had the option of notifying TI (during the 32-day peri-od beginning July 29, 1994) of their intent to redeem these securities at par during the 30-day period beginning September 29, 1994. All redeeming holders chose September 29 as their redemption date; $76 million of the debentures were redeemed by the company on that date. The $124 million remaining balance has been classified as a long-term liability at the end of the third quarter because the holders' redemption period has lapsed.

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

         The statements of income, statements of cash flows and balance sheet at September 30, 1994, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Net revenues for the third quarter of 1994 were $2574 million, up 19 percent from $2161 million in the third quarter of 1993. The increase resulted primarily from continued strong growth in semiconductor revenues.

  TI's profit from operations for the quarter was $291 million, up 33 percent from $218 million in the third quarter of 1993. Most of the profit increase came from substantial improvement in semiconductor operating profit. Net income for the quarter was $186 million, compared with $146 million in the third quarter of 1993. Earnings per share were $1.94, an increase of 26 percent from $1.54 in the third quarter of 1993. Net income for the third quarter of 1993 included a one-time favorable tax item of $17 million, or $0.18 per share.

  Third-quarter 1994 results include an accrual of $50 million for employee profit-sharing plans, compared with a $26 million accrual in the third quarter of 1993.

  There were no one-time royalty revenues in the third quarter of 1994. One-time royalties from patent license agreements reached in the third quarter of 1993 were $37 million. Ongoing royalties were up from the third quarter of 1993.

  Profit after tax return on assets (PAT ROA) increased to an annualized rate of 10.5 percent in the first nine months of 1994, and return on common equity increased to an annualized rate of 25.9 percent.

  SEMICONDUCTORS

  TI s semiconductor orders were up from third-quarter 1993 levels, led by substantial growth in memory and differentiated products, especially digital signal processing products and microprocessors. Orders remain near the record level of the second quarter of 1994, despite some seasonality.

  TI s semiconductor revenues grew faster than the market and were up strongly over the third quarter of 1993, primarily because of increased shipments of memory and differentiated products. Revenues were up slightly over the second quarter of 1994.

  Profits were up substantially over the third quarter of 1993. Semicon-ductor operating margins continue to improve, primarily because of higher revenues and increased manufacturing productivity.

  Construction of TI s advanced semiconductor manufacturing facility in Dallas is progressing, and initial production is planned for the first half of 1995. This facility is designed for rapid prototyping and 0.35-micron production of differentiated semiconductor products, including digital signal processors, microprocessors and other advanced logic products.

  Demand for dynamic random-access memory (DRAM) remains strong, and memory requirements for next-generation computer systems continue to escalate. The majority of the DRAMs sold by TI are produced in joint-venture manufacturing facilities. Because TI purchases products from the joint ventures at a discount from the market price, this has substantially reduced the volatility of TI s DRAM business and helped to stabilize TI s semiconductor margins.

  TI is continuing to execute strategies to position the company as a leader of the digital revolution. A fundamental engine driving the digital
                                    5


  revolution is signal processing. TI is the clear market leader in digital signal processors (DSPs), with revenues growing substantially faster than the market. Mixed-signal devices that provide interfaces between digital information and the analog world are key components in digital signal processing solutions. TI s analog and mixed-signal revenues are growing faster than the market and reached record levels in the third quarter.

  DEFENSE ELECTRONICS

  TI s defense electronics revenues were flat with the third quarter of 1993, and margins remained stable. We continue to expect defense revenues in the fourth quarter to be below year-ago levels.

  TI s Paveway III was selected for the United Kingdom s interdiction weapons program. Also during the quarter, TI received the fiscal-year 1994 order for the High-Speed Antiradiation Missile (HARM). These contracts, which will be delivered over the next few years, raised TI s defense electronics orders substantially over the third quarter of last year.

  SOFTWARE

  TI s strategic software business, based on the Information Engineering Facility (IEF)** model-based development tools, operated at a small profit on higher revenues during the third quarter as a result of acceptance of new client/server products. The company recently announced Composer by IEF**, which will provide a more open and flexible tool for development of future client/server applications.

  SUMMARY

  TI continues to focus on improved stability and sustained return on assets across all operations. Improved semiconductor operations, resulting from the higher differentiated product mix and increased manufacturing produc-tivity, provide the foundation for profitable growth. In addition, strong performance from the materials and controls business, and from instructional calculators, is contributing to improved profitability and ROA in 1994.

  TI will continue to take ongoing actions to reduce costs and streamline operations to remain competitive. For example, the company is proceeding with a voluntary early retirement program in Japan for eligible employees that will be implemented in the fourth quarter. The costs associated with this program will be reflected in fourth-quarter results.

  Trends in the worldwide semiconductor industry continue to point toward growth with improved long-term stability. Capital spending as a percentage of revenue remains in a range that is reasonable by historical standards, and the semiconductor content of electronic end-equipment continues to rise. TI is well positioned with a balance of TI-owned capacity and joint-venture facilities to plan capacity additions in a flexible, cost-effective manner to meet customer requirements.

  ** IEF, Information Engineering Facility and Composer by IEF are trademarks of Texas Instruments.

  ADDITIONAL FINANCIAL INFORMATION

                            Change in orders,         Change in net revenues,
      Segment                3Q94 vs. 3Q93             3Q94 vs. 3Q93
  -------------------       ----------------           ----------------------
  Components                    up 20%                       up 27%
  Defense Electronics           up 290%                      flat
  Digital Products              up 6%                        up 11%
  Total                         up 43%                       up 19%

                             Change in orders,        Change in net revenues,
      Segment                  YTD94 vs. YTD93           YTD94 vs. YTD93
  --------------------       ------------------       ----------------------
  Components                    up 27%                       up 33%
  Defense Electronics           up 27%                       down 3%
  Digital Products              up 13%                       up 16%
  Total                         up 24%                       up 23%


  TI's orders for the third quarter of 1994 were $2926 million, compared with $2050 million in the same period of 1993. Higher semiconductor orders ac-counted for the increase in the components segment. The increase in defense electronics orders reflects the Paveway and HARM contracts. The increase in digital products was in personal productivity products, custom manufacturing services and information technology.

  TI's revenues in the third quarter of 1994 were $2574 million, compared with $2161 million in the third quarter of 1993. The increase in components segment revenues resulted primarily from higher semiconductor revenues, attributable mainly to increased shipments and new products. The increase in digital products segment revenues was primarily in custom manufacturing services and information technology, offsetting lower total royalty revenues in digital products. Last year s third quarter included $37 million in one-time royalties in this segment.

  Profit from operations for the third quarter was $291 million, compared with $218 million in the third quarter of 1993. Components segment profit was up strongly, primarily because of substantial improvement in semiconductor operations and strength in electrical controls. Digital segment profit was flat with the third quarter of 1993 despite the absence of one-time royalties. Operating performance improved.

  TI's current estimate of the income tax rate for 1994 is 34.0 percent.

  For the first nine months of 1994, TI's orders were $7890 million, up 24 percent from the first nine months of 1993. The increase in components segment orders resulted primarily from increased semiconductor orders. The increase in defense segment orders was related primarily to the Paveway contract entered in the third quarter and the Javelin contract entered in the second quarter. The increase in digital segment orders was primarily in custom manufacturing services and personal productivity products.

  Net revenues for the first nine months of 1994 were $7533 million, up 23 percent from $6149 million in the first nine months of 1993. Most of the increase was attributable to new products and increased shipments. The
                                    7


  increase in components segment revenues reflects higher semiconductor revenues and higher royalties. Defense segment revenues were down, reflecting the ramp-down of mature production programs. The increase in digital segment revenues was primarily in personal productivity products and custom manufacturing services.

  TI's profit from operations for the first nine months of 1994 was $792 mil-lion, compared with $530 million in the first nine months of 1993. Essentially all the increase was in the components segment, resulting from improved semiconductor operations and higher ongoing royalties.

  In the first quarter of 1994, the company took a pretax charge of $83 million for restructuring of its European operations from the traditional country-by-country approach to business centers with pan-European responsibilities. The charge included cash-related accruals of $58 million for severance as well as $17 million for other costs, plus non-cash asset write-downs of $8 million. This action, primarily affecting semiconductor activities, was expected to be essentially complete by the end of 1994; however, there have been delays in implementation due to extended negotiations with European works councils. The action is expected to result in annual savings of approximately $54 million when fully implemented. Also taken in the first quarter was a pretax charge of $49 million for costs related to the divestiture by early 1995 of nonstrategic product lines, primarily in information technology. The charge included cash-related accruals of $4 million for severance as well as $22 million for other costs, plus non-cash asset write-downs of $23 million. These restructuring and divestiture actions include severance actions affecting approximately 1,000 employees, primarily in Europe.

  Year-to-date 1994 results also include $69 million in one-time royalty revenues in the first quarter, approximately offsetting the restructuring charge in the components segment. One-time royalties in the first nine months of 1993 were $90 million.

  On August 31, 1994, the district court in Tokyo ruled that Fujitsu's production of 1-megabit and 4-megabit DRAMs and 32K EPROMs does not infringe the company's Kilby patent. The company is appealing the court's decision to the Tokyo High Court. The decision should not have any significant effect on existing licensing agreements. TI continues to expect a significant ongoing stream of royalty revenue throughout the remainder of the decade.

  TI's financial condition remains strong as third quarter cash flow from operating activities net of additions to property, plant and equipment remains positive.

  During the first three quarters of 1994, cash and cash equivalents plus short-term investments increased by $353 million to $1241 million, primarily because of the cash flow mentioned above. Holders of TI s 2.75% convertible subordinated debentures due 2002 had the option of notifying TI (during the 32-day period beginning July 29, 1994) of their intent to redeem these securities at par during the 30-day period beginning September 29, 1994. All redeeming holders chose September 29 as their redemption date; $76 million of the debentures were redeemed by the company on that date. The $124 million remaining balance has been classified as a long-term liability at the end of the third quarter because the holders' redemption period has lapsed. In early April, the company amended its asset securitization agreement for accounts receivable and reduced the outstanding balance from $175 million to $125 million. On June 17, the company announced an increase in the annual common dividend rate per share


                                    8


  from $.72 to $1.00, resulting in approximately $7 million of increased dividend payments per quarter (at current common share balances). TI's debt-to-total-capital ratio was .23 at the end of the third quarter, down from .25 at second quarter's end and .28 at year-end 1993.

  TI's backlog of unfilled orders as of September 30, 1994, was $4162 million, up $231 million from the end of last year's third quarter. Backlog increased in all businesses except defense electronics and information technology, which were unchanged. Backlog is up $357 million from year-end 1993 because of increases in semiconductors and defense electronics, and up $352 million from the end of the second quarter of 1994, primarily because of higher backlog in defense electronics.

  TI-funded research and development (R&D) expense was $168 million in the third quarter of 1994, compared with $150 million in the same period of 1993. For the first nine months of 1994, TI-funded R&D was $499 million, compared with $421 million for the first nine months of 1993. The increases were driven primarily by investments in semiconductors and digital imaging.

  Capital expenditures in the third quarter of this year were $297 million, compared with $186 million in the third quarter of 1993, and $756 million for the first nine months of 1994, compared with $512 million in the first nine months of 1993. Capital expenditures for 1994 are now projected to be more than $1 billion.

  Depreciation in the third quarter of 1994 was $170 million, compared with $157 million in the third quarter of 1993, and $486 million for the first nine months of 1994, compared with $450 million in the same period of 1993.

                       PART II - OTHER INFORMATION


  ITEM 1.  Legal Proceedings.

            In connection with the Registrant's lawsuit against Fujitsu Limited ("Fijitsu") discussed in Items 3 and 7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, the Tokyo District Court on August 31, 1994 ruled that Fujitsu's production of 1-megabit and 4-megabit DRAM and 32K EPROMs does not infringe the Registrant's Japanese patent on the invention of the integrated circuit (the "Kilby" patent). The Registrant is appealing the court's decision to the Tokyo High Court.

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

                      12             Computation of Ratio of
                                     Earnings to Fixed Charges and
                                     Ratio of Earnings to Combined
                                     Fixed Charges and Preferred
                                     Stock Dividends.

                      27             Financial Data Schedule

            (b)  Report on Form 8-K

                 The Registrant filed with the Securities and Exchange Commission during the quarter ended September 30, 1994, a Form 8-K dated August 31, 1994, which included a news release regarding the Registrant's patent litigation.

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

                                            TEXAS INSTRUMENTS INCORPORATED

                                            WILLIAM A. AYLESWORTH
                                            Senior Vice President,
                                            Treasurer and
                                            Chief Financial Officer

  Date:  October 17, 1994


                              Exhibit Index

                                     Designation of                                              Paper (P)
   Exhibits in                                                   or
   this Report               Description of Exhibit          Electronic (E)
  ----------------           -----------------------         --------------

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

       27                   Financial Data Schedule               E
