Form 10-K405
period 1994-12-31
TEXAS INSTRUMENTS INC
filed 1995-03-20
CIK 97476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1994
                       Commission File Number 1-3761

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

        Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
- -------------------------------                      ------------------------
Common Stock, par value $1.00                        New York Stock Exchange
                                                     London Stock Exchange
                                                     Tokyo Stock Exchange
                                                     The Stock Exchanges of
                                                       Zurich, Basle and
                                                       Geneva
Preferred Stock Purchase Rights                      New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,195,000,000 as of February 28, 1995.

                                92,840,206
   ---------------------------------------------------------------------
  (Number of shares of common stock outstanding as of February 28, 1995)

Parts I, II and IV hereof incorporate information by reference to the Registrant's 1994 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant's proxy statement for the 1995 annual meeting of stockholders.
                                  PART I


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

            The information with respect to net revenues, profit and identifiable assets of the Registrant's industry segments and operations outside the United States, which is contained in the note to the financial statements captioned "Industry Segment and Geographic Area Operations" on pages 37-38 of the Registrant's 1994 annual report to stockholders, is incorporated herein by reference to such annual report.

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

Defense Electronics
- -------------------
            Defense electronics consist of radar systems, navigation systems, infrared surveillance and fire control systems, defense suppression missiles, other weapon systems (including antitank and interdiction weapons), missile guidance and control systems, electronic warfare systems, and other defense electronic equipment. Sales are made to the U.S. government (either directly or through prime contractors) and to international customers approved by the U.S. government.

Digital Products
- ----------------
            Digital products include software productivity tools, notebook computers, printers, electronic calculators, and custom engineering and manufacturing services.

            Digital products are used in a broad range of enterprise-wide, work group and personal information-based applications. The Registrant markets these products through various channels, including system suppliers, business equipment dealers, distributors, retailers, and direct sales to end-users and original equipment manufacturers.

Metallurgical Materials
- -----------------------
            Metallurgical materials include clad metals, precision-engineered parts and electronic connectors for use in a variety of applications such as appliances, automobiles, electronic components, and industrial and telecommunications equipment. These metallurgical materials are primarily sold directly to original equipment manufacturers. This segment also includes development costs associated with solar cells; the Registrant has announced its intention to sell its solar cell technology.

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

Government Sales
- ----------------
            Net revenues directly from federal government agencies in the United States, principally related to the defense electronics segment, accounted for approximately 10% of the Registrant's net revenues in 1994.

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

Backlog
- -------
            The dollar amount of backlog of orders believed by the Registrant to be firm was $3913 million as of December 31, 1994 and $3805 million as of December 31, 1993. Approximately 24% of the 1994 backlog (involving defense electronics) is not expected to be filled within the current fiscal year. The backlog is significant in the business of the Registrant only as an indication of future revenues which may be entered on the books of account of the Registrant.

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

Research and Development
- ------------------------
            Expenditures for research and development were $1045 million in 1994 compared with $981 million in 1993 and $891 million in 1992. Of these amounts, $689 million was company funded in 1994, ($590 million in 1993 and $470 million in 1992), and $356 million in 1994 ($391 million in 1993 and $421 million in 1992) was funded by others, principally the U.S. government.

Seasonality
- -----------
            The Registrant's revenues are subject to some seasonal variation.

Employees
- ---------
            The information concerning the number of persons employed by the Registrant at December 31, 1994 on page 41 of the Registrant's 1994 annual report to stockholders is incorporated herein by reference to such annual report.

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

                                      Defense        Digital     Metallurgical
                    Components      Electronics      Products      Materials
                    ----------      -----------      --------    -------------
Dallas, Texas           X                X
Austin, Texas                            X               X
Houston, Texas          X
Lewisville, Texas                        X
Lubbock, Texas          X                                X
McKinney, Texas                          X
Plano, Texas<F1>(1)                      X               X
Sherman, Texas<F1>(1)   X                X
Temple, Texas                                            X
Attleboro,              X                                              X
  Massachusetts
Almelo, Netherlands     X
Freising, Germany       X
Avezzano, Italy<F2>(2)  X
Baguio,                 X
  Philippines<F3>(3)
Hiji, Japan             X
Kuala Lumpur,           X
  Malaysia<F1>(1)
Miho, Japan             X
Singapore<F3>(3)        X
Taipei, Taiwan          X
____________________
<F1>(1)Leased or primarily leased.
<F2>(2)Owned, subject to mortgage.
<F3>(3)Owned on leased land.

            The Registrant's facilities in the United States contained approximately 18,500,000 square feet as of December 31, 1994, of which approximately 4,400,000 square feet were leased. The Registrant's facilities outside the United States contained approximately 6,500,000 square feet as of December 31, 1994, of which approximately 1,600,000 square feet were leased.

            The Registrant believes that its existing properties are in good condition and suitable for the manufacture of its products. The Registrant's facility in Denton, Texas is being marketed for sale. Otherwise, at the end of 1994, the Registrant utilized substantially all of the space in its facilities.

            Leases covering the Registrant's leased facilities expire at varying dates generally within the next 15 years. The Registrant anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

ITEM 3.     Legal Proceedings.

            On July 19, 1991, the Registrant filed a lawsuit in Tokyo District Court against Fujitsu Limited ( Fujitsu ) seeking injunctive relief, alleging that Fujitsu's manufacture and sale of certain DRAMs infringe the Registrant's Japanese patent on the invention of the integrated circuit (the Kilby patent). Concurrently, Fujitsu brought a lawsuit in the same court against the Registrant, seeking a declaration that Fujitsu is not infringing the Kilby patent. On August 31, 1994, the district court ruled that Fujitsu's production of 1-megabit and 4-megabit DRAMs and 32K EPROMs does not infringe the Kilby patent. The Registrant has appealed the court's decision to the Tokyo High Court.

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

                   Executive Officers of the Registrant

            The following is an alphabetical list of the names and ages of the executive officers of the Registrant and the positions or offices with the Registrant presently held by each person named:

       Name                   Age        Position

Richard J. Agnich             51           Senior Vice President, Secretary
                                           and General Counsel

William A. Aylesworth         52           Senior Vice President, Treasurer
                                           and Chief Financial Officer

Nicholas K. Brookes           47           Vice President (President,
                                           Materials & Controls Group)

Gary D. Clubb                 48           Executive Vice President(President,
                                           Defense Systems & Electronics
                                           Group)

Thomas J. Engibous            42           Executive Vice President

                                           (President, Semiconductor Group)

William F. Hayes              51           Executive Vice President

Jerry R. Junkins              57           Director; Chairman of the Board,
                                           President and Chief Executive
                                         Officer

Marvin M. Lane, Jr.           60           Vice President and Corporate
                                           Controller

David D. Martin               55           Executive Vice President

William B. Mitchell           59           Director; Vice Chairman

Charles F. Nielson            57           Vice President

Elwin L. Skiles, Jr.          53           Vice President

William P. Weber              54           Director; Vice Chairman



     The term of office of each of the above listed officers is from the date of his election until his successor shall have been elected and qualified and
the most recent date of election of each of them was April 21, 1994.   Messrs.
Agnich, Aylesworth, Junkins, Lane, Martin, Mitchell and Weber   have served as
officers of the Registrant for more than five years. Messrs. Hayes, Nielson and Skiles have served as officers of the Registrant since 1991, 1990 and 1992, respectively; and they and Messrs. Brookes, Clubb and Engibous have been employees of the Registrant for more than five years.

                                  PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

          The information which is contained under the caption "Common Stock Prices and Dividends" on page 45 of the Registrant's 1994 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 1994 on page 41 of such annual report, are incorporated herein by reference to such annual report.

ITEM 6.   Selected Financial Data.

          The "Summary of Selected Financial Data" for the years 1990 through 1994 which appears on page 41 of the Registrant's 1994 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The Letter to the Stockholders on pages 3-5 of the Registrant's
1994 annual report to stockholders and the information contained under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 42-44 of such annual report are incorporated herein by reference to such annual report.

          On March 1, 1995, the Registrant announced it expects the worldwide semiconductor market to grow 21 percent to $124 billion in 1995. The semiconductor market grew 32 percent in 1994 to $102 billion.

ITEM 8.   Financial Statements and Supplementary Data.

          The consolidated financial statements of the Registrant at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 and the report thereon of the independent auditors, on pages 26-40 of the Registrant's 1994 annual report to stockholders, are incorporated herein by reference to such annual report.

          The "Quarterly Financial Data" on page 45 of the Registrant's 1994 annual report to stockholders is also incorporated herein by reference to such annual report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

          The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption "Nominees for Directorship" in the Registrant's proxy statement for the 1995 annual meeting of stockholders, and the information contained in the first two paragraphs under the caption "Other Matters" in such proxy statement, are incorporated herein by reference to such proxy statement.

          Information concerning executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation.

          The information which is contained under the captions "Directors Compensation" and "Executive Compensation" in the Registrant's proxy statement for the 1995 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of the Registrant, and (b) the ownership of the Registrant's common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, which is contained under the caption "Voting Securities" in the Registrant's proxy statement for the 1995 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of the Registrant's common stock by each of the directors, which is contained under the caption "Nominees for Directorship" in such proxy statement, is also incorporated herein by reference to such proxy statement.

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

                                  PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  1 and 2.  Financial Statements and Financial Statement Schedule

                        The financial statements and financial statement schedule are listed in the index on page 15 hereof.

               3.  Exhibits

                   Designation of
                     Exhibit in
                     this Report             Description of Exhibit
                   --------------  ------------------------------------------
                        3(a)        Restated Certificate of Incorporation of
                                    the Registrant (incorporated by reference
                                    to Exhibit 3(a)to the Registrant's Annual
                                    Report on Form 10-K for the year 1993).

                        3(b)        Certificate of Amendment to Restated
                                    Certificate of Incorporation of the
                                    Registrant (incorporated by reference to
                                    Exhibit 3(b)to the Registrant's Annual
                                    Report on Form 10-K for the year 1993).

                        3(c)        Certificate of Amendment to Restated
                                    Certificate of Incorporation of the
                                    Registrant (incorporated by reference to
                                    Exhibit 3(c) to the Registrant's Annual
                                    Report on Form 10-K for the year 1993).

                        3(d)        Certificate of Designations relating to
                                    the Registrant's Participating Cumulative
                                    Preferred Stock (incorporated by reference to Exhibit 3(d) to the Registrant's Annual
                                    Report on Form 10-K for the year 1993).

                        3(e)        Certificate of Ownership Merging Texas
                                    Instruments Automation Controls, Inc. into the Registrant (incorporated by reference to Exhibit 3(e)to the Registrant's Annual
                                    Report on Form 10-K for the year 1993).

                        3(f) Certificate of Elimination of Designations of Preferred Stock of the Registrant
                                    (incorporated by reference to Exhibit 3(f)
                                     to the Registrant's Annual Report on Form
                                     10-K for the year 1993).

                        3(g) By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1993).

                        4(a)(i) Rights Agreement dated as of June 17, 1988 between the Registrant and First Chicago
                                    Trust Company of New York, formerly Morgan
                                    Shareholder Services Trust Company, as
                                    Rights Agent, which includes as Exhibit B the form of Rights Certificate
                                    (incorporated by reference to Exhibit
                                    4(a)(i) to the Registrant's Annual Report on Form 10-K for the year 1993).

                        4(a)(ii)    Assignment and Assumption Agreement dated

                                    10


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

                        10(a)(i)    Texas Instruments Annual Incentive Plan
                                    (incorporated by reference to Exhibit
                                    10(a)(i) to the Registrant's Annual Report on Form 10-K for the year 1993).<F1>*

                        10(a)(ii)   TI Deferred Compensation Plan.<F1>*

                        10(a)(iii)  Amendment No. 1 to TI Deferred
                                    Compensation Plan.<F1>*

                        10(b)       Texas Instruments Long-Term Incentive Plan
                                    (incorporated by reference to Exhibit
                                    10(a)(ii) to the Registrant's Annual
                                    Report on Form 10-K for the year
                                    1993).<F1>*

                        10c(i)      TI Directors Retirement Benefit Plan
                                    (incorporated by reference to Exhibit
                                    10(b)(i) to the Registrant's Annual Report on Form 10-K for the year 1991).

                        10c(ii)     Amendment No. 1 to TI Directors Retirement
                                    Benefit Plan (incorporated by reference to Exhibit 10(b)(ii) to the Registrant's
                                    Annual Report on Form 10-K for the year
                                    1991).

                        10(c)(iii)  Amendment No. 2 to TI Directors
                                    Retirement Benefit Plan (incorporated by reference to Exhibit 10(b)(iii) to the Registrant's Annual Report on Form 10-K for the year 1993).

                        10(c)(iv)   Amendment No. 3 to TI Directors Retirement
                                    Benefit Plan (incorporated by reference to
                                    Exhibit 10(b)(iv) to the Registrant's
                                    Annual Report on Form 10-K for the year
                                    1993).

                        10(c)(v)    Amendment No. 4 to TI Directors Retirement
                                    Benefit Plan (incorporated by reference to Exhibit 10(b)(v) to the Registrant's
                                    Annual Report on Form 10-K for the year
                                    1993).

                        10(d) Statement of Policy of Registrant s Board of Directors on Top Officer and Board
                                    Member Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual Report on Form 10-K for the year 1993).<F1>*

                        11          Computation of earnings per common and

                                    11


                                    common equivalent share.

                        12          Computation of Ratio of Earnings to Fixed
                                    Charges and Ratio of Earnings to Combined
                                    Fixed Charges and Preferred Stock
                                    Dividends.

                        13          Registrant's 1994 Annual Report to
                                    Stockholders. (With the exception of the items listed in the index to financial statements and financial statement schedules herein, and the items referred to in ITEMS 1, 5, 6, 7 and 8 hereof, the
                                    1994 Annual Report to Stockholders is not to be deemed filed as part of this report.)

                        21          List of subsidiaries of the Registrant.

                        23          Consent of Ernst & Young LLP.

                        27          Financial Data Schedule
        ________________
    <F1>*Executive Compensation Plans and Arrangements:

         Texas Instruments Annual Incentive Plan (incorporated by reference to
         Exhibit 10(a)(i) to the Registrant's Annual Report on Form 10-K for the year 1993).


         Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii)to the Registrant's Annual Report on
         Form 10-K for the year 1993).

         Statements of Policy of Registrant's Board of Directors on Top
         Officer and Board Member Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual Report on Form 10-K for the year 1993).

         TI Deferred Compensation Plan - Exhibit 10(a)(ii) to this Report

         Amendment No. 1 to TI Deferred Commpensation Plan - Exhibit
         10(a)(iii) to this Report.

               (b)  Reports on Form 8-K

                    None.

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

                                             TEXAS INSTRUMENTS INCORPORATED

                                             By:  JERRY R. JUNKINS
                                                  ---------------------
                                                  Jerry R. Junkins
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer

Date:  March 16, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 1995.




          JAMES R. ADAMS                           DAVID M. RODERICK
- ------------------------------------      ------------------------------------
          James R. Adams                           David M. Roderick
            Director                                    Director


          DAVID L. BOREN                             GLORIA M. SHATTO
- ------------------------------------      ------------------------------------
          David L. Boren                             Gloria M. Shatto
            Director                                     Director


                                                     WILLIAM P. WEBER
- ------------------------------------      ------------------------------------
        James B. Busey IV                            William P. Weber
            Director                            Vice Chairman; Director


     GERALD W. FRONTERHOUSE                        CLAYTON K. YEUTTER
- ------------------------------------      ------------------------------------
     Gerald W. Fronterhouse                        Clayton K. Yeutter
           Director                                     Director


        JERRY R. JUNKINS                          WILLIAM A. AYLESWORTH
- -------------------------------------     ------------------------------------
        Jerry R. Junkins                          William A. Aylesworth
Chairman of the Board; President;           Senior Vice President; Treasurer;
Chief Executive Officer; Director                Chief Financial Officer


         WILLIAM S. LEE                           MARVIN M. LANE, JR.
- -------------------------------------     ------------------------------------
         William S. Lee                           Marvin M. Lane, Jr.
            Director                      Vice President; Corporate Controller


         WILLIAM B. MITCHELL
- ------------------------------------
         William B. Mitchell
       Vice Chairman; Director

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE
                                  (Item 14(a))

                                                         Page Reference
                                                         --------------
                                                                     Annual
                                                                   Report to
                                                    Form 10-K     Stockholders
                                                    ---------     ------------
Information incorporated by reference
to the Registrant's 1994 Annual Report
to Stockholders:
     Consolidated Financial Statements:

       Income for each of the three                                  26
       years in the period ended
       December 31, 1994

       Balance sheets at December 31,                                27
       1994 and 1993

       Cash flows for each of the                                    28
       three years in the period
       ended December 31, 1994

       Stockholders' equity for each of                              29
       the three years in the period
       ended December 31, 1994

       Notes to financial statements                                 30-39

       Report of Independent Auditors                                40

       Supplemental Financial Information:

       Quarterly financial data (unaudited)                          45

Consolidated Schedule for each of the three years in the period ended December 31, 1994:

            II.   Allowance for losses                16

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                       SCHEDULE II
                                                       ------------


             TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                          ALLOWANCE FOR LOSSES
                        (In Millions of Dollars)
              Years Ended December 31, 1994, 1993, and 1992

                            Additions
            Balance at      Charged to                        Balance
            Beginning       Costs and                         at End
            of Year         Expenses         Deductions       of Year
            ----------      ---------        ----------     ----------

1994           $42              $80               $85         $37
- ----           ===              ===               ===         ===

1993           $34              $87               $79         $42
- ----           ===              ===               ===         ===

1992           $45              $75               $86         $34
- ----           ===              ===               ===         ===


Allowances for losses from uncollectible accounts, returns, etc., are deducted from accounts receivable in the balance sheet.


                                 EXHIBIT INDEX

Designation of
Exhibit in                                                   Paper(P) or
this Report             Description of Exhibit               Electronic(E)
- ------------    ----------------------------------------     --------------

    3(a) Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) to the Registrant's Annual
                Report on Form 10-K for the year 1993).

    3(b)        Certificate of Amendment to Restated
                Certificate of Incorporation of the
                Registrant (incorporated by reference to
                Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year 1993).

    3(c)        Certificate of Amendment to Restated
                Certificate of Incorporation of the
                Registrant (incorporated by reference to
                Exhibit 3(c) to the Registrant's Annual Report on Form 10-K for the year 1993).

    3(d) Certificate of Designations relating to the Registrant's Participating Cumulative
                Preferred Stock (incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the year 1993).

    3(e)        Certificate of Ownership Merging Texas
                Instruments Automation Controls, Inc. into the Registrant (incorporated by reference to Exhibit 3(e) to the Registrant's Annual Report on Form 10-K for the year 1993).

    3(f)        Certificate of Elimination of Designations of
                Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(f) to the Registrant's Annual Report on Form 10-K for the year 1993).

    3(g) By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

    4(a)(i) Rights Agreement dated as of June 17, 1988 between the Registrant and First Chicago
                Trust Company of New York, formerly Morgan
                Shareholder Services Trust Company, as
                Rights Agent, which includes as Exhibit B the form of Rights Certificate (incorporated by reference to Exhibit 4(a)(i) to the Registrant's Annual Report on Form 10-K for the year 1993).




                                  17


                                 EXHIBIT INDEX

Designation of
Exhibit in                                                    Paper(P) or
this Report             Description of Exhibit                Electronic(E)
- -------------   ------------------------------------------    -------------
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

    10(a)(i)    Texas Instruments Annual Incentive Plan
                (incorporated by reference to Exhibit
                10(a)(i) to the Registrant's Annual Report on
                Form 10-K for the year 1993).*

    10(a)(ii)   TI Deferred Compensation Plan.*                   E

    10(a)(iii)  Amendment No. 1 to TI Deferred Compensation
                Plan.*                                            E

    10(b)       Texas Instruments Long-Term Incentive Plan
                (incorporated by reference to Exhibit
                10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1993).*

    10c(i)      TI Directors Retirement Benefit Plan
                (incorporated by reference to Exhibit
                10(b)(i) to the Registrant's Annual Report on Form 10-K for the year 1991).

    10c(ii)     Amendment No. 1 to TI Directors Retirement
                Benefit Plan (incorporated by reference to Exhibit 10(b)(ii) to the Registrant's
                Annual Report on Form 10-K for the year 1991).

    10(c)(iii)  Amendment No. 2 to TI Directors Retirement
                Benefit Plan (incorporated by reference
                to Exhibit 10(b)(iii) to the Registrant's
                Annual Report on Form 10-K for the year 1993).

    10(c)(iv)   Amendment No. 3 to TI Directors Retirement
                Benefit Plan (incorporated by reference to
                Exhibit 10(b)(iv) to the Registrant's Annual
                Report on Form 10-K for the year 1993).

    10(c)(v)    Amendment No. 4 to TI Directors Retirement
                Benefit Plan (incorporated by reference to Exhibit
                10(b)(v) to the Registrant's Annual Report on
                Form 10-K for the year 1993).


                                      18


                                 EXHIBIT INDEX

Designation of
Exhibit in                                                   Paper(P) or
this Report             Description of Exhibit               Electronic(E)
- -------------   -----------------------------------------    -------------
    10(d)       Statement of Policy of Registrant's Board
                of Directors on Top Officer and Board
                Member Retirement Practices (incorporated by
                reference to Exhibit 10(b)(vi) to the
                Registrant's Annual Report on Form 10-K for
                the year 1993).

    11          Computation of earnings per common and
                common equivalent share.                          E

    12          Computation of Ratio of Earnings to Fixed
                Charges and Ratio of Earnings to Combined
                Fixed Charges and Preferred Stock Dividends.      E

    13          Registrant's 1994 Annual Report to
                Stockholders. (With the exception of the
                items listed in the index to financial
                statements and financial statement schedules
                herein, and the items referred to in ITEMS 1,
                5, 6, 7 and 8 hereof, the 1994 Annual Report
                to Stockholders is not to be deemed filed as
                part of this report.)                             E

    21          List of subsidiaries of the Registrant.           E

    23          Consent of Ernst & Young LLP.                     E

    27          Financial Data Schedule                           E
        ________________
              *Executive Compensation Plans and Arrangements:

          Texas Instruments Annual Incentive Plan (incorporated by reference to Exhibit 10(a)(i) to the Registrant's Annual Report on Form 10-K for the year 1993).

          Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii)to the Registrant's Annual Report on Form 10-K for the year 1993).

          Statements of Policy of Registrant's Board of Directors on Top
Officer and Board Member Retirement Practices (incorporated by reference to
Exhibit 10(b)(vi) to the Registrant's Annual Report on Form 10-K for  the year
1993).

          TI Deferred Compensation Plan - Exhibit 10(a)(ii) to this report.

          Amendment No. 1 to TI Deferred Commpensation Plan - Exhibit
10(a)(iii) to this Report.




                                        19

