Form 10-Q
period 1995-03-31
TEXAS INSTRUMENTS INC
filed 1995-04-21
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.

                                   20549



                                 FORM 10-Q




                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995         Commission File Number 1-3761



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

                                93,172,215

- ------------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of March 31, 1995

                                       PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
- ------------------------------


                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
               (In millions of dollars, except per-share amounts)


                                                            For Three Months Ended
                                                            ----------------------
                                                               Mar. 31    Mar. 31
Income                                                          1995       1994
- ------                                                        -------    -------
Net revenues...............................................   $ 2,862    $ 2,449

Operating costs and expenses:
  Cost of revenues.........................................     2,035      1,787
  General, administrative and marketing....................       370        379
  Employees' retirement and profit sharing plans...........       113         74
                                                              -------    -------
    Total..................................................     2,518      2,240
                                                              -------    -------
Profit from operations.....................................       344        209
Interest income............................................        17         11
Other income (expense) net.................................         -         (5)
Interest on loans..........................................        13         11
                                                              -------    -------
Income before provision for income taxes...................       348        204
Provision for income taxes.................................       118         70
                                                              -------    -------
Net income.................................................   $   230    $   134
                                                              =======    =======

Earnings per common and common equivalent share............   $  2.41    $  1.41

Cash dividends declared per share of common stock..........   $  0.25    $  0.18


Cash Flows
- ----------
Net cash provided by operating activities..................   $   233    $   413

Cash flows from investing activities:
  Additions to property, plant and equipment...............      (223)      (205)
  Purchases of short-term investments......................      (164)      (159)
  Sales and maturities of short-term investments...........       268         30
                                                              -------    -------
Net cash used in investing activities......................      (119)      (334)

Cash flows from financing activities:
  Dividends paid on common and preferred stock.............       (23)       (17)
  Sales and other common stock transactions................        26         52
  Other....................................................        27         19
                                                              -------    -------
Net cash provided by financing activities..................        30         54

Effect of exchange rate changes on cash....................        13          1
                                                              -------    -------
Net increase in cash and cash equivalents..................       157        134
Cash and cash equivalents, January 1.......................       760        404
                                                              -------    -------
Cash and cash equivalents, March 31........................   $   917    $   538
                                                              =======    =======

                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                    (In millions of dollars, except per-share amounts)


                                                                        Mar. 31      Dec. 31
Balance Sheet                                                             1995         1994
- -------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   917      $   760
  Short-term investments.............................................       427          530
  Accounts receivable, less allowance for losses of
    $41 million in 1995 and $37 million in 1994......................     1,664        1,442
  Inventories:
    Raw materials....................................................       282          237
    Work in process..................................................       596          553
    Finished goods...................................................       264          318
    Less progress billings...........................................      (198)        (226)
                                                                        -------      -------
      Inventories (net of progress billings).........................       944          882
                                                                        -------      -------
  Prepaid expenses...................................................        56           66
  Deferred income taxes..............................................       355          337
                                                                        -------      -------
    Total current assets.............................................     4,363        4,017
                                                                        -------      -------
Property, plant and equipment at cost................................     4,915        4,895
  Less accumulated depreciation......................................    (2,327)      (2,327)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     2,588        2,568
                                                                        -------      -------
Deferred income taxes................................................       246          243
Other assets.........................................................       224          161
                                                                        -------      -------
Total assets.........................................................   $ 7,421      $ 6,989
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    53      $    12
  Accounts payable...................................................       670          678
  Accrued and other current liabilities..............................     1,622        1,509
                                                                        -------      -------
    Total current liabilities........................................     2,345        2,199
                                                                        -------      -------
Long-term debt.......................................................       792          808
Accrued retirement costs.............................................       768          740
Deferred credits and other liabilities...............................       243          203

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 300,000,000 shares.
    Shares issued: 1995 - 93,274,869; 1994 - 92,786,992..............        93           93
  Paid-in capital....................................................     1,068        1,041
  Retained earnings..................................................     2,119        1,912
  Less treasury common stock at cost.
    Shares: 1995 - 102,654; 1994 - 104,170...........................        (7)          (6)
  Other..............................................................        --           (1)
                                                                        -------      -------
    Total stockholders' equity.......................................     3,273        3,039
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $ 7,421      $ 6,989
                                                                        =======      =======


                   TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                           Notes to Financial Statements


       Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (95.5 and 95.1 million shares for the first quarters of 1995 and 1994). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures are included in average common and common equivalent shares outstanding. In computing per-share earnings for the periods, net income is increased by $1 million for the first quarter of 1994 for interest (net of tax and profit sharing effect) on the convertible debentures considered dilutive common stock equivalents.

       Results for the first quarter 1994 include special pretax charges of $132 million and one-time royalty revenues of $69 million.

       The statements of income, statements of cash flows and balance sheet at March 31, 1995, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Record semiconductor revenues and profits in every major geographic region led the Registrant (the "company" or "TI") to its best quarterly financial performance ever. The company continues to build shareholder value, posting a 20.9 percent return on invested capital for the four quarters ending March 31, 1995.

  Based on strength thus far in 1995, TI is raising its estimate of world semiconductor market growth for the year to 28 percent, up from the 21 percent projected earlier in the year.

  Management plans to recommend to the board of directors at its June meeting an increase of approximately 30 percent in the quarterly dividend on TI common stock, effective with the July dividend payment.

  FINANCIAL SUMMARY

  Net revenues for the first quarter of 1995 were $2862 million, up 17 percent from the first quarter of 1994. The increase resulted primarily from strong growth in semiconductor revenues.

  Profit from operations for the quarter was $344 million, compared with $209 million in the first quarter of 1994. The largest contributor to TI s profit improvement was higher semiconductor operating profit. Net income for the quarter was $230 million, compared with $134 million in the first quarter of 1994. Earnings per share were $2.41, compared with $1.41 in the first quarter of 1994.

  Results for the quarter include several cost-reduction actions, including previously announced consolidations in TI s custom manufacturing services and personal productivity products businesses. These costs were more than offset by favorable adjustments to prior-period accruals for ongoing royalties because of higher than expected shipments by some licensees.

  First-quarter 1994 results included one-time pretax restructuring and divestiture charges of $132 million and one-time royalty revenues of $69 million.

  SEMICONDUCTORS

  TI s semiconductor orders set new records in every major geographic region. Orders were strong across all major product lines, especially memory. Orders for TI s digital signal processors (DSPs) and mixed-signal devices continue to grow rapidly.

  TI s semiconductor revenues were up strongly from the first quarter of 1994, primarily because of strong memory demand and growth in application-specific products.

  Semiconductor operating profit was up substantially over the first quarter of last year, with strong contributions from memory and application-specific products. Operating profit also increased over the fourth quarter of 1994, with more than half of the increase coming from application-specific, mixed-signal and advanced system logic products. Margins improved over both the first and fourth quarters of 1994, reflecting higher revenues and increased manufacturing productivity.

  TI is currently ramping up manufacturing production of microprocessors in its new semiconductor facility in Dallas. In addition to producing CMOS

                                     5
  products on state-of-the-art 8-inch wafers, this facility gives TI a resource for finalizing the 0.35-micron generation of semiconductor products, as well as the capability to develop the next generation of 0.25-micron products.

  Capacity addition continues at TI s facility in Avezzano, Italy. Expansions are also under way in the existing joint-venture facilities in Taiwan, Japan and Singapore. Construction began in the first quarter on the TwinStar advanced memory manufacturing facility in Richardson, Texas. TwinStar is a joint venture between TI and Hitachi, Ltd.

  DEFENSE ELECTRONICS

  TI s defense electronics business maintained stable margins on moderately lower revenues. During the quarter, the TI/Martin Marietta joint venture received its second low-rate initial production contract for Javelin antitank weapon systems. TI also has received a subcontract award for the Tomahawk baseline improvement, and an Alliant/TI team won the contract for the Wind-Corrected Munitions Dispenser.

  MATERIALS AND CONTROLS

  TI s materials and controls business showed solid growth and financial performance, reflecting strength in the U.S. automotive, climate and materials markets.

  PERSONAL PRODUCTIVITY PRODUCTS

  Revenues in TI s personal productivity products business were down moderately from the first quarter of 1994, and the business operated at a loss in the quarter. TI s notebook computer product line is transitioning to a new generation of higher performance models, with lower prices on the older product line. TI is increasing marketing and product development investments in this business to strengthen our position in the growing notebook computer market.

  SOFTWARE

  Although down seasonally from the fourth quarter of 1994, revenues in TI s software business were up from the first quarter of 1994. TI is investing to broaden its product line in software development tools and expects to begin introducing new tools for object-based applications development later in the year. TI expects financial performance to be constrained until these and other new products are released.

  SUMMARY AND OUTLOOK

  As noted earlier, TI is raising its estimate of world semiconductor market growth for 1995 to 28 percent, up from the 21 percent projected earlier in the year.

  In addition, TI is seeing signs that the longer term growth rate of the world semiconductor market may be higher than its historical average of 15 percent per year. These signs include the increasing semiconductor content in electronic end-equipment as more products become digital; faster growth of the computer and communications industries as they become major contributors to the networked society; and rapidly growing markets in Asia and other parts of the world.

  Continued improvement in TI operations is allowing TI to increase investment in research and development and marketing to capitalize on emerging growth opportunities, including digital signal processing,

                                      6
  digital imaging and wireless communications. TI expects research and development to be about $850 million in 1995, up from $689 million in 1994 and up from the $800 million announced in January.

  Commenting on the long-term outlook, TI Chairman, President and Chief Executive Officer Jerry R. Junkins said, I believe we are seeing the birth of a new era at Texas Instruments. The networked society is coming of age, and our technologies are at the core of the emerging digital revolution. TI s opportunity goes beyond participating in markets, to actually creating them, in a way that will produce long-term, sustainable value for our stockholders.

  ADDITIONAL FINANCIAL INFORMATION

                              Change in orders,     Change in net revenues,
  Segment                     1Q95 vs. 1Q94         1Q95 vs. 1Q94
  ---------------------       -----------------     ---------------------
  Components                  up 37%                up 27%
  Defense Electronics         up 74%                down 8%
  Digital Products            up 7%                 up 3%
  Total                       up 37%                up 17%

  TI s orders for the first quarter of 1995 were $3311 million, compared with $2415 million in the same period of 1994. Semiconductors accounted for essentially all of the increase in the components segment. The increase in defense electronics orders resulted from timing of receipt of orders on programs moving from development to low-rate initial production. The increase in digital products orders was in custom manufacturing services and software.

  TI s revenues for the first quarter of 1995 were $2862 million, compared with $2449 million in the same period of 1994. The increase in components segment revenues resulted from higher semiconductor revenues related to increased shipments and new products. Royalty revenues related to current-quarter licensee shipments were up from a year ago, but total royalties in the segment were down from the first quarter of 1994 because of the absence of one-time royalties. The decrease in defense electronics revenues reflected the gradual decline of mature production programs.

  First-quarter 1994 revenues included $69 million in one-time royalties. There were no one-time royalties in the first quarter of 1995, but there was a favorable adjustment of $36 million related to higher than estimated licensee shipments in the second half of 1994. Most of this amount reflects higher than estimated shipments of dynamic random-access memory products into the United States by one licensee, whose license renewal is currently being negotiated. Ongoing royalties in the first quarter of 1995 were up from the first quarter of 1994 and also from the fourth quarter of 1994.

  Components segment profit increased strongly over the first quarter of 1994, primarily because of improved semiconductor operations.

  The digital segment had a small loss for the quarter. Royalties in the segment increased from the first quarter of 1994. The loss in software widened from the first quarter of 1994, and personal productivity products went from a slight profit to a loss on lower revenues, reflecting the transition to next-generation notebook computers. The calculator business continues to strengthen, with increased revenues and improved profitability over the first quarter of 1994.

                                      7

  The income tax rate for the first quarter of 1995 was 34.0 percent, which is the current estimate of the rate for the full year.

  TI's financial condition remains strong. During the quarter, cash and cash equivalents plus short-term investments increased by $54 million to $1344 million. In January, the company reduced to zero (from $125 million) the outstanding balance of its asset securitization agreement and terminated this agreement effective January 30, 1995. As noted above, management intends to recommend to the board of directors at its June meeting an increase of approximately 30 percent in the quarterly dividend on TI stock. The cash requirement for a dividend increase of this amount will be met from cash flow and current cash balances. TI's debt-to-total-capital ratio was .21 at the end of the first quarter, unchanged from year-end 1994.

  TI s backlog of unfilled orders as of March 31, 1995, was $4346 million, up $433 million from the end of 1994 and up $575 million from the first quarter of 1994. Most of the increases were in semiconductors. Defense electronics backlog also increased.

  TI-funded R&D was $213 million in the first quarter of 1995, compared with $163 million in the same period of 1994. The increase was driven primarily by investments in differentiated semiconductor products.

  Capital expenditures in the first quarter of this year were $223 million, compared with $205 million in the first quarter of 1994.

  Depreciation in the first quarter of 1995 was $176 million, compared with $154 million in last year s first quarter.

  Return on invested capital (ROIC) and return on common equity (ROCE) are measures TI uses to monitor progress in building shareholder value. For the four quarters ending March 31, 1995, ROIC was 20.9 percent, and ROCE was 27.4 percent. In the four quarters ending March 31, 1994, ROIC was
  16.1 percent, and ROCE was 25.4 percent.

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

                      12             Computation of Ratio of
                                     Earnings to Fixed Charges and
                                     Ratio of Earnings to Combined
                                     Fixed Charges and Preferred
                                     Stock Dividends.

                      27             Financial Data Schedule

            (b)  Report on Form 8-K

                 The Registrant filed with the Securities and Exchange Commission during the quarter ended March 31, 1995 a Form 8-K, dated January 27, 1995, relating to the 1995 Annual Meeting of Stockholders of the Registrant.

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

  Date:  April 20, 1995


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
