Form 10-Q
period 1995-06-30
TEXAS INSTRUMENTS INC
filed 1995-07-21
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.

                                     20549



                                   FORM 10-Q




                     QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995            Commission File Number 1-3761



                             TEXAS INSTRUMENTS INCORPORATED
                   -----------------------------------------------------
                 (Exact name of Registrant as specified in its charter)



        Delaware                                        75-0289970
- ------------------------------------------------------------------------
 (State of Incorporation)           (I.R.S. Employer Identification No.)




13500 North Central Expressway, P.O. Box 655474, Dallas, TX   75265-5474
- ------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


         Registrant's telephone number, including area code 214-995-3773
         ---------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                                ----     ----
                                 93,954,911
- ------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of June 30, 1995

                               PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
- ------------------------------

                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Six Months Ended
                                                            ----------------------      --------------------
                                                              June 30    June 30          June 30    June 30
Income                                                          1995       1994             1995       1994
- ------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 3,238    $ 2,510          $ 6,099    $ 4,959
Operating costs and expenses:
  Cost of revenues.........................................     2,267      1,802            4,302      3,589
  General, administrative and marketing....................       433        317              803        696
  Employees' retirement and profit sharing plans...........       135         99              247        173
                                                              -------    -------          -------    -------
    Total..................................................     2,835      2,218            5,352      4,458
                                                              -------    -------          -------    -------
Profit from operations.....................................       403        292              747        501
Other income (expense) net.................................        20         (4)              37          2
Interest on loans..........................................        13         11               26         22
                                                              -------    -------          -------    -------
Income before provision for income taxes...................       410        277              758        481
Provision for income taxes.................................       132         93              250        163
                                                              -------    -------          -------    -------
Net income.................................................   $   278    $   184          $   508    $   318
                                                              =======    =======          =======    =======
Earnings per common and common equivalent share............   $  2.88    $  1.93          $  5.29    $  3.35

Cash dividends declared per share of common stock..........   $  0.34    $  0.25          $  0.59    $  0.43

Cash Flows
- ----------
Net cash provided by operating activities..............................................    $  625    $   704

Cash flows from investing activities:
  Additions to property, plant and equipment...........................................      (522)      (459)
  Purchases of short-term investments..................................................      (400)      (289)
  Sales and maturities of short-term investments.......................................       445        105
                                                                                          -------    -------
Net cash used in investing activities..................................................      (477)      (643)

Cash flows from financing activities:
  Dividends paid on common and preferred stock.........................................       (46)       (34)
  Sales and other common stock transactions............................................        65         84
  Other................................................................................        21         (1)
                                                                                          -------    -------
Net cash provided by financing activities..............................................        40         49

Effect of exchange rate changes on cash................................................        19          7
                                                                                          -------    -------
Net increase in cash and cash equivalents..............................................       207        117
Cash and cash equivalents, January 1...................................................       760        404
                                                                                          -------    -------
Cash and cash equivalents, June 30.............................................. .......   $   967    $   521
                                                                                           =======    =======

                                                 2


                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                    (In millions of dollars, except per-share amounts)

                                                                         June 30      Dec. 31
Balance Sheet                                                             1995         1994
- -------------                                                           -------       -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   967      $   760
  Short-term investments.............................................       485          530
  Accounts receivable, less allowance for losses of
    $38 million in 1995 and $37 million in 1994......................     1,941        1,442
  Inventories:
    Raw materials....................................................       314          237
    Work in process..................................................       587          553
    Finished goods...................................................       313          318
    Less progress billings...........................................      (202)        (226)
                                                                        -------      -------
      Inventories (net of progress billings).........................     1,012          882
                                                                        -------      -------
  Prepaid expenses...................................................        60           66
  Deferred income taxes..............................................       349          337
                                                                        -------      -------
    Total current assets.............................................     4,814        4,017
                                                                        -------      -------
Property, plant and equipment at cost................................     5,026        4,895
  Less accumulated depreciation......................................    (2,352)      (2,327)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     2,674        2,568
                                                                        -------      -------
Deferred income taxes................................................       255          243
Other assets.........................................................       218          161
                                                                        -------      -------
Total assets.........................................................   $ 7,961      $ 6,989
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    27      $    12
  Accounts payable...................................................       797          678
  Accrued and other current liabilities..............................     1,705        1,509
                                                                        -------      -------
    Total current liabilities........................................     2,529        2,199
                                                                        -------      -------
Long-term debt.......................................................       820          808
Accrued retirement costs.............................................       787          740
Deferred credits and other liabilities...............................       267          203

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 300,000,000 shares.
    Shares issued: 1995 - 94,063,930; 1994 - 92,786,992..............        94           93
  Paid-in capital....................................................     1,109        1,041
  Retained earnings..................................................     2,365        1,912
  Less treasury common stock at cost.
    Shares: 1995 - 109,019; 1994 - 104,170...........................       (10)          (6)
  Other..............................................................        --           (1)
                                                                        -------      -------
    Total stockholders' equity.......................................     3,558        3,039
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $ 7,961      $ 6,989
                                                                        =======      =======


                                                 3



                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                           Notes to Financial Statements

     Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (96.7 and 95.6 million shares for the second quarters of 1995 and 1994, and 96.2 and
95.3 million shares for the six months ended June 30, 1995 and 1994). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures are included in average common and common equivalent shares outstanding.

     On June 15, 1995, TI's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on the common stock to shareholders of record July 21, 1995. Number of shares and per-share amounts herein do not reflect the two-for-one stock split.

     Results for the first six months of 1994 include the following first quarter items: special pretax charges of $132 million and one-time royalty revenues of $69 million.

     The statements of income, statements of cash flows and balance sheet at June 30, 1995, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

                                        4


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Record semiconductor revenues and operating profits led the Registrant (the "company" or "TI") to its best quarterly performance ever in revenues, profits and earnings per share. The company continues to build shareholder value, posting a 22.1 percent return on invested capital for the four quarters ending June 30, 1995.

FINANCIAL SUMMARY

Net revenues for the second quarter of 1995 were $3238 million, up 29 percent from the second quarter of 1994. The increase resulted primarily from strong worldwide growth in semiconductor revenues.

Profit from operations for the quarter was $403 million, up 38 percent from $292 million in the second quarter of 1994. The largest contributor to TI's profit improvement was higher semiconductor operating profit. Net income for the quarter was $278 million, compared with $184 million in the second quarter of 1994. Earnings per share were $2.88, compared with $1.93 in the second quarter of 1994.

SEMICONDUCTORS

TI's semiconductor orders reached record levels in every major geographic region, with strength across all major product lines. More than half of the growth from the first quarter was in application-specific and mixed-signal/analog products. Orders for TI's digital signal processors and mixed-signal/analog devices have more than doubled in the last two years, with particular strength in orders from hard disk drive and wireless communications manufacturers.

Semiconductor revenues established new records in all major geographic regions, primarily because of strong demand and stable pricing in memory and strength in mixed-signal/analog and application-specific products. Over the last year, more than 40 percent of TI's mixed-signal/analog revenues have been from products introduced in the last three years.

Semiconductor operating profit was up substantially over the second quarter of 1994 and also increased over the first quarter of 1995, primarily as the result of higher revenues. The revenue growth reflected TI's broad product line and increased TI and joint-venture production of dynamic random-access memory (DRAM) products. Operating margins were up from both the second quarter of 1994 and the first quarter of 1995, on higher revenues and emphasis on greater manufacturing efficiencies.

TI is ramping up production of advanced microprocessors in its newest facility in Dallas, Texas. The company is planning to accelerate construction of the second phase of this facility for future generations of microprocessors and digital signal processors. This is expected to pull production forward to late 1996, several months ahead of the previous schedule.

                                 5
TI's position continues to strengthen in the Asia-Pacific region, the fastest growing part of the world semiconductor market. The company is increasing investments in capacity, both in TI-owned facilities and in cooperation with joint-venture partners. The company is expanding capacity in its assembly and test facilities in the region.
Construction is under way to expand capacity for production of 16-megabit DRAMs in the TECH joint venture in Singapore, and the TI-Acer joint venture has begun production of 16-megabit DRAMs in its expanded facility in Taiwan. The company is also increasing marketing investments and plans to expand its Customer Application Centers, which provide design assistance to strategic customers in the region.

DEFENSE ELECTRONICS

TI's defense electronics revenues were flat with the second quarter of 1994, and margins remained stable. Revenues were up slightly from the first quarter of 1995; however, TI expects defense revenues for the full year to be down slightly from 1994.

During the quarter, TI was approved to begin development of two additional versions of the Joint Stand-Off Weapon (JSOW). These new versions potentially could add more than $3 billion to the opportunity for JSOW over the life of the program. TI also received contracts from the U.S. Naval Air Systems Command for the High-speed Antiradar Missile
(HARM) and from the French Ministry of Defense for the Paveway II precision-guided weapon system.

MATERIALS & CONTROLS

TI's materials and controls business continues to experience double-digit revenue growth and strong operating performance. Strong growth is continuing in the new sensor and radio-frequency-based businesses.

PERSONAL PRODUCTIVITY PRODUCTS

Revenues in TI's personal productivity products business were up from year-ago levels on the strength of record calculator revenues. Shipments of the company's higher performance notebook computers began during the quarter, although later than expected, and the product is being well accepted in the marketplace. TI is increasing marketing and product development investments to strengthen its position in the growing notebook computer market.

EMERGING OPPORTUNITIES

TI continues to invest in its software product line to extend its leadership position in model-based development into the emerging field of object-based software tools. During the second quarter, the company announced the Arranger software development tool that allows mission-critical applications and databases to be accessed from the desktop.

                                  6
In TI's digital imaging activity, the company is continuing to develop production processes for Digital Light Processing (DLP) systems based on the Digital Micromirror Device. Several potential customers have recently announced engagements with TI to bring products to market using TI's DLP engines. The company expects to see products in the market by the end of 1995 or early in 1996.

Progress also continues in the development and marketing of new products based on TI's voice recognition technology, and field testing is under way on TI's local multipoint distribution technology for broadband wireless communications.

SUMMARY

The growth of the worldwide semiconductor market continues to exceed expectations. The growth is being driven by the higher semiconductor content of electronic end equipment and by the geographic diversification of the market. These factors are leading to faster long-term growth of the industry, as well as contributing to its increased stability. TI is well positioned around the world to take advantage of these structural changes in the market.

The combined efforts of TI employees worldwide have resulted in major improvements in operating performance, productivity and quality. One of the key elements in this improvement has been the companywide emphasis on customer satisfaction and business excellence. In June, TI Singapore was named the winner of the first Singapore Quality Award, the nation's highest recognition for total quality management. TI Singapore joins a long list of TI operations that, over the past few years, have been recognized internationally for excellence in quality. These operational improvements have laid a foundation for TI to increase investments in research and development (R&D) and marketing to accelerate its long-term growth and strengthen its position in the emerging networked society.

ADDITIONAL FINANCIAL INFORMATION

                             Change in orders,   Change in net revenues,
Segment                     2Q95 vs. 2Q94             2Q95 vs. 2Q94
- -------------               -----------------   --------------------
Components                          up 52%                   up 41%
Defense Electronics                 down 13%                 flat
Digital Products                    up 13%                   up 14%
Total                               up 36%                   up 29%

                             Change in orders,   Change in net revenues,
     Segment                    1H95 vs 1H94             1H95 vs. 1H94
- -----------------             -----------------  -----------------------
Components                          up 44%                   up 34%
Defense Electronics                 up 26%                   down 4%
Digital Products                    up 10%                   up 9%
Total                               up 36%                   up 23%

                                   7

TI's orders for the second quarter of 1995 were $3462 million, compared with $2549 million in the same period of 1994. The increase in components segment orders reflects strong growth across all major semiconductor product lines. The decrease in defense electronics orders resulted from timing of receipt of orders. The increase in digital products orders was in custom manufacturing services and personal productivity products.

TI's revenues in the second quarter of 1995 were $3238 million, compared with $2510 million in the second quarter of 1994. Higher semiconductor revenues, related to increased shipments and new products, accounted for virtually all of the increase in components segment revenues. Ongoing royalty revenues were also up from the second quarter of 1994. The increase in digital products segment revenues came from custom manufacturing services and personal productivity products.

Components segment profit increased over the second quarter of 1994. Most of the increase came from improved semiconductor operations; higher ongoing royalties also contributed to the increase. The digital segment had a small loss for the quarter. Personal productivity products operated at a loss caused primarily by higher marketing and product development investments, but the loss narrowed from the first quarter of 1995. Software operations, although continuing at a loss because of increased marketing investments, also improved from the first quarter. Both of these operations were profitable in the second quarter of 1994.

For the first six months of 1995, TI's orders were $6774 million, compared with $4963 million for the first six months of 1994. The increase in components segment orders resulted from strong growth in semiconductor orders, primarily memory and mixed-signal/analog products. The increase in defense orders resulted primarily from timing of orders. Most of the increase in digital segment orders was in custom manufacturing services; orders in personal productivity products were also higher.

Net revenues for the first half of 1995 were $6099 million, compared with $4959 million in the first half of 1994. The increase in components segment revenues resulted from higher semiconductor revenues, attributable primarily to increased shipments of memory and application-specific products. The decrease in defense revenues reflects the continuing gradual decline of mature production programs. Most of the increase in digital segment revenues over the first half of 1994 was in custom manufacturing services and software.

TI's profit from operations for the first six months of 1995 was $747 million, compared with $501 million in the first half of 1994. Essentially all the increase was in the components segment, resulting from improved semiconductor operations, with higher ongoing royalties also contributing. Digital segment losses narrowed from the first half of 1994 because of the absence of restructuring and
                                  8
divestiture charges, although the operating loss in software widened from the first half of 1994 and personal productivity products went from a profit in the first half of 1994 to a loss in the first half of 1995.

Net income for the first half of 1995 was $508 million, compared with $318 million in the first six months of 1994. Earnings per share were $5.29, compared with $3.35 in the first half of 1994.

First-half 1995 results include several cost-reduction actions in the first quarter, including consolidations in TI's custom manufacturing services and personal productivity products businesses. These costs were more than offset by favorable first-quarter adjustments to prior-period accruals for ongoing royalties because of higher than expected shipments by some licensees. First-half 1994 results included $132 million of pretax charges taken in the first quarter for costs related to restructuring TI's European operations, primarily in the components segment, and the divestiture of nonstrategic product lines, primarily in digital products. First-half 1994 results also included $69 million in one-time royalty revenues in the first quarter, approximately offsetting the restructuring charge in the components segment.

The income tax rate for the first half of 1995 was 33.0 percent, which is the current estimate of the rate for the full year.

TI's financial condition remains strong. Cash flow from operating activities net of additions to property, plant, and equipment was a positive $103 million for the first half of 1995. During the half, cash and cash equivalents plus short-term investments increased by $162 million to $1452 million. In January, the company reduced to zero (from $125 million) the outstanding balance of its asset securitization agreement and terminated this agreement effective January 30, 1995.
TI's debt-to-total-capital ratio was .19 at the end of the second quarter, down .02 from the first quarter of 1995 and year-end 1994.

On June 15, the Board of Directors declared a two-for-one stock split in the form of a 100 percent stock dividend on the common stock, payable on August 18, 1995, to shareholders of record July 21, 1995. The board also declared a 36 percent increase in the quarterly cash dividend to 34 cents a share (up from 25 cents a share). This dividend, adjusted for the stock split, would be 17 cents per share. The cash required for this dividend increase will be met from current cash flow and cash balances.

TI's backlog of unfilled orders as of June 30, 1995, was $4571 million, up $761 million from the second quarter of last year and up $225 million from the first quarter of this year, primarily because of increases in semiconductor backlog.

TI-funded R&D was $215 million in the second quarter of 1995, compared with $168 million in the second quarter of 1994. The increase was driven primarily by investments in semiconductors. R&D for the first six months of 1995 was $428 million, compared with $331 million in the
                                   9
first half of 1994. R&D for the full year is now expected to be approximately $900 million.

Capital expenditures in the second quarter of this year were $300 million, compared with $254 million in the second quarter of 1994, and $522 million for the first half of 1995, compared with $459 million for the first six months of 1994.

Depreciation in the second quarter of 1995 was $182 million, compared with $162 million in the second quarter of 1994, and $359 million for the first six months of 1995, compared with $317 million for the same period of 1994.

Return on invested capital (ROIC) and return on common equity (ROCE) are measures TI uses to monitor progress in building shareholder value. For the four quarters ending June 30, 1995, ROIC was 22.1 percent, and ROCE was 28.3 percent. For the four quarters ending June 30, 1994, ROIC was
17.8 percent, and ROCE was 26.6 percent.

                                  10

                                 PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on April 20, 1995, the stockholders voted upon the election of directors.

        The board nominees were elected as directors with the following vote:

       Nominee                       For                 Withheld
       -------                       ---                 ---------
James R. Adams                    82,901,199              259,366
David L. Boren                    82,889,515              271,050
James B. Busey IV                 82,902,342              258,222
Gerald W. Fronterhouse            82,886,934              273,630
Jerry R. Junkins                  82,905,006              255,558
William S. Lee                    82,907,175              253,389
William B. Mitchell               82,903,318              257,247
Gloria M. Shatto                  82,896,067              264,498
William P. Weber                  82,906,258              254,307
Clayton K. Yeutter                82,900,392              260,172

A stockholder proposal regarding preferred stock, which was included in the Registrant's proxy statement for the annual meeting, was withdrawn by the proponent, the College Retirement Equities Fund.

ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Designation of
                 Exhibits in
                 this Report           Description of Exhibit
               --------------      -----------------------------

                    10(c)          Texas Instruments Restricted
                                   Stock Unit Plan for Directors.(The
                                   TI Directors Benefit Plan has
                                   been terminated with respect to
                                   current and future directors.)

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

               None.

                                   11

                                       SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEXAS INSTRUMENTS INCORPORATED



                                         BY: WILLIAM A. AYLESWORTH
                                          William A. Aylesworth
                                          Senior Vice President,
                                          Treasurer and
                                          Chief Financial Officer

Date:  July 21, 1995
                                   12




                                       Exhibit Index
Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit           Electronic (E)
- ----------------         -----------------------          --------------

    10(c)               Texas Instruments Restricted            E
                        Stock Unit Plan for Directors
                        (The TI Directors Benefit Plan has
                        been terminated with respect to
                        current and future directors.)

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