Form 10-Q
period 1995-09-30
TEXAS INSTRUMENTS INC
filed 1995-10-20
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                                  	Washington, D.C.

                                       	20549



                                     	FORM 10-Q




                   	QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     	OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended September 30, 1995	 Commission File Number 1-3761



                            	TEXAS INSTRUMENTS INCORPORATED
	               ------------------------------------------------------
               	(Exact name of Registrant as specified in its charter)



                       Delaware						         	75-0289970
               ------------------------			------------------------------------
               (State of Incorporation)			(I.R.S. Employer Identification No.)




	13500 North Central Expressway, P.O. Box 655474, Dallas, Texas    75265-5474
	-----------------------------------------------------------------------------
	(Address of principal executive offices)                           (Zip Code)


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

                                188,812,117
-----------------------------------------------------------------------------
             Number of shares of Registrant's common stock outstanding
                             as of September 30, 1995




	 PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
------------------------------

                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Nine Months Ended
                                                            ----------------------      ---------------------
                                                             Sept 30     Sept 30          Sept 30    Sept 30
Income                                                        1995        1994             1995       1994
------                                                       -------     -------          -------    -------
Net revenues...............................................  $ 3,425     $ 2,574          $ 9,525    $ 7,533
Operating costs and expenses:
  Cost of revenues.........................................    2,446       1,852            6,747      5,441
  General, administrative and marketing....................      406         333            1,209      1,029
  Employees' retirement and profit sharing plans...........      136          98              384        271
                                                             -------     -------          -------    -------
    Total..................................................    2,988       2,283            8,340      6,741
                                                             -------     -------          -------    -------
Profit from operations.....................................      437         291            1,185        792
Other income (expense) net.................................        6           1               42          4
Interest on loans..........................................       12          11               38         33
                                                             -------     -------          -------    -------
Income before provision for income taxes...................      431         281            1,189        763
Provision for income taxes.................................      142          95              392        260
                                                             -------     -------          -------    -------
Net income.................................................  $   289     $   186          $   797    $   503
                                                             =======     =======          =======    =======
Earnings per common and common equivalent share............  $  1.48     $  0.97          $  4.13    $  2.64

Cash dividends declared per share of common stock..........  $  0.17     $  0.12          $  0.46    $  0.34

Cash Flows
----------
Net cash provided by operating activities..............................................   $ 1,135    $ 1,101

Cash flows from investing activities:
  Additions to property, plant and equipment...........................................      (914)      (756)
  Purchases of short-term investments..................................................      (606)      (602)
  Sales and maturities of short-term investments.......................................       801        562
                                                                                          -------    -------
Net cash used in investing activities..................................................      (719)      (796)

Cash flows from financing activities:
  Payments on long term debt...........................................................        (5)       (82)
  Dividends paid on common stock.......................................................       (78)       (56)
  Sales and other common stock transactions............................................        99        109
  Other................................................................................        67         22
                                                                                          -------    -------
Net cash provided by (used in) financing activities....................................        83         (7)

Effect of exchange rate changes on cash................................................         9         11
                                                                                          -------    -------
Net increase in cash and cash equivalents..............................................       508        309
Cash and cash equivalents, January 1...................................................       760        404
                                                                                          -------    -------
Cash and cash equivalents, September 30................................................   $ 1,268    $   713
                                                                                          =======    =======








                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                    (In millions of dollars, except per-share amounts.)

                                                                       Sept. 30     Dec. 31
Balance Sheet                                                            1995        1994
-------------                                                          --------     -------
Assets
Current assets:
  Cash and cash equivalents..........................................  $ 1,268      $   760
  Short-term investments.............................................      335          530
  Accounts receivable, less allowance for losses of
    $41 million in 1995 and $37 million in 1994......................    2,205        1,442
  Inventories:
    Raw materials....................................................      308          237
    Work in process..................................................      593          553
    Finished goods...................................................      354          318
    Less progress billings...........................................     (192)        (226)
                                                                       -------      -------
      Inventories (net of progress billings).........................    1,063          882
                                                                       -------      -------
  Prepaid expenses...................................................       52           66
  Deferred income taxes..............................................      360          337
                                                                       -------      -------
    Total current assets.............................................    5,283        4,017
                                                                       -------      -------
Property, plant and equipment at cost................................    5,239        4,895
  Less accumulated depreciation......................................   (2,384)      (2,327)
                                                                       -------      -------
    Property, plant and equipment (net)..............................    2,855        2,568
                                                                       -------      -------
Deferred income taxes................................................      267          243
Other assets.........................................................      239          161
                                                                       -------      -------
Total assets.........................................................  $ 8,644      $ 6,989
                                                                       =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................  $    64      $    12
  Accounts payable...................................................      893          678
  Accrued and other current liabilities..............................    1,937        1,509
                                                                       -------      -------
    Total current liabilities........................................    2,894        2,199
                                                                       -------      -------
Long-term debt.......................................................      822          808
Accrued retirement costs.............................................      791          740
Deferred credits and other liabilities...............................      288          203

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................       --           --
  Common stock, $1 par value. Authorized - 300,000,000 shares.
    Shares issued: 1995 - 188,949,681; 1994 - 92,786,992.............      189           93
  Paid-in capital....................................................    1,050        1,041
  Retained earnings..................................................    2,622        1,912
  Less treasury common stock at cost.
    Shares: 1995 - 137,564; 1994 - 104,170...........................      (12)          (6)
  Other..............................................................       --           (1)
                                                                       -------      -------
    Total stockholders' equity.......................................    3,849        3,039
                                                                       -------      -------
Total liabilities and stockholders' equity...........................  $ 8,644      $ 6,989
                                                                       =======      =======





	TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                           Notes to Financial Statements

		Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (195.1 and 192.0 million shares for the third quarters of 1995 and 1994, and 193.3 and 191.0 million shares for the nine months ended September 30, 1995 and 1994).  Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures are included in average common and common equivalent shares outstanding.  Share amounts have been retroactively adjusted for the two-for-one stock split effective August 18, 1995.

		Results for the first nine months of 1994 include the following first quarter items: special pretax charges of $132 million and one-time royalty revenues of $69 million.

	The statements of income, statements of cash flows and balance sheet at September 30, 1995, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.






































ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Continued semiconductor market strength across all geographic regions and improved semiconductor operating performance led the Registrant (the "company" or "TI") to record third quarter financial results. This marks the sixth consecutive quarter of record financial performance, and consistent with its goal of increasing shareholder value, TI posted a return on invested capital of 23.3 percent for the four quarters ending
September 30,1995.

FINANCIAL SUMMARY

Net revenues for the third quarter of 1995 were $3425 million, up 33 percent from $2574 million in the third quarter of 1994. The increase resulted primarily from strong growth in semiconductor revenues.


Profit from operations for the quarter was $437 million, up 50 percent from $291 million in the third quarter of 1994. Most of the profit increase came from significant improvement in semiconductor operating profit and higher royalties. Net income for the quarter was $289 million, compared with $186 million in the third quarter of 1994. Earnings per share, after the effect of a previously announced 2-for-1 stock split, were $1.48, an increase of 53 percent from $0.97 in the third quarter of 1994.

SEMICONDUCTORS

TI's third-quarter 1995 semiconductor revenues and operating profits were up substantially over the year-ago period, and also exceeded the previous record achieved in the second quarter of 1995. Operating margins were up from the third quarter of 1994, on higher revenues and improved manufacturing efficiencies. Margins also increased over the second quarter of 1995, despite the impact of the weaker yen.

TI's semiconductor orders were up strongly in all geographic regions and for all business entities from the third quarter of 1994. New orders remained at the high level of the second quarter of 1995, despite the effects of the weaker yen and the traditionally slower summer vacation period. TI's quarterly customer survey shows that semiconductor inventories were at record low levels during the quarter. Growth in orders is being driven primarily by computer and telecommunications equipment manufacturers.

Orders for TI's Digital Signal Processing Solutions (DSPS) -- which include digital signal processors, mixed-signal/analog devices, system expertise and software algorithms -- continue to grow faster than the total semiconductor market. To meet this increased demand, TI is diverting some of its standard memory capacity to digital signal processors, mixed-signal/analog and other advanced logic products. In addition, the majority of semiconductor capital expenditures in 1995 support digital signal processor and mixed-signal/analog production.


                                      5
Strong new product revenues in the PC/multimedia and wireless communications market segments contributed to a record revenue quarter in mixed-signal/analog products. TI is increasing its research and development (R&D) and capital investments in mixed-signal/analog products to support continued growth.

Phase one of TI's newest wafer fab in Dallas reached full wafer start capacity during the quarter. As previously announced, the company is accelerating construction of the second phase of this fab, for production of advanced microprocessors and logic products. Production at this facility is expected to be pulled forward to late 1996, several months ahead of the original schedule. Progress also continues in expanding capacity at TI's TECH Semiconductor joint venture for 16-megabit dynamic random access memories (DRAMs) in Singapore, and the TI-Acer joint venture recently announced a second wafer fab that will produce 16- and 64-megabit DRAMs beginning in 1997. Memory capacity is being added at the KTI joint venture in Japan, and construction is progressing at the TwinStar memory joint venture near Dallas.

Stable prices and strong demand continue for TI's DRAMs. Orders and revenues for DRAMs reached record levels during the quarter.

DEFENSE ELECTRONICS

TI's defense electronics revenues were up slightly compared with the third quarter of 1994, and margins remained stable. Revenues were down slightly from the second quarter of 1995, and TI expects revenues for the full year to be down from 1994.

During the quarter, TI received a phase-funded contract award from the Naval Air Systems Command for engineering and manufacturing development of the Joint Standoff Weapon (JSOW) Unitary Weapon System. TI recently completed the first free-flight demonstration of a powered version of the JSOW missile. During the quarter, the TI/Martin Javelin joint venture delivered initial production units of the world's first "fire and forget" infantry antitank weapon. TI also won the Combat Vehicle-Driver Viewer Enhancement for the Bradley Fighting Vehicle, the first military application of TI's uncooled infrared technology.

The Office of Naval Research named TI the first recipient of the Best Manufacturing Practices Center of Excellence award, which recognizes outstanding contributions to improving American competitiveness.

MATERIALS & CONTROLS

Revenues in TI's materials and controls business were up over the third quarter of 1994; however, margins were down slightly, with increased investments in new products.





PERSONAL PRODUCTIVITY PRODUCTS

Revenues in TI's personal productivity products business were essentially flat from the year-ago period. During the quarter, TI broadened its family of notebook computers with the introduction of the Extensa(TM) line, to address the value segment of the market. Volumes of TI's award-winning TravelMate(TM) 5000 Pentium(R) notebook computers were not sufficient to offset lower margins and substantially higher marketing investments, and as a result, the business operated at a loss during the quarter.

EMERGING OPPORTUNITIES

TI is investing in its software product line to extend its leadership in software development tools, while continuing to streamline operations and focus on strategic opportunities.

Several potential customers have announced their intention to develop business projectors and large screen display systems using TI's Digital Light Processing(TM) (DLP(TM)) systems based on the Digital Micromirror
Device(TM).   TI's factory for production of DLP engines is in the start-up mode, and business projector products from customers are expected to be available in late 1995 or early 1996.

TI continues to explore other opportunities for the commercialization of emerging digital solutions for the networked society. During the quarter, the company announced plans to jointly develop software technology for advanced voice-related services with two subsidiaries of SBC Communications Inc. TI also announced its entry into the market for delivery of integrated voice, data, and video through its Local Multipoint Distribution Services
(LMDS) system for broadband wireless communications.

SUMMARY

TI continues to see strong semiconductor demand across all geographic regions, particularly for digital signal processors, mixed-signal/analog and DRAMs. The company expects growth of the worldwide semiconductor market to be about 40 percent in 1995, the third consecutive year of strong growth.
To support customer requirements, TI's 1995 capital expenditures are now expected to reach $1.45 billion, up from the previously planned $1.3 billion.

INTERNATIONAL QUALITY RECOGNITION

Over the past several years, TI has focused on deploying a worldwide quality strategy to achieve growth, profitability, business excellence and total customer satisfaction. In September, TI Europe was named the winner of the 1995 European Quality Award, presented by the European Foundation for Quality Management to the company judged to be the most successful proponent of Total Quality management. The award is equivalent to the U.S. Malcolm Baldrige National Quality Award.



ADDITIONAL FINANCIAL INFORMATION

                           Change in orders,         Change in net revenues,
Segment                     3Q95 vs. 3Q94                 3Q95 vs. 3Q94
------------               -----------------         -----------------------
Components                      up 55%                         up 47%
Defense Electronics             down 61%                       up 5%
Digital Products                up 11%                         up 7%
Total                           up 16%                         up 33%

                           Change in orders,         Change in net revenues,
Segment                     YTD95 vs. YTD94              YTD95 vs. YTD94
------------               -----------------         ----------------------
Components                      up 48%                         up 39%
Defense Electronics             down 21%                       down 1%
Digital Products                up 10%                         up 8%
Total                           up 29%                         up 26%

TI's orders for the third quarter of 1995 were $3390 million, compared with $2926 million in the same period of 1994. Higher semiconductor orders accounted for the majority of the increase in the components segment. The decrease in defense electronics orders reflected timing of receipt of orders in mature production programs, primarily Paveway, and reduced HARM quantities. The increase in digital products orders was in custom manufacturing services.

TI's revenues in the third quarter of 1995 were $3425 million, compared with $2574 million in the third quarter of 1994. The increase in components segment revenues resulted primarily from higher semiconductor revenues, attributable mainly to increased shipments and new products. The increase in digital products segment revenues was in custom manufacturing services.

Profit from operations for the third quarter was $437 million, compared with $291 million in the third quarter of 1994. Components segment profit was up significantly, primarily because of substantial improvement in semiconductor operations and higher royalties. The digital segment operated at a loss in the third quarter of 1995, because of lower margins and higher marketing expenses in notebook computers and software, and investments in commercialization of telecommunications systems.








                                      8
For the first nine months of 1995, TI's orders were $10164 million, up 29 percent from the first nine months of 1994. The increase in components segment orders resulted from increased semiconductor orders. The decrease in defense segment orders was related primarily to timing of receipt of orders. The increase in digital segment orders was primarily in custom manufacturing services.

Net revenues for the first nine months of 1995 were $9525 million, up 26 percent from $7533 million in the first nine months of 1994. The increase in components segment revenues reflected higher semiconductor revenues, attributable to new products and increased shipments. The increase in digital segment revenues was in custom manufacturing services.


TI's profit from operations for the first nine months of 1995 was $1185 million, compared with $792 million in the first nine months of 1994. Essentially all the increase was in the components segment, resulting from improved semiconductor operations and higher ongoing royalties.

Results for the first nine months of 1995 include several cost-reduction actions in the first quarter, including consolidations in TI's custom manufacturing services and personal productivity products businesses. These costs were more than offset by favorable first-quarter adjustments to prior-period accruals for ongoing royalties because of higher than expected shipments by some licensees. First nine months of 1994 results included $132 million of pretax charges taken in the first quarter for costs related to restructuring TI's European operations, primarily in the components segment, and the divestiture of non-strategic product lines, primarily in digital products. First nine months of 1994 results also included $69 million in one-time royalty revenues in the first quarter, approximately offsetting the restructuring charge in the components segment.

TI's financial condition remains strong. Cash flow from operating activities net of additions to property, plant, and equipment was a positive $221 million for the first nine months of 1995. During this period, cash and cash equivalents plus short-term investments increased by $313 million to $1603 million. In January, the company reduced to zero (from $125 million) the outstanding balance of its asset securitization agreement, and terminated this agreement effective January 30, 1995. Total debt at the end of the third quarter of 1995 is up by $66 million compared to year-end 1994 primarily due to increased borrowings in international entities. TI's third quarter debt-to-total-capital ratio remained at the second quarter level of
 .19, down .02 from the year-end 1994 value.

As previously reported, most of the company's existing semiconductor patent-license agreements expire at the end of 1995 or early in 1996. The remaining agreements, which have expiration dates ranging from 1998 to 2001, will provide ongoing royalties, and TI continues to expect a significant ongoing stream of royalty revenue throughout the remainder of the decade.




                                      9
Negotiations are under way with licensees for renewal of the expiring agreements. However, these negotiations by their nature are not predictable as to outcome or timing. TI will not accrue royalties in the absence of agreements. As in prior years, negotiations are dependent on the strength of the company's entire patent portfolio relative to the strength of the patent portfolios of licensees, the use by each party of the other's patents, the sales volume of each party, and other factors.

TI's backlog of unfilled orders as of September 30, 1995, was $4535 million, up $373 million from the end of last year's third quarter. Backlog is up $622 million from year-end 1994, primarily because of increases in semiconductors, and down $36 million from the end of the second quarter of 1995, primarily because of lower backlog in defense electronics.

TI-funded R&D expense was $221 million in the third quarter of 1995, compared with $168 million in the same period of 1994. For the first nine months of 1995, TI-funded R&D was $648 million, compared with $499 million for the first nine months of 1994. The increases were driven primarily by investments in semiconductors and digital imaging.

Capital expenditures in the third quarter of this year were $392 million, compared with $297 million in the third quarter of 1994, and $914 million for the first nine months of 1995, compared with $756 million in the first nine months of 1994. Capital expenditures for 1995 are now projected to be $1.45 billion.

Depreciation in the third quarter of 1995 was $192 million, compared with $170 million in the third quarter of 1994, and $551 million for the first nine months of 1995, compared with $486 million in the same period of 1994.

Return on invested capital (ROIC) and return on common equity (ROCE) are measures TI uses to monitor progress in building shareholder value. For the four quarters ending September 30, 1995, ROIC was 23.3 percent, and ROCE was
29.3 percent.  For the four quarters ending September 30, 1994, ROIC was
18.4 percent, and ROCE was 25.4 percent.

















                                      10
	PART II - OTHER INFORMATION

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


Date:  October 19, 1995









































                                     12


Exhibit Index
Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
----------------         -----------------------          --------------
    11                  Computation of primary and              E
                        fully diluted earnings per
                        common and common equivalent
                        share.

    12                  Computation of Ratio of                 E
                        Earnings to Fixed Charges and
                        Ratio of Earnings to Combined
                        Fixed Charges and Preferred
                        Stock Dividends.

    27                  Financial Data Schedule                 E