Form 10-K
period 1995-12-31
TEXAS INSTRUMENTS INC
filed 1996-02-23
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1995
                        Commission File Number 1-3761

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

   13500 North Central Expressway, P.O. Box 655474, Dallas, Texas, 75265-5474
   --------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code 214-995-3773

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
-----------------------------                        ------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $8,662,000,000 as of January 31, 1996.

                                  189,423,197
     ---------------------------------------------------------------------
     (Number of shares of common stock outstanding as of January 31, 1996)

Parts I, II and IV hereof incorporate information by reference to the Registrant's 1995 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant's proxy statement for the 1996 annual meeting of stockholders.



                                     PART I

ITEM 1.   Business.

General
-------
          Texas Instruments Incorporated (hereinafter the "Registrant," including subsidiaries except where the context indicates otherwise) is engaged in the development, manufacture, and sale of a variety of products in the electrical and electronics industry for industrial, government, and consumer markets. These products consist of components, defense systems and electronics, and digital products. The Registrant also produces metallurgical materials. In addition, the Registrant's patent portfolio has been established as an ongoing contributor to the Registrant's revenues. The Registrant's business is based principally on its broad semiconductor technology and application of this technology to selected electronic end-equipment markets. The Registrant from time to time considers acquisitions and divestitures which may alter its business mix. The Registrant may effect one or more such transactions at such time or times as the Registrant determines to be appropriate.

          The information with respect to net revenues, profit and identifiable assets of the Registrant's industry segments and operations outside the United States, which is contained in the note to the financial statements captioned "Industry Segment and Geographic Area Operations" on pages 35-37 of the Registrant's 1995 annual report to stockholders, is incorporated herein by reference to such annual report.

Components
----------
          Components consist of semiconductor integrated circuits (such as digital signal processors, mixed signal and analog circuits, microprocessors/ microcontrollers, applications processors, memories, and digital circuits), semiconductor discrete devices, semiconductor subassemblies (such as custom modules for specific applications), and electrical and electronic control devices (such as motor protectors, starting relays, circuit breakers, thermostats, sensors, and radio-frequency identification systems).

          These components are used in a broad range of products for industrial end-use (such as computers and peripheral equipment, telecommunications, instrumentation, and industrial motor controls and automation equipment), consumer end-use (such as televisions, cameras, automobiles, home appliances, and residential air conditioning and heating systems), and government end-use (such as defense and space equipment). The Registrant sells these components primarily to original equipment manufacturers principally through its own marketing organizations and to a lesser extent through distributors.

Defense Systems and Electronics
-------------------------------
          Defense systems and electronics consist of radar systems, navigation systems, infrared surveillance and fire control systems, defense suppression missiles, other weapon systems (including antitank and interdiction weapons), missile guidance and control systems, electronic warfare systems, and other defense electronic equipment. Sales are made to the U.S. government (either directly or through prime contractors) and to international customers approved by the U.S. government.

Digital Products
----------------
          Digital products include software productivity tools, mobile computing products, printers, and electronic calculators. Subsequent to year-end 1995, the Registrant reached an agreement to sell substantially all of the Registrant's custom manufacturing services business.

          Digital products are used in a broad range of enterprise-wide, work group and personal information-based applications. The Registrant markets these products through various channels, including system suppliers, business equipment dealers, distributors, retailers, and direct sales to end-users and original equipment manufacturers.

Metallurgical Materials
-----------------------
          Metallurgical materials include clad metals, precision-engineered parts and electronic connectors for use in a variety of applications such as appliances, automobiles, electronic components, and industrial and telecommunications equipment. These metallurgical materials are primarily sold directly to original equipment manufacturers.

Competition
-----------
          The Registrant is engaged in highly competitive businesses. Its competitors include several of the largest companies in the United States, Asia, and elsewhere abroad as well as many small, specialized companies. The Registrant is a significant competitor in each of its principal businesses. Generally, the Registrant's businesses are characterized by rapidly changing technology which has, throughout the Registrant's history, intensified the competitive factors, primarily performance and price.

Government Sales
----------------
          Net revenues directly from federal government agencies in the United States, principally related to the defense systems and electronics segment, accounted for approximately 8% of the Registrant's net revenues in 1995.

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

Backlog
-------
          The dollar amount of backlog of orders believed by the Registrant to be firm was $4528 million as of December 31, 1995 and $3913 million as of December 31, 1994. Approximately 18% of the 1995 backlog (involving defense systems and electronics) is not expected to be filled within the current year. The backlog is significant in the business of the Registrant only as an indication of future revenues which may be entered on the books of account of the Registrant.

Raw Materials
-------------
          The Registrant purchases materials, parts and supplies from a number of suppliers. The Registrant's silicon materials operation became part of a joint venture with MEMC Electronic Materials, Inc., in May 1995. The Registrant retains a minority ownership interest in the joint venture. The materials, parts and supplies essential to the Registrant's business are generally available at present and the Registrant believes at this time that such materials, parts and supplies will be available in the foreseeable future, although the Registrant has experienced some extended lead times on certain raw materials, particularly for silicon wafers, because of the rapid industry growth over the past three years.

Patents and Trademarks
----------------------
          The Registrant owns many patents in the United States and other countries in fields relating to its business. The Registrant has developed a strong, broad-based patent portfolio. The Registrant also has several agreements with other companies involving license rights and anticipates that other licenses may be negotiated in the future. The Registrant does not consider its business materially dependent upon any one patent or patent license, although taken as a whole, the rights of the Registrant and the products made and sold under patents and patent licenses are important to the Registrant's business. As noted above, the Registrant's patent portfolio has been established as an ongoing contributor to the revenues of the Registrant. See "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "ITEM 3. Legal Proceedings."

          The Registrant owns trademarks that are used in the conduct of its business. These trademarks are valuable assets, the most important of which are "Texas Instruments" and the Registrant's corporate monogram.

Research and Development
------------------------
          The Registrant's research and development expense was $927 million in 1995 compared with $689 million in 1994 and $590 million in 1993.

Seasonality
-----------
          The Registrant's revenues are subject to some seasonal variation.

Employees
---------
          The information concerning the number of persons employed by the Registrant at December 31, 1995 on page 21 of the Registrant's 1995 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 2.   Properties.

          The Registrant's principal offices are located at 13500 North Central Expressway, Dallas, Texas. The Registrant owns and leases plants in the United States and 16 other countries for manufacturing and related purposes. The following table indicates the general location of the principal plants of the Registrant and the industry segments which make major use of them. Except as otherwise indicated, the principal plants are owned by the Registrant.

                                      Defense
                                    Systems and      Digital     Metallurgical
                    Components      Electronics      Products      Materials
                    ----------      -----------      --------    -------------
Dallas, Texas           X                X               X
Austin, Texas                            X               X
Houston, Texas          X
Lewisville, Texas                        X
Lubbock, Texas          X
McKinney, Texas                          X
Plano, Texas<F1>(1)                      X               X
Sherman, Texas<F1>(1)   X                X
Temple, Texas                                            X
Attleboro,              X                                              X
  Massachusetts
Almelo, Netherlands     X
Freising, Germany       X
Avezzano, Italy<F2>(2)  X
Baguio,                 X
  Philippines<F3>(3)
Hiji, Japan             X
Kuala Lumpur,           X
  Malaysia<F1>(1)
Miho, Japan             X
Singapore<F3>(3)        X
Taipei, Taiwan          X
____________________

<F1>(1)Leased or primarily leased.
<F2>(2)Owned, subject to mortgage.
<F3>(3)Owned on leased land.

          The Registrant's facilities in the United States contained approximately 18,300,000 square feet as of December 31, 1995, of which approximately 4,300,000 square feet were leased. The Registrant's facilities outside the United States contained approximately 7,000,000 square feet as of December 31, 1995, of which approximately 1,800,000 square feet were leased.

          The Registrant believes that its existing properties are in good condition and suitable for the manufacture of its products. At the end of 1995, the Registrant utilized substantially all of the space in its facilities.

          Leases covering the Registrant's leased facilities expire at varying dates generally within the next 10 years. The Registrant anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

ITEM 3.   Legal Proceedings.

          On January 1, 1996, the Registrant filed a lawsuit in Federal District Court for the Eastern District of Texas against Samsung Electronics Co., Ltd. of Korea, and its two U.S. subsidiaries ("Samsung"), seeking injunctive relief, alleging that Samsung is in violation of several of the Registrant's patents relating to the manufacture of semiconductor devices, including DRAMs. Also on that date, Samsung brought a lawsuit in Federal District Court for the Northern District of Texas seeking injunctive relief against the Registrant, alleging that the Registrant is infringing several of Samsung's patents, and seeking a declaratory judgment that certain of the Registrant's patents are either invalid, not infringed or unenforceable against Samsung and that certain of the Registrant's intellectual property licensing practices are unfair.

Separately, on January 16, 1996, the Registrant filed a complaint with the International Trade Commission (the "ITC") under Section 337 of the Tariff Act of 1930, as amended (the "Tariff Act"), charging that Samsung's importation and sale in the U.S. of electronic products that are produced using processes covered by the Registrant's patents is an unfair act. The complaint seeks a permanent exclusion order preventing Samsung from importing and selling products that infringe the Registrant's patents in the U.S. On February 12, 1996, Samsung filed a complaint with the ITC under Section 337 of the Tariff Act charging that the Registrant's importation and sale in the U.S. of certain semiconductor products, including DRAMs that include structures covered by Samsung's patents and that are produced using processes covered by Samsung's patents, is an unfair act. Samsung's complaint seeks a permanent exclusion order preventing the Registrant from importing and selling semiconductor products in the U.S. See "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

          On July 19, 1991, the Registrant filed a lawsuit in Tokyo District Court against Fujitsu Limited ("Fujitsu") seeking injunctive relief, alleging that Fujitsu's manufacture and sale of certain DRAMs infringe the Registrant's Japanese patent on the invention of the integrated circuit (the "Kilby" patent). Concurrently, Fujitsu brought a lawsuit in the same court against the Registrant, seeking a declaration that Fujitsu is not infringing the Kilby patent. On August 31, 1994, the district court ruled that Fujitsu's production of 1-megabit and 4-megabit DRAMs and 32K EPROMs does not infringe the Kilby patent. The Registrant has appealed the court's decision to the Tokyo High Court.

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

          The Registrant is involved in various investigations and proceedings conducted by the federal Environmental Protection Agency and certain state environmental agencies regarding disposal of waste materials. Although the factual situations and the progress of each of these matters differ, the Registrant believes that the amount of its liability will not have a material adverse effect upon its financial position or results of operations and, in most cases, the Registrant's liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

                     Executive Officers of the Registrant

          The following is an alphabetical list of the names and ages of the executive officers of the Registrant and the positions or offices with the Registrant presently held by each person named:

       Name                   Age                     Position

Richard J. Agnich             52          Senior Vice President, Secretary
                                          and General Counsel

William A. Aylesworth         53          Senior Vice President, Treasurer
                                          and Chief Financial Officer

Gary D. Clubb                 49          Executive Vice President (President,
                                          Defense Systems & Electronics
                                          Group)

Thomas J. Engibous            43          Executive Vice President (President,
                                          Semiconductor Group)

William F. Hayes              52          Executive Vice President

Jerry R. Junkins              58          Director; Chairman of the Board,
                                          President and Chief Executive
                                          Officer

Marvin M. Lane, Jr.           61          Vice President and Corporate
                                          Controller

David D. Martin               56          Executive Vice President

William B. Mitchell           60          Director; Vice Chairman

Charles F. Nielson            58          Vice President

Elwin L. Skiles, Jr.          54          Vice President

William P. Weber              55          Director; Vice Chairman


          The term of office of each of the above listed officers is from the date of his election until his successor shall have been elected and qualified and the most recent date of election of each of them was April 201, 19954. Messrs. Agnich, Aylesworth, Junkins, Lane, Martin, Mitchell, Nielson, and Weber have served as officers of the Registrant for more than five years. Messrs. Clubb, Engibous, Hayes, Nielson and Skiles have served as officers of the Registrant since 1993, 1993, 1991, 1990 and 1992, respectively; and they and Messrs. Brookes, Clubb and Engibous have been employees of the Registrant for more than five years.

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

          The information which is contained in the note to the financial statements captioned "Common Stock Prices and Dividends" on page 38 of the Registrant's 1995 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 1995 on page 21 of such annual report, are incorporated herein by reference to such annual report.

ITEM 6.   Selected Financial Data.

          The "Summary of Selected Financial Data" for the years 1991 through 1995 which appears on page 21 of the Registrant's 1995 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The Letter to the Stockholders on pages 3-7 of the Registrant's 1995 annual report to stockholders and the information contained under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 22-25 of such annual report are incorporated herein by reference to such annual report.

ITEM 8.   Financial Statements and Supplementary Data.

          The consolidated financial statements of the Registrant at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 and the report thereon of the independent auditors, on pages 26-39 of the Registrant's 1995 annual report to stockholders, are incorporated herein by reference to such annual report.

          The "Quarterly Financial Data" on page 39 of the Registrant's 1995 annual report to stockholders is also incorporated herein by reference to such annual report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

          The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption "Nominees for Directorship" in the Registrant's proxy statement for the 1996 annual meeting of stockholders, and the information contained in the first two second paragraphs under the caption "Other Matters" in such proxy statement, are incorporated herein by reference to such proxy statement.

          Information concerning executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation.

          The information which is contained under the captions "Directors Compensation" and "Executive Compensation" in the Registrant's proxy statement for the 1996 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of the Registrant, and (b) the ownership of the Registrant's common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, which is contained under the caption "Voting Securities" in the Registrant's proxy statement for the 1996 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of the Registrant's common stock by each of the directors, which is contained under the caption "Nominees for Directorship" in such proxy statement, is also incorporated herein by reference to such proxy statement.

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

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  1 and 2.  Financial Statements and Financial Statement
                         Schedules:

          The financial statements and financial statement schedules are listed in the index on page 15 hereof.

                     3.  Exhibits:

            Designation of
              Exhibit in
              this Report              Description of Exhibit
            --------------   -------------------------------------------------
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









                                      10

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

                10(a) Texas Instruments Annual Incentive Plan as amended November 30, 1995.<F1>*

                10(b)(i) TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1994).<F1>*

                10(b)(ii)    Amendment No. 1 to TI Deferred Compensation Plan
                             (incorporated by reference to Exhibit 10(a)(iii)
                             to the Registrant's Annual Report on Form 10-K
                             for the year 1994).<F1>*

                10(c)        Texas Instruments Long-Term Incentive Plan
                             (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1993).<F1>*

                10(d)        Texas Instruments Restricted Stock Unit Plan for
                             Directors (incorporated by reference to
                             Exhibit 10(c) to the Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended
                             June 30, 1996).

                10(e)        Statement of Policy of Registrant's Board of
                             Directors on Top Officer and Board Member
                             Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual
                             Report on Form 10-K for the year 1993).<F1>*

                11 Computation of earnings per common and common equivalent share.

                12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.




                                      11

                13           Registrant's 1995 Annual Report to Stockholders.
                             (With the exception of the items listed in the index to financial statements and financial statement schedules herein, and the items referred to in ITEMS 1, 5, 6, 7 and 8 hereof, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.)

                21           List of subsidiaries of the Registrant.

                23           Consent of Ernst & Young LLP.

                24           Powers of Attorney.

                27           Financial Data Schedule.

________________

     <F1>*Executive Compensation Plans and Arrangements:

          Texas Instruments Annual Incentive Plan as amended November 30,
          1995.

          TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1994).

          Amendment No. 1 to TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iii) to Registrant's Annual Report on Form 10-K for the year 1994).

          Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1993).

          Statement of Policy of Registrant's Board of Directors on Top Officer and Board Member Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual Report on Form 10-K for the year 1993).

     (b)  Reports on Form 8-K:

          None

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

          With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TEXAS INSTRUMENTS INCORPORATED



                                             By:___________________________
                                                Jerry R. Junkins
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer

Date:  February __, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the ______ day of February, 1996.



              Signature                                Title

____________________________________       Director
           James R. Adams

____________________________________       Director
           David L. Boren

____________________________________        Director
          James B. Busey IV

____________________________________        Director
       Gerald W. Fronterhouse

____________________________________        Director
           David R. Goode

____________________________________        Chairman of the Board; President;
          Jerry R. Junkins                  Chief Executive Officer; Director

____________________________________        Director
           William S. Lee

____________________________________        Vice Chairman; Director
         William B. Mitchell

____________________________________        Director
          Gloria M. Shatto

____________________________________        Vice Chairman; Director
          William P. Weber

____________________________________        Director
         Clayton K. Yeutter

____________________________________        Senior Vice President; Treasurer;
        William A. Aylesworth               Chief Financial Officer

____________________________________        Vice President; Corporate
         Marvin M. Lane, Jr.                Controller

*By:________________________________
          William A. Aylesworth
            Attorney-in-fact

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (Item 14(a))

                                                         Page Reference
                                                         --------------
                                                                     Annual
                                                                   Report to
                                                    Form 10-K     Stockholders
                                                    ---------     ------------
Information incorporated by reference
to the Registrant's 1995 Annual Report
to Stockholders:
       Consolidated Financial Statements:

            Income for each of the three                               26
            years in the period ended
            December 31, 1995

            Balance sheet at December 31,                              27
            1995 and 1994

            Cash flows for each of the                                 28
            three years in the period
            ended December 31, 1995

            Stockholders' equity for each of                           29
            the three years in the period
            ended December 31, 1995

            Notes to financial statements                           30-39

            Report of Independent Auditors                             39

Consolidated Schedule for each of the three years in the period ended December 31, 1995:

            II.   Allowance for losses                  16

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                                   Schedule II
                                                                    -----------

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                              ALLOWANCE FOR LOSSES
                            (In Millions of Dollars)
                 Years Ended December 31, 1995, 1994, and 1993

                            Additions
             Balance at     Charged to                       Balance
             Beginning      Costs and                        at End
              of Year       Expenses       Deductions        of Year
1995           $37            $113            $105              $45
----          ====            ====            ====             ====

1994           $42             $80             $85              $37
----          ====            ====            ====             ====

1993           $34             $87             $79              $42
----          ====            ====            ====             ====

Allowances for losses from uncollectible accounts, returns, etc., are deducted from accounts receivable in the balance sheet.

                                                               Exhibit 10(a)
                                                               -------------


                     TEXAS INSTRUMENTS ANNUAL INCENTIVE PLAN
                          As Amended November 30, 1995



The Texas Instruments Annual Incentive Plan is designed to provide an additional incentive for those employees who are key to the Company's success in the highly technological and competitive industries in which it operates. The Plan provides for rewarding certain employees by awards for outstanding ability and exceptional service based upon the individual's contribution to the Company.

For purposes of the Plan unless otherwise indicated, the term "Company" shall mean Texas Instruments Incorporated and its subsidiaries of which substantially all of the voting stock is owned directly or indirectly by Texas Instruments.

Eligibility

The employees of the Company eligible to receive awards under the Plan shall consist of the group of employees (including officers and directors) in management or other key positions specified for each year by the Committee described below and such other employees as said Committee may designate for such year. If an employee takes an approved leave of absence or dies prior to a determination of awards to be made under the Plan for a year in which the employee was eligible to receive awards under the Plan, such employee on leave or the estate of such deceased employee shall be eligible to receive awards under the Plan for such year. Directors who are not full-time or part-time officers or employees are not eligible to participate in the Plan.

Administration of Plan

The Plan shall be administered by a Committee of the Board of Directors which shall be known as the Compensation Committee (the Committee) which shall be appointed by a majority of the whole Board and shall consist of not less than three directors. The Board may designate one or more directors as alternate members of the Committee, who may replace any absent or disqualified member at any meeting of the Committee. A director may serve as a member or alternate member of the Committee only during periods in which he is a "disinterested person" as described in Rule 16b-3 under the Securities Exchange Act of 1934, as in effect from time to time. No member or alternate member of the Committee shall be eligible, while a member or alternate member, for participation in the Plan. The Committee shall have full power and authority to construe, interpret and administer the Plan. It may issue rules and regulations for administration of the Plan. It shall meet at such times and places as it may determine. A majority of the members of the Committee shall constitute a quorum and all decisions of the Committee shall be final, conclusive and binding upon all parties, including the Company, the stockholders and the employees.

The Committee shall have the full and exclusive right to make awards under the Plan except as otherwise expressly provided in this Plan. In determining the selection of recipients and the amount or form of any award, the Committee shall take into consideration the contribution of the recipients during the fiscal year to the Company's success and such other factors as the Committee shall determine. The Committee shall have the authority to consult with and receive recommendations from officers or other executives of the Company with regard to these matters.

The Committee may delegate such power, authority and rights with respect to the administration of the Plan as it deems appropriate to one or more members of the management of the Company (including, without limitation, a committee of one or more members of management appointed by the Committee); provided, however, that the Committee shall have the exclusive right to make awards to employees who are directors or officers of the Company, and that any delegation to management shall conform with the requirements of the General Corporation Law of Delaware, as in effect from time to time.

Expenses of Administration

The expenses of the administration of this Plan, including the dividend equivalents and interest provided in the Plan, shall be borne by the Company and none of them shall be charged against the Incentive Reserve described below.

Amendments

The Board of Directors of the Company may, at any time and from time to time, alter, amend, suspend or terminate the Plan or any part thereof as it may deem proper and in the best interests of the Company, provided, however, that no such action shall affect or impair the rights under any award theretofore granted under the Plan, except that in the case of an employee employed outside the United States (or his beneficiary) the Board may vary the provisions of the Plan as it may deem appropriate to conform with local laws, practices and procedures. Further, unless the stockholders of the Company shall have first approved thereof, no amendment shall be made which shall increase the maximum amount which may be credited to the Incentive Reserve described below in any year.

Awards

Awards may be made from time to time during each year under the Plan by the Committee or its delegate(s) in amounts which do not exceed the amount then available in the Incentive Reserve described below. Such awards may be denominated in cash, in shares of the Company's common stock, or both, and may be payable in cash or shares, or both, as the Committee may determine.

Scope of the Plan

The Committee shall have the power, in its sole discretion, to determine what payments to eligible employees shall be deemed to be incentive compensation for the purposes of this Plan. Awards under the Company's Patent Incentive Award program shall be deemed not to have been made under this Plan and payments under the Patent Incentive Award program shall not be charged to the Incentive Reserve described below. Payments under any incentive plans which operational organizations of the Company may have from time to time to any employees who are then eligible to receive awards under this Plan shall be charged to the Incentive Reserve described below. Special payments to employees involved in unusual transactions (including, without limitation, a sale of a portion of the business of the Company) shall not be charged to the Incentive Reserve described below unless otherwise determined by the Committee. Nothing in this Plan shall be construed as preventing the Company from having from time to time incentive or other variable compensation plans applicable to employees who are not then eligible to participate in this Plan, and payments of incentive or other variable compensation under such plans to such employees shall not be charged to the Incentive Reserve described below.

Incentive Reserve

For the calendar year 1965 and each of the calendar years thereafter, the Board of Directors shall cause to be credited to an Incentive Reserve (hereinafter called the Reserve) an amount determined as follows:

     10% of the amount by which the Company's net income for such year exceeds 6% of net capital but not in excess of the amount paid out as dividends on the common stock of the Company during such year, except that the Board may in its discretion direct that a lesser amount be credited.

As used in this Plan

     1. "Net income" shall mean the amount reported as net income in the annual statement of income for the year as shown by the annual report to stockholders plus interest on long-term debt and amounts credited to the Reserve for such year.

     2. "Net capital" shall mean the total of stockholders' equity plus long-term debt (less current portion) as shown on the balance sheet as of the end of the year preceding the year for which net income, as above, is determined plus treasury stock held for the purposes of this Plan.

As soon as practicable after the end of each year, the Company's independent auditors shall determine and report to the Board of Directors the maximum amount creditable to the Reserve for that year under the provisions of this Plan. The Board shall determine the amount to be credited to the Reserve for such year. Prior to receipt of such report of the auditors, the Board may make such determination based on an estimate made by the Company's Chief Financial Officer of the maximum amount creditable, provided that such a determination shall be effective only upon receipt of the auditors' report by the Secretary of the Board of Directors and only to the extent of the maximum amount creditable to the Reserve, as reported by the auditors. The amount determined by the Board shall be credited to the Reserve as of the close of the year. The Committee shall promptly be advised of the amount so credited to the Reserve and of the total amount available in the Reserve (after deducting any unpaid installments of incentive awards previously granted).

The Committee shall make a determination of awards to be made under the Plan for each year at such time or times as the Committee shall deem appropriate. The aggregate of such awards may be less than, but shall not exceed, the total amount available in the Reserve, except that, after the end of a year and prior to the Board's determination of an amount to be credited to the Reserve for that year, the Committee may make awards in excess of the amount available in the Reserve if such awards are made payable only if an amount adequate to cover such awards is first credited to the Reserve for such year.

If the aggregate of the awards determined by the Committee to be made under the Plan for a given year shall at any time be less than the total amount available in the Reserve, the Committee may at any time or times determine that additional awards be made under the Plan for such year, provided that the aggregate of all awards for such year shall not exceed the total amount available in the Reserve, and that all awards for such year shall be determined on or before December 31 of the following year.

If (i) the amount determined and reported by the Company's independent auditors as the maximum amount creditable to the Reserve for any year shall for any reason later prove to have been overstated and (ii) the amount credited to the Reserve at the close of such year was in excess of the revised maximum amount creditable to the Reserve for that year, then the amount available at that time or subsequently in the Reserve shall be reduced by the amount of such excess. Thus excess credits to the Reserve resulting from such overstatement shall be corrected exclusively by adjustment of the Reserve then or subsequently available and not by recourse to any person.

Any balance remaining in the Reserve after making awards for any year shall continue in the Reserve and be available for awards for future years except to the extent otherwise directed by the Committee. Any payments that are made by the Company, and any incentive awards that are granted by, or become obligations of, the Company, through the assumption by the Company of, or in substitution for, outstanding awards previously granted by an acquired company shall not, except in the case of payments made to or incentive awards granted to employees who are officers or directors of the Company for purposes of
Section 16 of the Securities Exchange Act of 1934, as amended, be charged to the Reserve.

Payment of Awards

Incentive awards may be made in cash or in Texas Instruments common stock, or partly in cash and partly in stock as the Committee in its discretion may determine. Incentive awards made wholly or partly in stock, or any installments thereof, may be paid wholly or partly in cash as the Committee in its discretion may determine.

The Company shall make available as and when required a sufficient number of shares of its common stock for the purpose of this Plan. Such common stock shall be either authorized and unissued shares or treasury stock.

Authorized and unissued shares and treasury stock shall be valued for the purpose of awards and charged to the Reserve at the simple average of the high and the low prices of Texas Instruments common stock on the Composite Tape on the date the awards are made by the Committee (or if there shall be no trading on that date, then on the first previous date on which there is such trading). Authorized and unissued shares and treasury stock shall be valued for the purpose of payments in cash of awards made in stock, at the simple average of the high and the low prices of Texas Instruments common stock on the Composite Tape on the payment date (or if there shall be no trading on that date, then on the first previous date on which there is such trading).

The Committee may direct the awards to the participants or any of them for any year to be paid in a single amount or in installments of equal or varying amounts and may prescribe such terms and conditions concerning payment of such installments as it deems appropriate, including completion of specific periods of employment with the Company or achievement of specific goals established by the Committee, as it deems appropriate, provided that such terms and conditions are not more favorable to a participant than those expressly set forth in this Plan. The Committee may determine that dividend equivalents or interest, as applicable, will be payable with respect to any installments of any award. The Committee may at any time after an incentive award is made amend any such direction and may amend or delete any such terms and conditions concerning payment of installments, if the Committee deems it appropriate.

When the obligation to pay an installment or installments of an award has terminated for any reason, the amounts relating to such installment or installments shall be added back to the Reserve and shall be available for use under this Plan.

Appropriate adjustments in incentive awards payable in Texas Instruments common stock shall be made to give effect to any mergers, consolidations, acquisitions, stock splits, or other relevant changes in capitalization occurring after the effective date of this Plan; however, no fractional shares shall be distributed.

Payments of awards to employees of subsidiaries of the Company shall be paid directly by such subsidiaries.

Withholding

Whenever a participant is obligated to pay to the Company an amount required to be withheld under applicable income tax laws in connection with the payment of stock pursuant to an award under this Plan, such payment may be made (a) in cash, or (b) to the extent from time to time approved by the Committee, (i) in Texas Instruments common stock or (ii) partly in cash and partly in Texas Instruments common stock. For purposes of any payment in Texas Instruments common stock, such stock shall be valued at the simple average of the high and low prices of Texas Instruments common stock on the Composite Tape on the date that the payment in stock becomes taxable (or if there is no trading on that date, then on the first previous date on which there is such trading).


                                                                                              EXHIBIT 11
                                                                                              ----------


                          TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
             PRIMARY AND FULLY DILUTED EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
                             (In thousands, except per-share amounts)

Years ended December 31
                                                                ------------------------------------------
                                                                   1995            1994            1993
                                                                ----------      ----------      ----------
Income before cumulative effect of accounting changes........   $1,088,101      $  690,902      $  476,226
  Less preferred dividends accrued:
    Market auction preferred.................................            -               -          (2,043)
    Money market preferred...................................            -               -          (2,028)
    Series A conversion preferred............................            -               -         (16,097)
  Add:
    Dividends on Series A conversion preferred
      shares assumed converted...............................            -               -          16,097
    Interest, net of tax and profit sharing effect, on
      convertible debentures assumed converted...............        1,582           2,413           2,681
                                                                ----------      ----------      ----------
Adjusted income before cumulative effect
  of accounting changes......................................    1,089,683         693,315         474,836
Cumulative effect of accounting changes......................            -               -          (4,173)
                                                                ----------      ----------      ----------
Adjusted net income..........................................   $1,089,683      $  693,315      $  470,663
                                                                ==========      ==========      ==========


Earnings per Common and Common Equivalent Share:
-----------------------------------------------
Weighted average common shares outstanding...................      187,644         184,124         171,901
  Weighted average common equivalent shares:
    Stock option and compensation plans......................        3,127           2,379           2,643
    Convertible debentures...................................        2,860           4,352           4,827
    Series A conversion preferred............................            -               -           7,840
                                                                ----------      ----------      ----------
Weighted average common and common equivalent shares.........      193,631         190,855         187,211
                                                                ==========      ==========      ==========

Earnings per Common and Common Equivalent Share:
  Income before cumulative effect of accounting changes......   $     5.63      $     3.63      $     2.54
  Cumulative effect of accounting changes....................            -               -            (.03)
                                                                ----------      ----------      ----------
  Net Income.................................................   $     5.63      $     3.63      $     2.51
                                                                ==========      ==========      ==========


Earnings per Common Share Assuming Full Dilution:
------------------------------------------------
Weighted average common shares outstanding...................      187,644         184,124         171,901
  Weighted average common equivalent shares:
    Stock option and compensation plans......................        3,215           2,399           2,786
    Convertible debentures...................................        2,860           4,352           4,827
    Series A conversion preferred............................            -               -           7,840
                                                                ----------      ----------      ----------
Weighted average common and common equivalent shares.........      193,719         190,875         187,354
                                                                ==========      ==========      ==========

Earnings per Common Share Assuming Full Dilution:
  Income before cumulative effect of accounting changes......   $     5.63      $     3.63      $     2.54
  Cumulative effect of accounting changes....................            -               -            (.03)
                                                                ----------      ----------      ----------
  Net income.................................................   $     5.63      $     3.63      $     2.51
                                                                ==========      ==========      ==========

                                                                                         EXHIBIT 12
                                                                                       ----------


                          TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF
                 EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                       (Dollars in millions)

                                                     1991     1992     1993     1994     1995
                                                    ------   ------   ------   ------   ------
Income (loss) before income taxes
  and fixed charges:
    Income (loss) before cumulative
      effect of accounting changes,
      interest expense on loans,
      capitalized interest amortized,
      and provision for income taxes..........      $ (250)  $  433   $  755   $1,098   $1,679
    Add interest attributable to
      rental and lease expense................          43       42       38       40       41
                                                    ------   ------   ------   ------   ------
                                                    $ (207)  $  475   $  793   $1,138   $1,720
                                                    ======   ======   ======   ======   ======

Fixed charges:
  Total interest on loans (expensed
    and capitalized)..........................      $   59   $   57   $   55   $   58   $   69
  Interest attributable to rental
    and lease expense.........................          43       42       38       40       41
                                                    ------   ------   ------   ------   ------
Fixed charges.................................      $  102   $   99   $   93   $   98   $  110
                                                    ======   ======   ======   ======   ======

Combined fixed charges and
  preferred stock dividends:
    Fixed charges.............................      $  102   $   99   $   93   $   98   $  110
    Preferred stock dividends
     (adjusted as appropriate to a
      pretax equivalent basis)................          34       55       29       --       --
                                                    ------   ------   ------   ------   ------
    Combined fixed charges and
      preferred stock dividends...............      $  136   $  154   $  122   $   98   $  110
                                                    ======   ======   ======   ======   ======

Ratio of earnings to fixed charges............       <F1>*      4.8      8.5     11.6     15.6
                                                    ======   ======   ======   ======   ======

Ratio of earnings to combined
  fixed charges and preferred
  stock dividends.............................      <F2>**      3.1      6.5     11.6     15.6
                                                    ======   ======   ======   ======   ======

<F1> * Not meaningful.  The coverage deficiency was $309 million in 1991.

<F2>** Not meaningful.  The coverage deficiency was $343 million in 1991.

INSERT ANNUAL REPORT

                                                                     Exhibit 21
                                                                     ----------



                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      LIST OF SUBSIDIARIES OF THE REGISTRANT

The following are current subsidiaries of the Registrant.

Subsidiary and Name Under Which Business is Done    Where Organized
------------------------------------------------    ---------------
Texas Instruments Deutschland G.m.b.H.              Germany
Texas Instruments France S.A.                       France
Texas Instruments Holland B.V.                      Netherlands
Texas Instruments Hong Kong Limited                 Hong Kong
Texas Instruments Italia S.p.A.                     Italy
Texas Instruments Japan Limited                     Japan
Texas Instruments Limited                           United Kingdom
Texas Instruments Malaysia Sdn. Bhd.                Malaysia
Texas Instruments (Philippines) Incorporated        Delaware
Texas Instruments Singapore (Pte) Limited           Singapore
Texas Instruments Taiwan Limited                    Taiwan
TI Information Engineering Limited                  United Kingdom



Note:   The names of other subsidiaries of the Registrant are not listed herein since the additional subsidiaries considered in the aggregate as a single subsidiary do not constitute a significant subsidiary as defined by Rule 1.02(v) of Regulation S-X.




                                                                     EXHIBIT 23
                                                                     ----------



                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report on Form 10-K of Texas Instruments Incorporated and subsidiaries of our report dated
January 22, 1996, included in the 1995 Annual Report to Stockholders of Texas Instruments Incorporated.

Our audits also included the financial statement schedule of Texas Instruments Incorporated listed in Item 14(a). This schedule is the responsibility of the Registrant's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the following registration statements, and in the related prospectuses thereto, of our report dated January 22, 1996 with respect to the consolidated financial statements and consolidated schedule of Texas Instruments Incorporated, included in or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1995: Registration Statement No. 33-61154 on Form S-8, Registration Statement No. 33-21407 on Form S-8, Registration Statement
No. 33-42172 on Form S-8, Registration Statement No. 33-54615 on Form S-8, and Registration Statement No. 33-18509 on Form S-3.






                                                      ERNST & YOUNG LLP

Dallas, Texas
February __, 1996


                                                                Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints JERRY R. JUNKINS, WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the others, his true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                         /s/ JAMES R. ADAMS
                                         James R. Adams


                                                                Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints JERRY R. JUNKINS, WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the others, his true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                         /s/ DAVID L. BOREN
                                         David L. Boren


                                                                Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints JERRY R. JUNKINS, WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the others, his true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                         /s/ JAMES B. BUSEY IV
                                         James B. Busey IV


                                                                Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints JERRY R. JUNKINS, WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the others, his true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                         /s/ DAVID R. GOODE
                                         David R. Goode


                                                                Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                         /s/ JERRY R. JUNKINS
                                         Jerry R. Junkins


                                                                Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints JERRY R. JUNKINS, WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the others, his true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                        /s/ WILLIAM S. LEE
                                        William S. Lee


                                                                 Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints JERRY R. JUNKINS, WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the others, his true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                         /s/ WILLIAM B. MITCHELL
                                         William B. Mitchell


                                                                Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints JERRY R. JUNKINS, WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the others, her true and lawful attorneys-in-fact and agents, with full and several power of substitution, for her and in her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                         /s/ GLORIA M. SHATTO
                                         Gloria M. Shatto


                                                                Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints JERRY R. JUNKINS, WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the others, his true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                         /s/ WILLIAM P. WEBER
                                         William P. Weber


                                                                Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints JERRY R. JUNKINS, WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the others, his true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                         /s/ CLAYTON K. YEUTTER
                                         Clayton K. Yeutter


                                                                Exhibit 24
                                                                ----------


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints JERRY R. JUNKINS, WILLIAM A. AYLESWORTH and RICHARD J. AGNICH, and each of them, with full power to act without the others, his true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on this _________ day of February, 1996.



                                         /s/ MARVIN M. LANE, JR.
                                         Marvin M. Lane, Jr.


                                                                                         EXHIBIT 27
                                                                                       ----------



                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                  FINANCIAL DATA SCHEDULE
                    (In millions of dollars, except per-share amounts.)



THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED FINANCIAL
STATEMENTS OF TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES AS OF DECEMBER 31, 1995, AND FOR
THE YEAR THEN ENDED, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


Item Number           Item Description                                           Amount
--------------        ---------------------------------------------------       -------
5-02(1)               Cash and cash items                                       $ 1,364
5-02(2)               Marketable securities                                         189
5-02(3)(a)(1)         Notes and accounts receivable--trade                        2,320
5-02(4)               Allowances for doubtful accounts                               45
5-02(6)               Inventory                                                   1,135
5-02(9)               Total current assets                                        5,518
5-02(13)              Property, plant and equipment                               5,631
5-02(14)              Accumulated depreciation                                    2,444
5-02(18)              Total assets                                                9,215
5-02(21)              Total current liabilities                                   3,188
5-02(22)              Bonds, mortgages and similar debt                             804
5-02(28)              Preferred stock--mandatory redemption                           0
5-02(29)              Preferred stock--no mandatory redemption                        0
5-02(30)              Common stock                                                  190
5-02(31)              Other stockholders' equity                                  3,905
5-02(32)              Total liabilities and stockholders' equity                  9,215
5-03(b)1(a)           Net sales of tangible products                             13,128
5-03(b)1              Total revenues                                             13,128
5-03(b)2(a)           Cost of tangible goods sold                                 9,318
5-03(b)2              Total costs and expenses applicable to sales and
                       revenues                                                   9,318
5-03(b)3              Other costs and expenses                                      509
5-03(b)5              Provision for doubtful accounts and notes                       0
5-03(b)(8)            Interest and amortization of debt discount                     48
5-03(b)(10)           Income before taxes and other items                         1,619
5-03(b)(11)           Income tax expense                                            531
5-03(b)(14)           Income/loss continuing operations                           1,088
5-03(b)(15)           Discontinued operations                                         0
5-03(b)(17)           Extraordinary items                                             0
5-03(b)(18)           Cumulative effect--changes in accounting principles             0
5-03(b)(19)           Net income or loss                                          1,088
5-03(b)(20)           Earnings per share--primary                                  5.63
5-03(b)(20)           Earnings per share--fully diluted                               0
