Form 10-Q
period 1996-03-31
TEXAS INSTRUMENTS INC
filed 1996-04-19
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.

                                     20549



                                   FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996            Commission File Number 1-3761



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

                                189,485,635
- -----------------------------------------------------------------------------
             Number of shares of Registrant's common stock outstanding
                             as of March 31, 1996




                            PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
- ------------------------------

                                   TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                          Consolidated Financial Statements
                                 (In millions of dollars, except per-share amounts.)

                                                                                 For Three Months Ended
                                                                                  Mar. 31       Mar. 31
Income                                                                             1996          1995
- ------                                                                           --------      --------
Net revenues................................................................      $ 3,076       $ 2,862
Operating costs and expenses:
  Cost of revenues..........................................................        2,187         1,903
  Research and development..................................................          263           213
  Marketing, general and administrative.....................................          429           402
                                                                                 --------      --------
    Total...................................................................        2,879         2,518
                                                                                 --------      --------
Profit from operations......................................................          197           344
Other income (expense) net..................................................           55            17
Interest on loans...........................................................           12            13
                                                                                 --------      --------
Income before provision for income taxes....................................          240           348
Provision for income taxes..................................................           77           118
                                                                                 --------      --------
Net income..................................................................      $   163       $   230
                                                                                 ========      ========
Earnings per common and common equivalent share.............................      $  0.84       $  1.21

Cash dividends declared per share of common stock...........................      $  0.17       $  .125

Cash Flows
- ----------
Net cash provided by (used in) operating activities.........................      $   (72)      $   233

Cash flows from investing activities:
  Additions to property, plant and equipment................................         (542)         (223)
  Purchases of short-term investments.......................................           (7)         (164)
  Sales and maturities of short-term investments............................          144           268
  Proceeds from sale of business............................................          120            --
                                                                                 --------      --------
Net cash used in investing activities.......................................         (285)         (119)

Cash flows from financing activities:
  Addition to long-term debt................................................          300            --
  Dividends paid on common stock............................................          (32)          (23)
  Sales and other common stock transactions.................................            3            26
  Other.....................................................................            9            27
                                                                                 --------      --------
Net cash provided by financing activities...................................          280            30
Effect of exchange rate changes on cash.....................................           (8)           13
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents........................          (85)          157
Cash and cash equivalents, January 1........................................        1,364           760
                                                                                 --------      --------
Cash and cash equivalents, March 31.........................................      $ 1,279       $   917
                                                                                 ========      ========


                       TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                     (In millions of dollars, except per-share amounts.)

                                                                        Mar. 31      Dec. 31
Balance Sheet                                                             1996         1995
- -------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $ 1,279      $ 1,364
  Short-term investments.............................................        52          189
  Accounts receivable, less allowance for losses of
    $60 million in 1996 and $45 million in 1995......................     2,057        2,320
  Inventories:
    Raw materials....................................................       248          299
    Work in process..................................................       723          607
    Finished goods...................................................       376          434
    Less progress billings...........................................      (196)        (205)
                                                                        -------      -------
      Inventories (net of progress billings).........................     1,151        1,135
                                                                        -------      -------
  Prepaid expenses...................................................        65           57
  Deferred income taxes..............................................       464          453
                                                                        -------      -------
    Total current assets.............................................     5,068        5,518
                                                                        -------      -------
Property, plant and equipment at cost................................     6,040        5,631
  Less accumulated depreciation......................................    (2,524)      (2,444)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     3,516        3,187
                                                                        -------      -------
Deferred income taxes................................................       226          229
Other assets.........................................................       312          281
                                                                        -------      -------
Total assets.........................................................   $ 9,122      $ 9,215
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    37      $    27
  Accounts payable...................................................       984        1,110
  Accrued and other current liabilities..............................     1,576        2,051
                                                                        -------      -------
    Total current liabilities........................................     2,597        3,188
                                                                        -------      -------
Long-term debt.......................................................     1,105          804
Accrued retirement costs.............................................       833          801
Deferred credits and other liabilities...............................       356          327

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 300,000,000 shares.
    Shares issued: 1996 - 189,626,360; 1995 - 189,526,939............       190          190
  Paid-in capital....................................................     1,083        1,081
  Retained earnings..................................................     3,012        2,881
  Less treasury common stock at cost.
    Shares: 1996 - 140,725; 1995 - 138,129...........................       (12)         (12)
  Other..............................................................       (42)         (45)
                                                                        -------      -------
    Total stockholders' equity.......................................     4,231        4,095
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $ 9,122      $ 9,215
                                                                        =======      =======

                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                         Notes to Financial Statements

Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (194.2 and 190.9 million shares for the first quarters of 1996 and 1995). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures are included in average common and common equivalent shares outstanding.

On February 2, 1996, the company issued $300 million of 6.125 percent notes due 2006.

Beginning in 1996, the company has made reclassifications to its statement of income to conform with current industry practices. Research and development expense, which was previously included in cost of revenues, is now presented separately. Also, employees' retirement and profit sharing plans expense, previously separately reported, is now allocated throughout operating costs and expenses, consistent with other employee benefit costs. Prior year amounts have been reclassified to conform with the 1996 presentation.

Following are relevant portions of the statements of income for the last three quarterly periods of 1995 on a reclassified basis:

                                         For Three Months Ended
                                      -----------------------------
                                      June 30    Sept. 30   Dec. 31
                                        1995       1995      1995
                                      -------    --------   -------
Net revenues........................  $3238      $3425      $3603

Operating costs and expenses:
 Cost of revenues...................   2148       2322       2381
 Research and development...........    215        221        279
 Marketing, general and
  administrative....................    472        445        534
                                      -----      -----      -----
  Total.............................   2835       2988       3194
                                      -----      -----      -----

Profit from operations..............  $ 403      $ 437      $ 409
                                      =====      =====      =====

The statements of income, statements of cash flows and balance sheet at March 31, 1996, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced quarterly financial results that were significantly impacted by accelerated declines in prices of dynamic random access memory (DRAM) chips, and lower royalty revenues.

While the current DRAM market is volatile, demand for most of TI's differentiated products remains strong, particularly digital signal processing solutions, mixed-signal/analog, and telecommunications. TI continues to believe that the fundamental end-equipment markets of the electronics industry remain healthy, providing sustainable long-term growth opportunities.

FINANCIAL SUMMARY

Net revenues for the first quarter of 1996 were $3076 million, up seven percent from the first quarter of 1995, but down sequentially from the record fourth quarter of 1995. The increase resulted primarily from growth in semiconductors and personal productivity products revenues.

Profit from operations for the quarter was $197 million, compared with $344 million in the first quarter of 1995. Net income for the quarter was $163 million, compared to $230 million in the first quarter of 1995. Earnings per share were $0.84, compared with $1.21 in the first quarter of 1995.

TI's financial results were adversely affected by sharp and unprecedented DRAM price declines in the first quarter. Prices dropped due to excess inventory in the market, which particularly impacted TI's March revenues. TI's joint ventures, which share in the risks and rewards of DRAM production, help reduce the effect of market volatility on the company. However, these supply arrangements were not able to fully comprehend an environment such as the first quarter of 1996, in which average unit prices for DRAMs dropped by 30 to 50 percent.

SEMICONDUCTORS

Semiconductor orders in the first quarter of 1996 declined primarily because of the weakness in DRAM pricing. Semiconductor revenues were up from year-ago levels, but down sequentially because of lower DRAM pricing.

In contrast, orders for digital signal processing solutions (DSPS) grew strongly in the quarter, with digital signal processors reaching an all-time high. TI continues to see strong demand from modem, hard disk drive, and telecommunications manufacturers.

In view of the substantial market opportunity for DSPS, TI has stepped up investments in new product development, marketing support and process technology. The company also plans to increase investments in the mixed-signal/analog market in 1996 to further strengthen TI's leadership in DSPS.

Demand for mature advanced systems logic (ASL) products remains soft, but demand for new ASL products is strong, and activity for design-ins remains high.

The company continues its emphasis on operational excellence and productivity improvements to achieve the equivalent output of an additional wafer fabrication facility during 1996 -- for the third consecutive year. Additionally, TI is in the process of implementing a "super-shrink" for 16-megabit DRAMs, which will be in production in the second half of 1996. This effort, together with improvements in manufacturing, will keep TI among the leaders in process technology.

DEFENSE SYSTEMS & ELECTRONICS

Orders increased in TI's defense systems and electronics business, which maintained stable margins on slightly lower revenues. During the quarter, the TI/Martin Marietta joint venture received its third low-rate initial production contract for Javelin antitank weapon systems. Javelin is the world's first "fire and forget" infantry system of this type.

Continuing its leadership in the defense industry's move toward commercial practices, TI became the first contractor to complete a "block change" as authorized under a December 1995 Defense Department directive. In this change, 65 cumbersome specifications for the assembly process, affecting all of TI's prime contracts with the U.S. Department of Defense, have been replaced by eight streamlined, commercial standards. Moves like these allow TI to further strengthen cost competitiveness.

MATERIALS AND CONTROLS

Revenues in TI's materials and controls business were up from the first quarter of 1995, reflecting strength in the U.S. automotive business and generally higher volumes in the worldwide climate and appliance markets.

PERSONAL PRODUCTIVITY PRODUCTS

Strong sales of the Extensa( line of mobile computers were primarily responsible for record quarterly revenues in TI's personal productivity products business. Mobile computing product revenues more than tripled over the comparable period of 1995, with significant new business wins in the distribution segment and at direct corporate accounts. The calculator business continues to gain strength in its leadership position in the instructional market.

EMERGING OPPORTUNITIES

During the quarter, TI's digital imaging business reached a milestone by shipping the first production units of Digital Light Processing( (DLP)( subsystems to support customer plans for market introduction of commercial projectors.

Revenues in TI's software business were up moderately from the first quarter of 1995, due primarily to strength in Europe. During the first quarter of 1996, the business announced the commercial release of WebCenter(, which, together with Composer(, enables customers to build, deploy and access enterprise-scale applications via the Internet.

SUMMARY

TI's plans for 1996 are based on continued healthy growth of the worldwide PC market, despite some dislocations at individual manufacturers and higher inventories of semiconductors. Overall end-equipment demand continues to grow above historical trends.

The long-term outlook for the worldwide semiconductor market remains positive. However, because of the sharp decline in DRAM prices, growth in 1996 will be less than the 20 percent previously projected for the year. In this environment, TI will manage capital spending, R&D and other expenses as market needs dictate.

Despite the mixed patterns in the semiconductor market, TI's position in terms of strategic products, customer relationships, and core technologies remains strong. The company will continue to apply its broad capabilities to create digital solutions for the emerging networked society.

ADDITIONAL FINANCIAL INFORMATION

                          Change in orders,       Change in net revenues,
Segment                   1Q96 vs. 1Q95           1Q96 vs. 1Q95
- -------                   -----------------       -----------------------

Components                down 10%                up 5%
Defense Systems &         up 13%                  down 2%
  Electronics
Digital Products          up 19%                  up 35%
Total                     down 4%                 up 7%

TI's orders for the first quarter of 1996 were $3194 million, compared with $3311 million in the same period of 1995. The decrease was due primarily to DRAM pricing. The increase in defense systems and electronics orders was due to volume and timing of new orders. Mobile computing accounted for most of the increase in digital products.

TI's revenues for the first quarter of 1996 were $3076 million, compared with $2862 million in the same period of 1995. The increase in components segment revenues resulted from higher semiconductor revenues. Digital products revenues were up primarily due to increased shipments of mobile computers.

Profit from operations for the first quarter of 1996 decreased 43 percent over the year-ago period, to $197 million, primarily because of the drop in DRAM prices and lower royalty revenues. Royalty revenues in first-quarter 1996 were lower, primarily due to the previously reported expiration of semiconductor patent licenses at the end of 1995, principally the license with Samsung Electronics Co., Ltd. First-quarter 1995 royalty revenues included a favorable adjustment of $36 million related to higher-than-estimated licensee shipments in the second half of 1994.

First-quarter 1996 results include moderate non-operating gains on the sale of TI's custom manufacturing business, the sale of certain non-strategic investments and non-loan interest adjustments.

TI has reached an agreement with OKI Ltd. on the principal terms and conditions of a ten-year worldwide semiconductor cross-license. When executed, the new agreement will be effective as of April 1, 1996, the first date after expiration of a similar five-year agreement between the parties.

The agreement recognizes the patents of both parties and is consistent with TI's objective of receiving fair value for its technology. Under the agreement, OKI will pay ongoing royalties to TI based on OKI's worldwide sales of integrated circuit products. The royalty rates under the new agreement are slightly lower than the rate under the prior agreement in recognition of the longer license term.

Negotiations continue with other companies for renewal of expired licenses. However, these negotiations by their nature are not predictable as to outcome or timing.

Components segment profit was down considerably over the first quarter of 1995, primarily due to abrupt price declines in DRAMs and lower royalty revenues.

The digital segment operated at a loss during the quarter, somewhat larger than a year ago, primarily due to continued high marketing investments and new product development in mobile computing, and communications and electronic systems. However, the loss narrowed from the fourth quarter of 1995.

The income tax rate for the first quarter of 1996 was 32 percent, which is the current estimate of the rate for the full year.

During the quarter, cash and cash equivalents plus short-term investments decreased by $222 million to $1331 million. Net cash provided by operating activities was negatively impacted by the pay-out of 1995 profit sharing and higher than normal receivables caused by the timing of first quarter shipments. TI received a $120 million cash payment from the sale of its custom manufacturing business. On February 2, 1996, TI issued $300 million of 6.125 percent notes due 2006. The debt-to-total-capital ratio was .21, up
 .04 from the year-end 1995 value of .17.

TI's backlog of unfilled orders as of March 31, 1996, was $4554 million, up $26 million from the end of 1995 and up $208 million from the first quarter of 1995. Most of the increases were from defense systems and electronics, and semiconductors, which more than offset adjustments to the backlog related to the sale of the custom manufacturing business.

TI R&D was $263 million in the first quarter of 1996, compared with $213 million in the first quarter of 1995. The increase was driven primarily by investments in semiconductor products.

Capital expenditures in the first quarter of this year were $542 million, compared with $223 million in the first quarter of 1995.

Depreciation in the first quarter of 1996 was $190 million, compared with $176 million in the year-ago period.

Return on invested capital (ROIC) and return on common equity (ROCE) are measures TI uses to monitor progress in building shareholder value. For the four quarters ending March 31, 1996, ROIC was 21.5 percent, and ROCE was
27.2 percent. In the four quarters ending March 31, 1995, ROIC was 20.9 percent and ROCE was 27.4 percent.


Trademarks: Composer, Digital Light Processing, DLP, Extensa, and WebCenter are all trademarks of Texas Instruments Incorporated.

                        PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On April 10, 1996, Samsung Electronics Co., Ltd ("Samsung") filed a lawsuit in the District Court of Fort Bend County, Texas, 268th Judicial District, against Registrant seeking an unspecified amount of damages, alleging that Registrant made fraudulent or negligent misrepresentations to Samsung during the 1990 round of semiconductor licensing negotiations. Samsung alleges that Registrant's negotiators, verbally and in writing, assured Samsung that the terms and conditions of Samsung's license would be no worse than the terms and conditions in the Registrant's license agreement with Toshiba Corporation.


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

                    12             Computation of Ratio of
                                   Earnings to Fixed Charges and
                                   Ratio of Earnings to Combined
                                   Fixed Charges and Preferred
                                   Stock Dividends.

                    27             Financial Data Schedule

          (b)  Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1996: Form 8-K dated January 2, 1996, which included a news release regarding the Registrant's patent infringement suit against Samsung; Form 8-K dated January 18, 1996, relating to the 1996 Annual Meeting of Stockholders of the Registrant; Form 8-K dated January 24, 1996, which included a news release regarding the Registrant's 1995 financial results; Form 8-K dated January 25, 1996, which included a form of note and a table of computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends; Form 8-K dated February 5, 1996, which included a news release regarding the Registrant's patent license agreement with Fujitsu; and Form 8-K filed March 6, 1996, which included a news release regarding a Registrant meeting for financial analysts.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

          With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS INSTRUMENTS INCORPORATED



                                        BY: /S/ WILLIAM A. AYLESWORTH
                                            William A. Aylesworth
                                            Senior Vice President,
                                            Treasurer and
                                            Chief Financial Officer


Date:  April 19, 1996


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