Form 10-K/A
period 1995-12-31
TEXAS INSTRUMENTS INC
filed 1996-06-21
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
- -----------------------------                        ------------------------
Common Stock, par value $1.00                        New York Stock Exchange
                                                     London Stock Exchange
                                                     Tokyo Stock Exchange
                                                     The Electronical Stock
                                                       Exchange Switzerland
Preferred Stock Purchase Rights                      New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $8,662,000,000 as of January 31, 1996.

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

The registrant's annual report on Form 10-K for the year ended
December 31, 1995 is hereby amended and restated in its entirety to correct the filing made on February 23, 1996 and will be effective for all purposes as of that date.

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto authorized, on June 19, 1996.


                              TEXAS INSTRUMENTS INCORPORATED


                              By: /S/ RICHARD J. AGNICH
                                  ---------------------
                                  Richard J. Agnich
                                  Senior Vice President and Secretary

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

        Registrant's telephone number, including area code 214-995-3773

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
- -----------------------------                        ------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $8,662,000,000 as of January 31, 1996.

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

Components
- ----------
          Components consist of semiconductor integrated circuits (such as digital signal processors, mixed signal and analog circuits, microprocessors/ microcontrollers, applications processors, memories, and digital circuits), semiconductor discrete devices, semiconductor subassemblies (such as custom modules for specific applications), and electrical and electronic control devices (such as motor protectors, starting relays, circuit breakers, thermostats, sensors, and radio-frequency identification systems).

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

Defense Systems and Electronics
- -------------------------------
          Defense systems and electronics consist of radar systems, navigation systems, infrared surveillance and fire control systems, defense suppression missiles, other weapon systems (including antitank and interdiction weapons), missile guidance and control systems, electronic warfare systems, and other defense electronic equipment. Sales are made to the U.S. government (either directly or through prime contractors) and to international customers approved by the U.S. government.

Digital Products
- ----------------
          Digital products include software productivity tools, mobile computing products, printers, and electronic calculators. Subsequent to year-end 1995, the Registrant reached an agreement to sell substantially all of the Registrant's custom manufacturing services business.

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

Research and Development
- ------------------------
          The Registrant's research and development expense was $927 million in 1995 compared with $689 million in 1994 and $590 million in 1993.

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

ITEM 3.   Legal Proceedings.

          On January 1, 1996, the Registrant filed a lawsuit in Federal District Court for the Eastern District of Texas against Samsung Electronics Co., Ltd. of Korea, and its two U.S. subsidiaries ("Samsung"), seeking injunctive relief, alleging that Samsung is infringing several of the Registrant's patents relating to the manufacture of semiconductor devices, including DRAMs. Also on that date, Samsung brought a lawsuit in Federal District Court for the Northern District of Texas seeking injunctive relief against the Registrant, alleging that the Registrant is infringing several of Samsung's patents, and seeking a declaratory judgment that certain of the Registrant's patents are either invalid, not infringed or unenforceable against Samsung and that certain of the Registrant's intellectual property licensing practices are unfair. Separately, on January 16, 1996, and February 12, 1996, respectively, the Registrant and Samsung filed complaints with the International Trade Commission under Section 337 of the Tariff Act of 1930, as amended, each alleging that the other is engaged in an unfair act by importing and selling patent-infringing products in the U.S., and each seeking a permanent exclusion order forbidding such importation and sales. See "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

          On July 19, 1991, the Registrant filed a lawsuit in Tokyo District Court against Fujitsu Limited of Japan ("Fujitsu") seeking injunctive relief, alleging that Fujitsu's manufacture and sale of certain DRAMs infringe the Registrant's Japanese patent on the invention of the integrated circuit (the "Kilby" patent). Concurrently, Fujitsu brought a lawsuit in the same court against the Registrant, seeking a declaration that Fujitsu is not infringing the Kilby patent. On August 31, 1994, the district court ruled that Fujitsu's production of 1-megabit and 4-megabit DRAMs and 32K EPROMs does not infringe the Kilby patent. The Registrant has appealed the court's decision to the Tokyo High Court.

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


          The term of office of each of the above listed officers is from the date of his election until his successor shall have been elected and qualified and the most recent date of election of each of them was April 20, 1995. Messrs. Agnich, Aylesworth, Junkins, Lane, Martin, Mitchell, Nielson, and Weber have served as officers of the Registrant for more than five years. Messrs. Clubb, Engibous, Hayes, and Skiles have served as officers of the Registrant since 1993, 1993, 1991, and 1992, respectively; and they have been employees of the Registrant for more than five years.

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

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

          The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption "Nominees for Directorship" in the Registrant's proxy statement for the 1996 annual meeting of stockholders, and the information contained in the second paragraph under the caption "Other Matters" in such proxy statement, are incorporated herein by reference to such proxy statement.

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

                10(d)        Texas Instruments Restricted Stock Unit Plan for
                             Directors (incorporated by reference to
                             Exhibit 10(c) to the Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended
                             June 30, 1995).

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

                                             TEXAS INSTRUMENTS INCORPORATED



                                             By:/s/ JERRY R. JUNKINS
                                                --------------------
                                                Jerry R. Junkins
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer

Date:  February 22, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February, 1996.


              Signature                                Title

          *JAMES R. ADAMS                   Director
- ------------------------------------
           James R. Adams

          *DAVID L. BOREN                   Director
- ------------------------------------
           David L. Boren

         *JAMES B. BUSEY IV                 Director
- ------------------------------------
          James B. Busey IV

- ------------------------------------        Director
        Gerald W. Fronterhouse

- ------------------------------------        Director
           David R. Goode

      /s/ JERRY R. JUNKINS                  Chairman of the Board; President;
- ------------------------------------        Chief Executive Officer; Director
          Jerry R. Junkins

          *WILLIAM S. LEE                   Director
- ------------------------------------
           William S. Lee

        *WILLIAM B. MITCHELL                Vice Chairman; Director
- ------------------------------------
         William B. Mitchell

         *GLORIA M. SHATTO                  Director
- ------------------------------------
          Gloria M. Shatto

         *WILLIAM P. WEBER                  Vice Chairman; Director
- ------------------------------------
          William P. Weber

        *CLAYTON K. YEUTTER                 Director
- ------------------------------------
         Clayton K. Yeutter

    /s/ WILLIAM A. AYLESWORTH               Senior Vice President; Treasurer;
- ------------------------------------        Chief Financial Officer
        William A. Aylesworth

     /s/ MARVIN M. LANE, JR.                Vice President; Corporate
- ------------------------------------        Controller
         Marvin M. Lane, Jr.

*By:  /s/ WILLIAM A. AYLESWORTH
    --------------------------------
          William A. Aylesworth
            Attorney-in-fact

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

                                                                   Schedule II
                                                                   -----------

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                              ALLOWANCE FOR LOSSES
                            (In Millions of Dollars)
                 Years Ended December 31, 1995, 1994, and 1993

                            Additions
             Balance at     Charged to                       Balance
             Beginning      Costs and                        at End
              of Year       Expenses       Deductions        of Year
1995           $37            $113            $105              $45
- ----          ====            ====            ====             ====

1994           $42             $80             $85              $37
- ----          ====            ====            ====             ====

1993           $34             $87             $79              $42
- ----          ====            ====            ====             ====

Allowances for losses from uncollectible accounts, returns, etc., are deducted from accounts receivable in the balance sheet.

                                 EXHIBIT INDEX

Designation of
Exhibit in                                                       Paper(P) or
this Report                 Description of Exhibit              Electronic(E)
- --------------   -------------------------------------------    -------------
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

    10(a)        Texas Instruments Annual Incentive Plan as          E
                 amended November 30, 1995.<F1>*

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

    10(d)        Texas Instruments Restricted Stock Unit Plan for
                 Directors (incorporated by reference to
                 Exhibit 10(c) to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended
                 June 30, 1995).

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

    21          List of subsidiaries of the Registrant.              E

    23          Consent of Ernst & Young LLP.                        E

    24          Powers of Attorney.                                  E

    27          Financial Data Schedule.                             E

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