Form 10-Q/A
period 1996-03-31
TEXAS INSTRUMENTS INC
filed 1996-07-19
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.

                                     20549



                                  FORM 10-Q/A


                              AMENDMENT NO. 1 TO
                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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



Exhibit 12 to the Registrant's quarterly report on Form 10-Q for the period ended March 31, 1996 is hereby amended and restated in its entirety to correct the filing made on April 19, 1996 and will be effective for all purposes as of that date.




SIGNATURE

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEXAS INSTRUMENTS INCORPORATED



                                          BY: /s/ WILLIAM A. AYLESWORTH
                                              -------------------------
                                              William A. Aylesworth
                                              Senior Vice President,
                                              Treasurer and
                                              Chief Financial Officer


Date:  July 18, 1996


































                                       2



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

