Form 10-Q
period 1996-06-30
TEXAS INSTRUMENTS INC
filed 1996-07-19
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996            Commission File Number 1-3761



                        TEXAS INSTRUMENTS INCORPORATED
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



        Delaware                                      75-0289970
- ------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)




13500 North Central Expressway, P.O. Box 655474, Dallas, Texas    75265-5474
- ----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


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

                                 189,584,085
- -----------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of June 30, 1996



                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
- -----------------------------


                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)


                                                            For Three Months Ended      For Six Months Ended
                                                            ----------------------      ---------------------
                                                              June 30    June 30          June 30    June 30
Income                                                          1996       1995             1996       1995
- ------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 2,845    $ 3,238          $ 5,921    $ 6,099
Operating costs and expenses:
  Cost of revenues.........................................     2,061      2,148            4,248      4,050
  Research and development.................................       253        215              516        428
  Marketing, general and administrative....................       435        472              864        874
                                                              -------    -------          -------    -------
    Total..................................................     2,749      2,835            5,628      5,352
                                                              -------    -------          -------    -------
Profit from operations.....................................        96        403              293        747
Other income (expense) net.................................         8         20               64         37
Interest on loans..........................................        12         13               25         26
                                                              -------    -------          -------    -------
Income before provision for income taxes...................        92        410              332        758
Provision for income taxes.................................        16        132               93        250
                                                              -------    -------          -------    -------
Net income.................................................   $    76    $   278          $   239    $   508
                                                              =======    =======          =======    =======
Earnings per common and common equivalent share............   $  0.39    $  1.44          $  1.23    $  2.65

Cash dividends declared per share of common stock..........   $  0.17    $  0.17          $  0.34    $  0.295

Cash Flows
- ----------
Net cash provided by operating activities..............................................   $    93    $   625

Cash flows from investing activities:
  Additions to property, plant and equipment...........................................    (1,162)      (522)
  Purchases of short-term investments..................................................       (10)      (400)
  Sales and maturities of short-term investments.......................................       160        445
  Proceeds from sale of business.......................................................       132         --
                                                                                          -------    -------
Net cash used in investing activities..................................................      (880)      (477)

Cash flows from financing activities:
  Additions to long-term debt..........................................................       417         22
  Dividends paid on common stock.......................................................       (64)       (46)
  Sales and other common stock transactions............................................         6         65
  Other................................................................................        55         (1)
                                                                                          -------    -------
Net cash provided by financing activities..............................................       414         40

Effect of exchange rate changes on cash................................................       (13)        19
                                                                                          -------    -------
Net increase (decrease) in cash and cash equivalents...................................      (386)       207
Cash and cash equivalents, January 1...................................................     1,364        760
                                                                                          -------    -------
Cash and cash equivalents, June 30.....................................................   $   978    $   967
                                                                                          =======    =======



                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                             Consolidated Financial Statements
                    (In millions of dollars, except per-share amounts.)


                                                                        June 30      Dec. 31
Balance Sheet                                                             1996         1995
- -------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   978      $ 1,364
  Short-term investments.............................................        39          189
  Accounts receivable, less allowance for losses of
    $58 million in 1996 and $45 million in 1995......................     1,976        2,320
  Inventories:
    Raw materials....................................................       246          299
    Work in process..................................................       716          607
    Finished goods...................................................       397          434
    Less progress billings...........................................      (204)        (205)
                                                                        -------      -------
      Inventories (net of progress billings).........................     1,155        1,135
                                                                        -------      -------
  Prepaid expenses...................................................        59           57
  Deferred income taxes..............................................       492          453
                                                                        -------      -------
    Total current assets.............................................     4,699        5,518
                                                                        -------      -------
Property, plant and equipment at cost................................     6,534        5,631
  Less accumulated depreciation......................................    (2,639)      (2,444)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     3,895        3,187
                                                                        -------      -------
Deferred income taxes................................................       237          229
Other assets.........................................................       410          281
                                                                        -------      -------
Total assets.........................................................   $ 9,241      $ 9,215
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    83      $    27
  Accounts payable...................................................       931        1,110
  Accrued and other current liabilities..............................     1,516        2,051
                                                                        -------      -------
    Total current liabilities........................................     2,530        3,188
                                                                        -------      -------
Long-term debt.......................................................     1,223          804
Accrued retirement costs.............................................       849          801
Deferred credits and other liabilities...............................       360          327

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 500,000,000 shares.
    Shares issued: 1996 - 189,725,689; 1995 - 189,526,939............       190          190
  Paid-in capital....................................................     1,088        1,081
  Retained earnings..................................................     3,055        2,881
  Less treasury common stock at cost.
    Shares: 1996 - 141,604; 1995 - 138,129...........................       (12)         (12)
  Other..............................................................       (42)         (45)
                                                                        -------      -------
    Total stockholders' equity.......................................     4,279        4,095
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $ 9,241      $ 9,215
                                                                        =======      =======


                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                           Notes to Financial Statements


Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (194.6 and 193.4 million shares for the second quarters of 1996 and 1995, and 194.4 and 192.3 million shares for the six months ended June 30, 1996 and 1995). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures are included in average common and common equivalent shares outstanding.

In the first quarter of 1996, the company issued $300 million of 6.125 percent notes due 2006.

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

Financial results for the third quarter of 1996 will reflect the purchase of Silicon Systems Inc., which was acquired in July via a stock purchase agreement for $340 million in cash plus the assumption of a $235 million long term note to TDK Corp. of Japan. The cash payment was initially financed by a draw down on TI's existing line of bank credit. The company is considering various alternatives for permanent financing. TI expects to take a one-time charge in the third quarter for the value of acquired in-process R&D, estimated to be approximately $180 million, or $0.95 per share. There is no tax offset associated with this one-time charge.

The statements of income, statements of cash flows and balance sheet at June 30, 1996, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Continued sharp price declines for dynamic random access memory (DRAM) chips and lower semiconductor royalty revenues adversely affected the financial performance of the Registrant (the "company" or "TI") during the second quarter of 1996.

In contrast to the difficult memory market environment, TI's mixed signal and application specific products, which include digital signal processors and application specific integrated circuits (ASICs), achieved record revenues during the quarter.

FINANCIAL SUMMARY

Net revenues for the second quarter of 1996 were $2845 million, down 12 percent from the second quarter of 1995, and down sequentially from the first quarter of 1996. The decrease resulted primarily from the continued decline in DRAM prices and lower semiconductor royalty revenues.

Profit from operations for the second quarter was $96 million, compared with $403 million in the second quarter of 1995. Net income for the quarter was $76 million, compared with $278 million in the second quarter of 1995. Earnings per share were $0.39, compared with $1.44 in the second quarter of 1995.

Revenues in the second quarter of 1996 versus the year-ago period were up in all TI businesses except semiconductors. Revenues of differentiated semiconductor products were ahead of the year-ago period and up slightly from the first quarter of 1996, but not enough to offset the sharp decline in DRAM prices. As a result, total semiconductor orders, revenues and profits were down substantially from year-ago and first quarter 1996 levels, which negatively impacted TI's second quarter results.

SEMICONDUCTORS

Average DRAM unit prices were down 65-75 percent in the second quarter of 1996, compared with the year-ago period, and 40-50 percent from the first quarter of 1996. At the same time, R&D investments for next-generation products and costs associated with ramping of 16-megabit production at TI's Avezzano, Italy, facility have increased, resulting in a loss in TI's memory operations.

TI's joint ventures, which share in the risks and rewards of DRAM production, help reduce the effect of market volatility on TI. However, as in the first quarter of 1996, these supply arrangements were not able to fully comprehend the sharp decline in average unit prices in the second quarter of 1996.

Demand for mature logic products remains soft, and pricing pressures have increased.

The memory correction continues with signs of industry production in excess of current demand. However, unit demand for memory has remained strong, and lower DRAM prices should stimulate increased memory content per computer. In this environment, with uncertain near-term visibility, TI is taking the following actions:

   - Trimming back selectively on semiconductor capital equipment expenditures;

   - Emphasizing development of 0.35-micron, 16-megabit DRAMs and next-generation DRAMs; and

   - Strengthening the long-term focus on digital signal processing solutions (DSPS) with the recent acquisition of Silicon Systems Inc.
     (SSi), a leading supplier of components to the mass storage industry; and through the recent Tartan Inc. acquisition, doubling TI's software support for DSP customers.

DEFENSE SYSTEMS & ELECTRONICS

Revenues in TI's defense systems and electronics business increased slightly in the second quarter of 1996 versus the year-ago period. The business continued to maintain stable margins. During the quarter, the first deployment was made to U.S. operational forces of Javelin anti-tank missile systems from the TI/Martin Marietta joint venture. This First Unit Equipped
(FUE) status is an important milestone for this breakthrough "fire-and-forget" infantry anti-tank weapon system.

Demand for Paveway precision-guided weapons continued to expand during the quarter with international customers now in 28 countries and additional systems being purchased for the U.S. Navy. TI's move toward commercial practices is resulting in lower costs to the customer, and helping to extend and broaden the market for this product.

MATERIALS & CONTROLS

Revenues in TI's materials and controls business were up slightly from the second quarter of 1995. Margins were stable with year-ago levels. TI's electronics-based sensor activities continue to grow, and new TI Registration and Identification (TIRIS)( applications are being developed in radio frequency sports timing, security and automotive anti-theft systems.

PERSONAL PRODUCTIVITY PRODUCTS

Revenues in TI's personal productivity products business were up substantially from the second quarter of 1995, reflecting revenues that more than doubled for mobile computing products, and continued success in the instructional calculator market.

EMERGING OPPORTUNITIES

TI is continuing to invest in emerging opportunities that provide higher value added digital solutions, such as Digital Light Processing( (DLP)(. Costs associated with production ramp-up of initial products for the commercial projection market were higher than expected and will remain at a high level in the second half of 1996.

TI software business revenues were up over the second quarter of 1995, primarily due to higher software sales in the Americas. The joint TI/Microsoft project to develop an industry standard repository



                                      6
specification for software components has been completed and TI is moving forward with the development of products incorporating this standard.

SUMMARY

Because of imbalances in the worldwide DRAM market and recent weakness in end equipment demand reported by some major producers, TI expects competitive pressures for semiconductors to continue in the near term. Although bit growth remains strong, the memory market will be down sharply in 1996 versus 1995, because of significantly lower DRAM prices. As a result, the total semiconductor market is expected to decline in 1996.

In this environment, TI continues to emphasize system-level design activity to support customers' electronic end equipment, particularly in mass storage, networking and wireless communications. With the need to maintain appropriate investments in next-generation products, the company expects little or no improvement in the near-term financial performance of its semiconductor business.

The recent acquisition of SSi provides the opportunity to couple TI's DSP leadership, manufacturing capacity and process technology with SSi's design capability and systems expertise in mixed signal/analog circuits. TI believes this combination will strengthen its DSPS strategy and broaden the number of functions that can be integrated onto single chips.

Financial results for the third quarter of 1996 will reflect the purchase of SSi, which was acquired in July. TI expects to take a one-time charge for the value of acquired in-process R&D, estimated to be approximately $180 million, or $0.95 per share. There is no tax offset associated with this one-time charge.

The longer-term outlook for the world semiconductor market remains positive, and consumption is expected to double over the next five years, exceeding $300 billion. The Asia-Pacific region remains a major long-term opportunity. TI is well-positioned there and plans to continue to strengthen its base in this strategic area of the world, which could become one of the largest consumers of semiconductors in the 21st century.























                                      7
Additional Financial Information


                          Change in orders,       Change in net revenues,
Segment                   2Q96 vs. 2Q95           2Q96 vs. 2Q95
- -------                   -----------------       -----------------------

Components                down 46%                down 17%
Defense Systems &         down 5%                 up 4%
  Electronics
Digital Products          down 5%                 down 5%
Total                     down 36%                down 12%


                          Change in orders,       Change in net revenues,
Segment                   1H96 vs. 1H95           1H96 vs. 1H95
- -------                   -----------------       -----------------------

Components                down 29%                down 7%
Defense Systems &         up 6%                   up 1%
  Electronics
Digital Products          up 6%                   up 13%
Total                     down 20%                down 3%


TI's orders for the second quarter of 1996 were $2216 million, compared with $3462 million in the same period of 1995. The decrease was due primarily to the weak DRAM market, which resulted in repricing the DRAM backlog. The decrease in defense systems and electronics resulted from lower HARM orders. Excluding TI's Custom Manufacturing unit (CMS), which was sold in the first quarter of 1996, digital products orders increased 34 percent in the second quarter of 1996 over the second quarter of 1995, due primarily to increased orders in mobile computing.

TI's revenues for the second quarter of 1996 were $2845 million, compared with $3238 million in the same period of 1995. The decrease in components segment revenues resulted primarily from lower DRAM revenues and lower semiconductor royalties. The increase in defense systems and electronics revenues was due to shipments of Paveway. Digital products revenues, excluding CMS, were up 27 percent, primarily due to increased mobile computing revenues.

Profit from operations for the second quarter decreased 76 percent to $96 million from the second quarter of 1995, primarily because of the abrupt drop in DRAM prices and lower royalty revenues. Royalty revenues were $105 million lower primarily due to the previously reported expiration of patent licenses, principally the license with Samsung Electronics Co., Ltd.

TI has reached an agreement in principle with Matsushita Electric Industrial Co., Ltd. on the major terms and conditions of a 10-year worldwide semiconductor cross-license. When executed, the new agreement will be effective as of April 1, 1996, the first date after expiration of a similar five-year agreement between the parties.

The agreement recognizes the patents of both parties and is consistent with TI's objective of receiving fair value for its technology. Under the agreement, Matsushita will pay ongoing royalties to TI based on Matsushita's worldwide sales of integrated circuit products. The royalty rates under the new agreement are lower than the rate under the prior agreement in recognition of the longer license term.

Negotiations continue with other companies for renewal of expired licenses. However, these negotiations by their nature are not predictable as to outcome or timing.

Components segment profit was down considerably over the second quarter of 1995, primarily due to abrupt price declines in DRAMs and lower royalty revenues. The digital segment operated at a loss during the quarter primarily due to continued high marketing investments and new product development in mobile computing, software, and communications and electronic systems.

For the first six months of 1996, TI's orders were $5410 million, compared with $6774 million for the first six months of 1995. The decrease in component segment orders resulted from the weak DRAM market. The digital segment orders, excluding CMS, were up 32 percent due to mobile computing.

Net revenues for the first half of 1996 were $5921 million, compared with $6099 million in the first half of 1995. The decrease in component segment revenue resulted from lower DRAM revenues and lower royalties. The increase in digital products revenue, 31 percent excluding CMS, was due primarily to increased revenue in mobile computing.

TI's profit from operations for the first six months of 1996 was $293 million, compared with $747 million in the first half of 1995. The decrease was primarily from lower semiconductor profits due to the unprecedented drop in DRAM prices and lower semiconductor royalty revenues. The moderate digital segment loss was due primarily to operating losses in personal productivity products and communication and electronic systems.

Net income for the first half of 1996 was $239 million, compared with $508 million in the first six months of 1995. Earnings per share were $1.23, compared with $2.65.

The income tax rate for the first half of 1996 was 28 percent, which is the current estimate of the rate for the full year, excluding the effect of the SSi one-time R&D charge.

During the first half of 1996, cash and cash equivalents plus short-term investments decreased by $536 million to $1017 million. Net cash provided by operating activities was negatively impacted by the pay-out of 1995 profit sharing in the first quarter. Investments in property, plant and equipment were $1162 million for the half. The sale of TI's Custom Manufacturing business has generated $132 million of cash. In the first quarter, TI issued $300 million of 6.125 percent notes due 2006. In the second quarter the balance of Italian lira mortgage notes increased by $102 million.

In June TI announced the pending acquisition of Silicon Systems Inc. via a stock purchase agreement for $340 million in cash plus the assumption of a $235 million long-term note to TDK Corp. of Japan. The transaction closed in July, and the cash payment was initially financed by a draw down on TI's existing line of bank credit. The company is considering various alternatives for permanent financing. The company is also considering the redemption at par of $150 million of nine percent notes due 1999. At
June 30, 1996, the debt-to-total-capital ratio was .23, up from .21 at the end of the first quarter and .17 at year-end 1995.

TI's backlog of unfilled orders as of June 30, 1996, was $3925 million, down $646 million from the second quarter of 1995 and down $629 million from the first quarter of 1996. Most of the decrease was in semiconductors, reflecting lower DRAM prices and in defense systems and electronics.

TI's R&D was $253 million in the second quarter of 1996, compared with $215 million in the second quarter of 1995. R&D for the first six months of 1996 was $516 million, compared with $428 million in the first half of 1995. R&D for the full year is expected to be $1.2 billion, including the estimated R&D charge associated with the SSi acquisition.

Capital expenditures in the second quarter of this year were $620 million, compared with $300 million in the second quarter of 1995 and $1162 million for the first half of 1996, compared with $522 million for the first six months of 1995. Capital expenditures for the full year 1996 are expected to be $2.3 billion, compared with the $2.5 billion previously projected.

Depreciation in the second quarter of 1996 was $232 million, compared with $182 million in the second quarter of 1995, and $422 million for the first six months of 1996, compared with $359 million for the same period of 1995. Depreciation for the total year is projected to be about $1 billion.

Return on net assets (RONA) and return on common equity (ROCE) are measures TI uses to monitor progress in building shareholder value. For the four quarters ending June 30, 1996, RONA was 16.4 percent, and ROCE was 20.9 percent. In the four quarters ending June 30, 1995, RONA was 22.1 percent and ROCE was 28.3 percent.

Trademarks: Digital Light Processing, DLP and TIRIS are trademarks of Texas Instruments Incorporated.

                        PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on April 18, 1996, in addition to the election of directors, the stockholders voted upon the two board proposals contained in the Registrant's Proxy Statement dated February 28, 1996.

The board nominees were elected as directors with the following vote:

       Nominee                       For                 Withheld
       -------                       ---                 ---------
James R. Adams                   161,414,538              582,587
David L. Boren                   161,389,871              607,254
James B. Busey IV                161,399,679              597,446
Gerald W. Fronterhouse           161,300,830              696,295
David R. Goode                   161,400,357              596,768
Jerry R. Junkins                 161,389,340              607,785
William S. Lee                   161,406,735              590,390
William B. Mitchell              161,402,057              595,068
Gloria M. Shatto                 161,398,317              598,808
William P. Weber                 161,404,370              592,755
Clayton K. Yeutter               161,405,046              592,079

The two board proposals were approved with the following vote:


                                                 Abstentions
                                                 (Other Than
                                                   Broker       Broker
Proposal               For          Against       Non-Votes)   Non-Votes
- --------               -----------  ----------   -----------   ---------

Board proposal with    149,397,199  12,040,411    559,515         --
respect to amendment
to the Company's
Restated Certificate
of Incorporation

Board proposal with    104,597,060  28,735,135    867,633    27,797,297
respect to adoption
of the Texas
Instruments 1996
Long-Term Incentive
Plan

The deadline for receipt of stockholder proposals for inclusion in the company's 1997 proxy material is October 31, 1996.


ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Designation of
                 Exhibits in
                 this Report           Description of Exhibit
               --------------      -----------------------------

                     3             Certificate of Amendment to
                                   Restated Certificate of
                                   Incorporation of the Registrant.

                    10             Texas Instruments 1996 Long-Term
                                   Incentive Plan.<F1>*

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

                    12             Computation of Ratio of Earnings
                                   to Fixed Charges and Ratio of
                                   Earnings to Combined Fixed Charges
                                   and Preferred Stock Dividends.

                    27             Financial Data Schedule.

          (b)  Report on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1996: Form 8-K dated May 30, 1996, which included news releases regarding the death of Jerry R. Junkins, the Registrant's Chairman, President and Chief Executive Officer, and the election of an acting President and Chief Executive Officer; and Form 8-K dated June 30, 1996 regarding the election of James R. Adams as Chairman of the Board, and Thomas J. Engibous as President and Chief Executive Officer.

[FN]* Executive Compensation Plans and Arrangements:  Texas Instruments
      1996 Long-Term Incentive Plan - Exhibit 10 to this Report.

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

                                     TEXAS INSTRUMENTS INCORPORATED



                                     BY: /s/ WILLIAM A. AYLESWORTH
                                         --------------------------------
                                         William A. Aylesworth
                                         Senior Vice President, Treasurer
                                         and Chief Financial Officer

Date:  July 18, 1996

                                 Exhibit Index

Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
- ----------------         -----------------------          --------------
     3                  Certificate of Amendment to             E
                        Restated Certificate of
                        Incorporation of the Registrant.

    10                  Texas Instruments 1996 Long-            E
                        Term Incentive Plan.<F1>*

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

    12                  Computation of Ratio of                 E
                        Earnings to Fixed Charges and
                        Ratio of Earnings to Combined
                        Fixed Charges and Preferred
                        Stock Dividends.

    27                  Financial Data Schedule                 E

[FN]* Executive Compensation Plans and Arrangements:  Texas Instruments
      1996 Long-Term Incentive Plan - Exhibit 10 to this Report.