Form 10-Q
period 1996-09-30
TEXAS INSTRUMENTS INC
filed 1996-10-18
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                     20549



                                   FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996       Commission File Number 1-3761



                        TEXAS INSTRUMENTS INCORPORATED
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



        Delaware                                      75-0289970
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)




  13500 North Central Expressway, P.O. Box 655474, Dallas, Texas  75265-5474
  --------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: 972-995-3773
       ----------------------------------------------------------------

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

                                 189,961,969
-----------------------------------------------------------------------------
             Number of shares of Registrant's common stock outstanding
                             as of September 30, 1996



                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
------------------------------



                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Nine Months Ended
                                                            ----------------------      ---------------------
                                                              Sept 30    Sept 30          Sept 30    Sept 30
Income                                                          1996       1995             1996       1995
------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 2,841    $ 3,425          $ 8,761    $ 9,525
Operating costs and expenses:
  Cost of revenues.........................................     2,075      2,322            6,322      6,373
  Research and development.................................       466        221              983        648
  Marketing, general, and administrative...................       424        445            1,288      1,319
                                                              -------    -------          -------    -------
    Total..................................................     2,965      2,988            8,593      8,340
                                                              -------    -------          -------    -------
Profit (loss) from operations..............................      (124)       437              168      1,185
Other income (expense) net.................................        15          6               79         42
Interest on loans..........................................        24         12               48         38
                                                              -------    -------          -------    -------
Income (loss) before provision for income taxes............      (133)       431              199      1,189
Provision for income taxes.................................        15        142              108        392
                                                              -------    -------          -------    -------
Net income (loss)..........................................   $  (148)   $   289          $    91    $   797
                                                              =======    =======          =======    =======
Earnings (loss) per common and common equivalent share.....   $ (0.78)   $  1.48          $  0.48    $  4.13

Cash dividends declared per share of common stock..........   $  0.17    $  0.17          $  0.51    $  0.465

Cash Flows
----------
Net cash provided by operating activities..............................................   $   246    $ 1,135

Cash flows from investing activities:
  Additions to property, plant and equipment...........................................    (1,696)      (914)
  Purchases of short-term investments..................................................       (14)      (606)
  Sales and maturities of short-term investments.......................................       195        801
  Acquisition of business, net.........................................................      (313)        --
  Proceeds from sale of businesses.....................................................       150         --
                                                                                          -------    -------
Net cash used in investing activities..................................................    (1,678)      (719)

Cash flows from financing activities:
  Additions to loans payable...........................................................       162         42
  Additions to long term debt..........................................................       841         24
  Payments on long term debt...........................................................      (172)        (5)
  Dividends paid on common stock.......................................................       (97)       (78)
  Sales and other common stock transactions............................................        23         99
  Other................................................................................        (2)         1
                                                                                          -------    -------
Net cash provided by financing activities..............................................       755         83

Effect of exchange rate changes on cash................................................       (11)         9
                                                                                          -------    -------
Net increase (decrease) in cash and cash equivalents...................................      (688)       508
Cash and cash equivalents, January 1...................................................     1,364        760
                                                                                          -------    -------
Cash and cash equivalents, September 30................................................   $   676    $ 1,268
                                                                                          =======    =======


                                     2



                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                             Consolidated Financial Statements
                    (In millions of dollars, except per-share amounts.)


                                                                        Sept. 30      Dec. 31
Balance Sheet                                                             1996         1995
-------------                                                           --------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   676      $ 1,364
  Short-term investments.............................................         8          189
  Accounts receivable, less allowance for losses of
    $62 million in 1996 and $45 million in 1995......................     2,174        2,320
  Inventories:
    Raw materials....................................................       242          299
    Work in process..................................................       728          607
    Finished goods...................................................       293          434
    Less progress billings...........................................      (260)        (205)
                                                                        -------      -------
      Inventories (net of progress billings).........................     1,003        1,135
                                                                        -------      -------
  Prepaid expenses...................................................        57           57
  Deferred income taxes..............................................       474          453
                                                                        -------      -------
    Total current assets.............................................     4,392        5,518
                                                                        -------      -------
Property, plant and equipment at cost................................     7,214        5,631
  Less accumulated depreciation......................................    (2,872)      (2,444)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     4,342        3,187
                                                                        -------      -------
Deferred income taxes................................................       220          229
Other assets.........................................................       603          281
                                                                        -------      -------
Total assets.........................................................   $ 9,557      $ 9,215
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   207      $    27
  Accounts payable...................................................       808        1,110
  Accrued and other current liabilities..............................     1,522        2,051
                                                                        -------      -------
    Total current liabilities........................................     2,537        3,188
                                                                        -------      -------
Long-term debt.......................................................     1,677          804
Accrued retirement costs.............................................       877          801
Deferred credits and other liabilities...............................       351          327

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 500,000,000 shares.
    Shares issued: 1996 - 190,101,782; 1995 - 189,526,939............       190          190
  Paid-in capital....................................................     1,104        1,081
  Retained earnings..................................................     2,875        2,881
  Less treasury common stock at cost.
    Shares: 1996 - 139,813; 1995 - 138,129...........................       (12)         (12)
  Other..............................................................       (42)         (45)
                                                                        -------      -------
    Total stockholders' equity.......................................     4,115        4,095
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $ 9,557      $ 9,215
                                                                        =======      =======



                                    3


                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                           Notes to Financial Statements


Earnings (loss) per common and common equivalent share are based on average common and common equivalent shares outstanding (189.7 and 195.1 million shares for the third quarters of 1996 and 1995, and 191.8 and 193.3 million shares for the nine months ended September 30, 1996 and 1995). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures are included in average common and common equivalent shares outstanding.

In the first quarter of 1996, the company issued $300 million of 6.125 percent notes due 2006.

In the third quarter of 1996, the company acquired Silicon Systems, Inc. via a stock purchase agreement for $340 million in cash plus the assumption of a $235 million long-term note to TDK Corp. of Japan. The cash payment, initially financed by a draw down on TI's existing line of bank credit, was permanently financed through the company's issuance on July 26 of $400 million of three- and four-year notes. As a result of this acquisition, the company took a one-time charge of $192 million in the third quarter for the value of acquired in-process R&D. There is no tax offset associated with this one-time charge.

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

The statements of income, statements of cash flows and balance sheet at September 30, 1996, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.






















                                     4

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Continued price declines of dynamic random access memory (DRAM) chips and lower royalties depressed financial performance for the Registrant (the "company" or "TI") during the third quarter of 1996.

In contrast, differentiated semiconductor products, led by digital signal processors (DSP) and mixed-signal products, achieved record revenues.

Financial Summary

Net revenues for the quarter were $2841 million, down 17 percent from the third quarter of 1995. The decrease resulted primarily from the continued decline in DRAM prices and lower royalty revenues.

Profit from operations for the third quarter, exclusive of a one-time charge of $192 million for in-process R&D associated with the purchase of Silicon Systems, Inc. (SSi), was $68 million, compared with $437 million in the third quarter of 1995. Including the charge, loss from operations for the third quarter was $124 million.

Income for the quarter was $44 million, compared with $289 million in the third quarter of 1995, or $0.23 per share, excluding the effect of the one-time SSi charge. Including this charge, net loss for the quarter was $148 million, or $0.78 per share.

In view of the current market environment and the need to keep costs in line with demand, TI is offering an enhanced voluntary retirement program to about 5300 eligible U.S.-based employees, effective until December 31, 1996. This program is expected to result in a fourth quarter 1996 charge based on the number of people who elect to participate.

Semiconductors

Average DRAM unit prices were down about 80 percent in the third quarter of 1996, compared with the year-ago period, and about 35 percent from the second quarter of 1996. Lower prices and the high level of fixed investment resulted in a loss in TI's memory operations, which was larger than in the second quarter of 1996.

Despite the major impact of lower DRAM prices, TI's semiconductor business remained profitable in the quarter, excluding the SSi charge.

TI's joint ventures, which share in the risks and rewards of DRAM production, helped reduce the effect of market volatility on TI, but were not able to fully comprehend the sharp decline in average unit price. Prices turned upward near the end of the quarter but not in time to affect quarterly results.

The financial results of SSi are included in this quarter. The integration of SSi's mixed-signal/analog business is proceeding faster than expected. This acquisition provides the opportunity to couple TI's digital signal processing leadership, manufacturing capacity and process technology with SSi's design capability and systems expertise.





                                     5
In the third quarter of 1996, TI's Digital Signal Processing Solutions
(DSPS) revenues were approximately 40 percent of the company's total semiconductor revenues, up substantially from a year ago. Differentiated product revenues approached two-thirds of the total.

TI is entering one of the most active periods of new product development in the history of its digital signal processing business. TI believes that its expanding range of DSP solutions and breakthrough technology will significantly increase the performance of customers' end equipment.
Advances are also being made in value-added solutions for networking, mass storage and wireless communications, which will take advantage of TI's previously announced 0.18-micron process technology, TImeline(TM).

In the current market environment with uncertain near-term visibility, TI's semiconductor business continues its focus on operational excellence and productivity improvements to better align costs with demand.

Defense Systems & Electronics

Revenues in TI's defense systems and electronics business were up slightly over the year-ago period, and margins remained stable. The business continues to focus on operational excellence and cost reductions, as well as opportunities to leverage technologies into next-generation defense systems.

During the quarter, the Naval Sea Systems Command awarded TI a key contract for design and development of the Extended Range Guided Munitions (ERGM) Projectile. As winner of this competition, TI will have the opportunity to insert advanced technology for missile guidance into this program and continue the company's commitment to the production of cost-effective, precision-guided weapons. This munition, which uses low-cost global positioning system (GPS) guidance technology, has a market potential of more than $5 billion including future derivatives and international opportunities.

The U.S. Army also awarded TI's defense business a contract for low-rate production of the Improved Target Acquisition System (ITAS) program, a second-generation Forward-Looking Infrared (FLIR) system. This represents the successful transition from a 40-month development program into production.

Materials & Controls

In TI's materials and controls business, revenues and margins were up from the third quarter of 1995. The business continues to develop new electronics-based sensors for applications in automotive, appliance and industrial markets.

Personal Productivity Products

Revenues in TI's personal productivity products business were up more than 50 percent over the year-ago period, and up from the prior quarter, reflecting a stronger volume of notebook computers and back-to-school calculator shipments to retailers.

Volume shipments of TI's new line of TravelMate(TM) 6000 high-performance notebooks began during the quarter, and initial customer reaction has been favorable. The Extensa(TM) line of value-priced notebooks began to transition to the newly announced 600 series platforms in time for the fourth quarter selling season. Heavy product support and aggressive pricing on older models continued to negatively impact financial results.

TI recently completed the sale of certain assets of its worldwide printer and related supplies business to Genicom Corporation. This business contributed about $28 million in revenues to TI in the third quarter of 1996.

Emerging Opportunities

During the quarter, an expanded leadership team with extensive systems experience was announced in TI's digital imaging activity to make a successful transition from development to commercial implementation. This team will focus on overcoming production ramp-up challenges and achieving cost reductions in a very competitive marketplace. The business will continue to require high levels of sustained investment.

Texas Instruments Software continued its strategic direction of broadening the applications and user base for its development tools. During the quarter, the business announced Performer(TM), a department-level, model-based applications development tool that combines the ease-of-use of visual programming tools with the integrity of client/server enterprise systems.

Summary

TI's plans for 1997 are being based on moderate recovery in the world semiconductor market, following an expected decline of about 10 percent in 1996 due to the precipitous drop in DRAM prices. In recent weeks, DRAM prices have turned up, reflecting inventory depletion and customers' anticipation of seasonally stronger PC sales. In addition, the average memory content per computer is escalating because of demand for 32 megabyte systems, as customers take advantage of lower prices. While these developments may be favorable for the longer term, the DRAM market is likely to remain volatile for the near term.

TI is taking several actions to improve its longer-term performance, including the voluntary retirement program that is being offered in most U.S. TI businesses and support areas.

TI plans to significantly reduce capital spending in 1997, following the completion of the exceptionally high level of investment required in 1996 to build the base for advanced logic and mixed-signal manufacturing and new R&D facilities in Dallas. These actions will have a positive impact on cash flow in 1997 and will allow TI to flexibly add manufacturing capacity to meet future customer demand.

Additional Financial Information


                           Change in orders,         Change in net revenues,
Segment                     3Q96 vs. 3Q95                 3Q96 vs. 3Q95
------------               -----------------         -----------------------
Components                 down 30%                  down 25%
Defense Systems and
  Electronics              down 4%                   up 4%
Digital Products           down 14%                  up 2%
Total                      down 24%                  down 17%

                           Change in orders,         Change in net revenues,
Segment                     YTD96 vs. YTD95              YTD96 vs. YTD95
------------               -----------------         ----------------------
Components                 down 29%                  down 14%
Defense Systems and
  Electronics              up 3%                     up 2%
Digital Products           down 1%                   up 9%
Total                      down 22%                  down 8%


TI's orders for the third quarter of 1996 were $2560 million, compared with $3390 million in the same period of 1995. Lower semiconductor orders, driven primarily by the sharp decline in DRAM prices, accounted for the majority of the decrease in the components segment. Semiconductor orders were up from the second quarter 1996, reflecting higher memory orders and the SSi acquisition. The decrease in defense electronics orders resulted primarily from reduced High-speed Antiradiation Missile (HARM) volume. The decrease in digital products orders was due to the effect of the divestiture of the custom manufacturing services business in the first quarter of 1996.

TI's revenues for the third quarter of 1996 were $2841 million, compared with $3425 million in the third quarter of 1995. The decrease in components segment revenues resulted primarily from lower semiconductor revenues, attributable to the drop in DRAM prices, and lower royalties.

Operating profit for the third quarter of 1996 was $68 million, excluding the $192 million in-process R&D charge associated with the SSi acquisition, compared with a $437 million profit from operations in the year-ago period. Operating loss for the third quarter 1996 including the SSi charge was $124 million. Components segment results were down significantly, primarily due to the precipitous drop in DRAM prices, the one-time, in-process R&D charge and lower royalties. The digital segment was profitable, as the effect of royalties more than offset losses in mobile computing.

For the first nine months of 1996, TI's orders were $7970 million, down 22 percent from the first nine months of 1995. The decrease in components segment orders reflected the sharp decline in DRAM prices. The slight increase in defense segment orders was due to volume increases in newer programs offsetting the decline in HARM volume. In the digital segment, increased orders for notebook computers offset the order decline from the sale of TI's custom manufacturing services business.

Net revenues for the first nine months of 1996 were $8761 million, down eight percent from $9525 million in the first nine months of 1995. The decrease in components segment revenues reflected lower semiconductor revenues, primarily from the sharp drop in DRAM prices and lower royalties. The increase in digital segment revenues was from notebook computers, which more than offset the effect of the divestiture of custom manufacturing services.

Excluding the SSi charge, TI's profit from operations for the first nine months of 1996 was $360 million, compared with $1185 million in the first nine months of 1995. Essentially all the decrease was in semiconductors and royalties. Profit from operations including the SSi charge was $168 million. The first nine months of 1995 included a profit sharing accrual of $242 million. There is no year-to-date accrual for profit sharing in 1996.

Earnings per share for the nine months ended September 30, 1996, exclusive of the SSi charge, were $1.46, versus $4.13 for the year-ago period. Including the SSi charge, earnings per share for the same nine-month period were $0.48.

During the first three quarters of 1996, cash and cash equivalents plus short-term investments decreased by $869 million to $684 million. Net cash provided by operating activities was negatively impacted by the pay-out of 1995 profit sharing in the first quarter. Investments in property, plant and equipment were $1696 million for the first three quarters, and the sale of TI's custom manufacturing business generated $132 million of cash in the first half of 1996. In the third quarter, TI acquired SSi via a stock purchase agreement for $340 million in cash plus the assumption of a $235 million long-term note to TDK Corp. of Japan. The cash payment, initially financed by a draw down on TI's existing line of bank credit, was permanently financed through the company's issuance on July 26 of $400 million of three- and four-year notes.

The outstanding balance of commercial paper was $150 million at the end of the third quarter, up from $72 million at the end of the second quarter and zero at the end of 1995. Other financing activities included the first quarter issuance of $300 million of 6.125 percent notes due 2006; the balance increase of Italian lira mortgage notes of $102 million in the second quarter; and the August 28 redemption, at par, of $150 million of nine percent notes due 1999. At September 30, 1996, the debt-to-total-capital ratio was .31, up from .23 at second quarter's end, and .17 at year-end 1995.

Royalty revenues were $117 million lower in the third quarter of 1996 than in the year-ago period. The decrease is primarily due to the previously reported expiration of patent licenses, principally the license with Samsung Electronics Co., Ltd., with which the company remains in litigation. Negotiations continue with other companies for renewal of expired licenses. However, these negotiations by their nature are not predictable as to outcome or timing.

TI's backlog of unfilled orders as of September 30, 1996, was $3784 million, down $751 million from the end of last year's third quarter. Backlog is down $744 million from year-end 1995, primarily because of decreases in semiconductors and defense systems and electronics, and down $141 million from the end of the second quarter of 1996, primarily because of lower backlog in defense electronics.

Excluding the SSi charge, TI-funded R&D expense was $274 million in the third quarter of 1996, compared with $221 million in the same period of 1995. For the first nine months of 1996, excluding the SSi charge, TI-funded R&D was $791 million, compared with $648 million for the first nine months of 1995. The increases were driven primarily by investments in semiconductors. Including the charge, R&D expense for the three-month and nine-month periods was $466 million and $983 million.

Capital expenditures in the third quarter of this year were $534 million, compared with $392 million in the third quarter of 1995, and $1696 million for the first nine months of 1996, compared with $914 million in the first nine months of 1995. Capital expenditures for 1996 are projected to be about $2.3 billion.

Depreciation in the third quarter of 1996 was $265 million, compared with $192 million in the third quarter of 1995, and $687 million for the first nine months of 1996, compared with $551 million in the same period of 1995.

Return on invested capital (ROIC) and return on common equity (ROCE) are measures TI uses to monitor progress in building shareholder value. Excluding the SSi charge, for the four quarters ending September 30, 1996, ROIC was 10.7 percent, and ROCE was 14.4 percent. Including the one-time charge, ROIC for the same period was 7.1 percent, and ROCE was 9.6 percent. For the four quarters ending September 30, 1995, ROIC was 23.3 percent, and ROCE was 29.3 percent.

Trademarks: TImeline, TravelMate, Extensa and Performer are trademarks of Texas Instruments Incorporated.

                        PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

As previously discussed in Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K"), on January 1, 1996, the Registrant filed three lawsuits in Federal District Court for the Eastern District of Texas against Samsung Electronics Company, Ltd. (Samsung) of Korea and its two U.S. subsidiaries. In each of these cases, the Registrant is seeking injunctive relief and damages due to Samsung's infringement of several of the Registrant's patents relating to the manufacture of semiconductor devices, including DRAMs. Also as previously discussed in the Form 10-K, on January 1, 1996, Samsung filed a lawsuit in Federal District Court for the Northern District of Texas seeking injunctive relief against the Registrant, alleging that the Registrant is infringing several of Samsung's patents, and seeking a declaratory judgment that certain of the Registrant's patents are either invalid, not infringed or unenforceable against Samsung, and that certain of the Registrant's intellectual property licensing practices are unfair. Since that date, Samsung has voluntarily dismissed this case and replead many of these claims as counter-claims against the Registrant in the pending cases filed by the Registrant in the Eastern District of Texas. Samsung has also alleged as a counter-claim in the Eastern District of Texas that the Registrant's intellectual property licensing practices violate federal anti-trust laws.

On September 13, 1996, Samsung filed a lawsuit against Registrant in the District Court for Angelina County, Texas. Samsung alleges that although Registrant participated in developing certain industry standards, Registrant failed to disclose to the committees developing those standards issued patents and pending patent applications covering the standards. Samsung alleges further that Registrant's attempt to enforce those patents violates state anti-trust law and unfair competition law and constitutes a breach of Registrant's fiduciary duty and fraud. Samsung is seeking an implied license to all of Registrant's patents and an unspecified amount of damages. Samsung has also filed a motion for a temporary injunction, seeking to force Registrant to disclose all pending patent applications covering proposed standards prior to those standards being voted on by standards setting committees. Samsung's temporary injunction motion also seeks to preclude Registrant from enforcing certain of Registrant's patents, which Samsung alleges cover the Semiconductor Equipment Manufacturers International Standard relating to communications between machines.

Other litigation between Samsung and the Registrant was discussed in
Item 1 of the Registrant's Form 10-Q for the quarter ended March 31, 1996.














                                    11
ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Designation of
                 Exhibits in
                 this Report           Description of Exhibit
               --------------      -----------------------------
                    10             Texas Instruments Incorporated
                                   Top Officer and Board Member
                                   Retirement Practices.*

                    11             Computation of Primary and
                                   Fully Diluted Earnings per
                                   Common and Common Equivalent
                                   Share.

                    12             Computation of Ratio of
                                   Earnings to Fixed Charges and
                                   Ratio of Earnings to Combined
                                   Fixed Charges and Preferred
                                   Stock Dividends.

                    27             Financial Data Schedule

          (b)  Report on Form 8-K

               None.


* Executive compensation plans and arrangements: Texas Instruments Incorporated Top Officer and Board Member Retirement Practices.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, commercialization of new technologies, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.












                                    12

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEXAS INSTRUMENTS INCORPORATED



                                          BY:/s/ WILLIAM A. AYLESWORTH
                                             _________________________
                                             William A. Aylesworth
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer


Date:  October 17, 1996










































                                      13


                                 Exhibit Index

Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report            Description of Exhibit            Electronic (E)
----------------        -----------------------           --------------
    10                  Texas Instruments Incorporated          E
                        Top Officer and Board Member
                        Retirement Practices.

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