Form 10-K
period 1996-12-31
TEXAS INSTRUMENTS INC
filed 1997-02-25
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996
                        Commission File Number 1-3761

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

        Registrant's telephone number, including area code 972-995-3773

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
-----------------------------                        ------------------------
Common Stock, par value $1.00                        New York Stock Exchange
                                                     London Stock Exchange
                                                     Tokyo Stock Exchange
                                                     The Swiss Exchange
Preferred Stock Purchase Rights                      New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.X

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $14,825,000,000 as of January 31, 1997.

                                  190,411,694
     ---------------------------------------------------------------------
     (Number of shares of common stock outstanding as of January 31, 1997)

Parts I, II and IV hereof incorporate information by reference to the Registrant's 1996 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant's proxy statement for the 1997 annual meeting of stockholders.







                                     PART I

ITEM 1.   Business.

General
-------
          Texas Instruments Incorporated (hereinafter the "Registrant," including subsidiaries except where the context indicates otherwise) is one of the world's foremost high technology companies, with sales or manufacturing operations in more than 30 countries. The Registrant is engaged in the development, manufacture, and sale of a variety of products in the commercial electronics and electrical industry primarily for industrial and consumer markets. These products consist of components, digital products and metallurgical materials. In addition, the Registrant's patent portfolio has been established as an ongoing contributor to the Registrant's revenues. The Registrant's business is based principally on its broad semiconductor technology and application of this technology to digital solutions for the networked society. The Registrant from time to time considers acquisitions and divestitures which may alter its business mix. The Registrant may effect one or more such transactions at such time or times as the Registrant determines to be appropriate. As discussed below, the Registrant and Raytheon Company ("Raytheon") entered into a definitive agreement as of January 4, 1997 under which Raytheon will purchase the Registrant's defense systems and electronics business. See "ITEM 1. Business, Discontinued Operations."

          The information with respect to net revenues, profit and identifiable assets of the Registrant's industry segments and operations outside the United States, which is contained in the note to the financial statements captioned "Industry Segment and Geographic Area Operations" on pages 28-30 of the Registrant's 1996 annual report to stockholders, is incorporated herein by reference to such annual report.

Components
----------
          Components consist of semiconductor integrated circuits (such as digital signal processors, mixed-signal and analog circuits, microprocessors/ microcontrollers, applications processors, memories, and digital circuits), semiconductor discrete devices, semiconductor subassemblies (such as custom modules for specific applications), and electrical and electronic control devices (such as motor protectors, starting relays, circuit breakers, thermostats, sensors, and radio-frequency identification systems).

          These components are used in a broad range of products for industrial end-use (such as computers and peripheral equipment, telecommunications, instrumentation, and industrial motor controls and automation equipment), consumer end-use (such as cellular phones, modems, televisions, cameras, automobiles, home appliances, and residential air conditioning and heating systems), and government end-use (such as defense and space equipment). The Registrant sells these components primarily to original equipment manufacturers principally through its own marketing organizations and to a lesser extent through distributors.














                                      2

Digital Products
----------------
          Digital products include electronic calculators, software productivity tools, mobile computing products and other electronic systems.
In 1996, the Registrant sold substantially all of its custom manufacturing services business and its printer business. Subsequent to year-end 1996, the Registrant reached an agreement to sell its mobile computing business. Digital products are used in a broad range of enterprise-wide, work group and personal information-based applications. The Registrant markets these products through various channels, including system suppliers, business equipment dealers, distributors, retailers, and direct sales to end-users and original equipment manufacturers.

Metallurgical Materials
-----------------------
          Metallurgical materials include clad metals, precision-engineered parts and electronic connectors for use in a variety of applications such as appliances, automobiles, electronic components, and industrial and telecommunications equipment. These metallurgical materials are primarily sold directly to original equipment manufacturers.

Discontinued Operations
-----------------------
          The Registrant's defense systems and electronics business ("DSE") consists of radar systems, navigation systems, infrared surveillance and fire control systems, defense suppression missiles, other weapon systems (including antitank and interdiction weapons), missile guidance and control systems, electronic warfare systems, and other defense electronic equipment. Sales are made to the U.S. government (either directly or through prime contractors) and to international customers approved by the U.S. government.

          The Registrant and Raytheon entered into a definitive agreement as of January 4, 1997 under which Raytheon will purchase DSE. In connection with the sale, and in accordance with generally accepted accounting principles, the Registrant has restated prior financial statements and financial information to segregate the results of DSE from detailed financial components. As such, defense-related financial results are reported in the Registrant's consolidated financial statements on pages 18-21 of the Registrant's 1996 annual report to stockholders as discontinued operations. Operating results, net asset and other information for discontinued operations appears in the note to the financial statements captioned Discontinued Operations; unless otherwise indicated, the financial amounts in this Form 10-K have been adjusted to reflect continuing operations only.

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

Backlog
-------
          The dollar amount of backlog of orders believed by the Registrant to be firm was $1623 million as of December 31, 1996 and $2294 million as of December 31, 1995. The Registrant's backlog does not represent actual revenues and is only an indication of future revenues which may be entered on the books of account of the Registrant. Backlog orders are, under certain circumstances, subject to cancellation by the purchaser without penalty and generally do not reflect any potential adjustments for price decreases.


                                  3

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

Research and Development
------------------------
          The Registrant's research and development expense was $1181 million in 1996, compared with $842 million in 1995 and $578 million in 1994, and included a one-time charge in 1996 of $192 million for the value of acquired in-process research and development as a result of the acquisition of Silicon Systems, Inc.

Seasonality
-----------
          The Registrant's revenues are subject to some seasonal variation.

Employees
---------
          The information concerning the number of persons employed by the Registrant, including persons employed in the Registrant's defense business, at December 31, 1996 on page 32 of the Registrant's 1996 annual report to stockholders is incorporated herein by reference to such annual report.

















                                  4

ITEM 2.   Properties.

          The Registrant's principal offices are located at 13500 North Central Expressway, Dallas, Texas. The Registrant owns and leases plants in the United States and 15 other countries for manufacturing and related purposes. The following table indicates the general location of the principal plants of the Registrant and the industry segments which make major use of them. Except as otherwise indicated, the principal plants are owned by the Registrant.


                                       Digital    Metallurgical    Discontinued
                          Components   Products     Materials    Operations<F4>(4)
                          ----------   --------   -------------  -------------
Dallas, Texas<F4>(4)          X           X                            X
Austin, Texas<F1>(1)          X                                        X
Houston, Texas                X
Lewisville, Texas<F4>(4)                                               X
Lubbock, Texas                X
McKinney, Texas<F4>(4)                                                 X
Plano, Texas<F1>(1)                       X                            X
Sherman, Texas<F1>(1)<F4>(4)  X                                        X
Temple, Texas                             X
Santa Cruz, California        X
Attleboro,                    X                        X
  Massachusetts
Almelo, Netherlands           X
Freising, Germany             X
Avezzano, Italy<F2>(2)        X
Baguio,                       X
  Philippines<F3>(3)
Hiji, Japan                   X
Kuala Lumpur,                 X
  Malaysia<F1>(1)
Miho, Japan                   X
Singapore<F3>(3)              X
Taipei, Taiwan                X
____________________

<F1>(1)Leased or primarily leased.
<F2>(2)Owned, subject to mortgage.
<F3>(3)Owned on leased land.
<F4>(4)The Lewisville and McKinney plants will be sold and certain plants or portions thereof in Dallas and Sherman will be leased to Raytheon or Raytheon-related entities in connection with the sale of DSE.

          The Registrant's facilities in the United States contained approximately 19,600,000 square feet as of December 31, 1996, of which approximately 5,400,000 square feet were leased. The Registrant's facilities outside the United States contained approximately 7,000,000 square feet as of December 31, 1996, of which approximately 1,800,000 square feet were leased.

          The Registrant believes that its existing properties are in good condition and suitable for the manufacture of its products. At the end of 1996, the Registrant utilized substantially all of the space in its facilities.

          Leases covering the Registrant's leased facilities expire at varying dates generally within the next 10 years. The Registrant anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.
                                  5
ITEM 3.   Legal Proceedings.

         As indicated in the Registrant's Current Report on Form 8-K dated November 26, 1996, the Registrant reached agreement on a broad 10-year cross license agreement with Samsung Electronics Co., Ltd., of Korea, which settled all pending litigation between the companies, including the litigation discussed in ITEM 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and ITEM 1 of the Registrant's Quarterly Reports on Form 10-Q for the quarters ended March 31 and September 30, 1996.

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

                     Executive Officers of the Registrant

          The following is an alphabetical list of the names and ages of the executive officers of the Registrant and the positions or offices with the Registrant presently held by each person named:

       Name                   Age                     Position

James R. Adams                57          Director; Chairman of the Board

Richard J. Agnich             53          Senior Vice President, Secretary
                                          and General Counsel

William A. Aylesworth         54          Senior Vice President,
                                          Treasurer and Chief Financial
                                          Officer (Chief Accounting
                                          Officer)

Gary D. Clubb                 50          Executive Vice President
                                          (President, Digital Imaging)

Thomas J. Engibous            44          Director; President and
                                          Chief Executive
                                          Officer

David D. Martin               57          Executive Vice President

Charles F. Nielson            59          Vice President

Elwin L. Skiles, Jr.          55          Vice President

Richard K. Templeton          38          Executive Vice President
                                          (President, Semiconductor Group)

William P. Weber              56          Director; Vice Chairman

David W. Welp                 56          Executive Vice President (President
                                          Systems Group and Defense Systems &
                                          Electronics)

          The term of office of each of the above listed officers is from the date of his election until his successor shall have been elected and qualified. Messrs. Adams, Engibous and Templeton were elected June 20, 1996 and Mr. Welp was elected on September 19, 1996 to their respective offices of the Registrant; the most recent date of election of the other officers was April 18, 1996. Mr. Adams, who has been a director of the Registrant since 1989; was Group President of SBC Communications Inc. from 1992 until his retirement in 1995, and President and Chief Executive Officer of Southwestern Bell Telephone Company from 1988 to 1992. Messrs. Agnich, Aylesworth, Martin, Nielson, Skiles and Weber have served as officers of the Registrant for more than five years. Messrs. Clubb and Engibous have served as officers of the Registrant since 1993; and they and Messrs. Templeton and Welp have been employees of the Registrant for more than five years.

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

          The information which is contained in the note to the financial statements captioned "Common Stock Prices and Dividends" on page 35 of the Registrant's 1996 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 1996 on page 32 of such annual report, are incorporated herein by reference to such annual report.

ITEM 6.   Selected Financial Data.

          The "Summary of Selected Financial Data" for the years 1992 through 1996 which appears on page 32 of the Registrant's 1996 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The first two paragraphs of the Letter to the Stockholders on page 2 of the Registrant's 1996 annual report to stockholders and the information contained under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 33-35 of such annual report are incorporated herein by reference to such annual report.

ITEM 8.   Financial Statements and Supplementary Data.

          The consolidated financial statements of the Registrant at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and the report thereon of the independent auditors, on pages 18-31 of the Registrant's 1996 annual report to stockholders, are incorporated herein by reference to such annual report.

          The "Quarterly Financial Data" on page 35 of the Registrant's 1996 annual report to stockholders is also incorporated herein by reference to such annual report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

          The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption "Nominees for Directorship" in the Registrant's proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

          Information concerning executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation.

          The information which is contained under the captions "Directors Compensation" and "Executive Compensation" in the Registrant's proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of the Registrant, and (b) the ownership of the Registrant's common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, which is contained under the caption "Voting Securities" in the Registrant's proxy statement for the 1997 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of the Registrant's common stock by each of the directors, which is contained under the caption "Nominees for Directorship" in such proxy statement, is also incorporated herein by reference to such proxy statement.

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

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  1 and 2.  Financial Statements and Financial Statement
                         Schedules:

          The financial statements and financial statement schedules are listed in the index on page 16 hereof.

                     3.  Exhibits:

            Designation of
              Exhibit in
              this Report              Description of Exhibit
            --------------   -------------------------------------------------

                2            Asset Purchase Agreement dated as of January 4,
                             1997 between the Registrant and Raytheon Company
                             (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to the Registrant's
                             Current Report on Form 8-K dated January 4,
                             1997).

                3(a)         Restated Certificate of Incorporation of the
                             Registrant (incorporated by reference to Exhibit
                             3(a) to the Registrant's Annual Report on Form
                             10-K for the year 1993).

                3(b) Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant's
                             Annual Report on Form 10-K for the year 1993).

                3(c) Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(c) to the Registrant's
                             Annual Report on Form 10-K for the year 1993).

                3(d) Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                3(e) Certificate of Designations relating to the Registrant's Participating Cumulative Preferred
                             Stock (incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the year 1993).

                3(f)         Certificate of Ownership Merging Texas
                             Instruments Automation Controls, Inc. into the
                             Registrant (incorporated by reference to Exhibit
                             3(e) to the Registrant's Annual Report on Form
                             10-K for the year 1993).

                3(g)         Certificate of Elimination of Designations of
                             Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(f) to the Registrant's
                             Annual Report on Form 10-K for the year 1993).


                3(h) By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

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

                10(a) Texas Instruments Annual Incentive Plan as amended November 30, 1995 (incorporated by reference to Exhibit 10(a) to the Registrant's
                             Annual Report on Form 10-K for the year
                             1995).<F1>*

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

                10(d)        Texas Instruments 1996 Long-Term Incentive Plan
                             (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).<F1>*

                10(e)        Texas Instruments Restricted Stock Unit Plan for
                             Directors (incorporated by reference to
                             Exhibit 10(c) to the Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended
                             June 30, 1996).





                10(f)        Statement of Policy of Registrant's Board of
                             Directors on Top Officer and Board Member
                             Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual
                             Report on Form 10-K for the year 1993).<F1>*

                11 Computation of earnings per common and common equivalent share.

                12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                13           Registrant's 1996 Annual Report to Stockholders.
                             (With the exception of the items listed in the index to financial statements and financial statement schedules herein, and the items referred to in ITEMS 1, 5, 6, 7 and 8 hereof, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.)

                21           List of subsidiaries of the Registrant.

                23           Consent of Ernst & Young LLP.

                24           Powers of Attorney.

                27           Financial Data Schedule.

________________

      <F1>*Executive Compensation Plans and Arrangements:

          Texas Instruments Annual Incentive Plan as amended November 30,
          1995 (incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year 1995).

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

          Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

          Statement of Policy of Registrant's Board of Directors on Top Officer and Board Member Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual Report on Form 10-K for the year 1993).







     (b)  Reports on Form 8-K:

The Registrant filed with the Securities and Exchange Commission during the quarter ended December 31, 1996 a Form 8-K dated November 26, 1996, which included a news release regarding the Registrant's patent license agreement with Samsung.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

          With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, timely completion of announced asset sales, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.















































                                       13
SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TEXAS INSTRUMENTS INCORPORATED



                                             By: /s/ WILLIAM A. AYLESWORTH
                                                ------------------------------
                                                William A. Aylesworth
                                                Senior Vice President,
                                                Treasurer and Chief
                                                Financial Officer
Date:  February 24, 1997
















































Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 1997.

              Signature                                Title

          *JAMES R. ADAMS                  Chairman of the Board; Director
------------------------------------
           James R. Adams

          *DAVID L. BOREN                  Director
------------------------------------
           David L. Boren

          *JAMES B. BUSEY IV               Director
------------------------------------
          James B. Busey IV

         *THOMAS J. ENGIBOUS               President; Chief Executive Officer;
------------------------------------       Director
          Thomas J. Engibous

        *GERALD W. FRONTERHOUSE            Director
------------------------------------
        Gerald W. Fronterhouse

          *DAVID R. GOODE                  Director
------------------------------------
           David R. Goode

         *GLORIA M. SHATTO                 Director
------------------------------------
          Gloria M. Shatto

         *WILLIAM P. WEBER                 Vice Chairman; Director
------------------------------------
          William P. Weber

        *CLAYTON K. YEUTTER                Director
------------------------------------
         Clayton K. Yeutter

     /s/ WILLIAM A. AYLESWORTH             Senior Vice President; Treasurer;
------------------------------------       Chief Financial Officer; Chief
        William A. Aylesworth              Accounting Officer


*By:
    /s/ WILLIAM A. AYLESWORTH
    -----------------------------
        William A. Aylesworth
          Attorney-in-fact














                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (Item 14(a))

                                                         Page Reference
                                                         --------------
                                                                     Annual
                                                                   Report to
                                                    Form 10-K     Stockholders
                                                    ---------     ------------
Information incorporated by reference
to the Registrant's 1996 Annual Report
to Stockholders:

       Consolidated Financial Statements:

            Income for each of the three                               18
            years in the period ended
            December 31, 1996

            Balance sheet at December 31,                              19
            1996 and 1995

            Cash flows for each of the                                 20
            three years in the period
            ended December 31, 1996

            Stockholders' equity for each of                           21
            the three years in the period
            ended December 31, 1996

            Notes to financial statements                           22-30

            Report of Independent Auditors                             31

Consolidated Schedule for each of the three years in the period ended December 31, 1996:

            II.   Allowance for losses                  17


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.














                                                                   Schedule II
                                                                   -----------

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                              ALLOWANCE FOR LOSSES
                            (In Millions of Dollars)
                 Years Ended December 31, 1996, 1995, and 1994

                            Additions
             Balance at     Charged to                       Balance
             Beginning      Costs and                        at End
              of Year       Expenses       Deductions        of Year

1996          $45             $163            $118             $90
----          ====            ====            ====             ====

1995          $37             $113            $105             $45
----          ====            ====            ====             ====

1994          $42             $80             $85              $37
----          ====            ====            ====             ====

Allowances for losses from uncollectible accounts, returns, etc., are deducted from accounts receivable in the balance sheet.





































                                       17
                             EXHIBIT INDEX

Designation of
Exhibit in                                                       Paper (P) or
this Report              Description of Exhibit                 Electronic (E)
--------------   ------------------------------------------     --------------
    2            Asset Purchase Agreement dated as of
                 January 4, 1997 between the Registrant and
                 Raytheon Company (exhibits and schedules
                 omitted) (incorporated by reference to Exhibit
                 2.1 to the Registrant's Current Report on
                 Form 8-K dated January 4, 1997).

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

    3(d)         Certificate of Amendment to Restated
                 Certificate of Incorporation of the
                 Registrant (incorporated by reference to
                 Exhibit 3 to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended
                 June 30, 1996).

    3(e)         Certificate of Designations relating to
                 the Registrant's Participating Cumulative
                 Preferred Stock (incorporated by reference to Exhibit 3(d) to the Registrant's Annual
                 Report on Form 10-K for the year 1993).

    3(f)         Certificate of Ownership Merging Texas
                 Instruments Automation Controls, Inc. into the Registrant (incorporated by reference to Exhibit 3(e) to the Registrant's Annual
                 Report on Form 10-K for the year 1993).

    3(g) Certificate of Elimination of Designations of Preferred Stock of the Registrant
                 (incorporated by reference to Exhibit 3(f) to the Registrant's Annual Report on Form 10-K for the year 1993).

    3(h) By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).



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

    10(a) Texas Instruments Annual Incentive Plan as amended November 30, 1995 (incorporated by reference to Exhibit 10(a) to the Registrant's
                 Annual Report on Form 10-K for the year 1995).<F1>*

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

    10(d)        Texas Instruments 1996 Long-Term Incentive Plan
                 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).<F1>*

    10(e)        Texas Instruments Restricted Stock Unit Plan for
                 Directors (incorporated by reference to
                 Exhibit 10(c) to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended
                 June 30, 1996).

    10(f)        Statement of Policy of Registrant's Board of
                 Directors on Top Officer and Board Member
                 Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual
                 Report on Form 10-K for the year 1993).<F1>*

    11 Computation of earnings per common and common equivalent share.




    12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

    13           Registrant's 1996 Annual Report to Stockholders.
                 (With the exception of the items listed in the index to financial statements and financial statement schedules herein, and the items referred to in ITEMS 1, 5, 6, 7 and 8 hereof, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.)

    21           List of subsidiaries of the Registrant.

    23           Consent of Ernst & Young LLP.

    24           Powers of Attorney.

    27           Financial Data Schedule.

________________

<F1>*Executive Compensation Plans and Arrangements:

          Texas Instruments Annual Incentive Plan as amended November 30,
          1995 (incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year 1995).

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

          Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

          Statement of Policy of Registrant's Board of Directors on Top Officer and Board Member Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual Report on Form 10-K for the year 1993).