Form 10-Q
period 1997-03-31
TEXAS INSTRUMENTS INC
filed 1997-04-18
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.

                                     20549



                                   FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997            Commission File Number 1-3761



                        TEXAS INSTRUMENTS INCORPORATED
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



        Delaware                                       75-0289970
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)




  13500 North Central Expressway, P.O. Box 655474, Dallas, Texas    75265-5474
  ----------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code 972-995-3773
        ---------------------------------------------------------------

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

                                 191,132,969
-----------------------------------------------------------------------------
          Number of shares of Registrant's common stock outstanding
                             as of March 31, 1997


                            PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
------------------------------

                                   TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                          Consolidated Financial Statements
                                 (In millions of dollars, except per-share amounts.)

                                                                                 For Three Months Ended
                                                                                  Mar.31        Mar.31
Income                                                                             1997          1996
------                                                                           --------      --------
Net revenues................................................................      $ 2,263       $ 2,675
Operating costs and expenses:
  Cost of revenues..........................................................        1,472         1,889
  Research and development..................................................          239           243
  Marketing, general and administrative.....................................          381           397
                                                                                 --------      --------
    Total...................................................................        2,092         2,529
                                                                                 --------      --------
Profit from operations......................................................          171           146
Other income (expense) net..................................................           10            56
Interest on loans...........................................................           24            12
                                                                                 --------      --------
Income before provision for income taxes....................................          157           190
Provision for income taxes..................................................           55            58
                                                                                 --------      --------
Income from continuing operations...........................................          102           132
Income from discontinued operations.........................................           27            31
                                                                                 --------      --------
Net income..................................................................      $   129       $   163
                                                                                 ========      ========

Earnings per common and common equivalent share:
  Continuing operations.....................................................      $  0.52       $  0.68
  Discontinued operations...................................................         0.14          0.16
                                                                                 --------      --------
  Net income................................................................      $  0.66       $  0.84
                                                                                 ========      ========

Cash dividends declared per share of common stock...........................      $  0.17       $  .17

Cash Flows
----------
Continuing Operations:
  Net cash provided by (used in) operating activities.......................      $   278       $   (5)

  Cash flows from investing activities:
    Additions to property, plant and equipment..............................         (225)         (523)
    Purchases of short-term investments.....................................          (60)           (7)
    Sales and maturities of short-term investments..........................           11           144
    Proceeds from sale of business..........................................           --           120
                                                                                 --------      --------
  Net cash used in investing activities.....................................         (274)         (266)

  Cash flows from financing activities:
    Addition to long-term debt..............................................           --           300
    Dividends paid on common stock..........................................          (32)          (32)
    Sales and other common stock transactions...............................           41             3
    Other...................................................................           20             9
                                                                                 --------      --------
  Net cash provided by financing activities.................................           29           280

  Effect of exchange rate changes on cash...................................          (11)           (8)
                                                                                 --------      --------
  Cash provided by continuing operations....................................           22             1
                                                                                 --------      --------





                                       2

Discontinued Operations:
  Operating activities......................................................           13           (67)
  Investing activities......................................................          (10)          (19)
                                                                                 --------      --------
  Cash provided by (used in) discontinued operations........................            3           (86)
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents........................           25           (85)
Cash and cash equivalents, January 1........................................          964         1,364
                                                                                 --------      --------
Cash and cash equivalents, March 31.........................................      $   989       $ 1,279
                                                                                 ========      ========

                       TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                             Consolidated Financial Statements
                    (In millions of dollars, except per-share amounts.)

                                                                        Mar. 31      Dec. 31
Balance Sheet                                                             1997         1996
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   989      $   964
  Short-term investments.............................................        63           14
  Accounts receivable, less allowance for losses of
    $67 million in 1997 and $90 million in 1996......................     1,699        1,799
  Inventories:
    Raw materials....................................................       103          111
    Work in process..................................................       337          361
    Finished goods...................................................       223          231
                                                                        -------      -------
      Inventories....................................................       663          703
                                                                        -------      -------
  Prepaid expenses...................................................        54           50
  Deferred income taxes..............................................       402          395
  Net assets of discontinued operations..............................       553          529
                                                                        -------      -------
    Total current assets.............................................     4,423        4,454
                                                                        -------      -------
Property, plant and equipment at cost................................     6,816        6,712
  Less accumulated depreciation......................................    (2,724)      (2,550)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     4,092        4,162
                                                                        -------      -------
Deferred income taxes................................................       188          192
Other assets.........................................................       560          552
                                                                        -------      -------
Total assets.........................................................   $ 9,263      $ 9,360
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   368      $   314
  Accounts payable...................................................       652          775
  Accrued and other current liabilities..............................     1,290        1,397
                                                                        -------      -------
    Total current liabilities........................................     2,310        2,486
                                                                        -------      -------
Long-term debt.......................................................     1,643        1,697
Accrued retirement costs.............................................       712          719
Deferred credits and other liabilities...............................       364          361

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 500,000,000 shares.
    Shares issued: 1997 - 191,289,194; 1996 - 190,396,797............       191          190
  Paid-in capital....................................................     1,157        1,116
  Retained earnings..................................................     2,911        2,814
  Less treasury common stock at cost.
    Shares: 1997 - 156,225; 1996 - 143,525...........................       (13)         (12)
  Other..............................................................       (12)         (11)
                                                                        -------      -------
    Total stockholders' equity.......................................     4,234        4,097
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $ 9,263      $ 9,360
                                                                        =======      =======

                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                         Notes to Financial Statements

Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (197.2 and 194.2 million shares for the first quarters of 1997 and 1996). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures are included in average common and common equivalent shares outstanding.

In the first quarter of 1997, the company sold its mobile computing business and terminated its digital imaging printing development program. As a result, the company took a pretax charge of $56 million in the first quarter, of which $27 million was for severance for involuntary employment reductions worldwide. These severance actions were essentially completed by the end of the quarter and affected approximately 1,045 employees. The balance, $29 million, was for other costs associated with the business sale and program termination, including vendor cancellation and lease charges.

The statements of income, statements of cash flows and balance sheet at March 31, 1997, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Higher operating margins in the Registrant's (the "company" or "TI") differentiated semiconductor products led to improved profitability in the first quarter of 1997. Major strategic actions continue to accelerate TI's progress in providing value, growth and improved financial stability, and further strengthen TI's position in digital signal processing solutions
(DSPS).

Note: Throughout this report, TI's defense operations are reported as a discontinued business. As previously reported, TI expects the acquisition by Raytheon of its defense business to close in the second quarter of 1997.

FINANCIAL SUMMARY

Revenues from continuing operations during the first quarter of 1997 were $2263 million, down 15 percent from the year-ago period, reflecting lower prices for dynamic random access memory (DRAM) chips, and the absence of revenues due to the sale of TI's mobile computing, custom manufacturing services and printer businesses.

Results for the current quarter include a special pretax charge of $56 million, primarily related to severance actions and other costs associated with the sale of TI's mobile computing business.

Earnings per share (EPS) for the quarter from continuing operations, excluding the charge, were $0.70, compared with $0.68 in the year-ago period. EPS from discontinued operations were $0.14, compared with $0.16 in the first quarter of 1996. Including the charge, EPS from continuing operations were $0.52.

Profit from operations (PFO) from continuing operations, excluding the charge, was $227 million versus $146 million in the year-ago period. Net income from continuing operations, excluding the charge, was $138 million versus $132 million in the first quarter of 1996. Including the charge, PFO from continuing operations was $171 million and net income was $102 million. Net income from discontinued operations was $27 million versus $31 million in the year-ago period.

TI's operating profit margin, excluding the charge, improved sharply in the first quarter to 10.0 percent, up from 5.5 percent in the year-ago period, due to higher gross margins. Marketing, general and administrative expenses for TI as a percentage of revenues were 15.6 percent, compared with 14.8 percent in the year-ago period, excluding the portion of the charge related to this expense category. Including the charge, operating profit margin in the first quarter was 7.6 percent.

SEMICONDUCTOR

Semiconductor orders were higher than the year-ago period and grew at double-digit rates over the fourth quarter of 1996, with strength across all products and geographic regions. Orders for DSP Solutions (DSPs and mixed-signal/analog products) reached record levels, with particular strength in mass storage, networking and wireless communications end equipment markets.

TI's semiconductor revenues were below year-ago levels, primarily due to lower DRAM prices. Excluding memory, semiconductor revenues were significantly higher than year-ago levels. Revenues for digital signal processors and mixed-signal/analog products continue strong, at more than 40 percent of total semiconductor revenues.

Semiconductor profit from operations was up substantially from the first quarter of 1996, reflecting strength in differentiated products. Compared with the fourth quarter of 1996 (excluding special charges), PFO was up more than 50 percent because of differentiated semiconductors and narrowing losses in DRAMs.

During the quarter, TI strengthened its leadership position in digital signal processors with the introduction of the TMS320C6x, which has the speed and power to support the explosive growth of data communications, especially the Internet.

U.S. Robotics, the leading supplier of computer modems to the retail channel, began shipments during the quarter of the x2 modem, based on a DSP solution from TI. It provides data transmission at speeds up to twice that of existing modems. Packard Bell NEC, Inc., a leading manufacturer of personal computers, also announced the adoption of the x2 modem.

MATERIALS & CONTROLS

Revenues in TI's materials and controls business were up slightly from the first quarter of 1996. Operating profit margins increased from the first quarter of 1996 and are at double-digit levels. The materials and controls business continues to develop electronic sensors, and recently won a multi-million dollar order for TIRIS radio frequency identification systems that will provide gas pump point-of-sale capability to Mobil Corp.

PERSONAL PRODUCTIVITY PRODUCTS

As previously announced, TI sold its mobile computing business to The Acer Group during the quarter. Revenues during the quarter in the calculator business reflected seasonal patterns. The business continues to invest in new product development, and plans to expand in the educational market in Europe and Asia during 1997.

EMERGING OPPORTUNITIES

TI continues to focus on achieving cost reductions in its digital imaging operation as it transitions from a research and development phase into volume production. During the quarter, TI began shipping digital light processing
(DLP) products for high brightness, professional projection systems manufactured by Digital Projection Limited, Electrohome, and Sony.

TI's software business released Composer 4(R) during the quarter, which provides the baseline toolset that enables customers to develop systems by assembling a collection of software components.

SUMMARY

TI's plans for 1997 are based on a moderate recovery in the world semiconductor market of about 10 percent growth, following a decline of nine percent in 1996. The non-DRAM portion of the market will likely grow more than 10 percent, with differentiated semiconductors such as DSPs and mixed-signal analog products growing two to three times faster than the overall market.

Based on TI's latest customer survey, semiconductor inventories remain at record low levels. The company is seeing signs of improved stability in DRAM pricing, and the combination of cost controls and momentum in TI's differentiated semiconductors are having a positive impact on the company's performance.

ADDITIONAL FINANCIAL INFORMATION

                          Change in orders,       Change in net revenues,
Segment                   1Q97 vs. 1Q96           1Q97 vs. 1Q96
-------                   -----------------       -----------------------
Components                up 7%                   down 4%
Digital Products          down 68%                down 72%
Total                     down 5%                 down 15%

TI's orders for the first quarter of 1997 were $2500 million, compared with $2635 million in the same period of 1996. The decrease was due primarily to lower DRAM prices and the sale of TI's mobile computing, custom manufacturing services and printer businesses.

TI's revenues for the first quarter of 1997 were $2263 million, compared with $2675 million in the same period of 1996. The decrease in the components segment was due to DRAM pricing. Digital products revenues were down due to the sale of TI's mobile computing, custom manufacturing services and printer businesses.

Royalty revenues in first-quarter 1997 were up moderately from the same period of 1996, primarily due to the previously announced cross-licensing agreement with Samsung Electronics Company, Ltd.

In the first quarter of 1997, the company sold its mobile computing business and terminated its digital printing development program. As a result, the company took a special pretax charge of $56 million in the first quarter, of which $27 million was for severance for involuntary employment reductions worldwide.

Excluding the charge, profit from operations for the first quarter of 1997 was up substantially from the year-ago period to $227 million, primarily because of strength in differentiated semiconductors and the absence of losses in mobile computing.





                                       8
Components segment profit was up from the first quarter of 1996, primarily the result of increased volume and higher margins in differentiated semiconductors, despite the loss in memory.

Excluding the charge of $38 million, the digital products segment essentially broke even during the first quarter of 1997. The improvement from the first quarter of 1996 was due to the absence of mobile computing losses.

The income tax rate for the first quarter of 1997 was 35 percent, which is the estimated rate for the full year.

TI's financial condition remains sound. During the quarter, cash and cash equivalents plus short-term investments increased by $74 million to $1052 million. Cash flow from operating activities net of additions to property, plant and equipment was a positive $53 million. On January 6, 1997, TI and Raytheon Company announced that their boards of directors had approved a definitive agreement for Raytheon to purchase the assets of TI's defense operations for $2.95 billion in cash. The transaction is subject to Hart-Scott-Rodino antitrust review and is expected to close in the second quarter of 1997. TI plans to use the net proceeds from the sale to strengthen its focus on digital solutions for the networked society.

The outstanding balance of commercial paper was $300 million at the end of the quarter, essentially unchanged from year-end 1996. The debt-to-total-capital ratio was .32, down from the year-end 1996 value of .33.

TI's backlog of unfilled orders as of March 31, 1997, was $1860 million, up $237 million from the end of 1996, due to strong semiconductor orders. Backlog was down $303 million from the year-ago period due to lower DRAM prices. Excluding memory, total backlog was up from the first quarter of 1996.

R&D was $239 million in the first quarter of 1997, compared with $243 million in the first quarter of 1996. R&D is expected to be $1.1 billion in 1997, up from $1.0 billion in 1996 (excluding the one-time charge associated with the SSi acquisition), primarily to support semiconductors.

Capital expenditures in the first quarter of this year were $225 million, compared to $523 million in the first quarter of 1996. For the full year 1997, TI expects capital expenditures to be $1.1 billion.

Depreciation for the first quarter of 1997 was $246 million, compared to $173 million in the year-ago period. Depreciation for 1997 is projected at $1.1 billion, up from $904 million in 1996.












                                       9

                        PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Designation of
                 Exhibits in
                 this Report           Description of Exhibit
               --------------      -----------------------------
                    10(a)          Texas Instruments Executive Officer
                                   Performance Plan.


                    11             Computation of Primary and
                                   Fully Diluted Earnings Per
                                   Common and Common Equivalent
                                   Share.

                    12             Computation of Ratio of
                                   Earnings to Fixed Charges and
                                   Ratio of Earnings to Combined
                                   Fixed Charges and Preferred
                                   Stock Dividends.

                    27             Financial Data Schedule

          (b)  Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1997: Form 8-K dated January 4, 1997, which included a news release regarding the sale of Registrant's defense business; Form 8-K dated January 17, 1997, relating to Registrant's 1997 Annual Meeting of Stockholders; Form 8-K dated
February 28, 1997, which included a news release regarding the sale of Registrant's mobile computing business; and Form 8-K dated March 7, 1997, which included a news release regarding Registrant's annual meeting for financial analysts and media.















                                      10

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters discussed in this news release are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, timely completion of announced asset sales, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEXAS INSTRUMENTS INCORPORATED



                                          BY: /s/ WILLIAM A. AYLESWORTH
                                             --------------------------
                                             William A. Aylesworth
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer


Date:  April 17, 1997























                                      11


Exhibit Index
Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
----------------         -----------------------          --------------
    10(a)                Texas Instruments Executive            E
                         Officer Performance Plan

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






























                                      12