Form 10-Q
period 1997-06-30
TEXAS INSTRUMENTS INC
filed 1997-07-18
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997            Commission File Number 1-3761



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

191,700,282
-----------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of June 30, 1997



                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------

                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Six Months Ended
                                                            ----------------------      ---------------------
                                                              June 30    June 30          June 30    June 30
Income                                                          1997       1996             1997       1996
------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 2,559    $ 2,399          $ 4,823    $ 5,074
Operating costs and expenses:
  Cost of revenues.........................................     1,597      1,722            3,069      3,611
  Research and development.................................       280        235              520        478
  Marketing, general and administrative....................       395        402              776        799
                                                              -------    -------          -------    -------
    Total..................................................     2,272      2,359            4,365      4,888
                                                              -------    -------          -------    -------
Profit from operations.....................................       287         40              458        186
Other income (expense) net.................................        83          9               94         65
Interest on loans..........................................        26         12               51         24
                                                              -------    -------          -------    -------
Income before provision for income taxes...................       344         37              501        227
Provision (credit) for income taxes........................       120         (4)             175         54
                                                              -------    -------          -------    -------
Income from continuing operations..........................       224         41              326        173
Income from discontinued operations........................        25         35               52         66
                                                              -------    -------          -------    -------
Net income.................................................   $   249    $    76          $   378    $   239
                                                              =======    =======          =======    =======

Earnings per common and common equivalent share:
  Continuing operations....................................   $  1.13    $  0.21          $  1.65    $  0.89
  Discontinued operations..................................      0.13       0.18             0.27       0.34
                                                              -------    -------          -------    -------
  Net income...............................................   $  1.26    $  0.39          $  1.92    $  1.23
                                                              =======    =======          =======    =======

Cash dividends declared per share of common stock..........   $  0.17    $  0.17          $  0.34    $  0.34

Cash Flows
----------
Continuing Operations:
  Net cash provided by operating activities............................................   $   822    $    93

  Cash flows from investing activities:
    Additions to property, plant and equipment.........................................      (562)    (1,122)
    Purchases of short-term investments................................................      (634)       (10)
    Sales and maturities of short-term investments.....................................       117        160
    Proceeds from sale of businesses...................................................       177        132
                                                                                          -------    -------
  Net cash used in investing activities................................................      (902)      (840)

  Cash flows from financing activities:
    Payments on loans payable..........................................................      (300)        (2)
    Additions to long-term debt........................................................        27        417
    Dividends paid on common stock.....................................................       (65)       (64)
    Sales and other common stock transactions..........................................        68          6
    Other..............................................................................         -         57
                                                                                          -------    -------
  Net cash provided by (used in) financing activities..................................      (270)       414

  Effect of exchange rate changes on cash..............................................       (14)       (13)
                                                                                          -------    -------
  Cash used in continuing operations...................................................      (364)      (346)
                                                                                          -------    -------

Discontinued Operations:
  Operating activities.................................................................        73          -
  Investing activities.................................................................       (16)       (40)
                                                                                          -------    -------
  Cash provided by (used in) discontinued operations...................................        57        (40)
                                                                                          -------    -------
Net decrease in cash and cash equivalents..............................................      (307)      (386)
Cash and cash equivalents, January 1...................................................       964      1,364
                                                                                          -------    -------
Cash and cash equivalents, June 30.....................................................   $   657    $   978
                                                                                          =======    =======



                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                             Consolidated Financial Statements
                    (In millions of dollars, except per-share amounts.)

                                                                        June 30      Dec. 31
Balance Sheet                                                             1997         1996
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   657      $   964
  Short-term investments.............................................       534           14
  Accounts receivable, less allowance for losses of
    $68 million in 1997 and $90 million in 1996......................     1,769        1,799
  Inventories:
    Raw materials....................................................       108          111
    Work in process..................................................       356          361
    Finished goods...................................................       273          231
                                                                        -------      -------
      Inventories....................................................       737          703
                                                                        -------      -------
  Prepaid expenses...................................................        55           50
  Deferred income taxes..............................................       427          395
  Net assets of discontinued operations..............................       524          529
                                                                        -------      -------
    Total current assets.............................................     4,703        4,454
                                                                        -------      -------
Property, plant and equipment at cost................................     6,994        6,712
  Less accumulated depreciation......................................    (2,874)      (2,550)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     4,120        4,162
                                                                        -------      -------
Deferred income taxes................................................       163          192
Other assets.........................................................       401          552
                                                                        -------      -------
Total assets.........................................................   $ 9,387      $ 9,360
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    52      $   314
  Accounts payable...................................................       748          775
  Accrued and other current liabilities..............................     1,342        1,397
                                                                        -------      -------
    Total current liabilities........................................     2,142        2,486
                                                                        -------      -------
Long-term debt.......................................................     1,667        1,697
Accrued retirement costs.............................................       734          719
Deferred credits and other liabilities...............................       381          361

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 500,000,000 shares.
    Shares issued: 1997 - 191,856,607; 1996 - 190,396,797............       192          190
  Paid-in capital....................................................     1,183        1,116
  Retained earnings..................................................     3,127        2,814
  Less treasury common stock at cost.
    Shares: 1997 - 156,325; 1996 - 143,525...........................       (13)         (12)
  Other..............................................................       (26)         (11)
                                                                        -------      -------
    Total stockholders' equity.......................................     4,463        4,097
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $ 9,387      $ 9,360
                                                                        =======      =======


              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      Notes to Financial Statements


Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (198.5 and 194.6 million shares for the second quarters of 1997 and 1996, and 197.8 and 194.4 million shares for the six months ended June 30, 1997 and 1996). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures are included in average common and common equivalent shares outstanding.

Results for the second quarter of 1997 include a pretax operating charge of $44 million for the termination of joint-venture agreements in Thailand and a $66 million pretax gain from the sale of three TI businesses, principally software.

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

On July 11, 1997, the sale of TI's defense business was closed with Raytheon Company for $2.95 billion in cash. The net gain from this sale, after taxes and transaction costs, will be approximately $1.5 billion and will be included in discontinued operations in the company's third-quarter 1997 report.

Accounting policy on derivatives: Net currency exchange gains and losses from forward currency exchange contracts to hedge net balance sheet exposures are charged or credited on a current basis to other income (expense) net. Gains and losses from forward currency exchange contracts to hedge specific transactions are deferred and included in the measurement of the related transactions. Gains and losses from interest rate swaps are included on the accrual basis in interest expense. Gains and losses from terminated forward currency exchange contracts and interest rate swaps are deferred and recognized consistent with the terms of the underlying transaction.

The statements of income, statements of cash flows and balance sheet at June 30, 1997, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Higher operating margins and strong revenues for semiconductors, especially in digital signal processing solutions, drove substantial improvement in profitability in the second quarter of 1997 for the Registrant (the "company" or "TI").

TI's operating margin, excluding a special charge, increased in the quarter to 13 percent, compared with the year-ago level of 2 percent. From the first quarter of 1997, TI's operating margin increased 3 percentage points, excluding special charges in both quarters. Improvement in semiconductor operating margin was the major factor in these changes.

During the quarter, TI made progress in its strategy to strengthen its leadership in digital signal processing solutions, a market that the company expects will reach $50 billion over the next decade. This progress was reflected in the broad market acceptance of TI's newest digital signal processor, the TMS320C6x. A majority of the major Internet access equipment providers has chosen the 'C6x for their advanced designs. Total design-ins are growing at a rate faster than any previous generation of digital signal processors. Additionally, TI completed the divestitures of the software, telecommunications systems and multipoint systems businesses in order to focus resources on digital signal processing solutions.

     NOTE: On July 11, the sale of TI's defense business was closed with Raytheon Company for $2.95 billion in cash. The net proceeds have been placed in short-term interest-bearing money market securities and will contribute to interest income. The net gain of approximately $1.5 billion, after taxes and transaction costs, will be included in the company's third-quarter 1997 results. Throughout this report, the defense operation is reported as a discontinued business.

FINANCIAL SUMMARY

Revenues for the second quarter of 1997 were $2559 million, up 7 percent from the year-ago period, primarily because of strong semiconductor demand, particularly for TI's digital signal processing solutions. Financial results in the second quarter of 1996 included revenues from TI businesses that have since been sold, primarily mobile computing and printers.

Results for the current quarter also include two special pretax items: an operating charge of $44 million for the termination of joint-venture agreements in Thailand, and a $66 million gain from the sale of three TI businesses, the largest of which was software.

Additionally, second quarter 1997 results include an accrual of $32 million for profit sharing. No accrual was taken in the first quarter of 1997. Results also include catch-up royalties from two new semiconductor patent cross-license agreements.

Excluding the two special items, earnings per share (EPS) from continuing operations were $1.07. Including the special items, EPS from continuing operations were $1.13, compared with $0.21 in the year-ago period. EPS from discontinued operations were $0.13, compared with $0.18 in the second quarter of 1996.

Net income from continuing operations, excluding the special items, was $213 million versus $41 million in the second quarter of 1996. Including the special items, net income was $224 million. Net income from discontinued operations was $25 million versus $35 million in the second quarter of 1996.

Profit from operations (PFO) from continuing operations, excluding the operating charge, was $336 million versus $40 million in the year-ago period. Including the operating charge, PFO from continuing operations was $287 million.

SEMICONDUCTOR

In the second quarter of 1997, semiconductor orders grew 72 percent over the prior-year level, which had been affected by an unusually sharp decline in prices for dynamic random access memories (DRAMs). Compared with the first quarter of 1997, semiconductor orders, excluding memories, were up. Digital signal processing solutions again reached record levels, with particular strength in wireless communications and networking end-equipment markets. Orders for DRAMs were lower, which caused total semiconductor orders to be flat compared with the first quarter.

Semiconductor revenues were up 17 percent from the second quarter of 1996, and up 10 percent from the first quarter of 1997. The major portion of the increase was due to higher sales of digital signal processing solutions, which represent more than 40 percent of total semiconductor revenues. With the completed divestitures, semiconductor now constitutes about 80 percent of TI's total revenues.

Semiconductor PFO increased fourfold versus the year-ago quarter, and more than 45 percent versus the first quarter of 1997, excluding special charges. Solid gains were made in manufacturing productivity. Semiconductor operating margin increased 10 percentage points from a year ago, and was up 4 percentage points from the first quarter of 1997.

The loss in DRAMs narrowed for the third consecutive quarter. However, pricing pressures increased in the latter part of the quarter, keeping pressure on the DRAM business in the near term.

MATERIALS & CONTROLS

Revenues and PFO in TI's materials and controls business were at record levels in the second quarter of 1997, up 5 percent and 46 percent, respectively, from the year-ago period. Operating margin increased nearly 3 percentage points from the first quarter of 1997 and was at solid double-digit levels in the second quarter.

Increased demand for TIRIS(TM) radio frequency identification systems was a major factor in the strong growth in orders in materials and controls. Since the beginning of the year, this business has completed shipment of more than 800,000 TIRIS key tags to Mobil USA as part of Mobil's gas pump point-of-sale program, called Speedpass(TM).

CALCULATORS

Revenues for this business were 19 percent higher in the second quarter of 1997 compared with the year-ago period, and PFO was up 16 percent. The improvement was due to strength in graphing calculators. This business typically delivers peak financial performance in the second and third quarters, due primarily to the school-year cycle.

Also in the second quarter, the calculator business strengthened its focus on geographic expansion by extending the Teachers Teaching with Technology program to Europe, Asia and Latin America. This program promotes the adoption and effective use of TI calculators in math and science curricula.

DIGITAL IMAGING

TI continues to reduce costs in digital imaging as this operation transitions from a research and development phase into a very competitive market environment. During the quarter, several projector manufacturers demonstrated a wide range of new products based on TI's technology. Efforts continue to resolve production start-up problems on home entertainment projection systems.

SUMMARY

In the second quarter, end-equipment manufacturers continued to tightly control inventories. TI's latest survey of U.S. customers shows that semiconductor inventories decreased to a record low level of 2.4 weeks, down from 2.5 weeks in the previous quarter.

Growth in the market for digital signal processors remains strong -- at about 30 percent annually. Volatility in the DRAM market is expected to continue in the near term, although the bit growth rate remains above 90 percent.

TI's outlook for longer-term semiconductor market growth remains positive, and plans for 1997 continue to be based on a moderate market recovery. As a result, TI expects capital expenditures in 1997 to be at or slightly above the previous forecast of $1.1 billion.

Additional Financial Information


                          Change in orders,       Change in net revenues,
Segment                   2Q97 vs. 2Q96           2Q97 vs. 2Q96
-------                   -----------------       -----------------------

Components                up 66%                  up 19%
Digital Products          down 45%                down 47%
Total                     up 38%                  up 7%



                          Change in orders,       Change in net revenues,
Segment                   1H97 vs. 1H96           1H97 vs. 1H96
-------                   -----------------       -----------------------

Components                up 30%                  up 7%
Digital Products          down 57%                down 60%
Total                     up 13%                  down 5%




TI's orders for the second quarter of 1997 were $2657 million, compared with $1927 million in the same period of 1996. The increase in the components segment was due primarily to a substantial increase in orders for digital signal processing solutions, along with improvement in memory orders. In the digital products segment, orders were down, primarily due to the sale of TI's mobile computing and printer businesses.

TI's revenues for the second quarter of 1997 were $2559 million, compared with $2399 million in the same period of 1996. The increase in components segment revenues resulted primarily from increased sales of digital signal processing solutions and higher royalties. Digital products revenues were down, primarily due to the sale of TI's mobile computing and printer businesses.

PFO from continuing operations for the second quarter was $287 million, compared to $40 million in the second quarter of 1996. The increase is primarily due to higher semiconductor revenues and margins, higher royalties, and the absence of losses in mobile computing.

As previously announced, during the quarter TI entered into ten-year cross-licensing agreements with NEC Corporation of Japan and Vanguard International Semiconductor Corporation. The agreement with Vanguard is the first semiconductor patent agreement between TI and a Taiwanese company other than TI's joint venture with the Acer Group.

Components segment profit was up considerably over the second quarter of 1996, primarily due to higher semiconductor revenues and margins and increased royalties. The digital products segment was profitable for the quarter primarily due to the absence of losses in mobile computing.

For the first six months of 1997, TI's orders were $5157 million, compared with $4563 million for the first six months of 1996. The increase in components segment orders resulted from strong demand for digital signal processing solutions, as well as improvements in all other product areas.
The digital products segment orders were down significantly due to the sale of the mobile computing, custom manufacturing and printer businesses.

Net revenues for the first half of 1997 were $4823 million, compared with $5074 million in the first half of 1996. The increase in component segment revenue resulted from higher semiconductor revenues and higher royalties. The decrease in digital products segment revenue was due primarily to the sale of TI's mobile computing, custom manufacturing and printer businesses.

TI's PFO from continuing operations for the first six months of 1997 was $458 million, compared with $186 million in the first half of 1996. The increase was primarily from higher semiconductor profits due to improved margins and increased revenues and higher semiconductor royalty revenues. The moderate digital products segment increase was due primarily to the absence of losses in mobile computing.

Net income from continuing operations for the first half of 1997 was $326 million, compared with $173 million in the first six months of 1996. Earnings per share were $1.65, compared with $0.89.

The income tax rate for the first half of 1997 was 35 percent, which is the current estimate of the rate for the full year.

During the first six months of 1997, cash and cash equivalents plus short-term investments increased by $213 million to $1191 million. Cash flow from operating activities net of additions to property, plant and equipment was $260 million. Capital expenditures during the first half of 1997 totaled $562 million, and the sale of three TI businesses generated $177 million of cash in the second quarter. On July 11, 1997, Raytheon Company purchased the assets of TI's defense operations for $2.95 billion in cash. The net proceeds have been placed in short-term interest-bearing money market securities. TI intends to use the cash to strengthen its focus on digital signal processing solutions.

The outstanding balance of commercial paper was reduced from $300 million to zero during the second quarter. The debt-to-total-capital ratio was .28, down from the year-end 1996 value of .33.

TI's backlog of unfilled orders as of June 30, 1997, was $1917 million, up $225 million from the second quarter of 1996 and up $57 million from the first quarter of 1997. The increase was primarily due to semiconductor.

TI's R&D was $280 million in the second quarter of 1997, compared with $235 million in the second quarter of 1996. R&D for the first six months of 1997 was $520 million, compared with $478 million in the first half of 1996. R&D for the full year is expected to be $1.1 billion.

Capital expenditures in the second quarter of this year were $337 million, compared with $598 million in the second quarter of 1996 and $562 million for the first half of 1997, compared with $1122 million for the first six months of 1996.

Depreciation in the second quarter of 1997 was $274 million, compared with $212 million in the second quarter of 1996, and $519 million for the first six months of 1997, compared with $385 million for the same period of 1996. Depreciation for the total year is projected at $1.1 billion.


                        PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on April 17, 1997, in addition to the election of directors, the stockholders voted upon the two board proposals contained in the Registrant's Proxy Statement dated March 7, 1997.

The board nominees were elected as directors with the following vote:

       Nominee                       For                 Withheld
       -------                       ---                 ---------
James R. Adams                      168,330,929             918,941
David L. Boren                      168,088,991           1,160,879
James B. Busey IV                   168,338,006             911,864
Thomas J. Engibous                  168,186,802           1,063,068
Gerald W. Fronterhouse              168,018,560           1,231,310
David R. Goode                      168,363,019             886,851
Gloria M. Shatto                    168,342,878             906,992
William P. Weber                    168,366,954             882,916
Clayton K. Yeutter                  168,080,320           1,169,550


The two board proposals were approved with the following vote:

                                                 Abstentions
                                                 (Other Than
                                                   Broker       Broker
Proposal               For          Against       Non-Votes)   Non-Votes
--------               -----------  ----------   -----------   ---------
Board proposal with    165,409,344   2,163,115      561,635    1,115,776
respect to adoption
of the Texas
Instruments Executive
Officer Performance
Plan

Board proposal with    142,617,935  25,127,386      388,775    1,115,774
respect to adoption
of the TI Employees
1997 Stock Purchase
Plan



ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Designation of
                 Exhibits in
                 this Report           Description of Exhibit
               --------------      -----------------------------
                    10(b)(iii)     Amendment No. 2 to TI Deferred
                                   Compensation Plan

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

                    12             Computation of Ratio of Earnings
                                   to Fixed Charges and Ratio of
                                   Earnings to Combined Fixed Charges
                                   and Preferred Stock Dividends.

                    27             Financial Data Schedule.

          (b)  Report on Form 8-K

The Registrant filed the following report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1997: Form 8-K dated April 21, 1997, which included a news release regarding the sale of the Registrant's software business.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters discussed in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

Trademarks: TIRIS is a trademark of Texas Instruments Incorporated. Speedpass is a trademark of Mobil Corporation.



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

                                     TEXAS INSTRUMENTS INCORPORATED




                                     BY:/s/ WILLIAM A. AYLESWORTH
                                        William A. Aylesworth
                                        Senior Vice President, Treasurer
                                        and Chief Financial Officer

Date:  July 18, 1997

Exhibit Index

Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
----------------         -----------------------          --------------
    10(b)(iii)          Amendment No. 2 to TI Deferred          E
                        Compensation Plan

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
