Form 10-Q
period 1997-09-30
TEXAS INSTRUMENTS INC
filed 1997-10-17
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997            Commission File Number 1-3761



                        TEXAS INSTRUMENTS INCORPORATED
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



        Delaware                                      75-0289970
------------------------                  -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)




13500 North Central Expressway, P.O. Box 655474, Dallas, Texas    75265-5474
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

195,129,262
-----------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of September 30, 1997



                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------

                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                             Consolidated Financial Statements
                    (In millions of dollars, except per-share amounts.)

                                                                        Sept 30      Dec. 31
Balance Sheet                                                             1997         1996
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $ 2,727      $   964
  Short-term investments.............................................     1,509           14
  Accounts receivable, less allowance for losses of
    $66 million in 1997 and $90 million in 1996......................     1,766        1,799
  Inventories:
    Raw materials....................................................       114          111
    Work in process..................................................       363          361
    Finished goods...................................................       281          231
                                                                        -------      -------
      Inventories....................................................       758          703
                                                                        -------      -------
  Prepaid expenses...................................................        50           50
  Deferred income taxes..............................................       532          395
  Net assets of discontinued operations..............................        --          529
                                                                        -------      -------
    Total current assets.............................................     7,342        4,454
                                                                        -------      -------
Property, plant and equipment at cost................................     7,212        6,712
  Less accumulated depreciation......................................    (3,054)      (2,550)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     4,158        4,162
                                                                        -------      -------
Deferred income taxes................................................       183          192
Other assets.........................................................       391          552
                                                                        -------      -------
Total assets.........................................................   $12,074      $ 9,360
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    86      $   314
  Accounts payable...................................................       648          775
  Accrued and other current liabilities..............................     2,335        1,397
                                                                        -------      -------
    Total current liabilities........................................     3,069        2,486
                                                                        -------      -------
Long-term debt.......................................................     1,540        1,697
Accrued retirement costs.............................................       704          719
Deferred credits and other liabilities...............................       441          361

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 500,000,000 shares.
    Shares issued: 1997 - 195,485,898; 1996 - 190,396,797............       195          190
  Paid-in capital....................................................     1,380        1,116
  Retained earnings..................................................     4,806        2,814
  Less treasury common stock at cost.
    Shares: 1997 - 356,636; 1996 - 143,525...........................       (40)         (12)
  Other..............................................................       (21)         (11)
                                                                        -------      -------
    Total stockholders' equity.......................................     6,320        4,097
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $12,074      $ 9,360
                                                                        =======      =======

                                         2



                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Nine Months Ended
                                                            ----------------------      ---------------------
                                                              Sept 30    Sept 30          Sept 30    Sept 30
Income                                                          1997       1996             1997       1996
------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 2,500    $ 2,407          $ 7,322    $ 7,481
Operating costs and expenses:
  Cost of revenues.........................................     1,518      1,743            4,587      5,354
  Research and development.................................       275        448              795        926
  Marketing, general and administrative....................       349        393            1,125      1,192
                                                              -------    -------          -------    -------
    Total..................................................     2,142      2,584            6,507      7,472
                                                              -------    -------          -------    -------
Profit (loss) from operations..............................       358       (177)             815          9
Other income (expense) net.................................        33         17              127         82
Interest on loans..........................................        23         25               73         49
                                                              -------    -------          -------    -------
Income (loss) before provision for income taxes............       368       (185)             869         42
Provision (credit) for income taxes........................       129         (6)             304         48
                                                              -------    -------          -------    -------
Income (loss) from continuing operations...................       239       (179)             565         (6)
Discontinued operations:
  Income from operations...................................        --         32               52         98
  Gain on sale.............................................     1,473         --            1,473         --
                                                              -------    -------          -------    -------
Net income (loss)..........................................   $ 1,712    $  (147)         $ 2,090    $    92
                                                              =======    =======          =======    =======

Earnings (loss) per common and common equivalent share:
  Continuing operations....................................   $  1.20    $ (0.95)         $  2.84    $ (0.03)
  Discontinued operations:
    Income from operations.................................        --       0.17             0.27       0.51
    Gain on sale...........................................      7.36         --             7.41         --
                                                              -------    -------          -------    -------
  Net income (loss)........................................   $  8.56    $ (0.78)         $ 10.52    $   .48
                                                              =======    =======          =======    =======

Cash dividends declared per share of common stock..........   $  0.17    $  0.17          $  0.51    $  0.51

Cash Flows
----------
Continuing Operations:
  Net cash provided by operating activities............................................   $ 1,369    $   206

  Cash flows from investing activities:
    Additions to property, plant and equipment.........................................      (914)    (1,639)
    Purchases of short-term investments................................................    (1,662)       (14)
    Sales and maturities of short-term investments.....................................       172        195
    Acquisition of business, net.......................................................        --       (313)
    Proceeds from sale of discontinued operations less transaction costs...............     2,836         --
    Proceeds from sale of other businesses.............................................       177        150
                                                                                          -------    -------
  Net cash provided by (used in) investing activities..................................       609     (1,621)

  Cash flows from financing activities:
    Additions to loans payable.........................................................        --        162
    Payments on loans payable..........................................................      (280)        (2)
    Additions to long-term debt........................................................        27        841
    Payments on long-term debt.........................................................        (1)      (172)
    Dividends paid on common stock.....................................................       (97)       (97)
    Sales and other common stock transactions..........................................       102         23
    Other..............................................................................         -          -
                                                                                          -------    -------
  Net cash provided by (used in) financing activities..................................      (249)       755

  Effect of exchange rate changes on cash..............................................       (23)       (11)
                                                                                          -------    -------
  Cash provided by (used in) continuing operations.....................................     1,706       (671)
                                                                                          -------    -------
Discontinued Operations:
  Operating activities.................................................................        73         40
  Investing activities.................................................................       (16)       (57)
                                                                                          -------    -------
  Cash provided by (used in) discontinued operations...................................        57        (17)
                                                                                          -------    -------
Net increase (decrease) in cash and cash equivalents...................................     1,763       (688)
Cash and cash equivalents, January 1...................................................       964      1,364
                                                                                          -------    -------
Cash and cash equivalents, September 30................................................   $ 2,727    $   676
                                                                                          =======    =======

                                                    3


              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      Notes to Financial Statements

Earnings per common and common equivalent share are based on average common and common equivalent shares outstanding (200.0 and 189.7 million shares for the third quarters of 1997 and 1996, and 198.7 and 191.8 million shares for the nine months ended September 30, 1997 and 1996). Shares issuable upon exercise of dilutive stock options and upon conversion of dilutive convertible debentures are included in average common and common equivalent shares outstanding.

Results for the third quarter of 1997 reflect the sale of TI's defense business, which was closed with Raytheon Company on July 11 for $2.95 billion in cash. The net gain from this sale, after income taxes of $876 million, was $1,473 million and was included in discontinued operations.

On July 29, 1997, TI gave notice of redemption for the $103.2 million outstanding balance of its 2.75% convertible subordinated debentures due 2002. In response, essentially all of the debenture holders elected to convert their debentures into TI common stock. This resulted in the issuance of 2,488,175 shares of TI common stock in the third quarter.

On September 18, 1997, TI's Board of Directors declared a two-for-one stock split in the form of a 100 percent stock dividend on the common stock to shareholders of record October 24, 1997. Number of shares and per-share amounts herein do not reflect the two-for-one stock split.

TI announced on October 14, 1997, a continuous fixed-spread tender offer for any or all of its 9.0% notes due 2001, its 9.25% notes due 2003 and its 8.75% notes due 2007. The offering period extends from October 15 through October 21, with cash settlement on October 24, 1997. Each of the series of notes has $150 million in principal outstanding. There will be an extraordinary charge in the fourth quarter of 1997 depending on the quantity and price of debt tendered.

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

The statements of income, statements of cash flows and balance sheet at September 30, 1997, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

                                         4



ITEM 2. Management's Discussion and Analysis of Financial Condition andResults of Operations.

Higher operating margins for semiconductors drove continued improvements in profitability for the Registrant (the "company" or "TI") in the third quarter of 1997, led by ongoing strength in digital signal processing solutions and other differentiated semiconductors.

TI's operating margin increased to 14.3 percent in the quarter, up from 0.6 percent in the third quarter of 1996, excluding a one-time charge in the year-ago period. Semiconductor margins were up more than 12 points from the year-ago level, and also increased sequentially from the second quarter of 1997.

The company has announced a number of strategic developments to widen its leadership in the rapidly growing market of digital signal processing solutions. Most recently, TI disclosed a floating-point member of its powerful TMS320C6x digital signal processor (DSP) family. The 'C67x is the first DSP to offer peak performance of 1 billion floating-point calculations per second, and will enable applications requiring powerful analysis such as space exploration equipment, unprecedented virtual reality, next-generation medical imaging, and 3-D graphics and voice recognition for personal computer interfaces.

FINANCIAL SUMMARY

During the quarter TI announced a two-for-one stock split in the form of a 100 percent stock dividend on the common stock, payable on November 21, 1997, to shareholders of record October 24, 1997. In this report, the numbers are pre-split.

TI's orders for the third quarter of 1997 were $2449 million, compared with $2284 million in the same period of 1996.

Revenues for the third quarter of 1997 were $2500 million, up 4 percent from the year-ago period. Financial results in the third quarter of 1996 included revenues from TI businesses that have since been sold, primarily software,
mobile computing and printers.   Excluding the sold businesses, orders and
revenues were up 21 percent and 19 percent, respectively, from the year-ago period.

Earnings per share (EPS) from continuing operations were $1.20, compared with $0.06 in the year-ago period excluding a one-time charge. The year-ago EPS of $0.06 excludes the one-time charge of $192 million in the third quarter of 1996 for in-process R&D associated with the purchase of Silicon Systems, Inc.
(SSi). Including the charge, EPS from continuing operations in the year-ago quarter was a loss of $0.95.

Profit from operations (PFO) from continuing operations was $358 million versus $15 million, excluding the charge in the year-ago period. Including the charge in the third quarter of 1996, the loss from continuing operations was $177 million.

Net income from continuing operations was $239 million versus $13 million, excluding the charge in the third quarter of 1996. Including the charge in the year-ago quarter, net loss was $179 million.

Net income from discontinued operations in the third quarter includes the net gain of $1473 million ($7.36 per share) from the sale of TI's defense business to Raytheon Company, which closed on July 11, 1997. Throughout the report, the defense operation is reported as a discontinued business.

                                         5

To reflect the company's operating structure after the recent business divestitures, the financial results discussed below are organized around TI's three principal businesses: Semiconductor (SC), Materials & Controls (M&C), and Educational & Productivity Solutions (E&PS). Operating profits of these businesses include the effects of profit sharing and exclude the effects of special charges and gains. Semiconductor results include the effects of all semiconductor-related royalty revenues. Results for digital imaging, PC-related royalty revenues and divested businesses are excluded from the three principal businesses, but are included in TI's consolidated results.

SEMICONDUCTOR

Semiconductor orders were up 27 percent from the third quarter of 1996, with particular strength in wireless communications and networking. Although orders for digital signal processing solutions were up strongly, semiconductor orders in total were down slightly from the second quarter of 1997, primarily due to lower memory prices.

Semiconductor revenues increased 22 percent from the third quarter of 1996, primarily due to strength in digital signal processing and mixed-signal/analog. Revenues were up slightly from the second quarter of 1997, reflecting strength in wireless communications.

Semiconductor PFO improved substantially from the year-ago quarter, up more than fourfold, due to strength in digital signal processing, mixed-signal/analog and other differentiated semiconductors. In addition, memory improved substantially from a year ago, but continued at a loss. Despite a somewhat larger loss in memory from the second quarter to the third quarter of 1997, semiconductor PFO was up.

Semiconductor revenues, including royalties from semiconductor licensees, now represent about 84 percent of TI's revenues. Digital signal processors plus mixed-signal/analog represent about 40 percent of semiconductor. Memory, made up primarily of dynamic random access memories (DRAMs), now accounts for about 20 percent of semiconductor. The remainder of semiconductor is made up primarily of a broad range of advanced products, including application specific integrated circuits, reduced-instruction set microprocessors, microcontrollers and standard logic.

MATERIALS & CONTROLS

Revenues for TI's Materials & Controls business were up 9 percent from the year-ago period, but down slightly from the second quarter of 1997 due to seasonal weakness in the heating, ventilation and air conditioning market. Orders were up slightly from the year-ago period.

Operating margins remained at double-digit levels, up from the third quarter of 1996, but down from the prior quarter on lower revenues.

M&C's next generation TIRIS(TM) vehicle theft deterrent products received strong market reception over the quarter, with European, U.S. and Japanese automobile manufacturers working with the ignition system integrators to greatly expand the number of models using this technology.

The M&C business has made steady progress in reducing manufacturing costs over the past several months, including recently announced plans for consolidation of some sites in North America. This business will continue to take cost-reduction actions as it focuses on increasing margins and moving into higher growth, electronics-based markets.

                                         6
EDUCATIONAL & PRODUCTIVITY SOLUTIONS

Orders and revenues for the E&PS business, made up largely of calculators, were up slightly from the year-ago period, but down from the traditionally high second quarter.

Operating margins continued in the high teens, up from the year-ago period, but down somewhat from the level of the second quarter. Because of the school-year cycle, this business typically delivers peak financial performance in the second and third quarters and operates near break-even in the first and fourth quarters of the year.

The business further strengthened its relationships with the academic community in the United States and Canada by holding about 300 "Teachers Training with Technology" sessions this summer. E&PS also progressed in its expansion strategy in Europe, winning its first order from the Portugal Ministry of Industry, which endorsed graphing calculators earlier this year.

OUTLOOK

Based on our recent survey of U.S. end-equipment manufacturers, inventories of semiconductors remain at low levels. The outlook remains positive for continued moderate recovery of the world semiconductor market, although the near-term rate of growth is being restrained by DRAM pricing pressures and weakness in the Japanese economy. TI believes the semiconductor market in 1998 will grow at or above the long-term growth trend of the industry. The company sees particular strength in wireless communications and networking, applications important to digital signal processing and mixed-signal/analog products, where TI is a leader.

A recent report by market research firm Dataquest forecasts digital signal processing as the fastest growing product area in the semiconductor market. TI estimates the digital signal processing and related mixed-signal/analog market will grow more than tenfold to about $50 billion over the next ten years.

TI is taking several actions to accelerate the growth of its digital signal processing solutions. Recent announcements include a $100 million venture fund to help seed the growth of new DSP applications, and $25 million for additional university research focused on DSP.

In early September, TI formally opened the Kilby Center, the world's most advanced research center for silicon manufacturing. The facility will serve as the technology base for the ongoing creation of TI's leading edge DSP solutions.

Investment also continues in digital imaging, with emphasis on reducing costs in a very competitive market environment. Work continues with customers for development of new products that make full use of the advantages of TI's technology for higher brightness and lower weight in display systems.

In order to more closely link compensation with company performance and to attract and retain the finest talent, TI also recently announced an extensive restructuring of its total compensation package. TI believes this is one of the most competitive packages in the industry -- one that provides top pay for top performance on both an individual and company level.



                                         7
ADDITIONAL FINANCIAL INFORMATION

                      Change in orders         Change in revenues,
Business               3Q97 vs. 3Q96            3Q97 vs. 3Q96
---------             ----------------         -------------------
SC                         up 27%                    up 22%
M&C                        up 2%                     up 9%
E&PS                       up 6%                     up 3%
Total TI                   up 7%                     up 4%

                       Change in orders,        Change in revenues,
Business               3QYT97 vs. 3QYT96        3QYTD97 vs. 3QYTD96
--------               -----------------        -------------------

SC                         up 30%                    up 11%
M&C                        up 9%                     up 7%
E&PS                       up 4%                     up 4%
Total TI                   up 11%                    down 2%


For the first nine months of 1997, TI's orders were $7605 million, compared with $6847 million for the first nine months of 1996. Excluding the sold businesses, TI orders were up 26 percent. The increase in SC orders resulted from strong demand for digital signal processing solutions. The M&C orders were up due to TIRIS and electronic-based sensors and the E&PS orders were up as a result of increased instructional calculator volume.

Revenues for the first nine months of 1997 were $7322 million, compared with $7481 million in the first nine months of 1996. Excluding the sold businesses, TI revenues were up 11 percent versus down 2 percent as reported. The increase in SC resulted from higher DSPS revenues and higher royalties. The increase in M&C revenue was due primarily to TIRIS and electronic-based sensors and the increase in E&PS was the result of increased instructional calculator volume.

TI's PFO from continuing operations for the first nine months of 1997 was $815 million, compared with $9 million in the first nine months of 1996. The increase was primarily from higher semiconductor profits due to improved margins, increased revenues and higher semiconductor royalties, the absence of losses in mobile computing, and the absence of the $192 million charge in third quarter 1996.

Net income from continuing operations for the first nine months of 1997 was $565 million, compared with a loss of $6 million in the first nine months of 1996. Earnings per share were $2.84, compared with a loss of $0.03.

Interest income in the quarter was up $42 million from the year-ago period, primarily as a result of investment of net proceeds from the sale of the defense business to Raytheon.

The income tax rate for the first nine months of 1997 was 35 percent, which is the current estimate of the rate for the full year.

During the first nine months of 1997, cash and cash equivalents plus short-term investments increased by $3258 million to $4236 million. The cash


                                         8

sale of TI's defense operations to Raytheon on July 11, 1997, accounts for most of the increase. In addition, the sale of three other TI businesses generated $177 million of cash in the second quarter. Year-to-date cash flow from operating activities net of additions to property, plant, and equipment was $455 million. In the fourth quarter, TI anticipates using approximately $700 million of cash to pay taxes on the gain from the sale of TI's defense operations.

In announcing the stock split, referenced earlier in this report, TI indicated that its Board had elected to hold the cash dividend at its current rate (8.5 cents per share when adjusted for the split).

During the third quarter TI began a stock repurchase plan with the goal of neutralizing the dilutive effect of shares to be issued upon the exercise of stock options under the new employee stock purchase plan and stock option/incentive plans. In September, TI purchased $27 million of its common stock.

In connection with the restructuring of the performance package discussed earlier in this report, and in accordance with pension accounting rules, the company expects to record a non-cash pension curtailment gain in the fourth quarter of 1997.

The outstanding balance of commercial paper was reduced from $300 million to zero during the second quarter of 1997. The company's outstanding 2.75% Convertible Subordinated Debentures due 2002 in the principal amount of $103 million were called for redemption and converted to TI common stock in the third quarter of 1997. The debt-to-total-capital ratio was .20 at the end of the third quarter, down from the year-end 1996 level of .33.

TI announced on October 14, 1997 a continuous, fixed-spread tender offer for any or all of its 9.0% notes due 2001, its 9.25% notes due 2003 and its 8.75% notes due 2007. The offering period extends from October 15 through October 21, 1997, unless extended. Each of the series of notes has $150 million in principal outstanding. While there will be an extraordinary charge in the fourth quarter of 1997 depending on the quantity tendered, the debt repurchase is expected to be slightly accretive to future period earnings.

TI's backlog of unfilled orders as of September 30, 1997, was $1861 million, up $153 million from the third quarter of 1996 and down $56 million from the second quarter of 1997.

TI's R&D was $275 million in the third quarter of 1997, compared with $256 million in the third quarter of 1996, excluding the one-time $192 million charge for in-process R&D associated with the SSi acquisition. R&D for the first nine months of 1997 was $795 million, compared with $734 million in the first nine months of 1996, excluding the charge. R&D for the full year is expected to be $1.1 billion.

Capital expenditures in the third quarter of this year were $351 million, compared with $517 million in the third quarter of 1996, and $914 million for the first nine months of 1997, compared with $1639 million for the first nine months of 1996. Capital spending for 1997 is now projected at $1.2 billion, up slightly from the previous projection for the year.

Depreciation in the third quarter of 1997 was $287 million, compared with $244 million in the third quarter of 1996, and $806 million for the first


                                      9
nine months of 1997, compared with $629 million for the same period of 1996. Depreciation for the total year is projected at $1.1 billion.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

In connection with the Registrant's litigation with Fujitsu Limited ("Fujitsu") discussed in Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, the Tokyo High Court on September 10, 1997 upheld the ruling that Fujitsu's production of 1-megabit and 4-megabit DRAM and 32K EPROMs does not infringe the Registrant's Japanese patent on the invention of the integrated circuit (the "Kilby" patent). The Registrant is appealing the court's decision to the Supreme Court of Japan.

                ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Designation of
                 Exhibits in
                 this Report           Description of Exhibit
               --------------      -----------------------------
                    10(b)(iii)     Amendment No. 3 to TI Deferred
                                   Compensation Plan

                    10(g)          Texas Instruments Directors
                                    Deferred Compensation Plan

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


          (b)  Reports on Form 8-K

               None.













                                        10

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

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

                                     TEXAS INSTRUMENTS INCORPORATED



                                     BY: /s/ William A. Aylesworth
                                         William A. Aylesworth
                                         Senior Vice President, Treasurer
                                         and Chief Financial Officer

Date:  October 16, 1997



























                                     11
                               Exhibit Index

Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
----------------         -----------------------          --------------

    10(b)(iii)           Amendment No. 3 to TI                  E
                         Deferred Compensation Plan

    10(g)                Texas Instruments Directors            E
                         Deferred Compensation Plan

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