Form 10-K
period 1997-12-31
TEXAS INSTRUMENTS INC
filed 1998-02-23
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997
                        Commission File Number 1-3761

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

          8505 Forest Lane, P.O. Box 660199, Dallas, Texas 75266-0199
   --------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code 972-995-3773

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
-----------------------------                        ------------------------
Common Stock, par value $1.00                        New York Stock Exchange
                                                     The Swiss Exchange
Preferred Stock Purchase Rights                      New York Stock Exchange

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $17,423,000,000 as of December 31, 1997.


                                  389,498,552
     ---------------------------------------------------------------------
     (Number of shares of common stock outstanding as of December 31, 1997)

Parts I, II and IV hereof incorporate information by reference to the Registrant's 1997 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant's proxy statement for the 1998 annual meeting of stockholders.





                                     PART I

ITEM 1.   Business.

Semiconductors
--------------

Texas Instruments Incorporated ("TI," or the "Registrant," including subsidiaries except where the context indicates otherwise) is a global semiconductor company and the world's leading designer and supplier of digital signal processing solutions, the engines driving the digitization of electronics. These digital signal processing solutions consist primarily of digital signal processors and mixed-signal/analog devices that convert the analog signals of the real world into digital data, then back again as analog output. They enable a wide range of new products and features for TI's more than 30,000 customers in industrial, commercial and government end-equipment markets.

TI also is a world leader in the design and manufacturing of other semiconductor products. Those products include application-specific integrated circuits, reduced instruction-set microprocessors, microcontrollers, standard logic, and memories.

Semiconductors comprised 83% of TI's total revenues in 1997. TI's semiconductor products are used in a diverse range of electronic systems, including digital cell phones, pagers, computers, printers, mass storage devices, modems, networking equipment, digital cameras and video recorders, motor controls, autos, and home appliances. Products are sold primarily to original-equipment manufacturers and through distributors. In addition, TI's semiconductor patent portfolio has been established as an ongoing contributor to semiconductor revenues.

The semiconductor business is intensely competitive, subject to rapid technological change, and requires high rates of investment. TI faces strong competition in all of its semiconductor product lines. The rapid pace of change and technological breakthroughs constantly create new opportunities for existing competitors and start-ups, which can quickly render existing technologies less valuable.

In digital signal processors, TI competes with a growing number of large and smaller companies, both U.S.-based and international. New product development capabilities, applications support, software knowledge and advanced technology are the primary competitive factors in this business.

The market for mixed-signal/analog devices is highly fragmented. TI competes with many large and smaller companies, both U.S.-based and international. Primary competitive factors in this business are the availability of innovative designs, a broad range of process technologies and applications support and in the standard products area, price.

In memory, TI competes with a number of very large companies, primarily in Japan and Korea. TI is among the smaller competitors in this highly volatile market. Competitive factors in this business are primarily price and performance.

Acquisitions and Divestitures
-----------------------------

From time to time TI considers acquisitions and divestitures that may strengthen its business portfolio. TI may effect one or more of these transactions at such time or times as it determines to be appropriate. In

1997, as TI tightened its focus on digital signal processing solutions, it announced the acquisition of technology companies that brought unique expertise to its core business. In the first quarter, TI acquired Intersect Technologies, Inc., a developer and designer of hardware, software and firmware for the mass storage market, a market that increasingly uses digital signal processing solutions. In the fourth quarter, TI acquired Amati Communications Corporation, the leading developer of technology for high-speed Internet connections, a market expected to reach $6 billion over the next decade. TI also acquired GO DSP Corporation, a developer of software for digital signal processors, in the first quarter of 1998.

In 1997 TI divested various business units. These divestitures included the sale of the mobile computing business to The Acer Group in the first quarter, the software business to Sterling Software, Inc. in the second quarter, and the defense systems and electronics business (DSE) to Raytheon Company ("Raytheon") in the third quarter. In accordance with generally accepted accounting principles, the consolidated financial statements have been restated to classify DSE as discontinued operations. Operating results, net asset and other information for discontinued operations appear in the note to the financial statements captioned "Discontinued Operations" on pages 20-21 of TI's 1997 annual report to stockholders; unless otherwise indicated, the financial amounts in this Form 10-K have been adjusted to reflect continuing operations only.

Other TI Businesses
-------------------

In addition to semiconductors, TI has two other principal segments.   The
largest, representing 10% of TI's revenues, is materials and controls. This business sells electrical and electronic controls, electronic connectors, sensors, radio-frequency identification systems and clad metals into markets
such as automotive, heating and air conditioning, and home appliances.   While
the top supplier in some product areas, TI faces strong multinational competitors. The primary competitive factors in this business are product reliability, manufacturing costs, and engineering expertise. The products of this business are sold directly to original-equipment manufacturers and through distributors.

Educational & Productivity Solutions (E&PS) represents 5 percent of TI's revenues and consists largely of educational and graphing calculators. This business sells primarily through retailers and to schools through instructional dealers. TI's principal competitors in this business are several Japanese companies. Technology expertise, price and infrastructure for education and market understanding are primary competitive factors in this business.

In addition, TI continues to invest in digital imaging, an emerging business that produces micro-mirror-based devices that enable revolutionary brightness and clarity in large-screen video displays. The primary sales route is directly to original-equipment manufacturers. TI faces competition in this business primarily from a competing technology known as liquid crystal displays from Asian manufacturers. Primary competitive factors in this business are price, brightness and performance of the display, and in some applications, size and weight.

General Information
-------------------

TI is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in more than 25 countries. TI's largest geographic markets are in the United States, Japan and Europe. TI has been in operation since 1930.

           The financial information with respect to TI's business segments and operations outside the United States, which is contained in the note to the financial statements captioned "Business Segment and Geographic Area Data" on pages 30-32 of TI's 1997 annual report to stockholders, is incorporated herein by reference to such annual report.

Backlog
-------
          The dollar amount of backlog of orders believed by the Registrant to be firm was $1623 million as of December 31, 1997 and 1996. The Registrant's backlog does not represent actual revenues and is only an indication of future revenues which may be entered on the books of account of the Registrant. Backlog orders are, under certain circumstances, subject to cancellation by the purchaser without penalty and do not reflect any potential adjustments for price decreases.

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

Research and Development
------------------------
          The Registrant's research and development expense was $1536 million in 1997, compared with $1181 million in 1996 and $842 million in 1995. Included is a charge for the value of in-process research and development of $461 million in 1997 and $192 million in 1996 as a result of the acquisitions of Amati Communications Corporation and Silicon Systems, Inc., respectively.

Seasonality
-----------
          The Registrant's revenues are subject to some seasonal variation.

Employees
---------
          The information concerning the number of persons employed by the Registrant, at December 31, 1997 on page 35 of the Registrant's 1997 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 2.   Properties.

          The Registrant's principal executive offices are located at 8505 Forest Lane, Dallas, Texas. The Registrant owns and leases plants in the United States and 15 other countries for manufacturing and related purposes. The following table indicates the general location of the principal plants of the Registrant and the business segments which make major use of them. Except as otherwise indicated, the principal plants are owned by the Registrant.

                                        Materials
                       Semiconductor   and Controls     E&PS
                       -------------   ------------     ----
Dallas, Texas(1)              X             X             X
Houston, Texas                X
Lubbock, Texas                X
Sherman, Texas(1)(2)          X
Santa Cruz, California        X
Attleboro,                    X             X
  Massachusetts
Freising, Germany             X             X
Avezzano, Italy(3)            X
Baguio,                       X
  Philippines(4)
Hiji, Japan                   X
Kuala Lumpur,                 X             X
  Malaysia(2)
Miho, Japan                   X
Singapore(4)                  X
Taipei, Taiwan                X
Aguascalientes, Mexico        X             X
____________________
(1) Certain plants or portions thereof in Dallas and Sherman are leased to Raytheon or Raytheon-related entities in connection with the sale of DSE.
(2)  Leased or primarily leased.
(3)  Owned, subject to mortgage.
(4)  Owned on leased land.


          The Registrant's facilities in the United States contained approximately 17,900,000 square feet as of December 31, 1997, of which approximately 3,700,000 square feet were leased. The Registrant's facilities outside the United States contained approximately 7,000,000 square feet as of December 31, 1997, of which approximately 1,700,000 square feet were leased.

          The Registrant believes that its existing properties are in good condition and suitable for the manufacture of its products. At the end of 1997, the Registrant utilized substantially all of the space in its facilities.

          Leases covering the Registrant's leased facilities expire at varying dates generally within the next 10 years. The Registrant anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

ITEM 3.   Legal Proceedings.


          On July 19, 1991, the Registrant filed a lawsuit in Tokyo District Court against Fujitsu Limited of Japan ("Fujitsu") seeking injunctive relief, alleging that Fujitsu's manufacture and sale of certain DRAMs infringe the Registrant's Japanese patent on the invention of the integrated circuit (the "Kilby" patent). Concurrently, Fujitsu brought a lawsuit in the same court against the Registrant, seeking a declaration that Fujitsu is not infringing the Kilby patent. On August 31, 1994, the district court ruled that Fujitsu's production of 1-megabit and 4-megabit DRAMs and 32K EPROMs does not infringe the Kilby patent. The Registrant appealed the court's decision to the Tokyo High Court.

          In September 1997, the Tokyo High Court upheld the decision that Fujitsu's production of such products does not infringe TI's Kilby patent.
The Registrant has appealed the ruling to the Japan Supreme Court. In November, the Japan Patent Office invalidated the Kilby patent. The Registrant plans to appeal this decision to the Tokyo High Court. Since the Kilby patent expires in 2001, the Registrant does not expect the outcome of either appeal to be material.

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

Executive Officers of the Registrant

          The following is an alphabetical list of the names and ages of the executive officers of the Registrant and the positions or offices with the Registrant presently held by each person named:

       Name                   Age                     Position

James R. Adams                58          Director; Chairman of the Board

Richard J. Agnich             54          Senior Vice President, Secretary
                                          and General Counsel

William A. Aylesworth         55          Senior Vice President,
                                          Treasurer and Chief Financial
                                          Officer (Chief Accounting
                                          Officer)

Gary D. Clubb                 51          Executive Vice President
                                          (President, Digital Imaging)

Thomas J. Engibous            45          Director; President and
                                          Chief Executive
                                          Officer

David D. Martin               58          Executive Vice President

Charles F. Nielson            60          Vice President

Elwin L. Skiles, Jr.          56          Vice President

Richard K. Templeton          39          Executive Vice President
                                          (President, Semiconductor Group)

William P. Weber              57          Director; Vice Chairman

          The term of office of each of the above listed officers is from the date of his election until his successor shall have been elected and qualified, and the most recent date of election of each of them was April 17, 1997. Mr. Adams, who has been a director of the Registrant since 1989, was Group President of SBC Communications Inc. from 1992 until his retirement in 1995, and President and Chief Executive Officer of Southwestern Bell Telephone Company from 1988 to 1992. Messrs. Agnich, Aylesworth, Martin, Nielson, Skiles and Weber have served as officers of the Registrant for more than five years. Messrs. Clubb and Engibous have served as officers of the Registrant since 1993. Messrs. Adams and Templeton have served as officers of the Registrant since 1996. Messrs. Clubb, Engibous and Templeton have been employees of the Registrant for more than five years.

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

          The information which is contained in the note to the financial statements captioned "Common Stock Prices and Dividends" on page 41 of the Registrant's 1997 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 1997 on page 35 of such annual report, are incorporated herein by reference to such annual report.

ITEM 6.   Selected Financial Data.

          The "Summary of Selected Financial Data" for the years 1993 through 1997 which appears on page 35 of the Registrant's 1997 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information contained under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 36-41 of such annual report are incorporated herein by reference to such annual report.

ITEM 8.   Financial Statements and Supplementary Data.

          The consolidated financial statements of the Registrant at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and the report thereon of the independent auditors, on pages 14-34 of the Registrant's 1997 annual report to stockholders, are incorporated herein by reference to such annual report.

          The "Quarterly Financial Data" on page 42-43 of the Registrant's 1997 annual report to stockholders is also incorporated herein by reference to such annual report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

          The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption "Nominees for Directorship" in the Registrant's proxy statement for the 1998 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

          Information concerning executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation.

          The information which is contained under the captions "Directors Compensation," "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement for the 1998 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of the Registrant, and (b) the ownership of the Registrant's common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, which is contained under the caption "Voting Securities" in the Registrant's proxy statement for the 1998 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of the Registrant's
                                       8

common stock by each of the directors, which is contained under the caption "Nominees for Directorship" in such proxy statement, is also incorporated herein by reference to such proxy statement.

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


                                       9

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

                3(h) Certificate of Ownership and Merger Merging Tiburon Systems, Inc. into the Company (incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement No.
                             333-41919 on Form S-8).

                3(i) Certificate of Ownership and Merger Merging Tartan, Inc. into the Company (incorporated by reference to Exhibit 4(h) to the Registrant's Registration Statement No. 333-41919 on Form S-8).

                3(j) By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated
                             December 4, 1997).

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

                10(a)(i) TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1994).*

                                       10

                10(a)(ii)    Amendment No. 1 to TI Deferred Compensation Plan
                             (incorporated by reference to Exhibit 10(a)(iii) to the Registrant's Annual Report on Form 10-K for the year 1994).*

                10(a)(iii)   Amendment No. 2 to TI Deferred Compensation Plan
                             (incorporated by reference to the Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

                10(a)(iv)    Amendment No. 3 to TI Deferred Compensation Plan
                             (incorporated by reference to the Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*

                10(b) Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1993).*

                10(c) Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

                10(d) Texas Instruments Executive Officer Performance Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).*

                10(e) Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to
                             Exhibit 10(c) to the Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended
                             June 30, 1996).

                10(f) Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                10(g) Statement of Policy of Registrant's Board of Directors on Top Officer and Board Member Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual Report on Form 10-K for the year 1993).*

                11 Computation of earnings per common and dilutive potential common share.

                12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                13           Registrant's 1997 Annual Report to Stockholders.
                             (With the exception of the items listed in the index to financial statements and financial statement schedules herein, and the items referred to in ITEMS 1, 5, 6, 7 and 8 hereof, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this report.)

                                       11

                21           List of subsidiaries of the Registrant.

                23           Consent of Ernst & Young LLP.

                24           Powers of Attorney.

                27           Financial Data Schedule.

________________
      *Executive Compensation Plans and Arrangements:

          TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1994).

          Amendment No. 1 to TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iii) to Registrant's Annual Report on Form 10-K for the year 1994).

          Amendment No. 2 to TI Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

          Amendment No. 3 to TI Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

          Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1993).

          Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

          Texas Instruments Executive Officer Performance Plan (incorporated by reference to the Registrant's Quarterly Report on form 10-Q for the quarter ended March 31, 1997).

          Statement of Policy of Registrant's Board of Directors on Top Officer and Board Member Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual Report on Form 10-K for the year 1993).

     (b)  Reports on Form 8-K:

          None.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

          With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements that involve risks and uncertainties including, but not limited to, global economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups and continuity of DRAM joint venture manufacturing operations, timely completion of announced acquisitions, the regulatory and trade environment, timely completion of Year 2000 software modifications, and other risks indicated in filings with the Securities and Exchange Commission.
                                       12

                                SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TEXAS INSTRUMENTS INCORPORATED



                                             By: /s/ WILLIAM A. AYLESWORTH
                                                ------------------------------
                                                William A. Aylesworth
                                                Senior Vice President,
                                                Treasurer and Chief
                                                Financial Officer
Date:  February 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 1998.

              Signature                                Title


          *JAMES R. ADAMS                  Chairman of the Board; Director
------------------------------------
           James R. Adams

          *DAVID L. BOREN                  Director
------------------------------------
           David L. Boren

         *JAMES B. BUSEY IV                Director
------------------------------------
          James B. Busey IV

         *DANIEL A. CARP                   Director
------------------------------------
          Daniel A. Carp

         *THOMAS J. ENGIBOUS               President; Chief Executive Officer;
------------------------------------       Director
          Thomas J. Engibous

       *GERALD W. FRONTERHOUSE             Director
------------------------------------
        Gerald W. Fronterhouse

          *DAVID R. GOODE                  Director
------------------------------------
           David R. Goode

          *WAYNE R. SANDERS                Director
------------------------------------
           Wayne R. Sanders

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


*By:
    /s/ WILLIAM A. AYLESWORTH
    -----------------------------
        William A. Aylesworth
          Attorney-in-fact

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (Item 14(a))

                                                         Page Reference
                                                         --------------
                                                                     Annual
                                                                   Report to
                                                    Form 10-K     Stockholders
                                                    ---------     ------------
Information incorporated by reference
to the Registrant's 1997 Annual Report
to Stockholders:

Consolidated Financial Statements:

            Income for each of the three                               14
            years in the period ended
            December 31, 1997

            Balance sheet at December 31,                              15
            1997 and 1996

            Cash flows for each of the                                 16-17
            three years in the period
            ended December 31, 1997

            Stockholders' equity for each of                           18
            the three years in the period
            ended December 31, 1997

            Notes to financial statements                              19-33

            Report of Independent Auditors                             34

Consolidated Schedule for each of the three years in the period ended December 31, 1997:

            II.   Allowance for losses                  16

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                                   Schedule II
                                                                   -----------

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                              ALLOWANCE FOR LOSSES
                            (IN MILLIONS OF DOLLARS)
                 Years Ended December 31, 1997, 1996, and 1995

                                                            Additions
             Balance at     Charged to                       Balance
             Beginning      Costs and                        at End
              of Year       Expenses       Deductions        of Year

1997          $90             $133            $150             $73
----          ====            ====            ====             ====

1996          $45             $163            $118             $90
----          ====            ====            ====             ====

1995          $37             $113            $105             $45
----          ====            ====            ====             ====

Allowances for losses from uncollectible accounts, returns, etc., are deducted from accounts receivable in the balance sheet.

Exhibit Index

        Designation of
        Exhibit in                                          Electronic
        this Report        Description of Exhibit            or Paper
        --------------     ----------------------             ---------


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

            3(h) Certificate of Ownership and Merger Merging Tiburon Systems, Inc. into the Company (incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement No. 333-41919 on Form S-8).

            3(i) Certificate of Ownership and Merger Merging Tartan, Inc. into the Company (incorporated by reference to Exhibit 4(h) to the Registrant's Registration Statement No. 333-41919 on Form S-8).


            3(j)        By-Laws of the Registrant
                        (incorporated by reference to
                        Exhibit 3 to the Registrant's
                        Current Report on Form 8-K
                        dated December 4, 1997).

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

            10(a)(i)    TI Deferred Compensation Plan
                        (incorporated by reference to
                        Exhibit 10(a)(ii) to the
                        Registrant's Annual Report on
                        Form 10-K for the year 1994).*

            10(a)(ii)   Amendment No. 1 to TI Deferred
                        Compensation Plan (incorporated
                        by reference to Exhibit
                        10(a)(iii) to the Registrant's
                        Annual Report on Form 10-K
                        for the year 1994).*

            10(a)(iii)  Amendment No. 2 to TI Deferred
                        Compensation Plan (incorporated
                        by reference to the Registrant's
                        Quarterly Report on Form 10-Q
                        for the quarter ended
                        June 30, 1997).*

            10(a)(iv)   Amendment No. 3 to TI Deferred
                        Compensation Plan (incorporated
                        by reference to the Registrant's
                        Quarterly Report on Form 10-Q
                        for the quarter ended
                        September 30, 1997).*

            10(b)       Texas Instruments Long-Term
                        Incentive Plan (incorporated
                        by reference to Exhibit
                        10(a)(ii) to the Registrant's
                        Annual Report on Form 10-K
                        for the year 1993).*

            10(c)       Texas Instruments 1996 Long-Term
                        Incentive Plan (incorporated by
                        reference to Exhibit 10 to
                        the Registrant's Quarterly
                        Report on Form 10-Q for the
                        quarter ended June 30, 1996).*

            10(d)       Texas Instruments Executive
                        Officer Performance Plan
                        (incorporated by reference
                        to the Registrant's Quarterly
                        Report on Form 10-Q for the
                        quarter ended March 31, 1997).*

            10(e)       Texas Instruments Restricted
                        Stock Unit Plan for Directors
                        (incorporated by reference to
                        Exhibit 10(c) to the
                        Registrant's Quarterly Report
                        on Form 10-Q for the quarter
                        ended June 30, 1996).

            10(f)       Texas Instruments Directors
                        Deferred Compensation Plan
                        (incorporated by reference
                        to the Registrant's Quarterly
                        Report on Form 10-Q for the
                        quarter ended September 30, 1997).

            10(g) Statement of Policy of Registrant's Board of Directors on Top Officer and Board Member Retirement
                        Practices (incorporated by reference
                        to Exhibit 10(b)(vi) to the
                        Registrant's Annual Report on Form
                        10-K for the year 1993).*

            11          Computation of earnings per common            E
                        and dilutive potential common share.

            12          Computation of Ratio of Earnings to           E
                        Fixed Charges and Ratio of Earnings
                        to Combined Fixed Charges and
                        Preferred Stock Dividends.

            13          Registrant's 1997 Annual Report to            E
                        Stockholders.  (With the exception
                        of the items listed in the index
                        to financial statements and
                        financial statement schedules
                        herein, and the items referred to
                        in ITEMS 1, 5, 6, 7 and 8 hereof,
                        the 1996 Annual Report to Stockholders
                        is not to be deemed filed as part
                        of this report.)

            21          List of subsidiaries of the Registrant.       E

            23          Consent of Ernst & Young LLP.                 E

            24          Powers of Attorney.                           E

            27          Financial Data Schedule.                      E

________________
      *Executive Compensation Plans and Arrangements:

          TI Deferred Compensation Plan (incorporated by reference to
Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1994).

          Amendment No. 1 to TI Deferred Compensation Plan
(incorporated by reference to Exhibit 10(a)(iii) to Registrant's Annual Report on Form 10-K for the year 1994).

          Amendment No. 2 to TI Deferred Compensation Plan
(incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

          Amendment No. 3 to TI Deferred Compensation Plan
(incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).

          Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1993).

          Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

          Texas Instruments Executive Officer Performance Plan
(incorporated by reference to the Registrant's Quarterly Report on form 10-Q for the quarter ended March 31, 1997).

          Statement of Policy of Registrant's Board of Directors on Top Officer and Board Member Retirement Practices (incorporated by reference to Exhibit 10(b)(vi) to the Registrant's Annual Report on Form 10-K for the year 1993).