Form 10-Q
period 1998-03-31
TEXAS INSTRUMENTS INC
filed 1998-04-17
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                Commission File Number 1-3761



                        TEXAS INSTRUMENTS INCORPORATED
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



        Delaware                                      75-0289970
------------------------                  -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)




8505 Forest Lane P.O. Box 660199, Dallas, Texas                   75266-0199
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

                               390,511,568
-----------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of March 31, 1998



                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------

                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                             Consolidated Financial Statements
                    (In millions of dollars, except per-share amounts.)

                                                                         Mar 31       Dec 31
Balance Sheet                                                             1998         1997
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   830      $ 1,015
  Short-term investments.............................................     1,536        2,005
  Accounts receivable, less allowance for losses of
    $68 million in 1998 and $73 million in 1997......................     1,666        1,705
  Inventories:
    Raw materials....................................................       113          105
    Work in process..................................................       360          364
    Finished goods...................................................       303          273
                                                                        -------      -------
      Inventories....................................................       776          742
                                                                        -------      -------
  Prepaid expenses...................................................        66           59
  Deferred income taxes..............................................       576          577
                                                                        -------      -------
    Total current assets.............................................     5,450        6,103
                                                                        -------      -------
Property, plant and equipment at cost................................     7,672        7,414
  Less accumulated depreciation......................................    (3,389)      (3,234)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     4,283        4,180
                                                                        -------      -------
Deferred income taxes................................................       134          134
Other assets.........................................................       503          432
                                                                        -------      -------
Total assets.........................................................   $10,370      $10,849
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    67      $    71
  Accounts payable...................................................       670          698
  Accrued and other current liabilities..............................     1,248        1,727
                                                                        -------      -------
    Total current liabilities........................................     1,985        2,496
                                                                        -------      -------
Long-term debt.......................................................     1,246        1,286
Accrued retirement costs.............................................       743          731
Deferred credits and other liabilities...............................       419          422

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 500,000,000 shares.
    Shares issued: 1998 - 391,172,005; 1997 - 390,359,317............       391          390
  Paid-in capital....................................................     1,203        1,183
  Retained earnings..................................................     4,499        4,488
  Less treasury common stock at cost.
    Shares: 1998 - 660,437; 1997 - 860,765...........................       (56)         (94)
  Other..............................................................       (60)         (53)
                                                                        -------      -------
    Total stockholders' equity.......................................     5,977        5,914
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $10,370      $10,849
                                                                        =======      =======

                                         2



                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                                                 For Three Months Ended
                                                                                  Mar.31        Mar.31
Income                                                                             1998          1997
------                                                                           --------      --------
Net revenues................................................................      $ 2,187       $ 2,263
Operating costs and expenses:
  Cost of revenues..........................................................        1,517         1,472
  Research and development..................................................          328           239
  Marketing, general and administrative.....................................          364           381
                                                                                 --------      --------
    Total...................................................................        2,209         2,092
                                                                                 --------      --------
Profit (loss) from operations...............................................          (22)          171
Other income (expense) net..................................................           57            10
Interest on loans...........................................................           18            24
                                                                                 --------      --------
Income before provision for income taxes....................................           17           157
Provision for income taxes..................................................            6            55
                                                                                 --------      --------
Income from continuing operations...........................................           11           102
Income from discontinued operations.........................................           --            27
                                                                                 --------      --------
Net income..................................................................      $    11       $   129
                                                                                 ========      ========

Diluted earnings per common share:
  Continuing operations.....................................................      $  0.03       $  0.26
  Discontinued operations...................................................           --          0.07
                                                                                 --------      --------
  Net income................................................................      $  0.03       $  0.33
                                                                                 ========      ========
Basic earnings per common share:
  Continuing operations.....................................................      $  0.03       $  0.27
  Discontinued operations...................................................           --          0.07
                                                                                 --------      --------
  Net income................................................................      $  0.03       $  0.34
                                                                                 ========      ========

Cash dividends declared per share of common stock...........................           --       $  .085

Cash Flows
----------
Continuing Operations:
  Net cash provided by (used in) operating activities.......................      $   (45)      $   278

  Cash flows from investing activities:
    Additions to property, plant and equipment..............................         (384)         (225)
    Purchases of short-term investments.....................................         (287)          (60)
    Sales and maturities of short-term investments..........................          749            11
    Acquisition of businesses, net of cash acquired.........................         (152)           --
                                                                                 --------      --------
  Net cash used in investing activities.....................................          (74)         (274)

  Cash flows from financing activities:
    Payments on long-term debt..............................................          (35)           --
    Dividends paid on common stock..........................................          (33)          (32)
    Sales and other common stock transactions...............................           18            41
    Common stock repurchase program.........................................           (9)           --
    Other...................................................................           (3)           20
                                                                                 --------      --------
  Net cash provided by (used in) financing activities.......................          (62)           29

  Effect of exchange rate changes on cash...................................           (4)          (11)
                                                                                 --------      --------
  Cash provided by (used in) continuing operations..........................         (185)           22
                                                                                 --------      --------

Discontinued Operations:
  Operating activities......................................................           --            13
  Investing activities......................................................           --           (10)
                                                                                 --------      --------
  Cash provided by discontinued operations..................................           --             3
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents........................         (185)           25
Cash and cash equivalents, January 1........................................        1,015           964
                                                                                 --------      --------
Cash and cash equivalents, March 31.........................................      $   830       $   989
                                                                                 ========      ========

                                                    3


              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      Notes to Financial Statements

Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (400.0 and 394.4 million shares for the first quarters of 1998 and 1997).

In the first quarter of 1998, the company's U.S. DRAM manufacturing joint venture with Hitachi, Ltd. was discontinued. In this connection, TI incurred a first quarter pretax charge of $219 million, which is included in cost of revenues. Also in this quarter, research and development expense included a charge of $25 million for the value of acquired in-process research and development from two business acquisitions. There is no tax offset for $10 million of this R&D charge.

The company adopted SFAS No. 130 in the first quarter of 1998. This standard requires disclosure of total nonowner changes in stockholders' equity, which is defined as net income plus direct adjustments to stockholders' equity such as equity and cash investment adjustments and pension liability adjustments. On this basis, these nonowner changes in stockholders' equity, including net income, for the first quarter of 1998 and 1997, totaled $4 million and $128 million.

A new accounting standard, SOP 98-1, was issued in first quarter, 1998, and is effective in 1999. It requires capitalization of the development costs of software to be used internally, e.g., for manufacturing or administrative processes. The company, which currently expenses such amounts as incurred, expects to adopt the standard in the first quarter of 1999 for developmental costs incurred in that quarter and thereafter. The effect has not yet been determined.

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

The statements of income, statements of cash flows and balance sheet at March 31, 1998, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.
















                                       4

                                                         For Three Months Ended
                                            -----------------------------------------------
Business Segment Net Revenues               Mar. 31   Mar. 31   June 30   Sept 30   Dec. 31
(millions of dollars)                        1998      1997      1997      1997      1997
-----------------------------               -------   -------   -------   -------   -------
Semiconductor
  Trade.................................... $ 1,816   $ 1,860   $ 2,053   $ 2,081   $ 2,069
  Intersegment.............................       5         8         6         6         4
                                            -------   -------   -------   -------   -------
                                              1,821     1,868     2,059     2,087     2,073
                                            -------   -------   -------   -------   -------
Materials & Controls
  Trade....................................     242	       231       250       238       231
  Intersegment.............................      --         1         1         1         1
                                            -------   -------   -------   -------   -------
                                                242       232       251       239       232
                                            -------   -------   -------   -------   -------
Educational & Productivity Solutions
  Trade....................................      76        69       157       138        83

Corporate activities.......................      48        41        39        34        40
Divested activities........................      --        53        53         2        --
                                            -------   -------   -------   -------   -------
Total...................................... $ 2,187   $ 2,263   $ 2,559   $ 2,500   $ 2,428
                                            =======   =======   =======   =======   =======

Business Segment Profit (Loss)
(millions of dollars)
------------------------------
Semiconductor.............................. $   229   $   279   $   354   $   367   $   354
Materials & Controls.......................      36        26        33        29        35
Educational & Productivity Solutions.......       1         1        32        24         2
Corporate activities.......................     (44)      (54)      (59)      (64)      (96)
Special charges and gains,
  net of applicable profit sharing.........    (244)      (56)       17        --      (493)
Interest on loans/other income (expense)...      39       (14)       (9)       11        44
Divested activities........................      --       (25)      (24)        1        (2)
                                            -------   -------   -------   -------   -------
Income (loss) from continuing operations
  before provision for income taxes........ $    17   $   157   $   344   $   368   $  (156)
                                            =======   =======   =======   =======   =======

Note:  In addition to the 1998 and 1997 first quarter segment data, the other quarters of 1997 are provided on the new segment reporting basis for informational purposes.


















                                       5
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced that revenues and orders for digital signal processing solutions (DSPS) increased in the first quarter from the same period a year ago, driven by record orders for wireless communications. However, total TI first quarter revenues and orders were down from first quarter 1997, primarily because of severe price declines of dynamic random access memory (DRAM) chips.

Average unit prices for DRAMs dropped 60 percent from the first quarter of 1997 to the first quarter of 1998, resulting in a loss in TI's memory operations that was more than double that of the year-ago quarter. The memory operating loss was $129 million, an increase of $0.08 per share from the memory loss in the fourth quarter of 1997.

The turmoil in Asia and customer inventory reductions during the first quarter of 1998 affected semiconductor product areas in varying degrees. However, TI benefited from its diverse product portfolio as gross profit margins improved both year-to-year and from the fourth quarter of 1997, excluding special charges.

TI's orders were $2137 million, down from $2500 million in the first quarter of 1997. Net revenues for the first quarter of 1998 were $2187 million, compared with $2263 million in the first quarter of 1997. Revenues in the first quarter of 1997 included revenues from TI businesses that have since been sold, primarily software. Excluding sold businesses, TI's revenues were down 1 percent from a year ago.

Results for first quarter include special charges of $244 million, primarily for discontinuing the DRAM manufacturing joint venture with Hitachi, Ltd. As previously announced, TI purchased the operating assets of the joint venture. Last year's first quarter results included a special charge of $56 million, primarily related to severance actions and other costs associated with the sale of TI's mobile computing business.

Excluding the special charges: Profit from operations (PFO) for the quarter was $222 million, about flat with $227 million in the year-ago quarter. TI's operating margin was up slightly to 10.2 percent, versus 10.0 percent in the year-ago quarter. Income for the quarter was $176 million, up from the $138 million in the first quarter of 1997, primarily because of improved net interest. Diluted earnings per share (EPS) were $0.44, compared with $0.35 in the first quarter of 1997.

Including the effect of the special charges, the loss from operations for the quarter was $22 million, compared with a profit from operations of $171 million a year ago. Income was $11 million, compared with $102 million; EPS was $0.03, compared with $0.26.

Over the quarter, TI announced a number of strategic actions and developments to further its leadership in digital signal processing solutions.
Acquisitions during the quarter included Spectron Microsystems, which brings TI additional expertise in DSP software tools, and Oasix and Arisix corporations, which provide integrated design for hard disk drive products.


                                       6
New product developments in the quarter included three ADSL chipsets that use digital signal processors to speed Internet access. Most recently, TI announced a new DSP architecture that combines digital signal processing with microcontroller functions, primarily targeting mass storage applications such as hard disk drives and digital video disks. The ramp-up of TI's 'C6x DSP chip continues to meet strong market acceptance, with a design-in rate five times faster than any previous generation of TI DSP.

In addition to the joint venture with Hitachi referenced earlier, TI also announced a definitive agreement for the Acer Group to purchase TI's shares in the TI-Acer semiconductor memory chip joint venture, located in Taiwan. The TI-Acer transaction is expected to close in the second quarter and TI expects to recover its original investment. TI and other joint-venture shareholders continue to explore further measures with respect to the joint-venture structures.

OUTLOOK

TI now believes the world semiconductor market is likely to grow 5 percent or less in 1998, in view of ongoing inventory reductions by electronic end-equipment manufacturers, sharply lower DRAM prices, weakness in Asia and depreciation of the yen. As a result, TI expects to see continued pressure on its semiconductor revenues and margins in the second quarter of 1998.

While the semiconductor market in the near term will continue to be affected by pressure on DRAM prices and weakness in Asia, end-equipment demand in the U.S. is relatively healthy and Europe remains strong. These strengths, combined with possible stabilization in the Asia Pacific region, could set the stage for stronger semiconductor growth in 1999 and beyond.

In the market sectors most important to TI, the company expects about 30 percent growth in DSP and about 20 percent in mixed-signal for 1998, fueled by wireless and networking applications. Over the next few years, these end-equipment markets are expected to grow in excess of 20 percent annually.
Based on the projected strong growth of end-equipment markets and the major role that communications will play in such growth, TI remains positive about the longer-term prospects of the semiconductor industry.

TI will continue to take actions to align costs with demand. The company now plans to hold capital spending for 1998 at $1.2 billion, essentially flat with 1997.

FIRST QUARTER 1998 SEGMENT REVIEW

NOTE: UNLESS STATED OTHERWISE, THE FINANCIAL RESULTS IN THIS REPORT ARE FROM CONTINUING OPERATIONS AND EXCLUDE SPECIAL CHARGES DETAILED EARLIER IN THIS REPORT.

SEMICONDUCTOR

Semiconductor orders declined by 17 percent in the first quarter versus the year-ago quarter primarily due to weakness in memory, and declined by 3 percent from the fourth quarter of 1997, with about half the decline due to memory and the balance from softness in modem and hard disk drive orders.


                                       7
Semiconductor revenues were down 3 percent from the first quarter of 1997. From the fourth quarter, revenues were down 12 percent, with about half of the decrease related to weakness in memory and most of the balance reflecting customer inventory corrections in electronic end equipment. Excluding memory, semiconductor revenues were up 7 percent from a year ago, primarily because of an increase in digital signal processing solutions.

Profit from operations for the quarter was $229 million, down 18 percent from the year-ago quarter, primarily because of lower DRAM prices. Compared with the fourth quarter of 1997, profit from operations declined by $125 million, with about $50 million related to the weakness in memory, and most of the balance from lower revenues in other semiconductor areas, primarily due to softness in demand from OEMs. Operating margins were down from the year-ago quarter by about 2 percentage points, primarily because of lower DRAM prices.

Orders for digital signal processing solutions were up from both the year-ago quarter and the fourth quarter, driven by wireless. Revenues for DSPS were up 18 percent from a year ago, though down 8 percent from the fourth quarter, primarily due to softness in demand from OEMs. DSPS accounted for almost 50 percent of semiconductor revenues in the quarter.

Memory continued to be affected by declining DRAM prices, which caused revenue to decline by $157 million from the year-ago quarter. From the fourth quarter, revenues declined by $126 million, with about one-third of the decrease due to price declines and the balance due to lower shipments. As a result, memory revenues were 12 percent of total semiconductor revenues.

MATERIALS & CONTROLS

TI's Materials & Controls (M&C) business reported first quarter results of $242 million in revenues, up 4 percent from the first quarter of 1997. Progress from continued emphasis on the "best cost producer" strategy was seen in profit from operations of $36 million, up 40 percent from a year ago. Operating margins were 14.8 percent in the first quarter, a gain of 3.7 percentage points from the year-ago quarter.

M&C's automotive sensor market continues to participate in high growth segments, particularly in Europe where the growth of air-conditioning and automatic transmissions is accelerating for local markets. TIRIS (TM) also continued to broaden its served markets in automatic customer recognition systems, with pilot programs with Shell International in Europe and the next phase of U.S. market fanout of the Mobil Speedpass (TM) program.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS

Revenues and orders were up for the Educational & Productivity Solutions (E&PS) business from a year ago, primarily because of increased shipments of graphing calculators. Revenues increased to $76 million, compared to $69 million in the year-ago quarter, while profit from operations remained flat at $1 million, reflecting seasonal patterns.

The E&PS business continues to make advances in its calculator line. During the quarter, the business introduced the TI-73, an electronically upgradable


                                       8
calculator designed for middle grades, and the TI-89, a powerful calculator for advanced mathematics for high school and college students. Response among educators has been enthusiastic.

DIGITAL IMAGING

Shipments increased in TI's digital imaging business to set an all-time high. The increase in revenues helped to reduce the loss in this emerging business.

ADDITIONAL FINANCIAL INFORMATION

The income tax rate for the first quarter of 1998 was 34 percent, which is the estimated rate for the full year.

During the first quarter of 1998, cash and cash equivalents plus short-term investments decreased by $654 million to $2366 million. The discontinuance of the joint venture with Hitachi and the acquisition of those operating assets required $281 million of cash, and $91 million of cash was used to purchase the remaining outstanding shares of Amati Communications Corporation's common stock.

First quarter 1998 cash flow from operating activities, net of additions to property, plant, and equipment, was negative $429 million; and first quarter capital expenditures totaled $384 million, compared to $225 million in the first quarter of 1997.

At the end of the first quarter, the debt-to-total-capital ratio was .18, down from the year-end value of .19.

Depreciation for the first quarter of 1998 was $275 million, compared to $246 million in the year-ago period. Depreciation for 1998 is projected at $1.2 billion.
























                                       9
PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Designation of
                 Exhibits in
                 this Report           Description of Exhibit
               --------------      -----------------------------
                    3              By-Laws of the Registrant

                   10(e)           Texas Instruments Restricted
                                   Stock Unit Plan for Directors

                   10(f)           Texas Instruments Deferred
                                   Compensation Plan

                   10(i)           Texas Instruments Stock
                                   Option Plan for Non-Employee
                                   Directors

                   11              Computation of Basic and
                                   Diluted Earnings Per Common
                                   and Dilutive Potential
                                   Common Share

                   12              Computation of Ratio of
                                   Earnings to Fixed Charges and
                                   Ratio of Earnings to Combined
                                   Fixed Charges and Preferred
                                   Stock Dividends

                   27              Financial Data Schedule as of
                                   March 31, 1998 and for the
                                   3 months then ended

                   27.1            Restated Financial Data Schedule
                                   as of March 31, 1997 and for the
                                   3 months then ended

                   27.2            Restated Financial Data Schedule
                                   as of June 30, 1997 and for the
                                   6 months then ended

                   27.3            Restated Financial Data Schedule
                                   as of September 30, 1997 and for the
                                   9 months then ended

                   27.4            Restated Financial Data Schedule
                                   as of December 31, 1996 and for the
                                   year then ended

                   27.5            Restated Financial Data Schedule
                                   as of March 31, 1996 and for the
                                   3 months then ended



                                       10
          (a)  Exhibits (continued)

               Designation of
                 Exhibits in
                 this Report           Description of Exhibit
               --------------      -----------------------------

                   27.6            Restated Financial Data Schedule
                                   as of June 30, 1996 and for the
                                   6 months then ended


                   27.7            Restated Financial Data Schedule
                                   as of September 30, 1996 and for the
                                   9 months then ended

                   27.8            Restated Financial Data Schedule
                                   as of December 31, 1995 and for the
                                   the year then ended



          (b)  Reports on Form 8-K

               The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1998: Form 8-K dated January 2, 1998, regarding the acquisition of Amati Communications Corporation; Form 8-K dated January 9, 1998, regarding an amendment to the By-Laws of the Registrant; Form 8-K dated February 9, 1998, which included a news release regarding the end of a joint venture arrangement between Hitachi, Ltd. and the Registrant; Form 8-K dated March 4, 1998, which included a news release regarding the purchase by Acer Group of the Registrant's shares in the TI-Acer joint venture; and Form 8-K/A dated March 9, 1998, which included pro forma financial statements relating to the Registrant's acquisition of Amati Communications Corporation.



























                                       11
"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, global economic conditions, fluctuation in exchange rates, product demand and industry capacity, timing of customer inventory corrections, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups and continuity of DRAM joint venture manufacturing operations, timely completion of announced acquisitions, the regulatory and trade environment, timely completion of Year 2000 software modifications, and other risks indicated in filings with the Securities and Exchange Commission.




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

                                     TEXAS INSTRUMENTS INCORPORATED



                                     BY: /s/ WILLIAM A. AYLESWORTH
                                        William A. Aylesworth
                                        Senior Vice President, Treasurer
                                        and Chief Financial Officer

Date:  April 17, 1998



























                                       12

Exhibit Index

Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
----------------         -----------------------          --------------
      3                  By-Laws of the Registrant              E

      10(e)              Texas Instruments Restricted           E
                         Stock Unit Plan for Directors

      10(f)              Texas Instruments Deferred             E
                         Compensation Plan

      10(i)              Texas Instruments Stock                E
                         Option Plan for Non-Employee
                         Directors

      11                 Computation of Basic and               E
                         Diluted Earnings Per Common
                         and Dilutive Potential
                         Common Share

      12                 Computation of Ratio of                E
                         Earnings to Fixed Charges and
                         Ratio of Earnings to Combined
                         Fixed Charges and Preferred
                         Stock Dividends.

      27                 Financial Data Schedule                E
                         as of March 31, 1998 and for
                         the 3 months then ended

      27.1               Restated Financial Data Schedule       E
                         as of March 31, 1997 and for
                         the 3 months then ended

      27.2               Restated Financial Data Schedule       E
                         as of June 30, 1997 and for
                         the 6 months then ended

      27.3               Restated Financial Data Schedule       E
                         as of September 30, 1997 and for
                         the 9 months then ended

      27.4               Restated Financial Data Schedule       E
                         as of December 31, 1996 and for
                         the year then ended

      27.5               Restated Financial Data Schedule       E
                         as of March 31, 1996 and for
                         the 3 months then ended



                                       13

Exhibit Index (continued)

Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
----------------         -----------------------          --------------

      27.6               Restated Financial Data Schedule       E
                         as of June 30, 1996 and for
                         the 6 months then ended

      27.7               Restated Financial Data Schedule       E
                         as of September 30, 1996 and for
                         the 9 months then ended

      27.8               Restated Financial Data Schedule       E
                         as of December 31, 1995 and for
                         the year then ended








































                                       14