Form 10-Q
period 1998-06-30
TEXAS INSTRUMENTS INC
filed 1998-07-23
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998            Commission File Number 1-3761



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

390,129,739
-----------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of June 30, 1998


                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------

                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Six Months Ended
                                                            ----------------------      ---------------------
                                                              June 30    June 30          June 30    June 30
Income                                                          1998       1997             1998       1997
------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 2,167    $ 2,559          $ 4,353    $ 4,823
Operating costs and expenses:
  Cost of revenues.........................................     1,456      1,597            2,972      3,069
  Research and development.................................       306        280              634        520
  Marketing, general and administrative....................       457        395              821        776
                                                              -------    -------          -------    -------
    Total..................................................     2,219      2,272            4,427      4,365
                                                              -------    -------          -------    -------
Profit (loss) from operations..............................       (52)       287              (74)       458
Other income (expense) net.................................       135         83              193         94
Interest on loans..........................................        18         26               37         51
                                                              -------    -------          -------    -------
Income before provision for income taxes...................        65        344               82        501
Provision for income taxes.................................        22        120               28        175
                                                              -------    -------          -------    -------
Income from continuing operations..........................        43        224               54        326
Discontinued operations:  income from operations...........        --         25               --         52
                                                              -------    -------          -------    -------
Net income.................................................   $    43    $   249          $    54    $   378
                                                              =======    =======          =======    =======
Diluted earnings per common share:
  Continuing operations....................................   $  0.11    $  0.56          $  0.14    $  0.82
  Discontinued operations..................................        --       0.07               --       0.14
                                                              -------    -------          -------    -------
  Net income...............................................   $  0.11    $  0.63          $  0.14    $  0.96
                                                              =======    =======          =======    =======
Basic earnings per common share:
  Continuing operations....................................   $  0.11    $  0.58          $  0.14    $  0.85
  Discontinued operations..................................        --       0.07               --       0.14
                                                              -------    -------          -------    -------
  Net income...............................................   $  0.11    $  0.65          $  0.14    $  0.99
                                                              =======    =======          =======    =======
Cash dividends declared per share of common stock..........   $  .085    $  .085          $  .085    $  0.17

Cash Flows
----------
Continuing Operations:
  Net cash provided by operating activities............................................   $   264    $   822

  Cash flows from investing activities:
    Additions to property, plant and equipment.........................................      (698)      (562)
    Purchases of short-term investments................................................      (664)      (634)
    Sales and maturities of short-term investments.....................................     1,528        117
    Acquisition of businesses, net of cash acquired....................................      (152)        --
    Proceeds from sale of businesses...................................................       120        177
                                                                                          -------    -------
  Net cash provided by (used in) investing activities..................................       134       (902)

  Cash flows from financing activities:
    Payments on loans payable..........................................................        (4)      (300)
    Additions to long-term debt........................................................        --         27
    Payments on long-term debt.........................................................       (38)        --
    Dividends paid on common stock.....................................................       (66)       (65)
    Sales and other common stock transactions..........................................        63         68
    Common stock repurchase program....................................................       (97)        --
    Other..............................................................................        --         --
                                                                                          -------    -------
  Net cash used in financing activities................................................      (142)      (270)

  Effect of exchange rate changes on cash..............................................         2        (14)
                                                                                          -------    -------
  Cash provided by (used in) continuing operations.....................................       258       (364)
                                                                                          -------    -------
Discontinued Operations:
  Operating activities.................................................................        --         73
  Investing activities.................................................................        --        (16)
                                                                                          -------    -------
  Cash provided by discontinued operations.............................................        --         57
                                                                                          -------    -------
Net increase (decrease) in cash and cash equivalents...................................       258       (307)
Cash and cash equivalents, January 1...................................................     1,015        964
                                                                                          -------    -------
Cash and cash equivalents, June 30.....................................................   $ 1,273    $   657
                                                                                          =======    =======
                                                         2


                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                             Consolidated Financial Statements
                    (In millions of dollars, except per-share amounts.)

                                                                        June 30      Dec. 31
Balance Sheet                                                             1998         1997
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $ 1,273      $ 1,015
  Short-term investments.............................................     1,131        2,005
  Accounts receivable, less allowance for losses of
    $80 million in 1998 and $73 million in 1997......................     1,581        1,705
  Inventories:
    Raw materials....................................................       108          105
    Work in process..................................................       310          364
    Finished goods...................................................       288          273
                                                                        -------      -------
      Inventories....................................................       706          742
                                                                        -------      -------
  Prepaid expenses...................................................        78           59
  Deferred income taxes..............................................       531          577
                                                                        -------      -------
    Total current assets.............................................     5,300        6,103
                                                                        -------      -------
Property, plant and equipment at cost................................     7,761        7,414
  Less accumulated depreciation......................................    (3,494)      (3,234)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     4,267        4,180
                                                                        -------      -------
Deferred income taxes................................................       119          134
Other assets.........................................................       564          432
                                                                        -------      -------
Total assets.........................................................   $10,250      $10,849
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    80      $    71
  Accounts payable...................................................       568          698
  Accrued and other current liabilities..............................     1,302        1,727
                                                                        -------      -------
    Total current liabilities........................................     1,950        2,496
                                                                        -------      -------
Long-term debt.......................................................     1,230        1,286
Accrued retirement costs.............................................       737          731
Deferred credits and other liabilities...............................       374          422

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized -  1,200,000,000 shares.
    Shares issued: 1998 - 391,803,910; 1997 - 390,359,317............       392          390
  Paid-in capital....................................................     1,206        1,183
  Retained earnings..................................................     4,508        4,488
  Less treasury common stock at cost.
    Shares: 1998 - 1,674,171; 1997 - 860,765.........................      (102)         (94)
  Other..............................................................       (45)         (53)
                                                                        -------      -------
    Total stockholders' equity.......................................     5,959        5,914
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $10,250      $10,849
                                                                        =======      =======


              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      Notes to Financial Statements

Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (401.9 and 396.9 million shares for the second quarters of 1998 and 1997, and 400.8 and 395.7 million shares for the six months ended June 30, 1998 and 1997).

In the second quarter of 1998, the company sold its shares in the TI-Acer DRAM semiconductor manufacturing joint venture to Acer Corporation for $120 million in cash. This sale resulted in a pretax gain of $83 million.

On June 18, 1998, the company announced a definitive agreement with Micron Technology, Inc. for Micron to purchase substantially all of the assets of TI's semiconductor memory business, including TI's shares in its two remaining DRAM manufacturing joint ventures. Under the agreement, TI will receive 28,933,092 shares of Micron common stock and assumption by Micron of approximately $190 million of debt. In addition, TI will provide $750 million in financing to Micron and receive $740 million principal amount of seven-year, 6.5% notes convertible into 12 million Micron common shares, and a $210 million principal amount, seven year, 6.5% subordinated note. The market value of these notes is expected to be substantially less than their face amount. The transaction is subject to several contingencies. It is expected to close in the second half of this year. In connection with the sale, TI could recognize a material loss when the transaction closes, depending on the price of Micron common stock at that time.

Also on June 18, 1998, the company announced that as a result of various business divestitures over the past several years, the pending sale of its memory business, and weakness in the current semiconductor market environment, it was implementing a worldwide restructuring program in order to more closely match the size and cost of its support functions with the company's overall size, and further combine manufacturing resources for more efficient operations. The plan includes the elimination of approximately 3,500 jobs around the world over the next few months through voluntary programs, attrition, outsourcing and layoffs, as well as the closing of several facilities. As a result, the company took a pretax charge of $233 million in the second quarter, of which $126 million was included in marketing, general and administrative expense and $107 million in cost of revenues. Of the $233 million charge, $161 million was for severance, $55 million for asset writeoffs, and $17 million for vendor cancellation and lease charges.

A new accounting standard, SFAS No. 133, was issued in second quarter, 1998 and is effective in 2000. It requires that all derivatives be marked-to-market on an ongoing basis. This applies whether the derivatives are standalone instruments, such as forward currency exchange contracts and interest note swaps or embedded derivatives, such as conversion options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The company expects to adopt the standard in the first quarter of 2000 on a cumulative basis. The effect has not yet been determined.

In the first quarter of 1998, the company's DRAM manufacturing joint venture with Hitachi, Ltd. was discontinued. In this connection, TI incurred a first quarter pretax charge of $219 million, which is included in cost of revenues. Also in this quarter, research and development expense included a charge of $25 million for the value of acquired in-process research and development from two business acquisitions.

The company adopted SFAS No. 130 beginning in the first quarter of 1998. This accounting standard requires disclosure of total nonowner changes in stockholders' equity, which is defined as net income plus direct adjustments to stockholders' equity such as equity and cash investment adjustments and pension liability adjustments. On this basis, these nonowner changes in stockholders' equity, including net income, for the second quarters of 1998 and 1997, totaled $58 million and $235 million. For the six months ended
June 30, 1998, and 1997 they totaled $62 million and $363 million.

Accounting standard SOP 98-1 was issued in first quarter, 1998, and is effective in 1999. It requires capitalization of the development costs of software to be used internally, e.g., for manufacturing or administrative processes. The company, which currently expenses such amounts as incurred, expects to adopt the standard in the first quarter of 1999 for developmental costs incurred in that quarter and thereafter. The effect is not expected to be material.

Results for the second quarter of 1997 included a pretax operating charge of $44 million for the termination of joint-venture agreements in Thailand and a $66 million pretax gain from the sale of three TI businesses, principally software.

In the first quarter of 1997, the company sold its mobile computing business and terminated its digital imaging printing development program. As a result, the company took a pretax operating charge of $56 million in the first quarter, of which $27 million was for severance for involuntary employment reductions worldwide. These severance actions were essentially completed by the end of the quarter and affected approximately 1,045 employees. The balance, $29 million, was for other costs associated with the business sale and program termination, including vendor cancellation and lease charges.

The statements of income, statements of cash flows and balance sheet at June 30, 1998, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

Business segment information is as follows:

                                         For Three Months Ended          For Six Months Ended
                                         ----------------------------------------------------
                                            June 30   June 30             June 30   June 30
Business Segment Net Revenues                 1998      1997                1998      1997
(millions of dollars)                       -------   -------             -------   -------
-----------------------------
Semiconductor
  Trade.................................... $ 1,707   $ 2,053             $ 3,523   $ 3,913
  Intersegment.............................       5         6                  10        14
                                            -------   -------             -------   -------
                                              1,712     2,059               3,533     3,927
                                            -------   -------             -------   -------
Materials & Controls
  Trade....................................     245	       250                 487       482
  Intersegment.............................      --         1                  --         1
                                            -------   -------             -------   -------
                                                245       251                 487       483
                                            -------   -------             -------   -------
Educational & Productivity Solutions
  Trade....................................     165       157                 240       226

Corporate activities.......................      45        39                  93        81
Divested activities........................      --        53                  --       106
                                            -------   -------             -------   -------
Total...................................... $ 2,167   $ 2,559             $ 4,353   $ 4,823
                                            =======   =======             =======   =======

Business Segment Profit (Loss)
(millions of dollars)
------------------------------
Semiconductor.............................. $   160   $   354             $   389   $   633
Materials & Controls.......................      37        33                  73        59
Educational & Productivity Solutions.......      37        32                  38        33
Corporate activities.......................     (53)      (59)                (97)     (113)
Special charges and gains,
  net of applicable profit sharing.........    (150)       17                (394)      (39)
Interest on loans/other income (expense),
  excluding 1998 and 1997 gains of
  $83 million and  $66 million included
  above....................................      34        (9)                 73       (23)
Divested activities........................      --       (24)                 --       (49)
                                            -------   -------             -------   -------
Income from continuing operations
  before provision for income taxes........ $    65   $   344             $    82   $   501
                                            =======   =======             =======   =======


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced its second quarter 1998 financial results. Excluding special items and the memory business, which is being sold to Micron Technology, TI's gross profit margin was 47 percent, up 3 percentage points from the year-ago quarter, and stable with the first quarter of 1998. TI's second-quarter revenues and orders were affected by sharply declining prices for dynamic random access memories (DRAMs) and general weakness in the world semiconductor market.

Revenues in TI's core business of digital signal processing solutions increased from the year-ago quarter, despite weakness in modem and hard-disk drive demand, and were about even with the first quarter of 1998, reflecting TI's leadership position in this area. Wireless communications continued to grow rapidly, reaching record levels in the quarter. For the quarter, revenues for TI's digital signal processors grew 25 percent and generated record levels of new design-ins.

Prices of DRAMs continued to decline during the quarter, increasing the operating loss in TI's memory operations to $222 million, equivalent to $0.36 per share. In the year-ago quarter, the memory loss was $20 million. Average unit prices for DRAM chips were down about 30 percent from the previous quarter, and were about 70 percent below second quarter 1997.

TI orders were $1934 million, down from $2657 million in the second quarter of 1997, reflecting weakness in the world semiconductor market, with about 40 percent of the change attributed to lower memory orders. The remainder reflects general market weakness across other semiconductor products. From the first quarter of 1998, TI orders were down 9 percent, with almost half of the change due to declines in memory and the remainder due to other semiconductor market weakness. TI revenues for the second quarter were $2167 million, down 15 percent from the year-ago quarter, primarily due to sharply lower prices in DRAMs.

Excluding special items, profit from operations (PFO) for the quarter was $181 million, down from the $336 million of the year-ago quarter, primarily due to increased pricing pressures for DRAMs. Income for the quarter was $142 million, down from the $213 million in the second quarter of 1997, primarily due to the increased loss in memory. Diluted earnings per share (EPS) were $0.35, compared with $0.54 in the second quarter of 1997.

Results for the quarter include a special charge of $233 million for a worldwide restructuring of support functions and consolidation of manufacturing operations, resulting in the elimination of 3,500 jobs. There was also an $83 million gain in the quarter on the sale of TI's shares in the TI-Acer joint venture to Acer Corporation. In the year-ago quarter, there was a special charge of $44 million for termination of joint-venture agreements in Thailand and a $66 million gain on the sale of three businesses, primarily software.

Including the effect of the special items, the loss from operations for the quarter was $52 million, compared with a PFO of $287 million in the second quarter of 1997. Income was $43 million, compared with $224 million in the year-ago quarter, and EPS was $0.11, compared with $0.56.

TI continues to benefit from a diverse portfolio of digital signal processing and analog products, with a broad range of applications. New product developments during the quarter included two new digital signal processors in the 'C5000 family that combine the industry's lowest power dissipation with 100 MIPS of performance. The 'C6701, the first floating-point member of the 'C6000 family, was introduced and has claimed the performance leadership position in the floating-point market.

Additionally, a new radio-frequency device was announced that minimizes power requirements and costs in mobile phones. Several developments in chipsets for Asymmetric Digital Subscriber Line (ADSL) high-speed digital modems included a new software feature that will greatly reduce ADSL installation complexity, while giving users more than 25 times the performance of current modems. TI also announced plans for Siemens and Diamond Multimedia to develop products using TI's ADSL chipset.

OUTLOOK

Near-term growth in the world semiconductor market continues to be restrained by ongoing DRAM pricing pressures, weakness in Japan, and customer inventory corrections. With these conditions, the world semiconductor market is now expected to decline in 1998. As a result, TI expects pressure on its semiconductor revenues and margins to continue in the third quarter of 1998.

In view of the near-term market conditions, TI is stepping up efforts to further reduce discretionary spending. TI is also implementing the previously announced restructuring plan for an estimated annualized cost savings of $270 million when fully implemented by year end.

TI remains positive about the outlook for the electronics industry. The industry is entering a new era of digital connections, fueled by the rapidly growing wireless communications and computer network markets. TI's plans for 1999 are based on continued strong growth in digital signal processors, and a solid recovery in analog/mixed-signal markets.

SECOND QUARTER 1998 SEGMENT REVIEW

NOTE: UNLESS STATED OTHERWISE, THE FINANCIAL RESULTS IN THIS REPORT ARE FROM CONTINUING OPERATIONS AND EXCLUDE SPECIAL ITEMS DETAILED EARLIER IN THIS REPORT.

SEMICONDUCTOR

Semiconductor orders in the second quarter declined by 30 percent from the same quarter a year ago, with almost half due to lower DRAM prices and the remainder due to general market weakness across other semiconductor products. Orders were also down sequentially by 15 percent, as declines in memory prices and weakness in the semiconductor market continued. Excluding memory orders, which were $120 million in the second quarter, semiconductor orders were down 20 percent from a year ago, and down 10 percent from the first quarter of 1998.

Semiconductor revenues were down 17 percent from the second quarter of 1997, primarily due to memory, and down 6 percent from the first quarter of 1998, with about half due to softness in modem and hard-disk drive markets and the balance due to memory. Excluding memory revenues, which were $177 million in the second quarter, semiconductor revenues were down 6 percent from a year ago, and down 4 percent from the first quarter of 1998.

Revenues of digital signal processing solutions represented more than 50 percent of the total semiconductor revenues in the second quarter of 1998.

Semiconductor PFO in the second quarter was $160 million, down $194 million from a year ago due to increased losses in memory. Compared to the first quarter, PFO decreased by $69 million, with the loss in memory increasing by $93 million. Excluding memory, operating margin improved by about 2 percentage points from a year ago.

For the first six months of 1998, semiconductor orders were $3245 million, down $979 million from the first six months of 1997, with slightly more than half of the decrease coming from memory and the remainder from other semiconductor market weakness. Semiconductor revenues of $3533 million were down $394 million, with memory being down $407 million. PFO was $389 million, down from $633 million in the first half of 1997. Excluding memory, PFO was up $26 million.

On June 18, 1998, TI announced the signing of a definitive agreement for the sale of its memory business to Micron Technology. In connection with this sale, TI could recognize a material loss when the transaction closes, depending on the price of Micron common stock at that time. The transaction is subject to several contingencies, including satisfactory completion of due diligence, completion of appropriate agreements with various third parties (including relevant government authorities), as well as customary regulatory approvals (including Hart-Scott-Rodino and European Union antitrust reviews). The transaction is expected to close in the second half of this year.

Under the terms of the agreement, Micron will purchase the assets of TI's semiconductor memory business for a combination of common stock and assumption of debt totaling approximately $1 billion (at Micron's stock price on July 20, 1998). The transaction includes the purchase of substantially all of TI's memory assets, as well as TI's shares in its two DRAM manufacturing joint ventures.

Upon closing, TI will receive approximately 28.9 million shares of Micron common stock, $740 million principal amount of seven-year, 6.5 percent notes convertible into an additional 12 million shares of Micron common stock, and a $210 million principal amount, seven year, 6.5 percent subordinated note. The market value of these notes is expected to be substantially less than their face amount. Micron also will assume approximately $190 million of government-sponsored debt associated with TI's Italian memory operations.

In addition to TI's memory assets, Micron will receive $750 million in financing from TI to facilitate the deployment of Micron's technology throughout the business. Micron and TI have also agreed upon a 10-year royalty-free semiconductor cross-license agreement, to begin January 1, 1999. TI will retain ownership of its related patents.

MATERIALS & CONTROLS

TI's Materials & Controls (M&C) business had a strong second quarter operating margin of 15 percent, up 2 percentage points from the year-ago quarter. This performance reflects continued gains from the M&C best-cost producer strategy, despite flattening revenue due to the weakened market conditions in Asia.

Revenues in the second quarter were down slightly from the year-ago quarter at $245 million, primarily due to Asian market conditions. Revenues were up slightly from the first quarter of 1998 due to normal seasonal conditions. The third quarter revenue is expected to reflect a seasonal reduction from first half revenue levels.

For the first half of 1998, M&C revenues were $487 million and about flat with the first half of 1997. PFO improved by $14 million to $73 million, reflecting gains from the best-cost producer strategy. Operating margin for the first six months of 1998 was 15 percent, up 3 percentage points from a year ago.

The TIRIS(TM) business continued steady progress, driven by strength in automotive security (immobilization) systems and growth in general market demand in radio-frequency identification systems. The Mobil Speedpass(TM) program has completed the next phase of nationwide deployment to approximately 3,300 service stations, at which more than 1.5 million motorists are purchasing gasoline with either keytags or vehicle-mounted car tags.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS

Led by ongoing strength in graphing calculator products, the Educational & Productivity Solutions (E&PS) business recognized record quarterly revenues. Revenues in the second quarter were $165 million, compared with $157 million in the year-ago quarter, and were more than double first quarter 1998, reflecting the normal seasonal pattern. PFO was $37 million, up $5 million from a year ago. Operating margin of 22 percent improved from last year by 2 percentage points.

For the first half of 1998, revenues were up 6 percent from a year ago, and PFO was up 15 percent from last year, reflecting strength from graphing products. Operating margin improved to nearly 16 percent, more than a full percentage point above last year.

The business continues to strengthen its ties with the education community. E&PS kicked off the T(3) - Teachers Teaching with Technology educator training summer workshops. Over 7,500 teachers are expected to participate in more than 300 workshops worldwide this summer.

DIGITAL IMAGING

Progress continues in the digital imaging business. (Note: This business is included in Corporate Activities in the Business Segment footnote to the financial statements.) The loss continues to narrow in this emerging business and is less than half the year-ago level. Recently, 16 new projection products incorporating the TI DLP(TM) technology were introduced at an international trade show. In June, TI's DLP technology was awarded an Emmy by the Academy of Television Arts and Sciences for Outstanding Achievement in Engineering Development.

ADDITIONAL FINANCIAL INFORMATION

For the first six months of 1998, TI's orders were $4070 million, down $1086 million from the same period a year ago, almost half due to memory and the remainder to other semiconductor market weakness. Revenues declined from $4823 million in the first half of 1997 to $4353 million in 1998, primarily due to memory. Excluding special items, PFO was $403 million, down from $563 million in the first half of 1997, due to increased losses in memory. Income was $318 million, down $34 million, and EPS were $0.79 versus $0.89 in the year-ago period.

Including special items: The loss from operations for the first six months of 1998 was $74 million, compared with a profit of $458 million in the year-ago period; income was $54 million, compared with $326 million; and EPS were $0.14, compared with $0.82 per share.

Results for the first quarter of 1998 include special charges of $244 million, primarily for discontinuing the DRAM manufacturing joint venture with Hitachi, Ltd. Last year's first quarter results included a special charge of $56 million, primarily related to severance actions and other costs associated with the sale of TI's mobile computing business. Special items for the second quarters of 1998 and 1997 were referenced earlier in this report.

The income tax rate for the first half of 1998 was 34 percent, which is the estimated rate for the full year.

During the first six months of 1998, cash and cash equivalents plus short-term investments decreased by $616 million to $2404 million. The discontinuance of the joint venture with Hitachi and the acquisition of those operating assets required $281 million of cash in the first quarter. In addition, $91 million of cash was used to purchase the remaining outstanding shares of Amati Communications Corporation's common stock in the first quarter.

Cash flow from operating activities net of additions to property, plant, and equipment was a negative $434 million in the first half of 1998. Capital expenditures in the first six months of 1998 were $698 million, compared to $562 million in the first half of 1997.

Capital expenditures totaled $314 million in the second quarter versus $337 million in the second quarter of 1997. Capital expenditures are projected to be about $1.2 billion for 1998. Depreciation for the second quarter of 1998 was $297 million, compared to $274 million in the same quarter a year ago, and $572 million for the first six months of 1998, compared with $519 million in the same period a year ago. Depreciation for 1998 is projected to be at $1.1 billion.

During the first half of 1998, TI repurchased approximately 1.6 million shares of its common stock as part of its previously stated intent to neutralize the potential dilutive effect of shares to be issued under employee stock options. At the end of the second quarter, the debt-to-total-capital ratio was .18, down slightly compared to the 1997 year-end value of .19.

As a result of losses in the memory business, TI's second quarter 1998 profit sharing expense was not significant.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 19 and 23 of the Registrant's 1997 annual report to stockholders and is incorporated by reference to such annual report.

                        PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Beginning May 1, 1998, the Registrant filed lawsuits in United States District Courts in Texas and Virginia, and in the United Kingdom, The Netherlands, France, Germany and Japan against Hyundai Electronics Industries Co., Ltd. or related entities (collectively, "Hyundai") seeking injunctive relief for alleged infringement of over a dozen of the Registrant's patents relating to the manufacture and sale of semiconductor devices, including DRAMs. Hyundai has responded by filing an action in United States District Court in New York based on a contract claim that its cross-license agreement with the Registrant has not yet expired, and by filing lawsuits in United States District Courts in Texas, Virginia and Delaware and a counterclaim in the Registrant's U.K. action, seeking injunctive relief against Registrant for alleged infringement of Hyundai's patents relating to the manufacture and sale of semiconductor devices, including DRAMs.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on April 16, 1998, in addition to the election of directors, the stockholders voted upon the board proposal contained in the Registrant's Proxy Statement dated February 27, 1998.

The board nominees were elected as directors with the following vote:

       Nominee                       For                 Withheld
       -------                       ---                 ---------
James R. Adams                      329,429,522             857,219
David L. Boren                      328,943,089           1,343,652
James B. Busey IV                   329,410,071             876,670
Daniel A. Carp                      329,454,744             831,997
Thomas J. Engibous                  329,360,183             926,558
Gerald W. Fronterhouse              328,834,973           1,451,768
David R. Goode                      329,469,428             817,313
Wayne R. Sanders                    329,465,196             821,545
Gloria M. Shatto                    329,365,324             921,417
Clayton K. Yeutter                  328,949,487           1,337,254


The board proposal was approved with the following vote:

                                                 Abstentions
                                                 (Other Than
                                                   Broker
Proposal               For          Against       Non-Votes)
--------               -----------  ----------   -----------
Board proposal with    273,141,671   56,677,679     467,391
respect to amendment
to the Registrant's
Restated Certificate
of Incorporation

The deadline for receipt of stockholder proposals for inclusion in the Registrant's 1999 proxy materials is October 30, 1998. The date by which the Registrant must receive notice of any person a stockholder intends to nominate as a director or any business proposal a stockholder intends to submit at its 1999 annual meeting is February 5, 1999.



ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Designation of
                 Exhibits in
                 this Report           Description of Exhibit
               --------------      -----------------------------
                    11             Computation of Basic and Diluted
                                   Earnings Per Common and Dilutive
                                   Potential Common Share


                    12             Computation of Ratio of Earnings
                                   to Fixed Charges and Ratio of
                                   Earnings to Combined Fixed Charges
                                   and Preferred Stock Dividends

                    27             Financial Data Schedule

          (b)  Report on Form 8-K

The Registrant filed the following report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1998: Form 8-K dated June 18, 1998, which included a news release regarding the sale of the Registrant's memory business.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, timely completion of the announced sale of the memory business to Micron, timing of customer inventory corrections, global economic conditions, realization of savings from announced worldwide restructuring and consolidation of manufacturing operations, fluctuation in exchange rates, product demand and industry capacity, manufacturing efficiencies, competitive products and pricing, new product development, timely completion of Year 2000 software modifications, availability of raw materials and critical manufacturing equipment, the regulatory and trade environment, ability to enforce patents, and other risks indicated in filings with the Securities and Exchange Commission.

Trademarks:  TIRIS and DLP are trademarks of Texas Instruments Incorporated.
             Speedpass is a trademark of Mobil Oil Corporation.




                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEXAS INSTRUMENTS INCORPORATED




                                     BY: /s/ MARVIN S. SELF
                                         --------------------------------
                                         Marvin S. Self
                                         Senior Vice President, Controller
                                         and Chief Accounting Officer

Date:  July 23, 1998

Exhibit Index

Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
----------------         -----------------------          --------------
    11                   Computation of Basic and Diluted       E
                         Earnings Per Common and Dilutive
                         Potential Common Share

    12                   Computation of Ratio of                E
                         Earnings to Fixed Charges and
                         Ratio of Earnings to Combined
                         Fixed Charges and Preferred
                         Stock Dividends

    27                   Financial Data Schedule                E
