Form 10-Q
period 1998-09-30
TEXAS INSTRUMENTS INC
filed 1998-10-22
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998            Commission File Number 1-3761



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

                                389,906,067
-----------------------------------------------------------------------------
        Number of shares of Registrant's common stock outstanding as of
                              September 30, 1998


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------

                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                        Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Nine Months Ended
                                                            ----------------------      ---------------------
                                                              Sept 30    Sept 30          Sept 30    Sept 30
Income                                                          1998       1997             1998       1997
------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 2,113    $ 2,500          $ 6,467    $ 7,322
Operating costs and expenses:
  Cost of revenues.........................................     1,308      1,518            4,281      4,587
  Research and development.................................       291        275              925        795
  Marketing, general and administrative....................       311        349            1,133      1,125
                                                              -------    -------          -------    -------
    Total..................................................     1,910      2,142            6,339      6,507
                                                              -------    -------          -------    -------
Profit from operations.....................................       203        358              128        815
Other income (expense) net.................................        65         33              258        127
Interest on loans..........................................        19         23               55         73
                                                              -------    -------          -------    -------
Income from continuing operations
  before provision for income taxes........................       249        368              331        869
Provision for income taxes.................................        85        129              113        304
                                                              -------    -------          -------    -------
Income from continuing operations..........................       164        239              218        565
Discontinued operations:
  Income from operations...................................        --         --               --         52
  Gain on sale.............................................        --      1,473               --      1,473
                                                              -------    -------          -------    -------
Net income ................................................   $   164    $ 1,712          $   218    $ 2,090
                                                              =======    =======          =======    =======

Diluted earnings per common share:
  Continuing operations....................................   $  0.41    $  0.60          $  0.55    $  1.42
  Discontinued operations:
    Income from operations.................................        --         --               --       0.13
    Gain on sale...........................................        --       3.68               --       3.71
                                                              -------    -------          -------    -------
  Net income ..............................................   $  0.41    $  4.28          $  0.55    $  5.26
                                                              =======    =======          =======    =======

Basic earnings per common share:
  Continuing operations....................................   $  0.42    $  0.62          $  0.56    $  1.47
  Discontinued operations:
    Income from operations.................................        --         --               --       0.14
    Gain on sale...........................................        --       3.81               --       3.84
                                                              -------    -------          -------    -------
  Net income ..............................................   $  0.42    $  4.43          $  0.56    $  5.45
                                                              =======    =======          =======    =======

Cash dividends declared per share of common stock..........   $  0.085   $ 0.085          $  0.17    $ 0.255

Cash Flows
----------
Continuing Operations:
  Net cash provided by operating activities............................................   $   827    $ 1,369

  Cash flows from investing activities:
    Additions to property, plant and equipment.........................................      (898)      (914)
    Purchases of short-term investments................................................    (1,096)    (1,662)
    Sales and maturities of short-term investments.....................................     2,027        172
    Acquisition of businesses, net of cash acquired....................................      (152)        --
    Proceeds from sale of discontinued operations less transaction costs...............        --      2,836
    Payments in connection with sale of memory business................................      (550)        --
    Proceeds from sale of other businesses.............................................       120        177
                                                                                          -------    -------
  Net cash provided by (used in) investing activities..................................      (549)       609







                                                    2

                                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                        Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)
                                                  (Continued)

                                                                                        For Nine Months Ended
                                                                                        ---------------------
                                                                                          Sept 30    Sept 30
                                                                                           1998       1997
                                                                                          -------    -------
Cash Flows (continued)
----------

  Cash flows from financing activities:
    Payments on loans payable..........................................................        (4)      (280)
    Additions to long-term debt........................................................        --         27
    Payments on long-term debt.........................................................       (55)        (1)
    Dividends paid on common stock.....................................................      (100)       (97)
    Sales and other common stock transactions..........................................        99        129
    Common stock repurchase program....................................................      (167)       (27)
                                                                                           -------    -------
  Net cash used in financing activities................................................      (227)      (249)

  Effect of exchange rate changes on cash..............................................        14        (23)
                                                                                          -------    -------
  Cash provided by continuing operations...............................................        65      1,706
                                                                                          -------    -------


Discontinued Operations:
  Operating activities.................................................................        --         73
  Investing activities.................................................................        --        (16)
                                                                                          -------    -------
  Cash provided by discontinued operations.............................................        --         57
                                                                                          -------    -------
Net increase in cash and cash equivalents..............................................        65      1,763
Cash and cash equivalents, January 1...................................................     1,015        964
                                                                                          -------    -------
Cash and cash equivalents, September 30................................................   $ 1,080    $ 2,727
                                                                                          =======    =======


                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                             Consolidated Financial Statements
                    (In millions of dollars, except per-share amounts.)
                                                                        Sept 30      Dec. 31
Balance Sheet                                                             1998         1997
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $ 1,080      $ 1,015
  Short-term investments.............................................     1,062        2,005
  Accounts receivable, less allowance for losses of
    $110 million in 1998 and $73 million in 1997.....................     1,406        1,705
  Inventories:
    Raw materials....................................................       118          105
    Work in process..................................................       264          364
    Finished goods...................................................       188          273
                                                                        -------      -------
      Inventories....................................................       570          742
                                                                        -------      -------
  Prepaid expenses...................................................        68           59
  Deferred income taxes..............................................       538          577
                                                                        -------      -------
    Total current assets.............................................     4,724        6,103
                                                                        -------      -------
Property, plant and equipment at cost................................     6,558        7,414
  Less accumulated depreciation......................................    (3,052)      (3,234)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     3,506        4,180
                                                                        -------      -------
Investments..........................................................     1,791           69
Deferred income taxes................................................       110          134
Other assets.........................................................       387          363
                                                                        -------      -------
Total assets.........................................................   $10,518      $10,849
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   268      $    71
  Accounts payable...................................................       456          698
  Accrued and other current liabilities..............................     1,480        1,727
                                                                        -------      -------
    Total current liabilities........................................     2,204        2,496
                                                                        -------      -------
Long-term debt.......................................................     1,040        1,286
Accrued retirement costs.............................................       779          731
Deferred credits and other liabilities...............................       467          422

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized -  1,200,000,000 shares.
    Shares issued: 1998 - 391,995,432; 1997 - 390,359,317............       392          390
  Paid-in capital....................................................     1,199        1,183
  Retained earnings..................................................     4,640        4,488
  Less treasury common stock at cost.
    Shares: 1998 - 2,089,365; 1997 - 860,765.........................      (125)         (94)
  Other..............................................................       (78)         (53)
                                                                        -------      -------
    Total stockholders' equity.......................................     6,028        5,914
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $10,518      $10,849
                                                                        =======      =======


              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      Notes to Financial Statements


Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (400.1 and 399.9 million shares for the third quarters of 1998 and 1997, and 400.3 and 397.4 million shares for the nine months ended September 30, 1998 and 1997).

On September 30, 1998, TI sold its memory business, including its DRAM manufacturing joint venture interests, to Micron Technology, Inc. As a result, TI received 28,933,092 Micron common shares, $740 million in notes convertible into an additional 12 million Micron common shares, and a $210 million subordinated note. The market value of the seven year, 6.5% convertible and subordinated notes was approximately $836 million, with an average imputed interest rate of 8.7%. The Micron shares and notes are included in investments on the balance sheet. In addition to TI's memory assets, Micron received $550 million in cash from TI to facilitate the deployment of Micron's technology throughout the acquired business. TI deferred a pre-tax gain of $127 million on the sale until the repayment of the TI-provided financing. In connection with the sale, TI agreed to guarantee the payment obligations of one of its former joint ventures under a newly-syndicated $450 million principal amount credit facility. At closing, the joint venture had borrowed $210 million under the facility. As a result of the guarantee, TI was granted a security interest in the joint venture's assets. In addition, the guarantee is partially offset by certain contingent funding obligations of the joint venture shareholders.

In the second quarter of 1998, the company sold its shares in the TI-Acer DRAM semiconductor manufacturing joint venture to Acer Corporation for $120 million in cash. This sale resulted in a pretax gain of $83 million.

Also in the second quarter of 1998, the company announced that as a result of various business divestitures over the past several years, the pending sale of its memory business, and weakness in the current semiconductor market environment, it was implementing a worldwide restructuring program in order to more closely match the size and cost of its support functions with the company's overall size, and further combine manufacturing resources for more efficient operations. The plan included the elimination of approximately 3,500 jobs around the world over the next few months through voluntary programs, attrition, outsourcing and layoffs, as well as the closing of several facilities. As a result, the company took a pretax charge of $233 million in the second quarter, of which $126 million was included in marketing, general and administrative expense and $107 million in cost of revenues. Of the $233 million charge, $161 million was for severance, $55 million for asset writeoffs, and $17 million for vendor cancellation and lease charges. Implementation of the restructuring program is on schedule.

A new accounting standard, SFAS No. 133, was issued in second quarter, 1998 and is effective in 2000. It requires that all derivatives be marked-to-market on an ongoing basis. This applies whether the derivatives are standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives, such as conversion options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The company expects to adopt the standard in the first quarter of 2000 on a cumulative basis. The effect has not yet been determined.

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

The company adopted SFAS No. 130 beginning in the first quarter of 1998. This accounting standard requires disclosure of total nonowner changes in stockholders' equity, which is defined as net income plus direct adjustments to stockholders' equity such as equity and cash investment adjustments and pension liability adjustments. On this basis, these nonowner changes in stockholders' equity, including net income, for the third quarters of 1998 and 1997, totaled $131 million and $1,717 million. For the nine months ended September 30, 1998, and 1997 they totaled $193 million and $2,080 million.

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

The statements of income, statements of cash flows and balance sheet at September 30, 1998, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

Business segment information is as follows:

                                         For Three Months Ended         For Nine Months Ended
                                         ----------------------------------------------------
                                           Sept. 30   Sept. 30            Sept. 30   Sept. 30
Business Segment Net Revenues                 1998      1997                1998      1997
(millions of dollars)                       -------   -------             -------   -------
-----------------------------
Semiconductor
  Trade.................................... $ 1,523   $ 1,664             $ 4,646   $ 4,770
  Intersegment.............................       7         6                  16        20
                                            -------   -------             -------   -------
                                              1,530     1,670               4,662     4,790
                                            -------   -------             -------   -------
Materials & Controls
  Trade....................................     226	       238                 713       719
  Intersegment.............................       1        --                   1         2
                                            -------   -------             -------   -------
                                                227       238                 714       721
                                            -------   -------             -------   -------
Educational & Productivity Solutions
  Trade....................................     133       138                 374       365

Corporate activities.......................      21        34                 115       113
Divested activities........................     202       420                 602     1,333
                                            -------   -------             -------   -------
Total...................................... $ 2,113   $ 2,500             $ 6,467   $ 7,322
                                            =======   =======             =======   =======

Business Segment Profit (Loss)
(millions of dollars)
------------------------------
Semiconductor.............................. $   363   $   396             $ 1,102   $ 1,111
Materials & Controls.......................      33        29                 106        88
Educational & Productivity Solutions.......      32        24                  70        57
Corporate activities.......................     (70)      (64)               (166)     (177)
Special charges and gains,
  net of applicable profit sharing.........      --        --                (394)      (40)
Interest on loans/other income (expense),
  excluding second quarter 1998 and 1997
  gains of $83 million and $66 million
  included above...........................      46        11                 119       (12)
Divested activities........................    (155)      (28)               (506)     (158)
                                            -------   -------             -------   -------
Income from continuing operations
  before provision for income taxes........ $   249   $   368             $   331   $   869
                                            =======   =======             =======   =======

NOTE:  Operating results and assets for the memory business, previously included in the semiconductor segment, are included in divested activities currently and on a retroactive basis.  On this basis, total assets of the semiconductor segment at September 30, 1998 and
December 31, 1997 are $4,697 million and $4,798 million, and total assets of divested activities are $154 million and $1,200 million.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced financial results for the third quarter of 1998 that included diluted earnings per share (EPS) of $0.41, compared with $0.60 in the third quarter of 1997 and $0.35 in the second quarter of 1998. EPS includes the effect of losses in the memory business, equivalent to $0.26 per share.

While total company performance was affected by weakness in the memory business and the overall semiconductor market, TI's digital signal processor
(DSP) business achieved 17 percent growth over the same period a year ago, outpacing DSP industry growth. Orders were up 8 percent from the second quarter of 1998 for Semiconductor (which excludes the memory business).

FINANCIAL RESULTS

(Note: The sale of the memory business to Micron Technology, Inc., was completed on September 30, 1998. In this report, TI total and semiconductor numbers are reported without memory in the Financial Results and Semiconductor sections. Details on TI results with memory are reported in the tables and the Additional Financial Information section.)

TI revenues for the third quarter were $1912 million, down 8 percent from the year-ago quarter, primarily due to the effects of continuing weakness in the world semiconductor market. Revenues were down 4 percent from the second quarter of 1998 due mainly to the seasonal cycle in the Educational & Productivity Solutions (E&PS) business. Operating margins were 18.7 percent, flat with the year-ago quarter. Compared to the second quarter of 1998, excluding charges in that quarter, operating margins were down 1.5 percentage points, about equally due to lower revenues in application-specific integrated circuits (ASIC), and an increased accrual for profit sharing.

Income for the quarter was $267 million, up 3 percent from the $258 million in the third quarter of 1997. Income was down 7 percent from the second quarter of 1998 excluding special charges, about equally due to lower revenues in ASIC and an increased accrual for profit sharing.

The profit-sharing accrual that was made for employees this quarter reflects the anticipated 1998 company performance without the memory business in the fourth quarter of 1998. Although profit-sharing expenses are accrued quarterly, profit sharing is paid annually based on the company's full-year operating profit margin. This year's profit-sharing expenses have been substantially reduced by the losses incurred by the memory business during the first three quarters of this year.

Third quarter orders were $1835 million, down from $2092 million in the year-ago quarter reflecting weakness in the world semiconductor market. Orders were up from the second quarter of 1998 primarily due to slightly higher orders for semiconductor products, which offset lower orders for M&C and E&PS products.

TI remains on target in reducing costs through the previously announced restructuring plan. Annualized cost savings for the company from reduced general and administrative expenses and operating costs are estimated to be $270 million. The restructuring is expected to be substantially implemented by year end.

TI's pre-tax gain of $127 million from the sale of its memory business has been deferred until repayment by Micron of the TI-provided financing.

OUTLOOK

Despite continuing weakness in the world semiconductor market, TI expects generally stable performance from its ongoing semiconductor business in the fourth quarter of 1998.

End-equipment markets for digital signal processing and analog continue to show a mixture of strength and weakness. The wireless market continues to grow at record levels. Based on customer input, TI has revised its expectations for the wireless market in 1998 to more than 140 million units of digital cellular phone shipments, compared to earlier estimates of 125 million units. The general market weakness in modems and hard-disk drives continues. The mass market, which is largely served through distribution channels, continues to grow at a slower rate in 1998 than in 1997, reflecting overall semiconductor market and world economic conditions.

Visibility into 1999 market growth for TI's core businesses remains limited due to uncertain world economies, as well as the timing of recovery in the modem and hard-disk drive markets.

TI remains positive about the long-term outlook for the digital signal processing and analog markets. The semiconductor industry today is increasingly driven by a surge in digital connectivity that can be seen primarily in the wireless and networking areas. TI believes the resulting growth and development of new products and applications will fuel the need for DSPs, which are the underlying processors for electronic equipment that must function in real time.

A number of new DSP markets are beginning to emerge, including digital cameras, satellite phones, smart antennas, voice over Internet Protocol, digital motor control and digital TV. TI continues to invest in the development of new markets through its $100 million venture fund. To date, the company has invested in 12 companies focused on next-generation applications of digital signal processors.

SEMICONDUCTOR

Semiconductor revenues were down 8 percent from the third quarter of 1997, primarily due to weakness in the hard-disk drive and modem markets. Revenues were even with the second quarter of 1998. Operating margins were flat with the year-ago quarter, and down slightly from second quarter of 1998 due about equally to lower revenues in ASIC, and an increased accrual for profit sharing. In the quarter, TI reached a 10-year semiconductor patent cross-license agreement with United Microelectronics Corporation (UMC) of Taiwan, and semiconductor revenues and operating margins include a one-time catch-up payment associated with this agreement.

Revenues in TI's digital signal processors increased 17 percent from the third quarter of 1997, primarily due to strength in wireless communications, and were even with the second quarter of 1998. Revenues in the analog business declined about 11 percent from the year-ago quarter, almost all of which was due to weakness in the hard-disk drive market. Analog revenues were about even with second quarter 1998 levels.

DSP and mixed-signal/analog now comprise 58 percent of TI's semiconductor revenues.

The remaining semiconductor revenues come from a broad range of advanced products, including standard logic, ASIC, reduced-instruction set microprocessors, and microcontrollers. The financial performance of these areas generally reflected the overall market weakness for semiconductors with revenues down substantially from the year-ago quarter. Compared with the second quarter of 1998, revenues were down slightly.

Semiconductor orders in the third quarter were down 13 percent from the year-ago quarter, primarily due to continuing weakness in the modem and hard-disk drive markets. Orders were up sequentially by about 8 percent, mainly due to growth in wireless chipsets.

MATERIALS & CONTROLS (M&C)

TI's M&C business had operating margins of 14.5 percent in the third quarter, up 2.3 percentage points from the year-ago quarter due to gains in their best cost producer strategy. Operating margins were down slightly from last quarter. Revenues were down 5 percent from the year-ago quarter, at $227 million, and down 7 percent from the second quarter of 1998. Results were affected by disruption of production at a major automotive customer.

TIRIS(TM) products continue to gain acceptance and new market applications, particularly in automotive and retail segments. In September, Frost & Sullivan awarded the TIRIS business its annual Market Engineering award, given each year for the company that has "exhibited world-class leadership in the radio frequency identification (RFID) industry."

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

Revenues for E&PS were down slightly from the third quarter of 1997 to $133 million. Operating margins were up more than six points from the year-ago quarter, reflecting improvements in costs. This business typically delivers peak financial performance in the second and third quarters, due primarily to the school-year cycle.

The new TI-89 graphing calculator began shipping in mid-August. The product has been well received, with the majority of educational dealers selling out of their inventory soon after receiving initial shipments. E&PS also made good progress in its long-term expansion strategy, with the signing of a memorandum of understanding with the Ministry of Education in China. Under this agreement, the Chinese government and TI will cooperate to promote the use of mathematics and science educational tools in China.

DIGITAL IMAGING

Revenues for Digital Imaging were up from a year ago. During the quarter, the business achieved several new design-ins in growth sectors of the market: ultraportable projectors, video wall, and large venue. In September, Plus Corporation, a Japanese customer, launched the industry's first XGA resolution ultraportable projector.

DIVESTED ACTIVITIES

Revenues for the memory business were down 52 percent from the year-ago quarter to $202 million, due to sharply lower DRAM prices. Revenues were up moderately from the second quarter of 1998, primarily due to increased
shipments.   Loss from operations in the quarter was $155 million, equivalent to $0.26 per share, versus a loss of $29 million in the year-ago quarter. In the second quarter of 1998, the loss from operations was $222 million, equivalent to $0.36 per share. The decrease from the second quarter was due primarily to increased shipments and slightly better pricing in the second half of the third quarter.

ADDITIONAL FINANCIAL INFORMATION

(Note: TI total numbers in this section include the memory business. Semiconductor numbers exclude memory.)

TI revenues for the third quarter were $2113 million, down 15 percent from the year-ago quarter, primarily due to sharply lower prices for DRAMs. Revenues were about flat with the second quarter of 1998.

TI revenues for the first nine months of 1998 were $6467 million, compared with $7322 million in the first nine months of 1997. Almost all of the decrease in revenues was due to lower DRAM prices. The decrease in semiconductor revenues for the first nine months of 1998 was primarily due to weakness in the hard-disk drive market. The decrease in M&C was due primarily to Asian market conditions, and the increase in E&PS was due to increased demand for graphing calculators.

TI's third quarter 1998 operating margins were 9.6 percent, down from 14.3 percent in the third quarter of 1997, primarily due to increased pricing pressures in DRAMs. Operating margins were up 1.3 percentage points from the second quarter of 1998 due to decreased losses in memory, excluding special charges in the second quarter. For the first nine months of 1998, excluding special items: TI operating margins were 9.4 percent, down 3.2 percentage points from the year-ago period primarily due to lower DRAM prices. Semiconductor operating margins were about flat. The improvement in M&C and E&PS resulted from product cost reductions.

Including special items: TI operating margins for the first nine months of 1998 were 2.0 percent, down 9.2 percentage points from the same period a year ago.

TI's third quarter income was $164 million, down from $239 million in the third quarter of 1997, primarily due to increased loss in memory. In the first nine months of 1998, excluding special items, income was $482 million, compared with $591 million in the year-ago time period, and diluted earnings per share were $1.20, compared with $1.49. Including special items, income was $218 million, compared with $565 million in the first nine months of 1997, and diluted earnings per share were $0.55, compared with $1.42.

TI third-quarter 1998 orders were $2020 million, down from $2449 million in the third quarter of 1997. The majority of the change is attributed to lower memory orders, while the remainder is due to general market weakness across other semiconductor products.

For the first nine months of 1998, TI's orders were $6091 million, compared with $7605 million from the same period a year ago. About half of the decline was due to lower memory orders, with the remainder essentially due to general market weakness across other semiconductor products. Semiconductor orders for the first nine months were down, due to lower demand from hard-disk drive and modem customers. M&C orders were slightly down, primarily due to Asian market conditions, and E&PS orders were up as a result of increased graphing calculator volume.

Results for the first quarter of 1998 include special charges of $244 million, primarily for discontinuing the DRAM manufacturing joint venture with Hitachi, Ltd. Last year's first quarter results included a special charge of $56 million, primarily related to severance actions and other costs associated with the sale of TI's mobile computing business. Special items for the second quarter of 1998 included a charge of $233 million for worldwide restructuring of support functions and consolidation of manufacturing operations, and an $83 million gain on the sale of TI's shares of the TI-Acer joint venture to Acer

Corporation. Last year's second quarter included a special charge of $44 million for the termination of joint-venture agreements in Thailand and a $66 million gain on the sale of three businesses, primarily software. There were no special items in the third quarters of 1998 and 1997.

The income tax rate for the first nine months of 1998 was 34 percent, which is the estimated rate for the full year.

During the first nine months of 1998, cash and cash equivalents plus short-term investments decreased by $878 million to $2142 million. The discontinuance of the joint venture with Hitachi and the acquisition of those operating assets required $281 million of cash in the first quarter. In addition, $91 million of cash was used to purchase the remaining outstanding shares of Amati Communications Corporation's common stock in the first quarter. Under the terms of the sale of TI's memory business to Micron Technology, TI provided $550 million of cash financing to Micron and received approximately 28.9 million shares of Micron common stock valued at $881 million as of the closing date, $740 million of 6.5 percent convertible notes, and a $210 million 6.5 percent subordinated note. As of the closing date, the market value of the convertible and subordinated notes was approximately $836 million, with an average yield to maturity of 8.7 percent. The Micron shares and notes are included in investments on the balance sheet. Per the terms of the sale, TI expects to make an additional cash payment to Micron in the fourth quarter of about $130 million as a result of lower than expected levels of working capital within the memory business at closing.

Cash flow from operating activities net of additions to property, plant and equipment was a use of $71 million in the first nine months of 1998.

Capital expenditures totaled $200 million in the third quarter versus $351 million in the third quarter of 1997, and $898 million for the first nine months of 1998, compared to $914 million in the first nine months of 1997. Capital expenditures are projected to be about $1.1 billion for 1998. Depreciation for the third quarter of 1998 was $305 million compared to $287 million in the same quarter a year ago, and $878 million for the first nine months of 1998 compared to $806 million for the same period a year ago. Depreciation for 1998 is projected to be at $1.1 billion.

During the first nine months of 1998, TI repurchased approximately 2.9 million shares of common stock as part of its previously stated intent to neutralize the potential dilutive effect of shares to be issued under employee stock options.

At the end of the third quarter, the debt-to-total-capital ratio was .18, down slightly compared to the 1997 year-end value of .19.

YEAR 2000

Since 1995, TI has been actively engaged in addressing Year
2000 (Y2K) issues. These result from the use of two-digit, rather than four-digit, year dates in software, a practice which could cause date-sensitive systems to malfunction or fail because they may not recognize or process date information correctly.

State of Readiness: To manage its Y2K program, TI has divided its efforts into four program areas:
     o Information Technology (computer hardware, software, and electronic data interchange (EDI) interfaces);
     o     Physical Plant (manufacturing equipment and facilities);
     o     Products (including product development); and
     o     Extended Enterprise (suppliers and customers).

For each of these program areas, TI is using a four-step approach:
     o     Ownership (creating awareness, assigning tasks);
     o     Inventory (listing items to be assessed for Y2K readiness);
     o Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, making initial contingency plans); and
     o Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans).

At September 30, 1998, the Ownership and Inventory steps were essentially complete for all program areas. The target completion dates for priority items by remaining steps are as follows:
Assessment -- December 1998; Corrective Action Deployment -- June 1999.

To date, TI has achieved approximately two-thirds of its Assessment goals for its four program areas. The Assessment status for each program area is as follows:
     o Information Technology: Substantially all of TI's business strategic information systems (manufacturing, marketing, financial, and human resources) have been assessed, corrected and verified, and corrected systems have been deployed. Hardware assessment is in process and on schedule for completion. TI is assessing the readiness of its EDI interfaces with major customers and suppliers and expects timely completion.
     o Physical Plant: Manufacturing equipment assessment has been substantially completed and corrective actions scheduled. Facilities assessment is in process and is approximately two-thirds completed. These efforts are expected to be completed on schedule.
     o Products: TI continues to assess the readiness of its current products and is providing product status information on its company web site. This effort includes semiconductor devices sold within the past 5 years. Divested product lines are not part of the assessment. The assessment to date has identified date-related issues with certain of TI's semiconductor development tool products. The company believes these issues are unlikely to cause significant problems for TI customers. Product assessments are expected to be completed on time.
     o Extended Enterprise: In 1997, TI began contacting its suppliers regarding their Y2K readiness. TI's Y2K supplier program includes assessing the readiness of its suppliers with a particular focus on those considered essential for prevention of a material disruption of TI's business operations. The assessment is ongoing and on schedule. TI is also discussing Y2K status with selected strategic customers.

Costs to Address Y2K Issues: TI's estimated aggregate costs for its Y2K activities from 1995 through 2000 are expected to range from $70 million to $90 million. To date, TI has spent approximately
$50 million.

Risks of Y2K Issues and Contingency Plans: TI continues to assess the Year 2000 issues relating to its physical plant, products, suppliers and customers, as well as legal risks that may be associated with discontinued products and divested product lines. TI's contingency planning process is intended to mitigate worst-case business disruptions. The company is preparing contingency plans to address worst-case issues such as delays in product delivery, which could potentially result from events such as supply chain disruptions. As noted above, the company expects its contingency plans to be complete by June 1999.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 19, 39 and 40 of the Registrant's 1997 annual report to stockholders and is incorporated by reference to such annual report.

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

On September 3, 1998, Hyundai's action filed in United States District Court in New York was dismissed with prejudice. On September 24, 1998, a Judicial Panel for Multi-District Litigation denied Hyundai's motion for consolidation and transfer. On October 9, 1998, the District Court for the Eastern District of Virginia transferred two lawsuits filed by Hyundai and one filed by the Registrant to the United States District Court for the Eastern District of Texas.


ITEM 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

            Designation of
              Exhibits in
              this Report           Description of Exhibit
            --------------      -----------------------------
                  2.2           Second Amendment to Acquisition
                                Agreement dated as of September 30, 1998
                                between Texas Instruments Incorporated
                                and Micron Technology, Inc. (incorporated
                                by reference to Exhibit 2.2 to the
                                Registrant's Current Report on Form 8-K
                                dated October 15, 1998)

                  4(a)          Certificate of Designation
                                relating to the Registrant's
                                Participating Cumulative Preferred Stock

                  4(b)          Rights Agreement dated as of
                                June 18, 1998 between the Registrant and
                                Harris Trust and Savings Bank as Rights
                                Agent which includes, as Exhibit B, the
                                the form of Right Certificate (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on
                                Form 8-A dated June 23, 1998)

                  4(c) Amendment dated as of September 18, 1998 to the Rights Agreement (incorporated by reference to Exhibit 2 to the Registrant's
                                Amendment No. 1 to Registration Statement on Form 8-A dated September 23, 1998)

                 11             Computation of Basic and Diluted
                                Earnings Per Common and Dilutive Potential
                                Common Share

                 12             Computation of Ratio of Earnings to Fixed
                                Charges and Ratio of Earnings to
                                Combined Fixed Charges and
                                Preferred Stock Dividends

                 27             Financial Data Schedule

(b)  Report on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1998: Form 8-K dated July 1, 1998, relating to the sale of the Registrant's semiconductor memory business to Micron Technology, Inc., Form 8-K dated July 3, 1998, which included a news release regarding the Registrant's adoption of a new stockholder rights plan.

 "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

This Form 10-Q includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as the company or its management "believes," "expects," "anticipates," "foresees" or other words or phrases of similar import. Similarly, statements herein that describe the company's business strategy, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations of the company or its management include, among others: (i) global economic conditions;
(ii) product demand and industry capacity; (iii) timing of customer inventory corrections; (iv) competitive products and pricing; (v) fluctuation in exchange rates; (vi) realization of savings from announced worldwide restructuring and consolidation of manufacturing operations;
(vii) manufacturing efficiencies;  (viii) new product development;
(ix) timely completion by customers and suppliers of their Year 2000 programs, accurate assessment of Year 2000 readiness, and the effectiveness of Year 2000 corrective actions; (x) availability of raw materials and critical manufacturing equipment; (xi) the regulatory and trade environment; and
(xii) the ability to enforce patents. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q, and the company undertakes no obligation to publicly update the forward-looking statements to reflect subsequent events or circumstances.


                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEXAS INSTRUMENTS INCORPORATED



                                        BY: /s/WILLIAM A. AYLESWORTH
                                           William A. Aylesworth
                                           Senior Vice President, Treasurer
                                           And Chief Financial Officer

Date:  October 22, 1998

Exhibit Index

Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
----------------         -----------------------          --------------

      2.1               Second Amendment to Acquisition          E
                        Agreement dated as of September 30, 1998
                        between Texas Instruments Incorporated
                        and Micron Technology, Inc. (incorporated
                        by reference to Exhibit 1 to the
                        Registrant's Registration Statement on
                        Form 8-A dated June 23, 1998)

      4(a)              Certificate of Designation               E
                        relating to the Registrant's
                        Participating Cumulative
                        Preferred Stock

      4(b)              Rights Agreement dated as of             E
                        June 18, 1998 between the
                        Registrant and Harris Trust
                        and Savings Bank, as Rights
                        Agent which includes, as
                        Exhibit B, the form of Right
                        Certificate (incorporated
                        by reference to Exhibit 1 to the
                        Registrant's Registration Statement
                        on Form 8-A dated June 23, 1998)

     4(c)               Amendment dated as of September 18,     E
                        1998 to the Rights Agreement (
                        incorporated by reference to Exhibit 2
                        to the Registrant's Amendment No. 1
                        to Registration Statement on Form 8-A
                        dated September 23, 1998)

     4(c)               Amendment dated as of September          E
                        18, 1998 to the Rights Agreement
                       (incorporated by reference to Amendment
                        No. 1 to Form 8-A dated September
                        23, 1998)

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
