Form 10-K405
period 1998-12-31
TEXAS INSTRUMENTS INC
filed 1999-02-22
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998
                        Commission File Number 1-3761

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $33,833,000,000 as of December 31, 1998.


                                  390,679,959
     ---------------------------------------------------------------------
     (Number of shares of common stock outstanding as of December 31, 1998)

Parts I, II and IV hereof incorporate information by reference to the Registrant's 1998 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant's proxy statement for the 1999 annual meeting of stockholders.


                                      PART I

ITEM 1.   Business.

Semiconductor
-------------

Texas Instruments Incorporated ("TI" or the "company," including subsidiaries except where the context indicates otherwise) is a global semiconductor company and the world's leading designer and supplier of digital signal processors and analog integrated circuits, the engines driving the digitization of electronics. These two types of semiconductor products work together in digital electronic devices such as digital cellular phones.
Analog technology converts analog signals like sound, light, temperature and pressure into the digital language of zeros and ones, which can then be processed in real-time by a digital signal processor. Analog integrated circuits also translate digital signals back to analog. Digital signal processors and analog integrated circuits enable a wide range of new products and features for TI's more than 30,000 customers in commercial, industrial and consumer markets.

TI also is a world leader in the design and manufacturing of other semiconductor products. Those products include standard logic, application-specific integrated circuits, reduced instruction-set computing microprocessors, and microcontrollers.

The semiconductor business comprised 80% of TI's 1998 revenues when the divested memory business is excluded. TI's semiconductor products are used in a diverse range of electronic systems, including digital cell phones, computers, printers, hard disk drives, modems, networking equipment, digital cameras and video recorders, motor controls, autos, and home appliances. Products are sold primarily to original-equipment manufacturers and through distributors. TI's semiconductor patent portfolio has been established as an ongoing contributor to semiconductor revenues. Revenues generated from sales to TI's top three semiconductor customers accounted for approximately 24% of total semiconductor revenues in 1998.

The semiconductor business is intensely competitive, subject to rapid technological change and pricing pressures, and requires high rates of investment. TI is the leading supplier of digital signal processors and analog integrated circuits, yet faces strong competition in all of its semiconductor product lines. The rapid pace of change and technological breakthroughs constantly create new opportunities for existing competitors and start-ups, which can quickly render existing technologies less valuable.

In digital signal processors, TI competes with a growing number of large and small companies, both U.S.-based and international. New product development capabilities, applications support, software knowledge and advanced technology are the primary competitive factors in this business.

The market for analog integrated circuits is highly fragmented. TI competes with many large and small companies, both U.S.-based and international.
Primary competitive factors in this business are the availability of innovative designs and designers, a broad range of process technologies and applications support and, particularly in the standard products area, price.


                                       -2-

Demand for Digital Signal Processors/Analog Integrated Circuits
---------------------------------------------------------------

TI has undertaken a business strategy that focuses on developing and marketing digital signal processors and analog integrated circuits. TI has divested certain of its businesses and acquired others and invested its resources with the view of furthering its focus on these products. While TI believes that focusing its efforts on digital signal processors and analog integrated circuits offers the best opportunity for TI to achieve its strategic goals and that TI has developed, and will continue to develop, a wide range of innovative and technologically advanced products, the results of TI's operations may be adversely affected in the future if the demand for digital signal processors and analog integrated circuits decreases or this market grows at a pace significantly less than that projected by management.


Acquisitions and Divestitures
-----------------------------

From time to time TI considers acquisitions and divestitures that may strengthen its business portfolio. TI may effect one or more of these transactions at such time or times as it determines to be appropriate. In 1998, as TI narrowed its focus to digital signal processors and analog integrated circuits, it acquired technology companies that brought unique expertise to these core product areas. In the first quarter, TI acquired GO DSP Corporation, a developer of software development tools for digital signal processors; Spectron Microsystems, a developer of real-time operating software for use in digital signal processing applications; and Oasix and Arisix corporations, both digital integrated circuit design centers for hard disk drive products. In the fourth quarter, TI acquired certain assets of Adaptec, Inc., a developer of hardware and software for the high-end hard disk drive market, a market that increasingly will use digital signal processors in addition to analog integrated circuits.

In addition, in 1998, TI divested its dynamic random-access memory (DRAM) semiconductor operation. The business was sold in the third quarter to Micron Technology, Inc., and included TI's wholly owned manufacturing facilities in Avezzano, Italy, and Richardson, Texas, its joint-venture interests in Japan and Singapore, and an assembly and test operation in Singapore. Revenues, profits and fixed assets for the divested memory business are included in "Divested Activities" in the note to the financial statements captioned "Business Segment and Geographic Area Data" on pages 29-31 of TI's 1998 annual report to stockholders.


Other TI Businesses
-------------------

In addition to semiconductors, TI has two other principal segments. The largest, representing 12% of TI's 1998 revenues when the memory business is excluded, is Materials & Controls (M&C). This business sells electrical and electronic controls, electronic connectors, sensors, radio-frequency identification systems and clad metals into commercial and industrial markets. Typically the top supplier in targeted product areas, M&C faces strong multinational and regional competitors. The primary competitive factors in this business are product reliability, manufacturing costs, and engineering expertise. The products of this business are sold directly to original-


                                       -3-
equipment manufacturers and through distributors. Revenues generated from sales to TI's top three M&C customers accounted for approximately 15% of total M&C revenues in 1998.

Educational & Productivity Solutions (E&PS) represents 6% of TI's 1998 revenues when the memory business is excluded, and is a leading supplier of educational and graphing calculators. This business sells primarily through retailers and to schools through instructional dealers. TI's principal competitors in this business are several Japanese companies. Technology expertise, price and infrastructure for education and market understanding are primary competitive factors in this business. Revenues generated from sales to TI's top three E&PS customers accounted for approximately 26% of total E&PS revenues in 1998.

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


General Information
-------------------

TI is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in more than 25 countries. TI's largest geographic markets are in the United States, Asia, Japan and Europe. TI has been in operation since 1930.

The financial information with respect to TI's business segments and operations outside the United States, which is contained in the note to the financial statements captioned "Business Segment and Geographic Area Data" on pages 29-31 of TI's 1998 annual report to stockholders, is incorporated herein by reference to such annual report.


Backlog
-------
The dollar amount of backlog of orders believed by TI to be firm was $1233 million as of December 31, 1998 and $1623 million as of December 31, 1997. TI's backlog does not represent actual revenues and is only an indication of future revenues which may be entered on the books of account of TI. Backlog orders are, under certain circumstances, subject to cancellation by the purchaser without penalty and do not reflect any potential adjustments for price decreases.


Raw Materials
-------------
TI purchases materials, parts and supplies from a number of suppliers. The materials, parts and supplies essential to TI's business are generally available at present and TI believes at this time that such materials, parts and supplies will be available in the foreseeable future.



                                       -4-
Patents and Trademarks
----------------------
TI owns many patents in the United States and other countries in fields relating to its business. The company has developed a strong, broad-based patent portfolio. TI also has several agreements with other companies involving license rights and anticipates that other licenses may be negotiated in the future. TI does not consider its business materially dependent upon any one patent or patent license, although taken as a whole, the rights of TI and the products made and sold under patents and patent licenses are important to TI's business.

TI owns trademarks that are used in the conduct of its business. These trademarks are valuable assets, the most important of which are "Texas Instruments" and TI's corporate monogram.


Research and Development
------------------------
TI's research and development expense was $1206 million in 1998, compared with $1536 million in 1997 and $1181 million in 1996. Included is a charge for the value of in-process research and development of $25 million in 1998 as a result of two business acquisitions; $461 million in 1997 as a result of the acquisition of Amati Communications Corporation; and $192 million in 1996 as a result of the acquisition of Silicon Systems, Inc.


Seasonality
-----------
TI's revenues and operating results are subject to some seasonal variation.


Employees
---------
The information concerning the number of persons employed by TI at December 31, 1998 on page 35 of TI's 1998 annual report to stockholders is incorporated herein by reference to such annual report.


Cautionary Statements Regarding Future Results of Operations
------------------------------------------------------------

You should read the following cautionary statements in conjunction with discussions of factors discussed elsewhere in this and other of TI's filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of TI and are not meant to be an exhaustive discussion of risks that apply to companies with broad international operations, such as TI. Like other businesses, TI is susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and performance of TI or its customers. Similarly, the price of TI's securities is subject to volatility due to fluctuations in general market conditions, differences in TI's results of operations from estimates and projections generated by the investment community and other factors beyond TI's control.




                                       -5-
     Significant Delay in the Recovery or Worsening of the Market for
     ----------------------------------------------------------------
     Semiconductors.
     ---------------

     TI's semiconductor business represents its largest business segment and the principal source of its revenues. The semiconductor market has historically been cyclical and subject to significant economic downturns. The weak semiconductor market in 1998 had an adverse effect on the demand for TI's semiconductor products and resulted in a decrease in revenues from TI's sale of semiconductors compared to 1997. A significant delay in the recovery of, or a prolonged weakening of, the semiconductor market may adversely affect TI's results of operations and have an adverse effect on the market price of its securities.

     Dependence on Technology and New Product Development and Marketability.
     -----------------------------------------------------------------------

     TI's results of operations depend in part upon its ability to successfully develop and market innovative products in a rapidly changing technological environment. TI requires significant capital to develop new technologies and products to meet changing customer demands that, in turn, may result in
shortened product lifecycles.   Moreover, expenditures for technology and
product development are generally made before the commercial viability for such developments can be assured. As a result, there can be no assurance that TI will successfully develop and market these new products, that the products TI does develop and market will be well received by customers or that TI will realize a return on the capital expended to develop such products.

     Competition
     -----------

     TI faces intense technological and pricing competition in the markets in which it operates. TI expects that the level of this competition will increase in the future from large, established semiconductor and related product companies, as well as from emerging companies serving niche markets also served by TI. Certain of TI's competitors possess sufficient financial, technical and management resources to develop and market products that may compete favorably against those products of TI that currently offer technological and/or price advantages over competitive products. Competition results in price and product development pressures, which may result in reduced profit margins and lost business opportunities in the event that TI is unable to match price declines or technological, product, applications support, software or manufacturing advances of its competitors.

     Intellectual Property Rights
     ----------------------------

     TI benefits from royalties generated from various license agreements that will be in effect through the year 2005. Future royalty revenues and access to world-wide markets depend on the continued strength of TI's intellectual property portfolio. TI actively enforces and protects its intellectual property rights, but there can be no assurance that TI's efforts will be adequate to prevent the misappropriation or improper use of the protected technology. Moreover, there can be no assurance that, as TI's business expands into new areas, TI will be able to independently develop the technology, software or know-how necessary to conduct its business and may have to rely


                                       -6-
increasingly on licensed technology from others. To the extent that TI relies on licenses from others, there can be no assurance that it will be able to obtain all of the licenses it desires in the future on terms it considers reasonable or at all.

     Decline in Demand for Products in Key Markets
     ---------------------------------------------

     TI's customer base includes companies in a wide range of industries, but TI generates a significant amount of revenues from sales to customers in the telecommunications and computer industries. Within these industries, a large portion of TI revenues is generated by the sale of digital signal processors and analog integrated circuits to customers in the cellular phone, modem and hard disk drive segments of these industries. A significant decline in any one or several of these end-user markets could have a material adverse effect on the demand for TI's products and its results of operations.

     Impact of Year 2000 Issue
     -------------------------

     As discussed on pages 37-38 of TI's 1998 annual report to stockholders, since 1995 TI has been addressing Year 2000 issues that result from the use of two digit, rather than four digit, year dates in software. TI has essentially completed the assessment phase of its Year 2000 effort in the program areas of Information Technology, Physical Plant and Products. Assessment in the Extended Enterprise program area is ongoing. There can be no assurance, however, that TI has fully and accurately assessed its Year 2000 readiness or the effectiveness of its corrective actions, nor can there be any assurance that TI's customers and suppliers will timely complete their respective Year 2000 efforts and avoid Year 2000 disruption.

     International Operations
     ------------------------

     TI operates in 25 countries worldwide and in 1998 derived in excess of 68% of its revenues from sales to locations outside the United States. Operating internationally exposes TI to changes in the laws or policies, as well as the general economic conditions, of the various countries in which it operates, which could result in an adverse effect on TI's business operations in such countries and its results of operations. Also, as discussed in more detail on pages 22 and 38-39 of TI's 1998 annual report to stockholders, TI uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on the company's non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar strengthens in relation to the non-U.S. currencies in which TI transacts business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on TI's non-U.S. business.


     Dependence on Certain Customers
     -------------------------------

     While TI generates revenues from thousands of customers worldwide, the loss of or significant curtailment of purchases by one or more of its top customers, including curtailments due to a change in the sourcing policies or practices of these customers, may adversely affect TI's results of operations.



                                       -7-
     Dependence on Key Personnel
     ---------------------------

     TI's continued success depends on the retention and recruitment of skilled personnel, including technical, marketing, management and staff personnel. Experienced personnel in the electronics industry are in high demand and competition for their skills is intense. There can be no assurance that TI will be able to successfully retain and recruit the key personnel that it requires.


Available Information
---------------------

TI files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by TI at the SEC's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549, or at the SEC offices in New York, New York and Chicago, Illinois. Please call (800) SEC-0330 for further information on the public reference rooms. TI's filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov.





































                                       -8-
ITEM 2.   Properties.

TI's principal executive offices are located at 8505 Forest Lane, Dallas, Texas. TI owns and leases plants in the United States and 11 other countries for manufacturing and related purposes. The following table indicates the general location of TI's principal plants and the business segments which make major use of them. Except as otherwise indicated, the principal plants are owned by TI.

                                        Materials
                       Semiconductor   & Controls       E&PS
                       -------------   ------------     ----
Dallas, Texas(1)              X             X             X
Houston, Texas                X
Sherman, Texas(1)(2)          X
Santa Cruz, California        X
Attleboro,                    X             X
  Massachusetts
Freising, Germany             X             X
Baguio,                       X
  Philippines(3)
Hiji, Japan                   X
Kuala Lumpur,                 X             X
  Malaysia(4)
Miho, Japan                   X
Taipei, Taiwan                X
Aguascalientes, Mexico        X             X
--------------------
(1) Certain plants or portions thereof in Dallas and Sherman are leased to Raytheon Company or Raytheon-related entities in connection with the sale in 1997 of TI's defense systems and electronics business.
(2)  Leased.
(3)  Owned on leased land.
(4) Approximately half of this site is owned on leased land; the remainder is leased.

TI's facilities in the United States contained approximately 17,700,000 square feet as of December 31, 1998, of which approximately 3,300,000 square feet were leased. TI's facilities outside the United States contained approximately 5,600,000 square feet as of December 31, 1998, of which approximately 1,300,000 square feet were leased.

TI believes that its existing properties are in good condition and suitable for the manufacture of its products. At the end of 1998, the company utilized substantially all of the space in its facilities.

Leases covering TI's leased facilities expire at varying dates generally within the next 10 years. TI anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.


ITEM 3.   Legal Proceedings.


Beginning May 1, 1998, TI filed lawsuits in United States District Courts in Texas and in courts in the United Kingdom, The Netherlands, France, Germany


                                       -9-
and Japan against Hyundai Electronics Industries Co., Ltd. or related entities (collectively, "Hyundai") seeking injunctive relief for alleged infringement of over a dozen of TI's patents relating to the manufacture and sale of semiconductor devices, including DRAMs. Hyundai responded by filing lawsuits in United States District Courts in Texas and Delaware, seeking injunctive relief against TI for alleged infringement of Hyundai's patents relating to the manufacture and sale of semiconductor devices, including DRAMs.

Approximately $300 million of grants from the Italian government to TI's former memory operations in Italy are being reviewed in the ordinary course by government auditors. TI understands that these auditors are questioning whether some of the grants were applied to purposes outside the scope of the grants. TI's deferred gain on the sale of its memory business may be reduced to the extent that any grants are determined to have been misapplied. Also, TI understands that an Italian prosecutor is conducting a criminal investigation concerning a portion of the grants relating to specified research and development activities. The company believes that the grants were obtained and used in compliance with applicable law and contractual obligations.

TI is involved in various investigations and proceedings conducted by the federal Environmental Protection Agency and certain state environmental agencies regarding disposal of waste materials. Although the factual situations and the progress of each of these matters differ, the company believes that the amount of its liability will not have a material adverse effect upon its financial position or results of operations and, in most cases, TI's liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties.


ITEM 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.


                                    PART II


ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

The information which is contained in the note to the financial statements captioned "Common Stock Prices and Dividends" on page 41 of TI's 1998 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 1998 on page 35 of such annual report, are incorporated herein by reference to such annual report.


ITEM 6.   Selected Financial Data.

The "Summary of Selected Financial Data" for the years 1994 through 1998 which appears on page 35 of TI's 1998 annual report to stockholders is incorporated herein by reference to such annual report.







                                       -10-
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the headings "Financial Highlights," "Semiconductor," "Materials & Controls," "Educational & Productivity Solutions," "Digital Imaging" and the first two paragraphs under the heading "Building a Real Time Advantage" on pages 3-4, and the information contained under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 36-41 of TI's 1998 annual report to stockholders are incorporated herein by reference to such annual report.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is contained on pages 38 and 39 of TI's 1998 annual report to stockholders and is incorporated by reference to such annual report.


ITEM 8.   Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and the report thereon of the independent auditors, on pages 14-34 of TI's 1998 annual report to stockholders, are incorporated herein by reference to such annual report.

The "Quarterly Financial Data" on pages 42-43 of TI's 1998 annual report to stockholders is also incorporated herein by reference to such annual report.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


                                   PART III


ITEM 10.  Directors and Executive Officers of the Registrant.

The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption "Nominees for Directorship" in the company's proxy statement for the 1999 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.












                                       -11-
The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

       Name                   Age                     Position


Richard J. Agnich             55          Senior Vice President, Secretary
                                          and General Counsel

William A. Aylesworth         56          Senior Vice President,
                                          Treasurer and Chief Financial
                                          Officer

Thomas J. Engibous            46          Director; Chairman of the
                                          Board, President and Chief Executive
                                          Officer

Stephen H. Leven              47          Senior Vice President

Keh-Shew Lu                   52          Senior Vice President

John Scarisbrick              46          Senior Vice President

Richard Schaar                53          Senior Vice President
                                          (President, Educational &
                                          Productivity Solutions)

M. Samuel Self                59          Senior Vice President and Controller
                                          (Chief Accounting Officer)

Elwin L. Skiles, Jr.          57          Senior Vice President

Richard K. Templeton          40          Executive Vice President
                                          (President, Semiconductor)

Teresa L. West                38          Senior Vice President

Delbert A. Whitaker           55          Senior Vice President

Thomas Wroe                   48          Senior Vice President
                                          (President, Materials & Controls)


The term of office of the above listed officers is from the date of their election until their successor shall have been elected and qualified, and the most recent date of election of each of them was April 16, 1998. Messrs. Agnich, Aylesworth, Engibous and Skiles have served as officers of the company for more than five years. Mr. Templeton has served as an officer of the company since 1996, and he has been an employee of the company for more than five years. Ms. West and Messrs. Leven, Lu, Scarisbrick, Schaar, Self, Whitaker and Wroe have served as officers of the company since March 19, 1998 and have been employees of the company for more than five years.






                                       -12-
ITEM 11.  Executive Compensation.

The information which is contained under the caption "Directors Compensation," "Executive Compensation" in the company's proxy statement for the 1999 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of TI, and (b) the ownership of TI's common stock by the Chief Executive Officer and the five other most highly compensated executive officers, and all executive officers and directors as a group, which is contained under the caption "Voting Securities" in the company's proxy statement for the 1999 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of TI's common stock by each of the directors, which is contained under the caption "Nominees for Directorship" in such proxy statement, is also incorporated herein by reference to such proxy statement.




ITEM 13.  Certain Relationships and Related Transactions.

Not applicable.






                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  1 and 2.  Financial Statements and Financial Statement
                         Schedules:

          The financial statements and financial statement schedules are listed in the index on page 21 hereof.

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




                                       -13-
                3(b) Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year 1993).

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

                3(g) Certificate of Ownership and Merger Merging Tiburon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement No.
                             333-41919 on Form S-8).

                3(h) Certificate of Ownership and Merger Merging Tartan, Inc. into the Registrant (incorporated by reference to Exhibit 4(h) to the Registrant's Registration Statement No. 333-41919 on Form S-8).

                3(i) Certificate of Designation relating to the Registrant's Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                3(j) Certificate of Elimination of Designation of Preferred Stock of the Registrant.

                3(k) By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated
                             December 4, 1997).

                4(a)(i) Rights Agreement dated as of June 18, 1998 between the Registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Rights Certificate


                                       -14-
                             (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated June 23, 1998).

                4(a)(ii) Amendment dated as of September 18, 1998 to the Rights Agreement (incorporated by reference to Exhibit 2 to the Registrant's Amendment No. 1 to Registration Statement on Form 8-A dated September 23, 1998).

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

                10(b) Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1993).*

                10(c) Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

                10(d) Texas Instruments Executive Officer Performance Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).*

                10(e) Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to
                             Exhibit 10(e) to the Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended
                             March 31, 1998).




                                       -15-
                10(f) Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

                10(g) Texas Instruments Stock Option Plan for Non-Employee Directors.

                10(h) Asset Purchase Agreement dated as of January 4, 1997 between the Registrant and Raytheon Company (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 4,
                             1997).

                10(i) Acquisition Agreement dated as of June 18, 1998 between Texas Instruments Incorporated and Micron Technology, Inc. (exhibit C omitted) (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 18, 1998).

                10(j) Second Amendment to Acquisition Agreement dated as of September 30, 1998 between Texas Instruments Incorporated and Micron Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated October 15, 1998).

                10(k) Securities Rights and Restrictions Agreement dated as of September 30, 1998 between Texas Instruments Incorporated and Micron Technology, Inc.

                11 Computation of Earnings Per Common and Dilutive Potential Common Share.

                12           Computation of Ratio of Earnings to Fixed Charges.

                13 Portions of Registrant's 1998 Annual Report to Stockholders Incorporated by Reference Herein.

                21           List of Subsidiaries of the Registrant.

                23           Consent of Ernst & Young LLP.

                24           Powers of Attorney.

                27           Financial Data Schedule.

----------------
*Executive Compensation Plans and Arrangements:

          TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1994).

          Amendment No. 1 to TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iii) to Registrant's Annual Report on Form 10-K for the year 1994).

                                       -16-

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

     (b)  Reports on Form 8-K:

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1998: Form 8-K dated September 30, 1998, which included pro forma financial statements relating to the Registrant's sale of the memory business to Micron Technology, Inc.; Form 8-K dated October 1, 1998, relating to completion of the sale of the Registrant's memory business.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

This report includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as TI or its management "believes," "expects," "anticipates," "foresees," "forecasts," "estimates" or other words or phrases of similar import. Similarly, statements herein that describe TI's business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements.

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

- Market demand for semiconductors, particularly for digital signal processors and analog integrated circuits in key markets, such as telecommunications and computers.

- TI's ability to develop, manufacture and market innovative products in a rapidly changing technological environment.




                                       -17-
- TI's ability to compete in products and prices in an intensely competitive industry.

- TI's ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties.

- Timely completion by customers and suppliers of their Year 2000 programs, as well as accurate assessment of TI's Year 2000 readiness and effective implementation of corrective actions.

- Global economic, social and political conditions in the countries in which TI and its customers and suppliers operate, including fluctuations in foreign currency exchange rates.

- Losses or curtailments of purchases from key customers or the timing of customer inventory corrections.

-   TI's ability to recruit and retain skilled personnel.

-   Availability of raw materials and critical manufacturing equipment.

- Realization of savings from announced worldwide corporate restructuring efforts and consolidation of manufacturing operations.

For a more detailed discussion of these factors see the text under the heading "Cautionary Statements Regarding Future Operations" in Item 1 of this report. The forward-looking statements included in this report are made only as of the date of this report and TI undertakes no obligation to publicly update the forward-looking statements to reflect subsequent events or circumstances.






























                                       -18-
                                SIGNATURE

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

                                             TEXAS INSTRUMENTS INCORPORATED



                                             By: /s/WILLIAM A. AYLESWORTH
                                                ------------------------------
                                                William A. Aylesworth
                                                Senior Vice President,
                                                Treasurer and Chief
                                                Financial Officer

Date:  February 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of February, 1999.

              Signature                                Title


         /s/JAMES R. ADAMS*                          Director
------------------------------------
           James R. Adams

         /s/DAVID L. BOREN*                          Director
------------------------------------
           David L. Boren

         /s/JAMES B. BUSEY IV*                       Director
------------------------------------
          James B. Busey IV

         /s/DANIEL A. CARP*                          Director
------------------------------------
          Daniel A. Carp

       /s/THOMAS J. ENGIBOUS*              Chairman of the Board; President;
------------------------------------       Chief Executive Officer; Director
          Thomas J. Engibous

       /s/GERALD W. FRONTERHOUSE*                    Director
------------------------------------
        Gerald W. Fronterhouse

         /s/DAVID R. GOODE*                          Director
------------------------------------
           David R. Goode






                                       -19-
                                                     Director
------------------------------------
           Wayne R. Sanders

                                                     Director
------------------------------------
          Gloria M. Shatto

       /s/CLAYTON K. YEUTTER*                        Director
------------------------------------
         Clayton K. Yeutter

      /s/WILLIAM A. AYLESWORTH           Senior Vice President; Treasurer;
------------------------------------       Chief Financial Officer
        William A. Aylesworth


       /s/ M. SAMUEL SELF
------------------------------------       Senior Vice President; Controller;
           M. Samuel Self                  Chief Accounting Officer

*By:
     /s/WILLIAM A. AYLESWORTH
    -----------------------------
        William A. Aylesworth
          Attorney-in-fact

































                                       -20-
                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (Item 14(a))

                                                         Page Reference
                                                         --------------
                                                                     Annual
                                                                   Report to
                                                    Form 10-K     Stockholders
                                                    ---------     ------------
Information incorporated by reference
to the Registrant's 1998 Annual Report
to Stockholders:

Consolidated Financial Statements:

            Income for each of the three
            years in the period ended
            December 31, 1998                                          14

            Balance sheet at December 31,
            1998 and 1997                                              15

            Cash flows for each of the
            three years in the period
            ended December 31, 1998                                    16-17

            Stockholders' equity for each of
            the three years in the period
            ended December 31, 1998                                    18

            Notes to financial statements                              19-33

            Report of Independent Auditors                             34

Consolidated Schedule for each of the three years in the period ended December 31, 1998:

            II.   Allowance for Losses and
                  Cash-Related Special Charges          22

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.










                                       -21-


                                                                Schedule II
                                                                -----------

                           TEXAS INSTRUMENTS AND SUBSIDIARIES
                ALLOWANCE FOR LOSSES AND CASH-RELATED SPECIAL CHARGES
                               (IN MILLIONS OF DOLLARS)
                        Years Ended December 31, 1998, 1997, 1996




                     Balance at     Additions Charged                             Balance
                     Beginning         to Costs and                               at End
Description           of Year            Expenses       Usage   Adjustments       of Year



Allowance for losses:
     1998              $73                $101           $ (77)        --             $97

     1997              $90                $133           $(150)        --             $73

     1996              $45                $163           $(118)        --             $90

Note:  Allowance for losses from uncollectible accounts, returns, etc., are deducted from accounts receivable in the balance sheet.

Cash-related special charges:
     1998              $148               $255           $(228)       $(20)           $155

     1997              $116               $152           $(116)       $ (4)           $148

     1996               $15               $145           $ (41)       $ (3)           $116


Notes:  Adjustments are to reflect changes in estimated costs and are either reversals to income or increases in expense.

Cash-related activity for special charges is included in the above schedule.  See analysis in the
Retirement and Incentive Plans note to the financial statements for non-cash, as well as cash-
related, activities for special charges.

















                                       -22-


Exhibit Index

Designation of
 Exhibit in                                                          Electronic
 this Report       Description of Exhibit                            or Paper
--------------     ----------------------                            ----------


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

      3(g)         Certificate of Ownership and Merger Merging
                   Tiburon Systems, Inc. into the Company
                   (incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement No.
                   333-41919 on Form S-8).

      3(h) Certificate of Ownership and Merger Merging Tartan, Inc. into the Company (incorporated by reference to Exhibit 4(h) to the Registrant's Registration Statement No. 333-41919 on Form S-8).

      3(i) Certificate of Designation relating to the Registrant's Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

      3(j)         Certificate of Elimination of Designation of
                   Preferred Stock of the Registrant.

      3(k) By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's
                   Current Report on Form 8-K dated
                   December 4, 1997).

      4(a)(i) Rights Agreement dated as of June 18, 1998 between the Registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated June 23, 1998).

      4(a)(ii) Amendment dated as of September 18, 1998 to the Rights Agreement (incorporated by reference to Exhibit 2 to the Registrant's Amendment No. 1 to Registration Statement on Form 8-A dated September 23, 1998).

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

      10(c) Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

      10(d) Texas Instruments Executive Officer Performance Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).*

      10(e) Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to
                   Exhibit 10(e) to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended
                   March 31, 1998).

      10(f) Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

      10(g)        Texas Instruments Stock Option Plan for
                   Non-Employee Directors.

      10(h) Asset Purchase Agreement dated as of January 4, 1997 between the Registrant and Raytheon Company (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 4,
                   1997).

      10(i) Acquisition Agreement dated as of June 18, 1998 between Texas Instruments Incorporated and Micron Technology, Inc. (exhibit C omitted) (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 18, 1998).

      10(j) Second Amendment to Acquisition Agreement dated as of September 30, 1998 between Texas Instruments Incorporated and Micron Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated October 15, 1998).

      10(k) Securities Rights and Restrictions Agreement dated as of September 30, 1998 between Texas Instruments Incorporated and Micron Technology, Inc.

      11           Computation of Earnings Per Common and Dilutive
                   Potential Common Share.

      12           Computation of Ratio of Earnings to Fixed Charges.

      13           Portions of Registrant's 1998 Annual Report to
                   Stockholders Incorporated by Reference Herein.

      21           List of Subsidiaries of the Registrant.

      23           Consent of Ernst & Young LLP.

      24           Powers of Attorney.

      27           Financial Data Schedule.

----------------
      *Executive Compensation Plans and Arrangements:

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