Form 10-Q
period 1999-03-31
TEXAS INSTRUMENTS INC
filed 1999-04-23
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                Commission File Number 1-3761



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

                           391,978,086
-----------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of March 31, 1999


PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
-----------------------------

                                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                                                 For Three Months Ended
                                                                                  Mar.31        Mar.31
Income                                                                             1999          1998
------                                                                           --------      --------
Net revenues ...............................................................      $ 2,039       $ 2,187
Operating costs and expenses:
  Cost of revenues..........................................................        1,127         1,517
  Research and development..................................................          306           328
  Marketing, general and administrative.....................................          323           364
                                                                                 --------      --------
    Total...................................................................        1,756         2,209
                                                                                 --------      --------
Profit (loss) from operations...............................................          283           (22)
Other income (expense) net..................................................           78            57
Interest on loans...........................................................           18            18
                                                                                 --------      --------
Income before provision for income taxes....................................          343            17
Provision for income taxes..................................................          110             6
                                                                                 --------      --------
Net income..................................................................      $   233       $    11
                                                                                 ========      ========

Diluted earnings per common share...........................................      $  0.58       $  0.03
                                                                                 ========      ========
Basic earnings per common share.............................................      $  0.59       $  0.03
                                                                                 ========      ========

Cash dividends declared per share of common stock...........................      $  .085            --


Cash Flows
----------
Net cash provided by (used in) operating activities.........................      $   217       $   (45)

Cash flows from investing activities:
  Additions to property, plant and equipment................................         (202)         (384)
  Purchases of short-term investments.......................................         (377)         (287)
  Sales and maturities of short-term investments............................          766           749
  Sales of noncurrent investments...........................................          172            --
  Acquisition of businesses, net of cash acquired...........................          (50)         (152)
                                                                                  -------       -------
Net cash provided by (used in) investing activities.........................          309           (74)

Cash flows from financing activities:
  Payments on long-term debt................................................          (34)          (35)
  Dividends paid on common stock............................................          (33)          (33)
  Sales and other common stock transactions.................................           77            18
  Common stock repurchase program...........................................         (175)           (9)
  Other.....................................................................           --            (3)
                                                                                  -------       -------
Net cash used in financing activities.......................................         (165)          (62)

Effect of exchange rate changes on cash.....................................           (8)           (4)
                                                                                  -------       -------
Net increase (decrease) in cash and cash equivalents........................          353          (185)
Cash and cash equivalents, January 1........................................          540         1,015
                                                                                  -------       -------
Cash and cash equivalents, March 31.........................................      $   893       $   830
                                                                                  =======       =======

                                       2


                                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                         Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)


                                                                        Mar. 31      Dec. 31
Balance Sheet                                                             1999         1998
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   893      $   540
  Short-term investments.............................................     1,316        1,709
  Accounts receivable, less allowance for losses of
    $56 million in 1999 and $70 million in 1998......................     1,471        1,343
  Inventories:
    Raw materials....................................................        80           77
    Work in process..................................................       365          354
    Finished goods...................................................       196          165
                                                                        -------      -------
      Inventories....................................................       641          596
                                                                        -------      -------
  Prepaid expenses...................................................        73           75
  Deferred income taxes..............................................       574          583
                                                                        -------      -------
    Total current assets.............................................     4,968        4,846
                                                                        -------      -------
Property, plant and equipment at cost................................     6,455        6,379
  Less accumulated depreciation......................................    (3,129)      (3,006)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     3,326        3,373
                                                                        -------      -------
Investments..........................................................     2,301        2,564
Deferred income taxes................................................        21           23
Other assets.........................................................       499          444
                                                                        -------      -------
Total assets.........................................................   $11,115      $11,250
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   260      $   267
  Accounts payable...................................................       535          510
  Accrued and other current liabilities..............................     1,248        1,419
                                                                        -------      -------
    Total current liabilities........................................     2,043        2,196
                                                                        -------      -------
Long-term debt.......................................................       989        1,027
Accrued retirement costs.............................................       811          895
Deferred income taxes................................................       354          381
Deferred credits and other liabilities...............................       239          224

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 1,200,000,000 shares.
    Shares issued: 1999 - 393,104,624; 1998 - 392,395,997............       393          392
  Paid-in capital....................................................     1,088        1,178
  Retained earnings..................................................     4,995        4,795
  Less treasury common stock at cost.
    Shares: 1999 - 1,126,538; 1998 - 1,716,038.......................      (103)        (134)
  Accumulated other comprehensive income.............................       306          296
                                                                        -------      -------
    Total stockholders' equity.......................................     6,679        6,527
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $11,115      $11,250
                                                                        =======      =======



                                       3

              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      Notes to Financial Statements


Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (404.3 and 400.0 million shares for the first quarters of 1999 and 1998).

In the first quarter of 1999 the company announced a consolidation of semiconductor manufacturing operations in Japan. This action resulted in a pretax charge of $31 million in the first quarter, of which $17 million was for asset write-downs to expected sale value, $13 million for severance for the elimination of 153 jobs, and $1 million for other related costs. Of the $31 million charge, $28 million was included in cost of revenues and $3 million in marketing, general and administrative expense. Also in this quarter, the company acquired Butterfly VLSI, Ltd., a developer of short-distance wireless products, for $50 million in cash. As a result, research and development expense included a charge of $10 million for the value of acquired in-process research and development.

In the first quarter of 1999, sale of the Micron subordinated note and other securities generated $172 million in cash.

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

Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the first quarters of 1999 and 1998 was $243 million and $4 million.

There has been no significant change in the status of the audit and investigation concerning grants from the Italian government.

Certain amounts in the prior period's financial statements have been reclassified to conform to the 1999 presentation.

The statements of income, statements of cash flows and balance sheet at March 31, 1999, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.













                                      4


Business segment data is as follows:

                                               For Three Months Ended
                                               ----------------------
Business Segment Net Revenues                    Mar. 31   Mar. 31
(millions of dollars)                              1999      1998
-----------------------------                    -------   -------
Semiconductor
  Trade....................................      $ 1,664   $ 1,593
  Intersegment.............................            9         5
                                                 -------   -------
                                                   1,673     1,598
                                                 -------   -------
Materials & Controls
  Trade....................................          245	       242
  Intersegment.............................           --        --
                                                 -------   -------
                                                     245       242
                                                 -------   -------
Educational & Productivity Solutions
  Trade....................................           81        76

Corporate activities.......................           22        48
Divested activities........................           18       223
                                                 -------   -------
Total......................................      $ 2,039   $ 2,187
                                                 =======   =======

Business Segment Profit (Loss)
(millions of dollars)
------------------------------
Semiconductor..............................      $   341   $   358
Materials & Controls.......................           40        36
Educational & Productivity Solutions.......           10         1
Corporate activities.......................          (75)      (44)
Special charges............................          (41)     (244)
Interest on loans/other income (expense)...           60        39
Divested activities........................            8      (129)
                                                 -------   -------
Income before provision for income taxes...      $   343   $    17
                                                 =======   =======















                                       5
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced first-quarter 1999 diluted earnings per share (EPS) of $0.65, an increase of 48 percent from $0.44 in the year-ago quarter, excluding special charges. Compared to the fourth quarter of 1998, EPS was up $0.06, despite profit-sharing expenses for the quarter that increased $0.08 per share. This higher profit-sharing expense reflects management expectations of significantly increased operating margins in 1999 compared to 1998, which included the losses of the divested memory business.

TI's gross profit margin increased to 46.1 percent, compared with 40.6 percent in the year-ago quarter, and 45.5 percent in the fourth quarter of 1998, excluding special charges.

Semiconductor orders were strong, increasing
19 percent from a year ago, primarily reflecting increased demand for TI's analog and digital signal processing products. Semiconductor orders increased 13 percent from the fourth quarter of 1998, primarily due to demand in analog products. Orders have increased sequentially for the past three quarters.

Including special charges, gross profit margin for the first quarter was
44.7 percent, compared with 30.6 percent a year ago, and EPS was $0.58, compared with $0.03.

Digital signal processor (DSP) revenues increased 16 percent from the year-ago quarter, driven primarily by strength in wireless communications and to a lesser extent the mass market, more than offsetting a decline in modems.

During the quarter, TI made good progress in expanding the use of DSPs into new applications and markets. TI announced the industry's first use of DSP technology to enhance the performance of desktop color laser printers.
Called xStream DSP(tm) Technology, the solution prints documents with complex color images and graphics in half the time of current printer technologies. The acquisition of Butterfly VLSI, Ltd., adds expertise to address the emerging short-distance wireless market. And TI and Liquid Audio, Inc. announced the development of hardware and software solutions that will enable digital music to be downloaded from the Internet for portable audio products.

Note: Throughout this report, TI total financial results for the first quarter of 1998 are reported with the memory business, which was divested in the third quarter of 1998. All semiconductor results are reported without memory.

FINANCIAL RESULTS

TI revenues for the first quarter of 1999 were $2039 million, compared to $2187 million in the first quarter of 1998. The decrease was due to the absence of revenue from the divested memory business. Revenues were up slightly from the fourth quarter of 1998. TI orders in the first quarter were $2230 million, up 4 percent from the year-ago quarter, and up 13 percent from the fourth quarter of 1998, due to strength across all businesses.

Results from the quarter include special charges of $41 million, primarily for a consolidation of semiconductor manufacturing operations in Japan. In the first quarter of 1998, there was a special charge of $244 million, primarily for discontinuing a DRAM manufacturing joint venture with Hitachi, Ltd. Results for the fourth quarter of 1998 included special charges of $72 million, substantially all of which was related to the closing of an assembly/test joint venture with Samsung Electronica, Lda. in Portugal and the sale of the Aversa, Italy, plant.

                                    6
Excluding special charges, operating margins for the quarter were 15.9 percent, up almost 6 percentage points from the year-ago quarter, due to the absence of the memory business. Operating margins were even with the fourth quarter of 1998, notwithstanding increased profit-sharing expenses. Income for the quarter was $261 million, up 49 percent from the year-ago quarter, due to elimination of memory business losses. Income was up 10 percent sequentially, primarily due to increased non-operating income, and to a lesser extent, improved operating profits.

Including special charges, operating margins for the first quarter of 1999 were 13.9 percent, compared with a negative 1.0 percent in the year-ago quarter, and income was $233 million, compared with $11 million.

OUTLOOK

TI expects increased growth in semiconductor in the second quarter, with revenues continuing to build through the year, based on continued strength in wireless, continued improvement in mass market, and recovery in hard disk drives (HDD). Higher second-quarter revenues also are expected from the calculator business, as it begins shipments for the back-to-school season.

With the continuing improvement in the large end-equipment markets and the additional focus on emerging end-equipment businesses, TI is raising its 1999 spending projections for R&D to $1.2 billion from $1.1 billion, and for capital to $1.3 billion from $1.0 billion.

Wireless communications continues to be a significant market for TI's DSP and analog products, driven by strong demand for digital cellular handsets. In 1998, TI shipped 100 million DSPs into this market. TI expects the number of digital handsets to grow about 50 percent in 1999, from 153 million in 1998 to 230 million this year. TI expects continued strength for DSP and analog products in the mass market, as recent design-in successes move into production and DSPs continue to penetrate new application areas. TI expects strength to build this year in its HDD business. TI is the leading semiconductor supplier to the HDD industry, providing a range of analog, mixed-signal, DSP, and application-specific integrated circuit (ASIC) products. The HDD market has a growing need for DSPs to handle higher-density requirements, driven by the rise in Internet downloads.

According to market analyst Forward Concepts, DSP sales are expected to increase 25 percent in 1999, to $4.4 billion, and reach $10.2 billion in 2002. Market analyst Dataquest estimates analog growth of 16 percent for the year.

SEMICONDUCTORS

Semiconductor revenues were up 5 percent from the first quarter of 1998, primarily due to gains in DSP. Semiconductor revenues were up 3 percent from the fourth quarter of 1998.

DSP revenues increased 16 percent from the year-ago quarter. As has been typical in the first quarter, DSP revenues declined slightly from the fourth quarter, primarily due to seasonality in HDD, which offset record sequential growth in the DSP mass market of 27 percent. Analog revenues were up
4 percent from the year-ago quarter, driven by higher demand in wireless. Analog revenues were flat sequentially, limited by seasonal conditions in HDD and temporary manufacturing issues that have been resolved.




                                    7
TI's remaining semiconductor revenues come from a broad range of products, including standard logic, ASICs, microcontrollers, and reduced instruction-set computing (RISC) microprocessors. Revenues for these combined areas declined from the year-ago quarter and increased from the fourth quarter.

Semiconductor revenues included one-time royalty revenues.

Semiconductor operating margins of 20.4 percent were down 2.0 percentage points from the year-ago quarter, primarily due to the accrual of increased profit-sharing expenses.

During the quarter, TI strengthened its product offerings with a number of new complementary analog and DSP catalog chips. Announcements included high-performance digital-to-analog converters designed to work with the 'C6000 DSP family for a wide range of video and graphics applications, and two new floating-point DSPs that bring low-cost precision to applications such as speech recognition, games and robotics. Additionally, TI announced it was shipping samples of a single-chip digital baseband product for wireless cellular phones, the industry's first such device with transistor feature sizes of 0.18-micron drawn (0.15 L-effective). This highly integrated 'C5000 DSP-based device offers customers improved power, cost and space savings.

Further strengthening TI's DSP systems-level integration capabilities were licensing agreements that will expand TI's embedded microprocessor portfolio. Licenses with MIPS Technologies, Inc. and NEC Corporation will provide TI access to RISC cores, which combine with TI DSPs for applications such as communications and digital consumer devices.

Highlighting TI's continuing leadership in DSP and analog were recent reports from market analysts. Forward Concepts stated that TI extended its lead in DSP to 47 percent market share, the only DSP vendor to gain share the last five years in a row. Dataquest named TI as the number one supplier in analog for the second straight year, the only major supplier to gain share in each of the last three years.

MATERIALS & CONTROLS (M&C)

Revenues for the M&C business were $245 million, about even with the first quarter of 1998. Revenues were up 7 percent sequentially, primarily due to strength in the industrial market, including seasonal build in the heating, ventilation and air-conditioning (HVAC) area, and to a lesser extent, increased demand in Asia. Operating margins were 16.4 percent, up 1.6 percentage points from the year-ago quarter, primarily due to actions taken in support of M&C's best-cost producer strategy.

In the TIRIS[TM] business, the Tag-it[TM] line pilot program was launched with British Airways in partnership with suppliers of luggage-handling equipment.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

Revenues for the E&PS business were up 7 percent from the first quarter of 1998 to $81 million, and about even with the fourth quarter. Revenues reflect the seasonal patterns of this business, with second and third quarters being the peak period for back-to-school shipments. Operating margins were 12.0 percent, up more than 10 percentage points from the year-ago quarter, and up almost 5 percentage points from the fourth quarter of 1998, due to significant improvements in operating costs.



                                    8
E&PS continues to grow its portfolio of educational products and services, which comprise its core focus. During the quarter, the business announced the TI-83 Plus, an upgradable graphing calculator enhanced with Flash ROM technology, new applications and more user-available memory, as well as the TI-30X IIS, TI's first scientific calculator with a two-line display.

DIGITAL IMAGING

Revenues in digital imaging declined from the year-ago quarter, primarily due to timing of new ultraportable product introductions and manufacturing issues associated with the transition to XGA resolution ultraportable products. The operating loss remained at about the level of the year-ago quarter.

Three new ultraportable projectors were introduced by TI customers, including a third XGA resolution ultraportable and an SVGA ultraportable below $3,000 from InFocus[R]. The ultraportable projector market continues to grow rapidly and TI's Digital Light Processing[TM] (DLP[TM]) is well positioned.

ADDITIONAL FINANCIAL INFORMATION

During the first quarter of 1999, cash and cash equivalents plus short-term investments decreased by $40 million to $2209 million. The sale of the Micron subordinated note and other securities generated $172 million of cash. The acquisition of Butterfly VLSI, Ltd., required approximately $50 million of cash in the first quarter.

First-quarter 1999 cash flow from operating activities net of additions to property, plant, and equipment was $15 million. First-quarter capital expenditures totaled $202 million, compared to $384 million in the first quarter of 1998, which included the divested memory business.

During the first quarter of 1999, TI continued to purchase shares of common stock as part of its program to reduce the potential dilutive effect of shares to be issued under employee stock options. TI spent $98 million of cash for share purchases net of proceeds from sales and other common stock transactions.

Depreciation for the first quarter of 1999 was $224 million, compared to $275 million in the same quarter a year ago. Depreciation for 1999 is projected at $1.0 billion.

The income tax rate for the first quarter of 1999 was 32 percent, which is the estimated rate for the full year.

At the end of the first quarter, the debt-to-total capital ratio was .16 versus .17 at the end of 1998.

YEAR 2000

Since 1995, TI has been actively engaged in addressing Year 2000 (Y2K) issues. These result from the use of two-digit, rather than four-digit, year dates in software, a practice which could cause date-sensitive systems to malfunction or fail because they may not recognize or process date information correctly.







                                    9
State of Readiness: To manage its Y2K program, TI has divided its efforts into four program areas:

   o Information Technology (computer hardware, software and electronic data interchange (EDI) interfaces);
   o  Physical Plant (manufacturing equipment and facilities);
   o  Products (including product development); and
   o  Extended Enterprise (suppliers and customers).

For each of these program areas, TI is using a four-step approach:

   o  Ownership (creating awareness, assigning tasks);
   o  Inventory (listing items to be assessed for Y2K readiness);
   o Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, making initial contingency plans); and
   o Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing contingency plans).

At March 31, 1999, the Ownership, Inventory, and Assessment steps were essentially complete for priority items in Information Technology, Physical Plant and Products. TI's assessment activities for Extended Enterprise will continue through the second quarter of 1999. TI considers priority items to be those that could significantly disrupt TI's business operations. The target completion date for priority items for the remaining step (Corrective Action Deployment) is June 30, 1999 for all program areas.

As of March 31, 1999, the status for each program area is as follows:

   o Information Technology: Corrective actions have been deployed for substantially all of TI's legacy business strategic information systems (manufacturing, marketing, financial and human resources). In the ordinary course of business, TI continues to install new business systems as appropriate. Verification of Y2K readiness is incorporated into the process of implementing these new systems. Assessment of infrastructure hardware and software that support TI's enterprise-wide networks and servers is essentially complete, and deployment of corrective actions is under way. TI has also deployed an assessment tool and corrective action process for desktop computers. The Y2K readiness of TI's EDI interfaces has been assessed, and testing continues with major customers. Testing of EDI interfaces with suppliers is complete, and TI believes that those interfaces are Y2K ready.

   o Physical Plant: Assessment of manufacturing equipment and facilities is substantially complete and corrective actions are under way.

   o Products: TI is essentially complete with the Y2K readiness assessment of its products and is providing product status information on its company web site. Divested product lines are not part of the assessment. This effort includes semiconductor devices sold within the past five years. TI's assessment indicates that the majority of semiconductor products either have no date logic or are programmable devices that require customer assessment of any software and firmware or other elements added by or at the request of TI's customers. TI has




                                   10
      identified date-related issues with certain of TI's semiconductor application software development tools and is providing corrective software patches. The company believes these development tool issues are unlikely to cause significant problems for TI customers. Assessment of products of the materials & controls, educational & productivity solutions and digital light processing businesses indicates they are either Y2K ready or have no date logic.

   o Extended Enterprise: TI's Y2K supplier program attempts to assess the readiness of TI suppliers, focusing on those that could significantly disrupt TI's business operations. TI began contacting its suppliers in 1997 to assess their readiness. This effort, which is ongoing and expected to be complete by June 30, 1999, has included sending Y2K surveys and conducting onsite Y2K reviews with selected suppliers. TI intends to develop contingency plans by June 30, 1999, on the basis of information gathered through the assessment process. TI continues to discuss Y2K status with selected strategic customers.

Costs to Address Y2K Issues: TI's estimated aggregate costs for its Y2K activities from 1995 through 2000 are expected to range from $70 million to $90 million. Through March 31, 1999, TI has spent approximately $57 million.

Risks of Y2K Issues and Contingency Plans: TI continues to review Y2K issues relating to its information technology, physical plant, products, suppliers and customers. As noted above, TI expects to develop a set of contingency plans by June 30, 1999, on the basis of information available as of that time. It will refine those plans as needed in response to further information gathered through the end of the year.

TI's contingency planning process is intended to mitigate worst-case business disruptions. TI believes that its most reasonably likely worst-case Y2K scenario would relate to disruption of supply from third parties as a result of Y2K problems experienced by those parties or their suppliers. TI's manufacturing, sales and service operations are dependent on an ongoing supply of infrastructure services (such as electricity, water and telecommunications services), materials and equipment spare parts from third parties as well as third-party transportation services. In many cases, TI depends on a limited number of suppliers for those services and materials. A disruption in supply could interrupt manufacturing operations and result in damage to work in process as well as delays in product deliveries to customers. These results could affect TI revenues and lead to claims by customers against the company. As part of contingency planning to address these risks, TI is considering alternatives such as the creation of buffer inventories of critical supplies and identification of alternative suppliers.

TI customers may experience Y2K disruptions that affect the quantity or timing of their orders to TI or their ability to make timely payment. If these disruptions occur, TI revenues and cash flow may be affected. TI cannot predict the likelihood of these disruptions or the extent of their impact on TI. It is unknown whether customers will change their spending patterns in preparation for the Year 2000 (for example, by accelerating or delaying orders).

Certain discontinued products and divested product lines present Y2K issues. In the event of product failure, these issues could expose TI to product liability or other types of claims. It is difficult to predict the extent of




                                   11
potential liability. However, for several reasons, TI does not expect these issues to result in claims that will have a material effect on its results of operations. The reasons include the age of the products (resulting in many being retired from service or upgraded in the ordinary course of business before the Year 2000), expiration of applicable warranty periods, widespread customer awareness of Y2K risks, and the efforts of TI and the acquirers of its divested product lines to alert customers to Y2K issues affecting the products. TI continues to review legal risks that may be associated with discontinued products and divested product lines.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 38 and 39 of the Registrant's 1998 annual report to stockholders and is incorporated by reference to such annual report.


                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Beginning May 1, 1998, TI filed lawsuits in United States District Courts in Texas and in courts in the United Kingdom, The Netherlands, France, Germany and Japan against Hyundai Electronics Industries Co., Ltd. or related entities (collectively, "Hyundai") seeking injunctive relief for alleged infringement of over a dozen of TI's patents relating to the manufacture and sale of semiconductor devices, including DRAMs. Hyundai responded by filing lawsuits in United States District Courts in Texas and Delaware, seeking injunctive relief against TI for alleged infringement of Hyundai's patents relating to the manufacture and sale of semiconductor devices, including DRAMs.

In the first of the cases to go to trial, a federal jury in the Eastern District of Texas found on March 25, 1999, that Hyundai had willfully infringed two TI patents relating to manufacturing processes and awarded TI $25.2 million for damages since the expiration of the TI-Hyundai cross license in October 1997. On April 19, 1999, the court ruled in favor of TI on the trial of Hyundai's defense of patent misuse. Still pending before the court are TI's motions for enhanced damages, attorneys fees and a permanent injunction.

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

         (a)  Exhibits

              Designation of
                Exhibits in
                This Report           Description of Exhibit
               --------------      -----------------------------
                    11             Computation of Basic and
                                   Diluted Earnings Per Common
                                   and Dilutive Potential
                                   Common Share

                    12             Computation of Ratio of
                                   Earnings to Fixed Charges

                    27             Financial Data Schedule as of
                                   March 31, 1999 and for the
                                   3 months then ended

         (b)  Reports on Form 8-K.

              None.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

This Form 10-Q includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as TI or its management "believes," "expects," "anticipates," "foresees," "forecasts," "estimates" or other words or phrases of similar import. Similarly, such statements herein that describe the company's business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements.

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of the company or its management:

o Market demand for semiconductors, particularly for digital signal processors and analog chips in key markets, such as telecommunications and computers;
o TI's ability to develop, manufacture and market innovative products in a rapidly changing technological environment;
o TI's ability to compete in products and prices in an intensely competitive industry;
o TI's ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;
o Timely completion by customers and suppliers of their Year 2000 programs, accurate assessment of TI's Year 2000 readiness and of risks associated with its current and past products, and effective implementation of contingency plans and corrective actions;
o Global economic, social and political conditions in the countries in which TI and its customers and suppliers operate, including fluctuations in foreign currency exchange rates;
o  Losses or curtailments of purchases from key customers;
o  TI's ability to recruit and retain skilled personnel;
o  Availability of raw materials and critical manufacturing equipment;
o Realization of savings from announced worldwide corporate restructuring efforts and consolidation of manufacturing operations.

For a more detailed discussion of these factors, see the text under the heading "Cautionary Statements Regarding Future Operations" in Item 1 of the company's Form 10-K for 1998. The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q and the company undertakes no obligation to publicly update the forward-looking statements to reflect subsequent events or circumstances.

TRADEMARKS:

xStream DSP, TIRIS, Tag-it, Digital Light Processing and DLP are trademarks of Texas Instruments.
InFocus is a registered trademark of In Focus Systems, Inc.

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

                                     TEXAS INSTRUMENTS INCORPORATED



                                     BY: /s/ WILLIAM A. AYLESWORTH
                                         -------------------------
                                         William A. Aylesworth
                                         Senior Vice President, Treasurer
                                         and Chief Financial Officer

Date:  April 23, 1999

Exhibit Index

Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
----------------         -----------------------          --------------
      11                 Computation of Basic and               E
                         Diluted Earnings Per Common
                         and Dilutive Potential
                         Common Share

      12                 Computation of Ratio of                E
                         Earnings to Fixed Charges

      27                 Financial Data Schedule                E
                         as of March 31, 1999 and for
                         the 3 months then ended

