Form 10-Q/A
period 1999-03-31
TEXAS INSTRUMENTS INC
filed 1999-08-09
CIK 97476

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

                         ------------------------------

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

        Registrant's telephone number, including area code (972) 995-3773

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

                                   391,978,086

                         ------------------------------
        Number of shares of common stock outstanding as of March 31, 1999

                              List of Items Amended

                                     PART I

Item                                                                        Page
----                                                                        ----

1. Financial Statements....................................................  3

2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations...............................................  9

                                     PART II

6. Exhibits and Reports on Form 8-K........................................ 18

                               Text of Amendments

Explanatory Note:

         Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items included herein.

         The purpose of the amendment is to make certain changes to the Financial Statements (Item 1) and the Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 of Texas Instruments Incorporated (the "company" or "TI") that was filed on April 23, 1999 (the "Original Filing"), and to the Exhibits and Reports on Form 8-K (Item
6) in Part II of the Original Filing.

         The amendment is being made to reflect certain comments received by TI from the Securities and Exchange Commission (the "SEC"). The SEC requested that TI amend the Original Filing to, among other things, (i) reorder its Management's Discussion and Analysis of Financial Condition and Results of Operations in order to place the discussion of inclusive results ahead of results without special charges and gains, (ii) provide additional disclosures, in notes to its financial statements and in its Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding certain special charges taken by TI, and (iii) restate results of operations to reduce costs of revenues by $16 million, which reduction resulted in income for the quarter increasing from $233 million to $244 million and earnings per share increasing from $0.58 to $0.60. The $16 million reduction in the first quarter costs of revenues will be charged to expense as depreciation ratably through the end of 2000.

         Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the company's periodic reports filed with the SEC subsequent to the date of such reports.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      Consolidated Financial Statements
              (In millions of dollars, except per-share amounts.)

                                                                      For Three Months Ended
                                                                       Mar. 31       Mar. 31
                                                                         1999         1998
                                                                      ---------     ---------
Income
Net revenues......................................................... $   2,039     $   2,187
Operating costs and expenses:
   Cost of revenues..................................................     1,111         1,517
   Research and development..........................................       306           328
   Marketing, general and administrative.............................       323           364
                                                                      ---------     ---------

         Total.......................................................     1,740         2,209
                                                                      ---------     ---------

Profit (loss) from operations........................................       299           (22)
Other income (expense) net...........................................        78            57
Interest on loans....................................................        18            18
                                                                      ---------     ---------

Income before provision for income taxes.............................       359            17
Provision for income taxes...........................................       115             6

Net income........................................................... $     244     $      11
                                                                      =========     =========

Diluted earnings per common share.................................... $    0.60     $    0.03
                                                                      =========     =========

Basic earnings per common share...................................... $    0.62     $    0.03
                                                                      =========     =========

Cash dividends declared per share of common stock.................... $    .085            --

Cash Flows
Net cash provided by (used in) operating activities.................. $     217     $     (45)

Cash flows from investing activities:
   Additions to property, plant and equipment........................      (202)         (384)
   Purchases of short-term investments...............................      (377)         (287)
   Sales and maturities of short-term investments....................       766           749
   Sales of noncurrent investments...................................       172            --
   Acquisition of businesses, net of cash acquired...................       (50)         (152)
                                                                      ---------     ---------

Net cash provided by (used in) investing activities..................       309           (74)

Cash flows from financing activities:
   Payments on long-term debt........................................       (34)          (35)
   Dividends paid on common stock....................................       (33)          (33)
   Sales and other common stock transactions.........................        77            18
   Common stock repurchase program...................................      (175)           (9)
   Other.............................................................        --            (3)
                                                                      ---------     ---------

Net cash used in financing activities................................      (165)          (62)

Effect of exchange rate changes on cash..............................        (8)           (4)
                                                                      ---------     ---------

Net increase (decrease) in cash and cash equivalents.................       353          (185)
Cash and cash equivalents, January 1.................................       540         1,015
                                                                      ---------     ---------

Cash and cash equivalents, March 31.................................. $     893     $     830
                                                                      =========     =========

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      Consolidated Financial Statements
              (In millions of dollars, except per-share amounts.)

                                                                        Mar.31       Dec. 31
                                                                         1999          1998
                                                                      ---------     ---------
Balance Sheet
Assets
Current assets:
   Cash and cash equivalents......................................... $     893     $     540
   Short-term investments:...........................................     1,316         1,709
   Accounts receivable, less allowance for losses of
     $56 million in 1999 and $70 million in 1998.....................     1,471         1,343
   Inventories:
     Raw materials...................................................        80            77
     Work in process.................................................       365           354
     Finished goods..................................................       196           165
                                                                      ---------     ---------

         Inventories.................................................       641           596
                                                                      ---------     ---------

   Prepaid expenses..................................................        73            75
   Deferred income taxes.............................................       574           583
                                                                      ---------     ---------

     Total current assets............................................     4,968         4,846
                                                                      ---------     ---------

Property, plant and equipment at cost................................     6,472         6,379
   Less accumulated depreciation.....................................    (3,130)       (3,006)
                                                                      ---------     ---------

     Property, plant and equipment (net)............................. $   3,342     $   3,373
                                                                      ---------     ---------

Investments..........................................................     2,301         2,564
Deferred income taxes................................................        21            23
Other assets.........................................................       499           444
                                                                      ---------     ---------

Total assets......................................................... $  11,131     $  11,250
                                                                      =========     =========

Liabilities and Stockholders' Equity
Current liabilities:
   Loans payable and current portion long-term debt.................. $     260     $     267
   Accounts payable..................................................       535           510
   Accrued and other current liabilities.............................     1,253         1,419
                                                                      ---------     ---------

     Total current liabilities.......................................     2,048         2,196
                                                                      ---------     ---------

Long-term debt.......................................................       989         1,027
Accrued retirement costs.............................................       811           895
Deferred income taxes................................................       354           381
Deferred credits and other liabilities...............................       239           224

Stockholders' equity:
   Preferred stock, $25 par value. Authorized - 10,000,000 shares.
     Participating cumulative preferred.  None issued................        --            --
   Common stock, $1 par value.  Authorized:  1,200,000,000 shares.
     Shares issued:  1999 - 393,104,624;  1998 - 392,395,997.........       393           392
   Paid-in capital...................................................     1,088         1,178
   Retained earnings.................................................     5,006         4,795
   Less treasury common stock at cost.
     Shares:  1999 - 1,126,538;   1998 - 1,716,038...................      (103)         (134)
   Accumulated other comprehensive income............................       306           296
                                                                      ---------     ---------

     Total stockholders' equity......................................     6,690         6,527
                                                                      ---------     ---------
Total liabilities and stockholders' equity........................... $  11,131     $  11,250
                                                                      =========     =========

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                          Notes to Financial Statements

1. Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (404.3 and 400.0 million shares for the first quarters of 1999 and 1998).

2. At the request of the Securities and Exchange Commission, the results of operations for the first quarter of 1999 have been restated to reduce cost of revenues by $16 million, described as follows. The $16 million, which was previously recorded as part of a $17 million fixed asset impairment charge for Hatogaya, Japan in the first quarter, will be charged to depreciation expense ratably beginning with the second quarter of 1999 and extending through the end of 2000. Additional depreciation expense of $1 million was recorded in the first quarter of 1999. This restatement increased net income and diluted earnings per share by $11 million and $0.02 in the first quarter. The information in the following paragraph reflects this restatement.

     In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. The consolidation is expected to be completed by the end of the year 2000. The action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatogaya, Japan and $1 million for other related costs. At March 31, 1999, the pay-out of the severance cost obligation had not yet begun. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense.

3. In the first quarter of 1999, sale of the Micron subordinated note and other securities generated $172 million in cash.

4. In connection with TI's acquisition of Butterfly VLSI, Ltd. (Butterfly) in the first quarter of 1999, TI recorded a charge of $10 million for the value of purchased in-process R&D (purchased R&D) at the acquisition date, based upon the appraised value of the related developmental projects. The purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission.

     Butterfly's research and development relates to short distance wireless semiconductor and systems technology. This technology is used to achieve higher data rates at 2.4 GHz and above frequencies for use in voice-plus-data transmission products.

     Significant assumptions used in determining the value of purchased R&D for Butterfly included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in 2000. The discount rate selected for Butterfly's in-process technologies was 25%.

     At the time of the acquisition, Butterfly management estimated the remaining cost and time to complete the purchased R&D projects to be $5 million and 264 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. TI expects to essentially meet its original return expectations.

     The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the in-process research and development. Such uncertainties could give rise to unforeseen budget overruns and/or revenue shortfalls in the event that TI is unable to successfully complete and commercialize the projects. TI management is primarily responsible for estimating the value of the purchased R&D in all acquisitions accounted for under the purchase method.

5. In the first quarter of 1998, TI's U.S. DRAM semiconductor manufacturing joint venture with Hitachi, Ltd. was discontinued as a result of a combination of severe price declines and overcapacity in the DRAM market. As part of this first quarter discontinuance, TI purchased the assets of the venture for approximately $98 million. Also as part of this first quarter discontinuance, TI and Hitachi decided to assume and share equally in the payment of the venture's obligations. TI's share of those payments was $219 million, which was paid and charged to cost of revenues in the first quarter.

6. In connection with TI's acquisition of GO DSP and Spectron, both of which occurred in the first quarter of 1998, TI recorded charges of $10 million and $15 million, for purchased in-process R&D (purchased R&D), based upon the appraised value of the related developmental projects. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

     GO DSP's and Spectron's research and development related to DSP software tools. These software tools, which include real-time operating systems, allow DSP systems developers to improve productivity and reduce time-to-market. TI's goal in these acquisitions was to extend its leadership in digital signal processing solutions by offering a complete development environment, simplifying DSP development, and making TI DSP solutions more attractive for a broad range of fast-growing markets.

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

     The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the in-process research and development. Uncertainties regarding projected operating cash flows could give rise to unforeseen budget over-runs and/or revenue shortfalls in the event that TI is unable to successfully commercialize the projects. TI management is primarily responsible for estimating the fair value of the purchased R&D in all acquisitions accounted for under the purchase method.

7. Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the first quarters of 1999 and 1998 was $254 million and $4 million.

8. There has been no significant change in the status of the audit and investigation concerning grants from the Italian government.

9. Certain amounts in the prior period's financial statements have been reclassified to conform to the 1999 presentation.

10. The statements of income, statements of cash flows and balance sheet at March 31, 1999, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

11.  Business segment information is as follows:

                                                                      For Three Months Ended
                                                                       Mar. 31       Mar. 31
                                                                         1999         1998
                                                                      ---------     ---------
Business Segment Net Revenues
(millions of dollars)

Semiconductor
   Trade.............................................................    1,664          1,593
   Intersegment......................................................        9              5
                                                                      ---------     ---------
                                                                         1,673          1,598
Materials & Controls
   Trade.............................................................      245            242
   Intersegment......................................................       --             --
                                                                      ---------     ---------
                                                                           245            242
Educational & Productivity Solutions
   Trade.............................................................       81             76

Corporate activities.................................................       22             48
Divested activities..................................................       18            223
                                                                      ---------     ---------

Total................................................................ $  2,039      $   2,187
                                                                      =========     =========
Business Segment Profit (Loss)
(millions of dollars)

Semiconductor........................................................ $    340      $    358
Materials & Controls.................................................       40            36
Educational & Productivity Solutions.................................       10             1
Corporate activities.................................................      (75)          (44)
Special charges......................................................      (24)         (244)
Interest on loans/other income (expense).............................       60            39
Divested activities..................................................        8          (129)
                                                                      ---------     ---------

Income before provision for income taxes............................. $    359      $     17
                                                                      =========     =========

12. The following is a reconciliation of individual restructuring accruals (in millions of dollars).

                                 YEAR OF CHARGE

                                                       1997                              1998                   1999
                                       ----------------------------------     --------------------------     ----------
                                                                 Reserves                        SC
                                       Divestiture               against                      operation          SC
                                         of MCB/      M&C cost   gains on     SC and          closing &      operation
                                       termination   reduction   business      Corp.         M&C sale of     closing in
      Description*          Total        of DIPD       action     sales       actions         operation         Japan
                          --------     -----------   ---------   --------     -------        -----------     ----------

  BALANCE,
  DECEMBER 31, 1998       $ 163       $   16        $   21      $  24        $  49          $    53

  CHARGES:
  Severance                  13                                                                             $   13
  Vendor and warranty         1                                                                                  1
  obligations

  DISPOSITIONS:
  Severance payments        (41)                        (4)        (1)         (16)             (20)
  Vendor and warranty        (1)          (1)
  obligation payments
  Adjustments - net          (3)                                                (3)
  reversal to income
                          -----        -----         -----       ----        -----          -------         ------
  BALANCE,
  MARCH 31, 1999          $ 132       $   15        $   17      $  23        $  30          $    33         $   14
                          =====       ======        ======      =====        =====          =======          =====


     *Abbreviations
              SC       =      Semiconductor Business
              MCB      =      Mobile Computing Business
              DIPD     =      Digital Imaging Printing Development Program
              Corp.    =      Corporate Division

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced first-quarter 1999 diluted earnings per share (EPS) of $0.60, an increase of $0.57 from the year-ago quarter. Compared to the fourth quarter of 1998, EPS was up $0.13, despite profit-sharing expenses for the quarter that increased $0.08 per share. This higher profit-sharing expense reflects management expectations of significantly increased operating margins in 1999 compared to 1998, which included the losses of the divested memory business.

TI's gross profit margin increased to 45.5 percent, compared with 30.6 percent in the year-ago quarter, and 44.1 percent in the fourth quarter of 1998.

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

Profit from operations was $299 million for the quarter, leading to an operating margin of 14.7 percent. In the year-ago quarter, loss from operations was $22 million. The improvement was primarily due to the non-recurrence of a special charge associated with the discontinuance of the company's memory-chip manufacturing joint venture with Hitachi, Ltd., and, to a lesser extent, the absence of losses from the divested memory business. Profit from operations was up $29 million from the fourth quarter of 1998, notwithstanding increased profit-sharing expenses. Income for the quarter was $244 million compared with $11 million in the year-ago quarter, due primarily to the non-recurrence of a special charge associated with the discontinuance of the company's memory-chip manufacturing joint venture with Hitachi, and, to a lesser extent, the absence of losses from the divested memory business.

Results for the quarter include special charges of $24 million. These charges include $14 million related to the consolidation of semiconductor manufacturing operations in Japan, and $10 million for purchased in-process research and development associated with the previously announced acquisition of Butterfly VLSI, Ltd. (Butterfly).

In the first quarter of 1998, there was a special charge of $219 million for discontinuing the dynamic random access memory (DRAM) manufacturing joint venture with Hitachi, Ltd. and $25 million for purchased in-process R&D.

Results for the fourth quarter of 1998 included special charges of $72 million, substantially all of which was related to the closing of an assembly/test joint venture with Samsung Electronica, Lda. in Portugal and the sale of the Aversa, Italy plant.

Excluding special items, operating margin for the quarter was 15.9 percent, up almost 6 percentage points from the year-ago quarter, EPS was $0.65, up $0.21 from the year-ago quarter and income for the quarter was $261 million, up 48 percent from the year-ago quarter. The company believes that, for analytical purposes, the effect of these items should be excluded from operating results because they are not necessarily indicative of future operating results or of future financial condition. Additional information relating to these items appears below under the heading "Special Charges and Gains."

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

Semiconductor operating margins of 20.3 percent were down 2.1 percentage points from the year-ago quarter, primarily due to the accrual of increased profit-sharing expenses.

During the quarter, TI strengthened its product offerings with a number of new complementary analog and DSP catalog chips. Announcements included high-performance digital-to-analog converters designed to work with the `C6000 DSP family for a wide range of video and graphics applications, and two new floating-point DSPs that bring low-cost precision to applications such as speech recognition, games and robotics. Additionally, TI announced it was shipping samples of a single-chip digital baseband product for wireless cellular phones, the industry's first such device with transistor feature sizes of 0.18-micron drawn (0.15 L-effective). This highly integrated `C5000 DSP-based device offers customers improved power, cost and space savings.

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

MATERIALS & CONTROLS (M&C)

Revenues for the M&C business were $245 million, about even with the first quarter of 1998. Revenues were up 7 percent sequentially, primarily due to strength in the industrial market, including seasonal build in the heating, ventilation and air-conditioning (HVAC) area, and to a lesser extent, increased demand in Asia. Operating margin was 16.4 percent, up 1.6 percentage points from the year-ago quarter, primarily due to actions taken in support of M&C's best-cost producer strategy.

In the TIRIS[TM] business, the Tag-it[TM] line pilot program was launched with British Airways in partnership with suppliers of luggage-handling equipment.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

Revenues for the E&PS business were up 7 percent from the first quarter of 1998 to $81 million, and about even with the fourth quarter. Revenues reflect the seasonal patterns of this business, with second and third quarters being the peak period for back-to-school shipments. Operating margin was 12.0 percent, up more than 10 percentage points from the year-ago quarter, and up almost 5 percentage points from the fourth quarter of 1998, due to significant improvements in operating costs.

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

Depreciation for the first quarter of 1999 was $225 million, compared to $275 million in the same quarter a year ago. Depreciation for 1999 is projected at $1.0 billion.

The income tax rate for the first quarter of 1999 was 32 percent, which is the estimated rate for the full year.

At the end of the first quarter, the debt-to-total capital ratio was .16 versus
 .17 at the end of 1998.

SPECIAL CHARGES AND GAINS

First Quarter of 1999

In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. This action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatogaya, Japan, and $1 million for other related costs. At March 31, 1999, the pay-out of the severance cost obligation had not yet begun. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense. The primary benefit from this consolidation action was reduced people costs which were estimated to reach $11 million annually. The benefit was expected to begin in the fourth quarter of 1999.

In connection with TI's acquisition of Butterfly in the first quarter of 1999, TI recorded a charge of $10 million for the value of purchased in-process R&D (purchased R&D) at the acquisition date, based upon the appraised value of the related developmental projects. The purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission.

Butterfly's research and development relates to short distance wireless semiconductor and systems technology. This technology is used to achieve higher data rates at 2.4 GHz and above frequencies for use in voice-plus-data transmission products.

Significant assumptions used in determining the value of purchased R&D for Butterfly included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in 2000. The discount rate selected for Butterfly's in-process technologies was 25%.

At the time of the acquisition, Butterfly management estimated the remaining cost and time to complete the purchased R&D projects to be $5 million and 264 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. TI expects to essentially meet its original return expectations.

The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the in-process research and development. Such uncertainties could give rise to unforeseen budget over-runs and/or revenue shortfalls in the event that TI is unable to successfully complete and commercialize the projects. TI management is primarily responsible for estimating the value of the purchased R&D in all acquisitions accounted for under the purchase method.

First Quarter of 1998

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

GO DSP's and Spectron's research and development related to DSP software tools. These software tools, which include real-time operating systems (RTOS), allow DSP systems developers to improve productivity and reduce time-to-market. TI's goal in these acquisitions was to extend its leadership in digital signal processing solutions by offering a complete development environment, simplifying DSP development, and making TI DSP solutions even more attractive for a broad range of fast-growing markets.

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

Fourth Quarter of 1998

In the fourth quarter of 1998, the company took further steps to enhance manufacturing efficiency, including the announced closing of a semiconductor assembly operation and sale of a materials & controls manufacturing operation, both in Europe. The sale was completed on December 31, 1998. The primary benefit from these actions was the consolidation of manufacturing facilities, which increased efficiencies and reduced manufacturing costs. Estimated savings from such actions were approximately $24 million annually. The benefit was expected to begin in the first quarter of 1999. The assembly operation closing, which is ongoing, affected 740 employees. As a result of these actions, the company took a fourth-quarter 1998 pretax charge of $72 million, of which $27 million was included in cost of revenues, $24 million in other income (expense) net and $21 million in marketing, general and administrative expense. Of this $72 million charge, $35 million was for severance, $35 million for other cash-related costs and $2 million for asset write-downs, primarily to adjust fixed assets in the European materials & controls operation to actual sale value. Of the $35 million severance charge, $19 million had been paid by year-end 1998 and $16 million will be paid in 1999. Of the other $35 million charge, $20 million was a cash payment required as part of an agreement with the third-party buyer of a materials and controls manufacturing operation in Europe. The balance was for previously-received government grants expected to be repaid as a result of the closing of the European semiconductor assembly operation.


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

Certain discontinued products and divested product lines present Y2K issues. In the event of product failure, these issues could expose TI to product liability or other types of claims. It is difficult to predict the extent of potential liability. However, for several reasons, TI does not expect these issues to result in claims that will have a material effect on its results of operations. The reasons include the age of the products (resulting in many being retired from service or upgraded in the ordinary course of business before the Year
2000), expiration of applicable warranty periods, widespread customer awareness of Y2K risks, and the efforts of TI and the acquirers of its divested product lines to alert customers to Y2K issues affecting the products. TI continues to review legal risks that may be associated with discontinued products and divested product lines.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

       Designation of Exhibits
            in this Report                       Description of Exhibit
       ------------------------                  ----------------------

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

                 27                 Financial Data Schedule as of March 31,
                                    1999 and for the 3 months then ended

          (b)  Reports on Form 8-K.

               None.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

This Form 10-Q/A includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as TI or its management "believes," "expects," "anticipates," "foresees," "forecasts," "estimates" or other words or phrases of similar import. Similarly, such statements herein that describe the company's business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements.

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

     o    Timely completion of announced acquisitions;

     o Global economic, social and political conditions in the countries in which TI and its customers and suppliers operate, including fluctuations in foreign currency exchange rates;

     o    Losses or curtailments of purchases from key customers;

     o    TI's ability to recruit and retain skilled personnel;

     o    Availability of raw materials and critical manufacturing equipment;

     o Realization of savings from announced restructuring efforts and consolidation of manufacturing operations.

          For a more detailed discussion of these factors, see the text under the heading "Cautionary Statements Regarding Future Operations" in
          Item 1 of the company's Form 10-K for 1998. The forward-looking statements included in this Form 10-Q/A are made only as of the date of this Form 10-Q/A and the company undertakes no obligation to publicly update the forward-looking statements to reflect subsequent events or circumstances.

                                    SIGNATURE

          Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 1999.

                                         TEXAS INSTRUMENTS INCORPORATED


                                         BY: /s/ WILLIAM A. AYLESWORTH
                                            ------------------------------------
                                             William A. Aylesworth
                                             Senior Vice President
                                             Treasurer and
                                             Chief Financial Officer

                                 EXHIBIT INDEX


Designation of Exhibits
    in this Report            Description of Exhibit           Paper (P) or Electronic (E)
------------------------      ----------------------           ---------------------------

          11               Computation of Basic and Diluted                E
                           Earnings Per Common and Dilutive
                           Potential Common Share

          12               Computation of Ratio of Earnings                E
                           to Fixed Charges

          27               Financial Data Schedule as of                   E
                           March 31, 1999 and for the 3
                           months then ended