Form 10-Q
period 1999-06-30
TEXAS INSTRUMENTS INC
filed 1999-08-13
CIK 97476

                      SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999            Commission File Number 1-3761



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

                                 392,832,728
-----------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of June 30, 1999

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      Consolidated Financial Statements
              (In millions of dollars, except per-share amounts.)


                                                            For Three Months Ended      For Six Months Ended
                                                            ----------------------      ---------------------
                                                              June 30    June 30          June 30    June 30
Income                                                          1999       1998             1999       1998
                                                              -------    -------          -------    -------
Net revenues...............................................   $ 2,346    $ 2,167          $ 4,385    $ 4,353
Operating costs and expenses:
  Cost of revenues.........................................     1,197      1,442            2,307      2,958
  Research and development.................................       359        306              666        634
  Marketing, general and administrative....................       336        457              659        821
                                                              -------    -------          -------    -------
    Total..................................................     1,892      2,205            3,632      4,413
                                                              -------    -------          -------    -------
Profit (loss) from operations..............................       454        (38)             753        (60)
Other income (expense) net.................................        65        135              143        193
Interest on loans..........................................        19         18               37         37
                                                              -------    -------          -------    -------
Income before provision for income taxes...................       500         79              859         96
Provision for income taxes.................................       177         27              292         33
                                                              -------    -------          -------    -------
Net income.................................................   $   323    $    52          $   567    $    63
                                                              =======    =======          =======    =======
Diluted earnings per common share..........................   $   .80    $   .13          $  1.40    $   .16
                                                              =======    =======          =======    =======
Basic earnings per common share............................   $   .82    $   .13          $  1.45    $   .16
                                                              =======    =======          =======    =======
Cash dividends declared per share of common stock..........   $  .085    $  .085          $   .17    $  .085

Cash Flows

Net cash provided by operating activities..............................................   $   526    $   264

Cash flows from investing activities:
  Additions to property, plant and equipment...........................................      (505)      (698)
  Purchases of short-term investments..................................................      (970)      (664)
  Sales and maturities of short-term investments.......................................     1,260      1,528
  Sales of noncurrent investments .....................................................       172         --
  Acquisition of businesses, net of cash acquired......................................      (382)      (152)
  Proceeds from sale of businesses.....................................................        --        120
                                                                                          -------    -------
Net cash provided by (used in) investing activities....................................      (425)       134

Cash flows from financing activities:
  Payments on loans payable............................................................        --         (4)
  Payments on long-term debt...........................................................       (51)       (38)
  Dividends paid on common stock.......................................................       (67)       (66)
  Sales and other common stock transactions............................................       170         63
  Common stock repurchase program......................................................      (321)       (97)
                                                                                          -------    -------
Net cash used in financing activities..................................................      (269)      (142)

Effect of exchange rate changes on cash................................................       (38)         2
                                                                                          -------    -------
Net increase (decrease) in cash and cash equivalents...................................      (206)       258
Cash and cash equivalents, January 1...................................................       540      1,015
                                                                                          -------    -------
Cash and cash equivalents, June 30.....................................................   $   334    $ 1,273
                                                                                          =======    =======

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                       Consolidated Financial Statements
              (In millions of dollars, except per-share amounts.)

                                                                        June 30      Dec. 31
Balance Sheet                                                             1999         1998
                                                                        -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   334      $   540
  Short-term investments.............................................     1,409        1,709
  Accounts receivable, less allowance for losses of
    $61 million in 1999 and $70 million in 1998......................     1,749        1,343
  Inventories:
    Raw materials....................................................        89           77
    Work in process..................................................       380          354
    Finished goods...................................................       220          165
                                                                        -------      -------
      Inventories....................................................       689          596
                                                                        -------      -------
  Prepaid expenses...................................................        87           75
  Deferred income taxes..............................................       553          583
                                                                        -------      -------
    Total current assets.............................................     4,821        4,846
                                                                        -------      -------
Property, plant and equipment at cost................................     6,626        6,379
  Less accumulated depreciation......................................    (3,219)      (3,006)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     3,407        3,373
                                                                        -------      -------
Investments..........................................................     1,987        2,564
Deferred income taxes................................................        38           23
Other assets.........................................................       794          444
                                                                        -------      -------
Total assets.........................................................   $11,047      $11,250
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   263      $   267
  Accounts payable...................................................       554          510
  Accrued and other current liabilities..............................     1,261        1,419
                                                                        -------      -------
    Total current liabilities........................................     2,078        2,196
                                                                        -------      -------
Long-term debt.......................................................       960        1,027
Accrued retirement costs.............................................       776          895
Deferred income taxes................................................       264          381
Deferred credits and other liabilities...............................       248          224

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized -  1,200,000,000 shares.
    Shares issued: 1999 - 393,801,640; 1998 - 392,395,997............       394          392
  Paid-in capital....................................................     1,010        1,178
  Retained earnings..................................................     5,295        4,795
  Less treasury common stock at cost.
    Shares: 1999 - 968,912; 1998 - 1,716,038.........................      (108)        (134)
  Accumulated other comprehensive income.............................       130          296
                                                                        -------      -------
    Total stockholders' equity.......................................     6,721        6,527
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $11,047      $11,250
                                                                        =======      =======

              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                      Notes to Financial Statements


1. Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (406.1 and 401.9 million shares for the second quarters of 1999 and 1998, and 405.2 and 400.8 million shares for the six months ended June 30, 1999 and 1998).

2. On July 25, 1999, TI entered into an agreement to purchase Unitrode Corporation, in a stock-for-stock transaction pursuant to which TI will issue approximately 8.9 million shares of common stock, valued at approximately $1.2 billion as of July 23, 1999.

3. On May 29, 1999, TI entered into an agreement to purchase Telogy Networks, Inc. in a stock-for-stock transaction pursuant to which TI will issue approximately 4.1 million shares of common stock, valued at approximately $435 million as of June 1, 1999.

4. In connection with TI's acquisition of Libit Signal Processing Ltd. (Libit) for approximately $365 million in the second quarter of 1999, TI recorded a charge of $52 million for the value of purchased in-process R&D (purchased R&D) at the acquisition date, based upon the appraised value of the related developmental projects. The purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission.

Libit's research and development relates to silicon solutions and complex system level internet telephony software used in cable modems, cable set-top boxes, cable head-ends and digital television products, which empower high-speed internet access.

Significant assumptions used in determining the value of purchased R&D for Libit included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in 2000. The discount rate selected for Libit's in-process technologies was 22%.

At the time of the acquisition, June 30, 1999, Libit management estimated the remaining cost and time to complete the purchased R&D projects was $5 million and 492 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. TI expects to essentially meet its original return expectations.

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

5. In the second quarter of 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 (accounting for derivatives) from 2000 to 2001. In addition, SFAS No. 137 rolled forward the transition date for the required separation for accounting purposes of an embedded derivative from its host instrument. The previous transition date was for host instruments acquired after year-end 1997. The new transition date is for host instruments acquired after year-end 1998. As a result of these changes, TI expects to adopt SFAS No. 133 in the first quarter of 2001 on a cumulative basis. TI's significant embedded derivative, the embedded call option on Micron Technology, Inc. (Micron) common shares contained in the company's Micron convertible note investment, will not be separated from the convertible note because the note was acquired prior to year-end 1998.

6. In the second quarter of 1999, TI reassessed its accounting for its investment in TI Ventures at the fund's aggregate fair value. The company has concluded that accounting for the fund based on its investment in each individual portfolio company is more consistent with TI's current investment objectives. Accordingly, unrealized gains and losses related to changes in the fund's aggregate fair value will no longer be reflected in other income and expense, instead, changes in individual fair value of these available-for-sale securities will be recorded as an increase or decrease in stockholders' equity. The effect of this change is not significant.

7. In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. The consolidation is expected to be completed by the end of the year 2000. The action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatogaya, Japan and $1 million for other related costs. At June 30, 1999, the pay-out of the severance cost obligation had not yet begun. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense.

8. In the first quarter of 1999, sale of the Micron subordinated note and other securities generated $172 million in cash.

9. In connection with TI's acquisition of Butterfly VLSI, Ltd. (Butterfly) in the first quarter of 1999, TI recorded a charge of $10 million for the value of purchased in-process R&D (purchased R&D) at the acquisition date, based upon the appraised value of the related developmental projects. The purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission.

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

At the time of the acquisition, Butterfly management estimated the remaining cost and time to complete the purchased R&D projects to be $5 million and 264 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. At June 30, 1999, based on the latest available information, the estimated cost and time to complete the in-process projects was approximately $8 million and 575 engineer-months. TI expects to essentially meet its original return expectations.

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

10. In the second quarter of 1998, the company announced that, as a result of the various business divestitures over the past several years, the pending sale of its memory business (subsequently completed in September 1998), and weakness at that time in the semiconductor market environment, it was implementing a severance/manufacturing efficiency program in order to more closely match the size and cost of its support functions with the company's overall size and to further combine manufacturing resources for more efficient operations. The program, which primarily affected the company's corporate activities and semiconductor businesses, included the elimination of 3,441 jobs around the world through voluntary programs, attrition, outsourcing and layoffs, as well as the closing of several facilities. As a result, the company took a pretax charge of $219 million in the second quarter of 1998, of which $126 million was included in marketing, general and administrative expense and $93 million in cost of revenues. Of the $219 million charge, $161 million was for severance, $41 million for asset write-downs and $17 million for vendor cancellation and lease charges.

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

At June 30, 1999, the program had essentially been completed, with most severance costs paid except for $22 million, which will primarily be paid by the end of 1999. Of the 3,441 jobs, 3,381 had been eliminated, and 60 will be eliminated by the end of 1999.

11. In the second quarter of 1998, the company sold its shares in the TI-Acer DRAM semiconductor manufacturing joint venture to Acer Corporation for $120 million in cash. This sale resulted in a pretax gain of $83 million, included in other income.

12. In the first quarter of 1998, the company's U.S. DRAM semiconductor manufacturing joint venture with Hitachi, Ltd. was discontinued as a result of a combination of severe price declines and overcapacity in the DRAM market. As a part of this first quarter discontinuance, TI purchased the assets of the venture for approximately $98 million. Also as part of this first quarter discontinuance, TI and Hitachi decided to assume and share equally in the payment of the venture's obligations. TI's share of those payments was $219 million, which was paid and charged to cost of revenues in the first quarter.

13. In connection with TI's acquisitions of GO DSP and Spectron, both of which occurred in the first quarter of 1998, TI recorded charges of $10 million and $15 million, for purchased in-process R&D (purchased R&D), based upon the appraised value of the related developmental projects. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

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

14. Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the second quarters of 1999 and 1998 was $147 million and $67 million. For the six months ended June 30, 1999 and 1998, it was $401 million and $71 million.

15. There has been no significant change in the status of the audit and investigation concerning grants from the Italian government.

The amount of borrowings by TECH Semiconductor Singapore under its $450 million principal amount credit facility, of which TI is a guarantor, was $365 million at June 30, 1999, compared to $240 million at year-end 1998.

16. Certain amounts in the prior period's financial statements have been reclassified to conform to the 1999 presentation.

17. The statements of income, statements of cash flows and balance sheet at June 30, 1999, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

18. Business segment information is as follows:

                                                 For Three Months Ended   For Six Months Ended
                                                 ----------------------   --------------------
                                                 June 30        June 30   June 30      June 30
Business Segment Net Revenues                     1999           1998      1999         1998
(millions of dollars)                            -------        -------   -------      -------
Semiconductor
  Trade .....................................    $ 1,880        $ 1,530   $ 3,544      $ 3,123
  Intersegment ..............................          3              5        12           10
                                                 -------        -------   -------      -------
                                                   1,883          1,535     3,556        3,133
                                                 -------        -------   -------      -------
Materials & Controls
  Trade .....................................        256            245       502          487
  Intersegment ..............................         --             --        --           --
                                                 -------        -------   -------      -------
                                                     256            245       502          487
                                                 -------        -------   -------      -------
Educational & Productivity Solutions
  Trade .....................................        153            165       234          240

Corporate activities ........................         40             45        62           93
Divested activities .........................         14            177        31          400
                                                 -------        -------   -------      -------
Total .......................................    $ 2,346        $ 2,167   $ 4,385      $ 4,353
                                                 =======        =======   =======      =======


Business Segment Profit (Loss)
(millions of dollars)

Semiconductor ...............................    $   485        $   382   $   824      $   740
Materials & Controls ........................         42             37        83           73
Educational & Productivity Solutions ........         43             37        53           38
Corporate activities ........................        (81)           (53)     (155)         (97)
Special charges and gains,
  net of applicable profit sharing ..........        (45)          (136)      (70)        (380)
Interest on loans/other income,
  excluding a second quarter 1998 gain of
  $83 million included above ................         45             34       105           73
Divested activities .........................         11           (222)       19         (351)
                                                 -------        -------   -------      -------
Income before provision for income taxes ....    $   500        $    79   $   859      $    96
                                                 =======        =======   =======      =======

19. The following is a detailed reconciliation of individual restructuring accruals (in millions of dollars).

                                 YEAR OF CHARGE

                                                       1997                              1998                 1999
                                     ------------------------------------        --------------------      ----------
                                     Divestiture                 Reserves                     SC
                                       of MCB/       M&C cost     against                  operation           SC
                                       termina        reduc      gains on        SC and    closing &        operation
                                        -tion         -tion      business         Corp.   M&C sale of      closing in
      Description*         Total       of DIPD        action       sales         actions   operation          Japan
                           ------------------------------------------------------------------------------------------
   BALANCE
   DECEMBER 31,1998       $ 163         $ 16          $ 21        $ 24           $ 49        $ 53

   CHARGES:
   Severance                 13                                                                              $ 13

   Vendor and warranty
     obligations              1                                                                                 1


   DISPOSITIONS:
   Severance payments       (41)                        (4)         (1)           (16)        (20)

   Vendor and warranty
     obligation payments     (1)          (1)


   Adjustments - net
     reversal to income      (3)                                                   (3)
                          -----         ----           ---        ----           ----        ----            ----
   BALANCE,
   MARCH 31,1999            132           15            17          23             30          33              14

   DISPOSITIONS:
   Severance payments        (9)                        (3)                        (5)         (1)

   Various payments          (8)                                                               (8)

   Adjustments - net
     reversal to income      (5)                        (2)                        (3)
                          ----          ----          ---         ---            ----        ----            ----
   BALANCE,
   JUNE 30,1999           $ 110         $ 15          $ 12        $ 23           $ 22        $ 24            $ 14
                          =====         ====          ====        ====           ====        ====            ====

*Abbreviations
         SC       =        Semiconductor Business
         MCB      =        Mobile Computing Business
         DIPD     =        Digital Imaging Printing Development Program
         Corp.    =        Corporate Division

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") reported second quarter 1999 financial results which included profit from operations (PFO) of $454 million, leading to an operating margin of 19.4 percent compared to a loss from operations of $38 million in the year-ago quarter. Operating margin was up 4.7 percentage points from the first quarter of 1999. TI earnings per share (EPS) increased to $0.80, up $0.67 from the second quarter of 1998, and up $0.20 from the first quarter of 1999.

NOTE: A two-for-one stock split in the form of a 100 percent stock dividend, payable on August 16, 1999, was announced on July 15, 1999. The EPS amounts in this report were calculated on a pre-split basis.

TI's second quarter revenues include $85 million for catch-up royalties due under a previously announced agreement with Hyundai Electronics Industries Co., which contributed about $0.12 EPS.

During the quarter, TI announced two acquisitions to support its strategy in the rapidly emerging broadband communications market: Telogy Networks, Inc., bringing TI Voice over Internet Protocol (VoIP) software, and Libit Signal Processing Ltd., providing cable modem chipsets. Coupled with TI's current strengths in ADSL and programmable DSP, these acquisitions will expand TI's presence into all areas of the broadband market.

TI also announced the acquisition of ATL Research A/S, bringing additional state-of-the-art radio frequency skills to enhance the company's expertise in next-generation wireless communications.

On July 25, 1999, TI entered into an agreement to purchase Unitrode Corporation, a major designer and supplier of power management components, in a stock-for-stock transaction pursuant to which TI will issue approximately 8.9 million shares of common stock, valued at approximately $1.2 billion as of July 23, 1999.

FINANCIAL SUMMARY

TI revenues for the second quarter of 1999 were $2346 million, up 8 percent from second quarter 1998 revenues of $2167 million, as growth in semiconductor more than offset the loss of revenue from the divested memory business. Revenues were up 15 percent from the $2039 million of the first quarter of 1999, led by increased shipments in semiconductor. Increased semiconductor royalties and seasonal strength in the Educational & Productivity Solutions (E&PS) business also contributed to the sequential revenue growth.

PFO for the quarter was $454 million, up $492 million from the year-ago quarter, due about equally to the absence of losses from the now divested memory business and the non-recurrence of a special charge associated with a worldwide restructuring of support functions and consolidation of manufacturing operations, and to a lesser extent, increased profits in semiconductor. PFO was up 52 percent from the first quarter of 1999, primarily due to growth in semiconductor, and to a lesser extent, seasonal strength in the E&PS business as well as the non-recurrence of a special charge associated with the consolidation of semiconductor manufacturing operations in Japan.

Income for the quarter was $323 million, up $271 million from the second quarter of 1998, due about equally to the absence of losses from the now divested memory business and the non-recurrence of a special charge associated with a worldwide restructuring of support functions and consolidation of manufacturing operations, and to a lesser extent, increased profits in semiconductor.

TI orders in the second quarter were $2507 million, up 30 percent from the year-ago quarter, due to strength in semiconductor. Orders were up 12 percent from the first quarter of 1999, due primarily to strength in semiconductor, and to a lesser extent, seasonality in E&PS.

Results for the quarter include a special charge of $52 million for in-process R&D associated with the previously announced acquisition of Libit Signal Processing Ltd. In the year-ago quarter, there was a special charge of $219 million for a worldwide restructuring of support functions and consolidation of manufacturing operations, as well as an $83 million gain in the quarter on the sale of TI's shares in the TI-Acer joint venture to Acer Corporation. Results for the first quarter of 1999 include special charges of $24 million. These charges include $14 million related to the consolidation of semiconductor manufacturing operations in Japan, and $10 million for purchased in-process research and development associated with the previously announced acquisition of Butterfly, VLSI, Ltd.

Excluding special items, PFO was $500 million, compared with $180 million in the second quarter of 1998; income was $371 million, compared with $142 million; and EPS was $0.91, compared with $0.35. The company believes that, for analytical purposes, the effect of these items should be excluded from operating results because they are not necessarily indicative of future operating results or of future financial condition. Additional information relating to these items appears below under the heading "Special Charges and Gains."

OUTLOOK

In line with the company's earlier expectations, TI anticipates continued growth in its semiconductor business in the second half of the year, with revenues increasing sequentially.

The wireless market is expected to continue to be strong, driven by an increase in new subscribers and replacement rates. TI has raised its estimate for industry sales of digital phones from 230 million to 245 million units this year. TI expects continued strength in the mass market for both DSP and analog catalog components, as these products continue to penetrate new applications and markets. In the hard disk drive (HDD) market, unit demand is expected to continue to grow, while pricing pressures may restrict HDD component revenue growth, accelerating semiconductor integration. TI should benefit from this acceleration due to its strong leadership in the HDD market, and ability to integrate its broad portfolio of digital and analog HDD semiconductors.

SEMICONDUCTOR

Semiconductor revenues of $1883 million climbed 23 percent from the second quarter of 1998, and were up 13 percent from the first quarter of 1999, primarily due to increased shipments across a breadth of products, and to a lesser extent, increased royalties.

DSP revenues were up 23 percent from the year-ago quarter, primarily due to increases in the wireless and mass markets. DSP revenues were up 8 percent from the first quarter of 1999, primarily due to gains in HDD and wireless. Analog revenues increased 14 percent from the year-ago quarter, and were up 8 percent from the first quarter of 1999, primarily due to wireless, and to a lesser extent, the mass market.

Revenues for TI's remaining semiconductor products, in the aggregate, increased from both the year-ago quarter and the first quarter of 1999. These semiconductors represent a broad range of products, including standard logic, application-specific integrated circuits (ASICs), microcontrollers, and reduced instruction-set computing (RISC) microprocessors.

Semiconductor operating margin for the quarter was 25.7 percent, versus 24.9 percent in the year-ago quarter. Operating margin was up 5.4 percentage points from the first quarter of 1999, primarily due to increased product shipments, and to a lesser extent, the catch-up royalty payment from Hyundai.

Semiconductor orders were strong, increasing 46 percent from the year-ago quarter, primarily due to increased demand for DSP and analog products, and increasing 11 percent sequentially, primarily due to increased customer demand across substantially all products.

For the first six months of 1999, semiconductor revenues of $3556 million were up $423 million from the first six months of 1998, primarily due to increased shipments in DSP and analog, and to a lesser extent, increased royalties. Operating margin of 23.2 percent was about flat with the year-ago period. Semiconductor orders for the first six months were up 32 percent from the first half of 1998, primarily due to increased demand for DSP and analog products.

During the quarter, TI made good progress in expanding the use of DSPs into new applications and markets. In the Internet audio market, TI teamed with Liquid Audio, Inc., the Fraunhofer Institute for Integrated Circuits and SanDisk Corp. to offer the first complete solution for secure downloading of music off the Internet onto digital personal audio players. Earlier in the quarter, Thomson Consumer Electronics (marketer of RCA home entertainment products), and separately Lucent Technologies and eDigital, announced the development of TI DSP-based personal audio players.

For the DSL market, TI announced two next-generation ADSL chipsets: the industry's first central office chipset that leverages a single DSP to support four full-rate or G.lite ADSL lines, and a new highly integrated solution for customer premise equipment such as modems and remote access routers.

TI also strengthened its product offerings with a number of new analog and DSP products. In the quarter, TI introduced a record 59 analog catalog products, which included data converters and power management devices optimized to work with TI DSPs. TI introduced the 'C6203 DSP with an unprecedented combination of speed, performance and integration to drive multichannel, multifunction applications like third-generation (3G) wireless base stations and telecommunications infrastructure. Eight out of the top ten wireless base station manufacturers have designed this DSP into their 3G systems. TI also announced the industry's first 1.2-volt catalog DSP, from the 'C5000 family, that will significantly extend the battery life for applications such as hearing aids and portable wireless devices.

MATERIALS & CONTROLS (M&C)

Revenues for the M&C business were $256 million, up 5 percent from the second quarter of 1998, and up 4 percent sequentially, primarily due to strong global market demand in automotive sensors. Operating margin was 16.6 percent, up from the 15.1 percent of the year-ago quarter, due about equally to continued gains from M&C's best-cost producer strategy and increased product shipments.

For the first half of 1999, revenues were up slightly from a year ago, and operating margin was up 1.5 percentage points, primarily due to gains in the best-cost producer strategy.

During the quarter, the business announced the acquisition of Integrated Sensor Solutions, Inc., with the transaction expected to close in the third quarter. The acquisition will bring additional expertise and a broadened product portfolio to strengthen M&C's position in the automotive sensors market.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

Revenues for the E&PS business were $153 million, down 7 percent from the second quarter of 1998, primarily due to shifting purchasing patterns from second quarter to third quarter, as some major customers further align with back-to-school schedules. Revenues were up 89 percent from the first quarter of 1999, reflecting the seasonal pattern. Operating margin was 28.1 percent, up significantly from the year-ago quarter's 22.4 percent, reflecting ongoing improvements in operating costs.

For the first half of 1999, revenues were $234 million, down slightly from the same period a year ago. Operating margin was up 6.7 percentage points from a year ago, reflecting improvements in operating costs.

DIGITAL IMAGING

Revenues in digital imaging increased from the year-ago quarter, due to increased demand for Digital Micromirror Device(TM) (DMD) chipsets for portable projectors. Loss from operations for the quarter continued at about the same level as the year-ago quarter.

ADDITIONAL FINANCIAL INFORMATION

For the first six months of 1999, TI's revenues were $4385 million, up from the $4353 million in the first half of 1998; operating margin was 17.2 percent, up
18.6 percentage points; income was $567 million, up $504 million; and EPS was $1.40, compared with $0.16. These changes were due to the absence of losses from the now divested memory business, and to a lesser extent, about equally due to the non-recurrence of a special charge associated with a worldwide restructuring of support functions and consolidation of manufacturing operations, and a special charge associated with the dissolution of the company's DRAM joint venture with Hitachi.

Excluding special items: operating margin for the first six months of 1999 was
18.8 percent, compared with 9.2 percent in the year-ago period; income was $631 million, compared with $318 million; and EPS were $1.55, compared with $0.79.

Results for the first quarter of 1999 included special charges of $24 million, primarily for a consolidation of semiconductor manufacturing operations in Japan. Last year's first quarter results included a special charge of $219 million for discontinuing a DRAM manufacturing joint venture with Hitachi, Ltd., and $25 million for purchased in-process R&D. Additional information relating to these charges appears under the heading "Special Charges and Gains." Special items for the second quarters of 1998 and 1999 were referenced earlier in this report.

During the first six months of 1999, cash and cash equivalents plus short-term investments decreased by $506 million to $1743 million. The acquisitions of Butterfly VLSI, Ltd. and Libit Signal Processing Ltd. required approximately $382 million of cash in the first half of 1999. The sale of the Micron subordinated note and other securities generated $172 million of cash.

Cash flow from operating activities was $526 million in the first half of 1999. Capital expenditures totaled $505 million in the first six months of 1999, compared to $698 million in the first half of 1998, which included the divested memory business. Capital expenditures totaled $302 million in the second quarter of 1999 versus $314 million in the year-ago quarter. Capital expenditures continue to be projected at about $1.3 billion for the year. Including in-process R&D from acquisitions, R&D totaled $666 million in the first six months of 1999, compared to $634 million in the first half of 1998. R&D totaled $359 million in the second quarter, versus $306 million in the year-ago quarter. R&D is now projected to increase to about $1.3 billion for the year, due to the increased R&D from acquisitions, up from the previous $1.2 billion estimate.

Depreciation for the first half of 1999 was $461 million, compared to $583 million in the same time period a year ago. Depreciation for the second quarter of 1999 was $236 million, versus $308 million in the year-ago quarter. Depreciation for 1999 continues to be projected at $1.0 billion.

During the first half of 1999, TI continued to purchase shares of common stock as part of its program to reduce the potential dilutive effect of shares to be issued under employee stock options. TI spent $151 million of cash for share purchases net of proceeds from sales and other common stock transactions.

The income tax rate, excluding the effect of the second quarter 1999 non-deductible acquisition-related R&D charge, was 32 percent, which is the estimated rate for the full year.

At the end of the second quarter, the debt-to-total capital ratio was .15 versus
 .17 at the end of 1998.

SPECIAL CHARGES AND GAINS

Second Quarter of 1999

In connection with TI's acquisition of Libit Signal Processing Ltd. (Libit) in the second quarter of 1999, TI recorded a charge of $52 million for the value of purchased in-process R&D (purchased R&D) at the acquisition date, based upon the appraised value of the related developmental projects. The purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission.

Libit's research and development relates to silicon solutions and complex system level internet telephony software used in cable modems, cable set-top boxes, cable head-ends and digital television products, which empower high-speed internet access.

Significant assumptions used in determining the value of purchased R&D for Libit included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in 2000. The discount rate selected for Libit's in-process technologies was 22 percent.

At the time of the acquisition, June 30, 1999, Libit management estimated the remaining cost and time to complete the purchased R&D projects was $5 million and 492 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. TI expects to essentially meet its original return expectations.

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

First Quarter of 1999

In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. This action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatogaya, Japan, and $1 million for other related costs. At June 30, 1999, the pay-out of the severance cost obligation had not yet begun. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense. The primary benefit from this consolidation action was reduced people costs, which were estimated to reach $11 million annually. The benefit was expected to begin in the fourth quarter of 1999.

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

At the time of the acquisition, Butterfly management estimated the remaining cost and time to complete the purchased R&D projects to be $5 million and 264 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. At June 30, 1999, based on the latest available information, the estimated cost and time to complete the in-process projects was approximately $8 million and 575 engineer-months. TI expects to essentially meet its original return expectations.

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

Second Quarter of 1998

In the second quarter of 1998, the company announced that, as a result of the various business divestitures over the past several years, the pending sale of its memory business (subsequently completed in September 1998), and weakness at that time in the semiconductor market environment, it was implementing a severance/manufacturing efficiency program in order to more closely match the size and cost of its support functions with the company's overall size and to further combine manufacturing resources for more efficient operations. The primary benefit from this severance /manufacturing efficiency program was reduced people costs; total benefits were estimated to reach $270 million annually. The benefit was expected to begin in the third quarter of 1998.

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

At June 30, 1999, the program had essentially been completed, with most severance costs paid except for $22 million, which will primarily be paid by the end of 1999. Of the 3,441 jobs, 3,381 had been eliminated, and 60 will be eliminated by the end of 1999.

In the second quarter of 1998, the company sold its shares in the TI-Acer DRAM semiconductor manufacturing joint venture to Acer Corporation for $120 million in cash. This sale resulted in a pretax gain of $83 million, included in other income.

First Quarter of 1998

In the first quarter of 1998, the company's U.S. DRAM semiconductor manufacturing joint venture with Hitachi, Ltd. was discontinued as a result of a combination of severe price declines and overcapacity in the DRAM market. As a part of this first quarter discontinuance, TI purchased the assets of the venture for approximately $98 million. Also as part of this first quarter discontinuance, TI and Hitachi decided to assume and share equally in the payment of the venture's obligations. TI's share of those payments was $219 million, which was paid and charged to cost of revenues in the first quarter.

In connection with TI's acquisitions of GO DSP and Spectron, both of which occurred in the first quarter of 1998, TI recorded charges of $10 million and $15 million for purchased in-process R&D (purchased R&D), based upon the appraised value of the related developmental projects. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

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

For each of these program areas, TI has used a four-step approach:

Ownership (creating awareness, assigning tasks);
Inventory (listing items to be assessed for Y2K readiness);
Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, making initial contingency plans); and Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing contingency plans).

At June 30, 1999, the Ownership, Inventory, Assessment and Corrective Action Deployment steps were essentially complete for priority items in each of the four program areas. TI considers priority items to be those that could significantly disrupt TI's business operations.

Further discussion of the status as of June 30, 1999, by program area follows:

Information Technology: Corrective actions have been deployed for substantially all of TI's legacy business strategic information systems (manufacturing, marketing, financial and human resources). In the ordinary course of business, TI continues to install new business systems as appropriate. Verification of Y2K readiness is incorporated into the process of implementing these new systems. Corrective action deployment of infrastructure hardware and software that support TI's enterprise-wide networks and servers is essentially complete. TI has also deployed an assessment tool and corrective action process for desktop computers. TI's EDI interfaces have been tested with major customers and suppliers, and TI believes that those interfaces are Y2K ready.

Physical Plant: Corrective action deployment for manufacturing equipment and facilities is essentially complete.

Products: TI is essentially complete with the Y2K readiness assessment of its products and is providing product status information on its company web site. Divested product lines were not part of this assessment. The effort has included semiconductor devices sold within the past five years. TI's assessment indicates that the majority of semiconductor products either have no date logic or are programmable devices that require customer assessment of any software and firmware or other elements added by or at the request of TI's customers. The likelihood and extent of Y2K problems relating to devices that require customer assessment are unknown. TI has identified date-related issues with certain of TI's semiconductor application software development tools and is providing corrective software patches. The company believes these development tool issues are unlikely to cause significant problems for TI customers. Assessment of products of the Materials & Controls, Educational & Productivity Solutions, and Digital Light Processing businesses indicates they are either Y2K ready or have no date logic.

Extended Enterprise: TI's Y2K supplier program has attempted to assess the readiness of TI suppliers, focusing on those that could significantly disrupt TI's business operations. TI began contacting its suppliers in 1997 to assess their readiness. This effort has included sending Y2K surveys and conducting onsite Y2K reviews with selected suppliers. TI's assessment of its critical suppliers is essentially complete, and contingency plans have been developed for those suppliers that were not assessed Y2K ready by June 30. TI also has discussed Y2K status with selected strategic customers.

Other Activities: TI continues to review Y2K issues relating to its information technology, physical plant, products, suppliers and customers. As noted above, TI has developed a set of contingency plans as of June 30, 1999 on the basis of information available as of that time. It will refine those plans and implement them as needed in response to further information gathered through the end of the year. In addition, TI intends to take actions to verify and maintain its Y2K readiness and finalize its year-end operating plan (for example, its plan for staffing to address Y2K issues that arise during the transition to 2000).

Costs to Address Y2K Issues: TI's estimated aggregate costs for its Y2K activities from 1995 through 2000 are expected to range from $65 million to $75 million. Through June 30, 1999, TI has spent approximately $60 million.

Risks of Y2K Issues and Contingency Plans: TI's contingency planning process is intended to mitigate worst-case business disruptions. TI believes that its most reasonably likely worst-case Y2K scenario would relate to disruption of supply from third parties as a result of Y2K problems experienced by those parties or their suppliers. TI's manufacturing, sales and service operations are dependent on an ongoing supply of infrastructure services (such as electricity, water and telecommunication services), materials and equipment spare parts from third parties as well as third-party transportation services. In many cases, TI depends on a limited number of suppliers for those services and materials. A disruption in supply could interrupt manufacturing operations and result in damage to work as well as delays in product deliveries to customers. These results could affect TI revenues and lead to claims by customers against the company. As part of contingency planning to address these risks, TI is considering alternatives such as the creation of buffer inventories of critical supplies and identification of alternative suppliers.

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

Certain discontinued products and divested product lines present Y2K issues. In the event of product failure, these issues could expose TI to product liability or other types of claims. It is difficult to predict the extent of potential liability. However, for several reasons, TI does not expect these issues to result in any claim that will have a material effect on its results of operations. The reasons include the age of the products (resulting in many being retired from service or upgraded before the Year 2000), expiration of applicable warranty periods, widespread customer awareness of Y2K risks, and the efforts of TI and the acquirers of its divested product lines to alert customers to Y2K issues affecting the products. TI continues to review legal risks that may be associated with discontinued products and divested product lines.

The preceding Year 2000 disclosure is designated a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

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

Following a jury finding of willful infringement by Hyundai, on May 23, 1999, TI announced it had signed a 10-year cross-license agreement with Hyundai. With the new cross-license agreement, all remaining litigation between TI and Hyundai was settled.

ITEM 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on April 22, 1999, the stockholders voted upon the election of directors.

The board nominees were elected as directors with the following vote:

      Nominee                        For           Withheld
      -------                        ---           --------
      James R. Adams             298,445,909      43,252,252
      David L. Boren             298,405,327      43,292,834
      James B. Busey IV          298,349,073      43,349,088
      Daniel A. Carp             298,414,489      43,283,672
      Thomas J. Engibous         298,302,058      43,396,103
      Gerald W. Fronterhouse     298,258,296      43,439,865
      David R. Goode             298,351,750      43,346,411
      Wayne R. Sanders           298,427,503      43,270,658
      Gloria M. Shatto           298,407,181      43,290,980
      Clayton K. Yeutter         298,393,334      43,304,827


ITEM 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

            Designation of
              Exhibits in
              this Report      Description of Exhibit
            --------------   ---------------------------
                  11         Computation of Basic and
                             Diluted Earnings Per Common
                             and Dilutive Potential
                             Common Share

                  12         Computation of Ratio of
                             Earnings to Fixed

                  27         Financial Data Schedule


     (b)  Report on Form 8-K

     The Registrant filed the following report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1999: Form 8-K, dated May 24, 1999, which included a news release regarding the signing of a cross-license agreement with Hyundai Electronics Industries Co., Ltd.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

The Form 10-Q includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as TI or its management "believes," "expects," "anticipates," "foresees," "forecasts," "estimates" or other words or phrases of similar import. Similarly, such statements herein that describe the company's business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements.

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of the company or its management:

  - Market demand for semiconductors, particularly for digital signal processors and analog chips in key markets, such as telecommunications and computers;

  - TI's ability to develop, manufacture and market innovative products in a rapidly changing technological environment;

  - TI's ability to compete in products and prices in an intensely competitive industry;

  - TI's ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

  - Timely completion by customers and suppliers of their Year 2000 programs, accurate assessment of TI's Year 2000 readiness and of risks associated with its current and past products, and effective implementation of contingency plans and corrective actions;

  -  Timely completion of announced acquisitions;

  - Global economic, social and political conditions in the countries in which TI and its customers and suppliers operate, including fluctuations in foreign currency exchange rates;

  -  Losses or curtailments of purchases from key customers;

  -  TI's ability to recruit and retain skilled personnel;

  -  Availability of raw materials and critical manufacturing equipment;

  - Realization of savings from announced restructuring efforts and consolidation of manufacturing operations.

For a more detailed discussion of these factors, see the text under the heading "Cautionary Statements Regarding Future Operations" in Item 1 of the company's Form 10-K for 1998. The forward-looking statements included in the Form 10-Q are made only as of the date of the Form 10-Q and the company undertakes no obligation to publicly update the forward-looking statements to reflect subsequent events or circumstances.

Trademarks: Digital Micromirror Device, Digital Light Processing and DLP are trademarks of Texas Instruments.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEXAS INSTRUMENTS INCORPORATED




                                     BY: /s/ WILLIAM A. AYLESWORTH
                                         ---------------------------------------
                                         William A. Aylesworth
                                         Senior Vice President
                                         Treasurer and
                                         Chief Financial Officer

Date: August 13, 1999

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