Form 10-Q
period 1999-09-30
TEXAS INSTRUMENTS INC
filed 1999-11-08
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999            Commission File Number 1-3761



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

                                 792,411,479
-----------------------------------------------------------------------------
Number of shares of Registrant's common stock outstanding as of September 30, 1999


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------


                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                        Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Nine Months Ended
                                                            ----------------------      ---------------------
                                                              Sept 30    Sept 30          Sept 30    Sept 30
Income                                                          1999       1998             1999       1998
------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 2,385    $ 2,113          $ 6,770    $ 6,467
Operating costs and expenses:
  Cost of revenues.........................................     1,247      1,322            3,555      4,281
  Research and development.................................       330        291              996        925
  Marketing, general and administrative....................       372        311            1,030      1,133
                                                              -------    -------          -------    -------
    Total..................................................     1,949      1,924            5,581      6,339
                                                              -------    -------          -------    -------
Profit from operations.....................................       436        189            1,189        128
Other income (expense) net.................................       153         65              295        258
Interest on loans..........................................        18         19               55         55
                                                              -------    -------          -------    -------
Income before provision for income taxes...................       571        235            1,429        331
Provision for income taxes.................................       188         80              479        113
                                                              -------    -------          -------    -------
Net income.................................................   $   383    $   155          $   950    $   218
                                                              =======    =======          =======    =======
Diluted earnings per common share..........................   $  0.47    $  0.19          $  1.17    $  0.27
                                                              =======    =======          =======    =======
Basic earnings per common share............................   $  0.49    $  0.20          $  1.21    $  0.28
                                                              =======    =======          =======    =======
Cash dividends declared per share of common stock..........   $  .043    $  .043          $  .128    $  .085

Cash Flows
----------
Net cash provided by operating activities..............................................   $ 1,056    $   827

Cash flows from investing activities:
  Additions to property, plant and equipment...........................................      (855)      (898)
  Purchases of short-term investments..................................................    (1,712)    (1,096)
  Sales and maturities of short-term investments.......................................     1,688      2,027
  Sales of noncurrent investments .....................................................       189          -
  Acquisition of businesses, net of cash acquired......................................      (469)      (152)
  Payments in connection with sale of memory business..................................         -       (550)
  Proceeds from sale of other businesses...............................................         -        120
                                                                                          -------    -------
Net cash used in investing activities..................................................    (1,159)      (549)

Cash flows from financing activities:
  Payments on loans payable............................................................         -         (4)
  Additions to long-term debt..........................................................       400          -
  Payments on long-term debt...........................................................      (253)       (55)
  Dividends paid on common stock.......................................................      (100)      (100)
  Sales and other common stock transactions............................................       274         99
  Common stock repurchase program......................................................      (411)      (167)
                                                                                          -------    -------
Net cash used in financing activities..................................................       (90)      (227)

Effect of exchange rate changes on cash................................................       (56)        14
                                                                                          -------    -------
Net increase (decrease) in cash and cash equivalents...................................      (249)        65
Cash and cash equivalents, January 1...................................................       540      1,015
                                                                                          -------    -------
Cash and cash equivalents, September 30................................................   $   291    $ 1,080
                                                                                          =======    =======







                                           2

                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                             Consolidated Financial Statements
                    (In millions of dollars, except per-share amounts.)

                                                                       Sept 30      Dec. 31
Balance Sheet                                                             1999         1998
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   291      $   540
  Short-term investments.............................................     1,724        1,709
  Accounts receivable, less allowance for losses of
    $70 million in 1999 and $70 million in 1998......................     2,030        1,343
  Inventories:
    Raw materials....................................................       118           77
    Work in process..................................................       411          354
    Finished goods...................................................       224          165
                                                                        -------      -------
      Inventories....................................................       753          596
                                                                        -------      -------
  Prepaid expenses...................................................        99           75
  Deferred income taxes..............................................       591          583
                                                                        -------      -------
    Total current assets.............................................     5,488        4,846
                                                                        -------      -------
Property, plant and equipment at cost................................     6,747        6,379
  Less accumulated depreciation......................................    (3,228)      (3,006)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     3,519        3,373
                                                                        -------      -------
Investments..........................................................     3,285        2,564
Deferred income taxes................................................        33           23
Other assets.........................................................       873          444
                                                                        -------      -------
Total assets.........................................................   $13,198      $11,250
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   264      $   267
  Accounts payable...................................................       624          510
  Accrued and other current liabilities..............................     1,550        1,419
                                                                        -------      -------
    Total current liabilities........................................     2,438        2,196
                                                                        -------      -------
Long-term debt.......................................................     1,159        1,027
Accrued retirement costs.............................................       764          895
Deferred income taxes................................................       665          381
Deferred credits and other liabilities...............................       249          224

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized -  1,200,000,000 shares.
    Shares issued: 1999 - 793,506,626; 1998 - 392,395,997............       794          392
  Paid-in capital....................................................       657        1,178
  Retained earnings..................................................     5,633        4,795
  Less treasury common stock at cost.
    Shares: 1999 - 1,095,147; 1998 - 1,716,038.......................      (119)        (134)
  Accumulated other comprehensive income.............................       958          296
                                                                        -------      -------
    Total stockholders' equity.......................................     7,923        6,527
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $13,198      $11,250
                                                                        =======      =======








                                       3
                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                        Notes to Financial Statements


1. Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (819.6 and 800.1 million shares for the third quarters of 1999 and 1998, and 814.8 and 800.6 million shares for the nine months ended September 30, 1999 and 1998). Share amounts have been retroactively adjusted for the 1999 two-for-one stock split which was effective August 16, 1999.

2. On September 29, 1999, TI entered into an agreement to acquire Power Trends, Inc., in a stock-for-stock transaction pursuant to which TI will issue approximately 1.68 million shares of common stock.

3. On August 31, 1999, TI acquired Telogy Networks, Inc. (Telogy) in a stock-for-stock pooling transaction in which TI issued approximately 6.3 million shares of common stock and 1.9 million substitute employee stock options. Acquisition-related transaction costs incurred were $15 million, which were expensed and included in marketing, general and administrative expense in the third quarter of 1999. TI operating results prior to the acquisition date have not been restated to include Telogy results due to their immateriality.

4. On October 15, 1999, TI completed its previously announced acquisition of Unitrode Corporation, in a stock-for-stock transaction pursuant to which TI issued approximately 16.7 million shares of common stock.

5.  In connection with TI's acquisition of Integrated Sensor Solutions, Inc.
(ISS) for approximately $67 million in the third quarter of 1999, TI recorded a charge of $16 million for the value of in-process R&D (purchased R&D) at the acquisition date, based upon the appraised value of the related developmental projects. The purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission.

ISS's research and development relates to high performance intelligent sensor products that are used in electronic control systems in the automotive and industrial markets.

Significant assumptions used in determining the value of purchased R&D for ISS included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in 2000. The discount rate selected for ISS's in-process technologies was 25%.

At the time of the acquisition, August 16, 1999, ISS management estimated the remaining cost and time to complete the purchased R&D projects was $4 million and 233 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. TI expects to essentially meet its original return expectations.

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




                                       4
6. In the third quarter of 1999, the company sold several non-current stock investments in return for either shares in the publicly-traded acquiring company or cash. These transactions resulted in a pre-tax gain of $87 million, which was included in other income.

7. In the third quarter of 1999, severance actions were taken by TI's semiconductor operations in the U.S. These actions, taken in response to the continuing downturn in the hard disk drive market place, affected 206 jobs. As a result, TI took a pretax charge of $12 million in the third quarter, of which $10 million was included in cost of revenues and $2 million in marketing, general and administrative expense. Of the $12 million charge, $9 million was for severance, $2 million was for fixed asset write-downs for assets held for disposal, and $1 million was for vendor obligations. These fixed assets were to be sold for scrap value and were therefore written down to zero, their sales value. Essentially all of the employees will leave by the end of the year. At September 30, 1999, the pay-out of the severance obligation had not yet begun.

8. In the third quarter of 1999, additional severance actions were taken for the Japan manufacturing efficiency program discussed in Note 12 following. This resulted in a pretax charge of $7 million in the third quarter for the elimination of an additional 105 jobs in Hatogaya, Japan. At September 30, 1999, the pay-out of the severance obligation had not yet begun. The
$7 million charge was included in cost of revenues.

9. In the third quarter of 1999, the company issued $400 million of 7.0% notes due August 14, 2004.

10. In connection with TI's acquisition of Libit Signal Processing Ltd. (Libit) for approximately $365 million in the second quarter of 1999, TI recorded a charge of $52 million for the value of purchased in-process R&D (purchased R&D) at the acquisition date, based upon the appraised value of the related developmental projects. The purchased R&D projects were assessed, analyzed and valued within the context and framework recently articulated by the Securities and Exchange Commission.

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

At the time of the acquisition, Libit management estimated the remaining cost and time to complete the purchased R&D projects was $5 million and 492 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. At September 30, 1999, based on the latest available information, the estimated remaining cost and time to complete the in-process projects was approximately $5 million and 450 engineer-months. TI expects to essentially meet its original return expectations.

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

11. In the second quarter of 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 (accounting for derivatives) from 2000 to 2001. In addition, No. 137 rolled forward the transition date for the required separation for accounting purposes of an embedded derivative from its host instrument. The previous transition date was for host instruments acquired after year-end 1997. The new transition date is for host instruments acquired after year-end 1998. As a result of these changes, TI expects to adopt No. 133 in the first quarter of 2001 on a cumulative basis. TI's significant embedded derivative, the embedded call option on Micron Technology, Inc. (Micron) common shares contained in the company's Micron convertible note investment, will not be separated from the convertible note because the note was acquired prior to year-end 1998.

12. In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. This action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatogaya, Japan, and $1 million for other related costs. At September 30, 1999, the pay-out of the severance cost obligation had not yet begun. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense.

13. In the first quarter of 1999, sale of the Micron subordinated note and other securities generated $172 million in cash.

14. In connection with TI's acquisition of Butterfly VLSI, Ltd. (Butterfly) in the first quarter of 1999, TI recorded a charge of $10 million for the value of purchased in-process R&D (purchased R&D) at the acquisition date, based upon the appraised fair value of the related developmental projects. The purchased R&D projects were assessed, analyzed and valued within the context and framework recently articulated by the Securities and Exchange Commission.

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

At the time of the acquisition, Butterfly management estimated the remaining cost and time to complete the purchased R&D projects to be $5 million and 264 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. At September 30, 1999, based on the latest available information, the estimated remaining cost and time to complete the in-process projects was approximately $3 million and 205 engineer-months. TI expects to essentially meet its original return expectations.

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

15. In the third quarter of 1998, the company took a pre-tax charge of $14 million for accelerated depreciation for fixed assets removed from service in Singapore under the worldwide restructuring program discussed in Note 16 following.

16. In the second quarter of 1998, the company announced that, as a result of the various business divestitures over the past several years, the pending sale of its memory business (subsequently completed in September 1998), and weakness at that time in the semiconductor market environment, it was implementing a severance/manufacturing efficiency program in order to more closely match the size and cost of its support functions with the company's overall size and to further combine manufacturing resources for more efficient operations. The plan, which primarily affected the company's corporate activities and semiconductor businesses, included the elimination of 3,441 jobs around the world through voluntary programs, attrition, outsourcing and layoffs, as well as the closing of several facilities. As a result, the company took a pretax charge of $219 million in the second quarter of 1998, of which $126 million was included in marketing, general and administrative expense and $93 million in cost of revenues. Of the $219 million charge, $161 million was for severance, $41 million for asset write-downs and $17 million for vendor cancellation and lease charges.

Of the $41 million for asset write-downs, $25 million was for U.S. semiconductor inventories and $16 million was for fixed assets, primarily accelerated depreciation on assets phased out during 1998 in connection with the winding down of production at a semiconductor manufacturing facility located in Singapore.

Of the $17 million for vendor cancellation and lease charges, $15 million was for required vendor fees for cancellation of purchase contracts for chemicals, supplies and equipment as a result of an U.S. facility shutdown.

At September 30, 1999, the program had essentially been completed, with most severance costs paid except for $20 million, which will primarily be paid by the end of 1999. Of the 3,441 jobs, 3,401 had been eliminated, and 40 will be eliminated in the year 2000.

17. In the second quarter of 1998, the company sold its shares in the TI-Acer DRAM semiconductor manufacturing joint venture to Acer Corporation for $120 million in cash. This sale resulted in a pre-tax gain of $83 million, included in other income

18. In the first quarter of 1998, the company's U.S. DRAM semiconductor manufacturing joint venture with Hitachi, Ltd. was discontinued as a result of a combination of severe price declines and overcapacity in the DRAM market.
As a part of this first quarter discontinuance, TI purchased the assets of the venture for approximately $98 million. Also as part of this first quarter discontinuance, TI and Hitachi decided to assume and share equally in the payment of the venture's obligations. TI's share of those payments was $219 million, which was paid and charged to cost of revenues in the first quarter.

19. In connection with TI's acquisitions of GO DSP and Spectron, both of which occurred in the first quarter of 1998, TI recorded charges of $10 million and $15 million, for purchased in-process R&D (purchased R&D), based upon the appraised fair value of the related developmental projects. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

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

20. Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the third quarters of 1999 and 1998 was $1,211 million and $122 million. For the nine months ended September 30, 1999, and 1998 it was $1,612 million and $193 million.

21. There has been no significant change in the status of the audit and investigation concerning grants from the Italian government.

The amount of borrowings by TECH Semiconductor Singapore under its $450 million principal amount credit facility, of which TI is a guarantor, was $415 million at September 30, 1999, compared to $240 million at year-end 1998.

22. Certain amounts in the prior period's financial statements have been reclassified to conform to the 1999 presentation.

23. The statements of income, statements of cash flows and balance sheet at September 30, 1999, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

24.  Business segment information is as follows:

                                         For Three Months Ended          For Nine Months Ended
                                         ----------------------          ---------------------
                                            Sept 30   Sept 30             Sept 30   Sept 30
Business Segment Net Revenues                 1999      1998                1999      1998
(millions of dollars)                       -------   -------             -------   -------
-----------------------------
Semiconductor
  Trade.................................... $ 1,919   $ 1,523             $ 5,463   $ 4,646
  Intersegment.............................       4         7                  16        16
                                            -------   -------             -------   -------
                                              1,923     1,530               5,479     4,662
                                            -------   -------             -------   -------
Materials & Controls
  Trade....................................     252       226                 753       713
  Intersegment.............................      --         1                   1         1
                                            -------   -------             -------   -------
                                                252       227                 754       714
                                            -------   -------             -------   -------
Educational & Productivity Solutions
  Trade....................................     160       133                 394       374

Corporate activities.......................      43        21                 105       115
Divested activities........................       7       202                  38       602
                                            -------   -------             -------   -------
Total...................................... $ 2,385   $ 2,113             $ 6,770   $ 6,467
                                            =======   =======             =======   =======


Business Segment Profit (Loss)
(millions of dollars)
------------------------------
Semiconductor.............................. $   473   $   363             $ 1,297   $ 1,102
Materials & Controls.......................      41        33                 123       106
Educational & Productivity Solutions.......      47        32                 100        70
Corporate activities.......................     (96)      (70)               (252)     (166)
Special charges and gains,
  net of applicable profit sharing.........     (40)      (14)               (110)     (394)
Interest on loans/other income,
  excluding a second quarter 1998 gain of
  $83 million included above...............     135        46                 241       119
Divested activities........................      11      (155)                 30      (506)
                                            -------   -------             -------   -------
Income before provision for income taxes... $   571   $   235             $ 1,429   $   331
                                            =======   =======             =======   =======


25. The following is a detailed reconciliation of individual restructuring accruals (in millions of dollars).

                                                  YEAR OF CHARGE

                                            1997                          1998                    1999
                         ---------------------------------------  ---------------------  -----------------------
                                Divestiture              Reserves               SC                       SC
                                  of MCB/     M&C cost   against             operation      SC          cost
                                  termina-     reduc-    gains on  SC and     closing &  operation    reduction
                                   tion         tion     business   Corp.   M&C sale of  closing in    action
      Description*        Total   of DIPD      action     sales    actions   operation     Japan       in U.S.
----------------------------------------------------------------------------------------------------------------
   BALANCE,
   DECEMBER 31, 1998      $ 163    $ 16         $ 21      $ 24     $ 49        $ 53

   CHARGES:
   Severance                 13                                                            $ 13
   Vendor and warranty
     obligations              1                                                               1

   DISPOSITIONS:
   Severance payments       (41)                  (4)       (1)     (16)        (20)
   Vendor and warranty
     obligation payments     (1)     (1)
   Adjustments - net
     reversal to income      (3)                                     (3)
                          -----    ----         ----      ----     ----        ----        ----
   BALANCE,
   MARCH 31,1999            132      15           17        23       30          33          14

   DISPOSITIONS:
   Severance payments        (9)                  (3)                (5)         (1)
   Various payments          (8)                                                 (8)
   Adjustments - net
     reversal to income      (5)                  (2)                (3)
                          -----    ----         ----      ----     ----        ----        ----
   BALANCE,
   JUNE 30, 1999            110      15           12        23       22          24          14

   CHARGES:
   Severance                 16                                                               7         $  9
   Asset writedowns           2                                                                            2
   Vendor and warranty
     obligations              1                                                                            1

   DISPOSITIONS:
   Severance payments        (4)     (1)          (1)                (2)
   Asset writedowns          (2)                                                                          (2)
                          -----    ----         ----      ----     ----        ----        ----         ----
   BALANCE,
   SEPT. 30, 1999         $ 123    $ 14         $ 11      $ 23     $ 20        $ 24        $ 21         $ 10
                          -----    ----         ----      ----     ----        ----        ----         ----
                          -----    ----         ----      ----     ----        ----        ----         ----

*Abbreviations
SC     =  Semiconductor Business
MCB    =  Mobile Computing Business
DIPD   =  Digital Imaging Printing Development Program
Corp.  =  Corporate Division


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced third quarter 1999 financial results that reflect continuing growth in the company's core businesses and continuing improvement in margins. Results as compared to the same period last year include the following:

o Orders grew 18 percent to $2382 million. Excluding the divested memory business, orders grew 30 percent.
o Revenue grew 13 percent to $2385 million. Excluding the divested memory business, revenue grew 25 percent.
o  Gross profit margins improved 10.3 percentage points to 47.7 percent.
o  Operating margin improved 9.3 percentage points to 18.3 percent.
o  Net income grew 147 percent to $383 million.
o  Diluted earnings per share grew 147 percent to $0.47.
o  Semiconductor revenue grew 26 percent to $1923 million.

Additionally, TI's core semiconductor product areas of digital signal processor (DSP) and analog grew substantially versus the year-ago quarter.
DSP revenue was up 25 percent and analog revenue was up 24 percent, both due primarily to continued strength in wireless and increased sales of catalog products into the mass market. Of particular note is the strength in analog catalog revenue, up 38 percent from a year ago and 19 percent sequentially, as a result of strategic investment in the company's product portfolio. The recently announced acquisitions of Unitrode Corporation and Power Trends, Inc. further extend TI's leadership in the analog catalog area.

TI's results in the third quarter include $0.07 of EPS from investments in several DSP-related companies, primarily through TI's venture capital fund. This fund was formed two years ago to accelerate development of emerging DSP markets and to invest in early-stage companies. The strategic value of these investments to TI is early insight into new DSP applications and other related markets.

Note: All of the share and per-share amounts in this release have been adjusted to reflect the two-for-one stock split effective August 16, 1999.

FINANCIAL SUMMARY

TI revenue for the third quarter of 1999 increased to $2385 million from $2113 million in the year-ago quarter, as growth in semiconductor more than offset the loss of revenue from the divested memory business. Revenues were up 2 percent from the second quarter of 1999. Excluding the catch-up royalties of $85 million from Hyundai Electronics Industries Co. in the second quarter, revenue was up 5 percent sequentially due to increased semiconductor shipments.

Operating margin for the quarter was 18.3 percent up 9.3 percentage points from the year-ago quarter, primarily due to the absence of losses from the divested memory business, and to a lesser extent, increased profits in semiconductor. Operating margin was down 1.1 percentage points from the second quarter of 1999, primarily due to the catch-up royalties from Hyundai in the second quarter.

Net income for the quarter was $383 million, up from the $155 million in the year-ago quarter, primarily due to the absence of losses in the memory business and increased semiconductor profits. Net income increased by $60 million, or 18 percent, from the second quarter of 1999, as gains in investment income and increased semiconductor shipments significantly exceeded the second quarter Hyundai catch-up royalties.

EPS of $0.47 rose 147 percent from the third quarter of 1998, and was up $0.07 from the second quarter of 1999.

TI orders in the third quarter were $2377 million, up 18 percent from the year-ago quarter, as increased demand for semiconductor products significantly more than offset the absence of orders from the divested memory business. Orders declined by $129 million from the second quarter of 1999, as the absence of the Hyundai catch-up royalties, combined with a seasonal decline in orders in Educational & Productivity Solutions (E&PS), more than offset increased demand for semiconductor products.

Results for the quarter include special charges of $50 million, primarily for in-process R&D costs associated with TI's acquisition of Integrated Sensor Solutions, Inc. and costs associated with the pooling acquisition of Telogy Networks, Inc. In the third quarter of 1998, there was a special charge of $14 million related to the winding down of a manufacturing facility in Singapore.

Excluding special charges: Operating margin was 19.9 percent, compared with
9.6 percent in the year-ago quarter; net income was $420 million, compared with $164 million; and EPS was $0.51, compared with $0.21. The company believes that, for analytical purposes, the effect of these items should be excluded from operating results because they are not indicative of future operating results or of future financial condition. Additional information relating to these items appears below under the heading "Special Charges and Gains."

OUTLOOK

TI expects steady sequential growth in its semiconductor business in the fourth quarter, primarily driven by continuing strong demand for DSP and analog products in the wireless and mass markets. Reflecting strength in wireless, TI has raised its estimate for industry production of digital cellular phones in 1999 from 245 million to 260 million, up 70 percent from 1998.

The hard disk drive market is expected to remain weak, as drive manufacturers work through inventories and component pricing continues to be under pressure. TI remains strategically focused on high-performance channel products and system-level integration.

TI expects to take a special charge in the fourth quarter of 1999 associated with the acquisitions of Unitrode Corporation, which closed on October 15, 1999, and Power Trends, Inc. which is expected to be completed by the end of the year.

Looking toward 2000, TI expects continuing strong demand from multiple end-equipment markets for DSP and analog. These include large markets such as wireless and the mass market, as well as smaller but accelerating markets for ADSL (Asymmetric Digital Subscriber Line), Voice-over-Internet Protocol (VoIP) and cable modem.

SEMICONDUCTOR

Semiconductor revenue of $1923 million was up 26 percent from the third quarter of 1998, primarily due to gains in analog and DSP. Revenue was up
2 percent from the second quarter of 1999. Excluding the catch-up royalties from Hyundai in the second quarter, semiconductor revenue was up 7 percent, primarily due to increased analog and DSP shipments.

DSP revenue was up 25 percent and analog revenue was up 24 percent, both due primarily to continued strength in wireless and increased sales of catalog products into the mass market. Sequentially, DSP revenue was up 6 percent, primarily due to wireless, and to a lesser extent, sales of catalog products; analog was up 7 percent, primarily due to strength across a breadth of products.

TI saw a strong increase in demand for its differentiated catalog products, as new customer designs transition into production. DSP catalog revenue was up 76 percent from a year ago, and 15 percent sequentially. Analog catalog revenue was up 38 percent from a year ago, and 19 percent sequentially.

Revenues for TI's remaining semiconductor products increased from both the year-ago quarter and the second quarter.

Semiconductor operating margin of 24.6 percent was up from 23.7 percent in the year-ago quarter, due to increased product shipments. Operating margin was down 1.1 percentage points from the second quarter of 1999, due to absence of the Hyundai catch-up royalties. Excluding the catch-up royalties in the second quarter, semiconductor operating margin was up 1.6 percentage points.

Semiconductor orders increased 33 percent from the year-ago quarter, primarily due to increased demand for analog and DSP products. Orders were about unchanged sequentially, as increased demand across the breadth of semiconductor products nearly offset the absence of the Hyundai catch-up royalties.

During the quarter, TI continued to strengthen its position in new and emerging markets. In broadband, TI announced a number of new customers for its DSP-based ADSL modem technology, including IBM for desktop PCs; Samsung and Hyundai for products targeting the Korean market; and the Legend Group, the largest PC brand in China. Furthering TI's strong position in the VoIP market, TI announced a new VoIP cable modem reference design, which combines the hardware and software technologies of TI's recent acquisitions, Telogy Networks and Libit Signal Processing Ltd.

TI also introduced eXpressDSP(TM) Real-Time Software Technology, a complete, open software environment that significantly streamlines and simplifies the product development process for DSP applications.

MATERIALS & CONTROLS (M&C)

Revenue for the M&C business was $252 million, up 11 percent from the third quarter of 1998, primarily due to strength in automotive. Third quarter operating margin was 16.2 percent, up from 14.5 percent for the year-ago quarter, primarily due to the emphasis on a best-cost producer strategy.

During the quarter, TI completed the previously announced acquisition of Integrated Sensor Solutions. The acquisition strengthens M&C's leading position in pressure sensors with complementary product lines.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

Revenue for E&PS was $160 million, up 20 percent from the third quarter of 1998, primarily due to strong sales of graphing calculators. Operating margin was a record 29.4 percent, up 5.5 percentage points from the year-ago quarter, primarily due to strong sales of graphing calculators.

E&PS is a seasonal business, with revenues and earnings being significantly higher in second and third quarter. The business achieved its highest level of shipments for a third quarter, contributing to a record back-to-school season for the business.

E&PS also acquired Soft Warehouse, Inc, a maker of mathematical software for educational and professional use. E&PS will use the acquisition to expand its presence in the educational technology market.

DIGITAL IMAGING

Revenue in digital imaging increased almost 60 percent from the year-ago quarter, due to growth in portable business projectors that use TI's Digital Light Processing(TM) technology. Digital imaging continued to operate at a loss, while working toward improvements in manufacturing yields.

ADDITIONAL FINANCIAL INFORMATION

For the first nine months of 1999, TI revenues were $6770 million, up from the $6467 million in the first nine months of 1998, as gains in semiconductor significantly offset the loss of revenue from the divested memory business. The increase in semiconductor revenues for the first nine months of 1999 was primarily due to strength across a broad range of products. The increase in M&C was due primarily to strength in automotive, and the increase in E&PS was due primarily to increased demand for graphing calculators.

For the first nine months of 1999, TI operating margin was 17.6 percent, up
15.6 percentage points from the same period a year ago, primarily due to the absence of losses from the divested memory business. Semiconductor operating margin was unchanged. The improvement in M&C was due to increased product shipments, and the increase in E&PS was primarily due to product cost reductions.

Net income for the first nine months of 1999 was $950 million, compared with $218 million in the year-ago period due to the absence of losses from the divested memory business, and to a lesser extent, about equally due to the non-recurrence of costs associated with a worldwide restructuring and with the dissolution of the company's dynamic random access memory (DRAM) joint venture with Hitachi, Ltd. Diluted earnings per share were $1.17, compared with $0.27.

For the first nine months of 1999, TI orders were $7114 million, compared with $6091 million from the same period a year ago, primarily due to increased demand for semiconductor products. Semiconductor orders for the first nine months were up, primarily due to increased demand in analog and DSP. M&C orders were up, primarily due to strength in automotive. E&PS orders were up, primarily due to strength in graphing calculators.

Results for the first quarter of 1999 included special charges of $25 million, primarily for consolidation of semiconductor manufacturing operations in Japan. In the first quarter of 1998, there was a special charge of $244 million, primarily for discontinuing a DRAM manufacturing joint venture with Hitachi. The second quarter of 1999 included a special charge of $52 million for in-process R&D associated with the acquisition of Libit Signal Processing. In the second quarter of 1998, there was a special charge of $219 million for a worldwide restructuring of support functions and consolidation of manufacturing operations, as well as an $83 million gain in the quarter on the sale of TI's shares in the TI-Acer joint venture to Acer Corporation. Results from the third quarter of 1999 include special charges of $50 million, primarily for in-process R&D costs associated with TI's acquisition of Integrated Sensor Solutions and costs associated with the pooling acquisition of Telogy Networks. In the third quarter of 1998, there was a special charge of $14 million related to the winding down of a manufacturing facility in Singapore.

Excluding special charges, TI operating margin for the first nine months of 1999 was 19.2 percent, up from 9.4 percent in the first nine months of 1998, primarily due to the absence of losses from the divested memory business.

Excluding special charges, net income for the first nine months of 1999 was $1051 million, compared with $482 million in the year-ago period, and diluted earnings per share were $1.29, compared with $0.60, primarily due to the absence of losses from the divested memory business.

During the first nine months of 1999, cash and cash equivalents plus short-term investments decreased by $234 million to $2015 million. The acquisitions of Butterfly VLSI, Ltd., Libit Signal Processing, Integrated Sensor Solutions, and ATL Research required approximately $469 million of cash in the first three-quarters of 1999. The sale of the Micron subordinated note and other securities generated $189 million of cash. In the third quarter, TI issued $400 million of new debt maturing on August 15, 2004, with a 7.0 percent coupon interest rate. The new issuance will be used for general corporate purposes including the refinancing of existing TI debt. TI retired $200 million of debt maturing July 15,1999, with a 6.75 percent coupon interest rate.

Cash flow from operating activities was $1056 million in the first three quarters of 1999. Capital expenditures totaled $855 million in the first nine months of 1999, compared to $898 million in the first three quarters of 1998, which included the divested memory business. Capital expenditures totaled $350 million in the third quarter of 1999 versus $200 million in the year-ago quarter. Capital expenditures continue to be projected at about $1.3 billion for the year. Including in-process R&D from acquisitions, R&D totaled $996 million in the first nine months of 1999, compared to $925 million in the first nine months of 1998. R&D totaled $330 million in the third quarter, versus $291 million in the year-ago quarter. R&D continues to be projected at about $1.3 billion for the year.

Depreciation for the first three quarters of 1999 was $710 million, compared to $903 million in the same time period a year ago. Depreciation for the third quarter of 1999 was $248 million, versus $319 million in the year-ago quarter. Depreciation for 1999 continues to be projected at about $1.0 billion.

During the first three quarters of 1999, TI continued to purchase shares of common stock as part of its program to reduce the potential dilutive effect of shares to be issued under employee stock options. On August 24, 1999, TI rescinded the share repurchase program associated with long-term incentive options as part of the process for the pooling acquisition of Telogy Networks. During the first three quarters, TI spent $137 million of cash for share purchases net of proceeds from sales and other common stock transactions.

The income tax rate, excluding the effect of the third quarter 1999 non-deductible acquisition-related R&D charge, was 32 percent.

At the end of the third quarter, the debt-to-total capital ratio was .15 versus .17 at the end of 1998.

SPECIAL CHARGES AND GAINS

Third Quarter of 1999

In connection with TI's acquisition of Integrated Solutions, Inc. (ISS) for approximately $67 million in the third quarter of 1999, TI recorded a charge of $16 million for the value of in-process R&D (purchased R&D) at the acquisition date, based upon the appraised value of the related developmental projects. The purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission.

ISS's research and development relates to high performance intelligent sensor products that are used in electronic control systems in the automotive and industrial markets.

Significant assumptions used in determining the value of purchased R&D for ISS included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in 2000. The discount rate selected for ISS's in-process technologies was 25%.

At the time of the acquisition, August 16, 1999, ISS management estimated the remaining cost and time to complete the purchased R&D projects was $4 million and 233 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. TI expects to essentially meet its original return expectations.

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

In the third quarter of 1999, severance actions were taken by TI's semiconductor operations in the U.S. These actions, taken in response to the continuing downturn in the hard disk drive market, affected 206 jobs. As a result, the TI took a pretax charge of $12 million in the third quarter, of which $10 million was included in cost of revenues and $2 million in marketing, general and administrative expense. Of the $12 million charge, $9 million was for severance, $2 million was for fixed asset write-downs for assets held for disposal, and $1 million was for vendor obligations. These fixed assets were to be sold for scrap value and were therefore written down to zero, their sales value. Essentially all of the employees will leave by the end of the year. At September 30, 1999, the pay-out of the severance obligation had not yet begun. The primary benefit from this action is reduced people costs, which are estimated to reach $22 million annually. The benefit is expected to begin in the fourth quarter of 1999.

In the third quarter of 1999, additional severance actions were taken for the Japan manufacturing efficiency program announced during the first quarter of 1999 (program is more fully discussed below under First Quarter of 1999). This resulted in a pretax charge of $7 million in the third quarter for the elimination of an additional 105 jobs in Hatogaya, Japan. At September 30, 1999, the pay-out of the severance obligation had not yet begun. The
$7 million charge was included in cost of revenues.

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

At the time of the acquisition, Libit management estimated the remaining cost and time to complete the purchased R&D projects was $5 million and 492 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. At September 30, 1999, based on the latest available information, the estimated remaining cost and time to complete the in-process projects was approximately $5 million and 450 engineer months. TI expects to essentially meet its original return expectations.

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

First Quarter of 1999

In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. This action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatogaya, Japan, and $1 million for other related costs. At September 30, 1999, the pay-out of the severance cost obligation had not yet begun. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense. The primary benefit from this consolidation action was reduced people costs, which were estimated to reach $11 million annually. The benefit was expected to begin in the fourth quarter of 1999.

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

At the time of the acquisition, Butterfly management estimated the remaining cost and time to complete the purchased R&D projects to be $5 million and 264 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. At September 30, 1999, based on the latest available information, the estimated remaining cost and time to complete the in-process projects was approximately $3 million and 205 engineer-months. TI expects to essentially meet its original return expectations.

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

Third Quarter of 1998

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

At September 30, 1999, the program had essentially been completed, with most severance costs paid except for $20 million, which will primarily be paid by the end of 1999. Of the 3,441 jobs, 3,401 had been eliminated, and 40 will be eliminated in the year 2000.

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

At September 30, 1999, the Ownership, Inventory, Assessment and Corrective Action Deployment steps were essentially complete for priority items in each of the four program areas. TI considers priority items to be those that could significantly disrupt TI's business operations.

Discussion of the status as of September 30, 1999, for each program area follows:

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

Products: TI has completed its Y2K readiness assessment of its products and continues to provide product status information on its company web site. Divested product lines were not part of this assessment. The effort has included semiconductor devices sold within the past five years. TI's assessment indicates that the majority of semiconductor products either have no date logic or are programmable devices that require customer assessment of any software and firmware or other elements added by or at the request of TI's customers. The likelihood and extent of Y2K problems relating to devices that require customer assessment are unknown. TI has identified date-related issues with certain of TI's semiconductor application software development tools and continues to provide corrective software patches. The company believes these development tool issues are unlikely to cause significant problems for TI customers. Assessment of products of the Materials & Controls, Educational & Productivity Solutions, and Digital Light Processing businesses indicated they are either Y2K ready or have no date logic.

Extended Enterprise: TI's Y2K supplier program has attempted to assess the readiness of TI suppliers, focusing on those that could significantly disrupt TI's business operations. TI began contacting its suppliers in 1997 to assess their readiness. This effort has included sending Y2K surveys and conducting onsite Y2K reviews with selected suppliers. TI's assessment of its critical suppliers is essentially complete, and contingency plans have been developed for those suppliers that were not assessed Y2K ready by June 30. TI continues to monitor the readiness status of those suppliers and refine those contingency plans. TI will implement the plans as needed in response to further information gathered through the end of this year. TI also has discussed Y2K status with selected strategic customers.

Other Activities: TI continues to review Y2K issues relating to its information technology, physical plant, products, suppliers and customers. TI developed a set of contingency plans on the basis of information available as of June 30, 1999. It continues to refine those plans and will implement them as needed in response to further information gathered through the end of the year. In addition, TI has been taking and will continue to take actions to verify and maintain its Y2K readiness and finalize its year-end operating plan (for example, its plan for staffing to address Y2K issues that arise during the transition to 2000).

Costs to Address Y2K Issues: TI's estimated aggregate costs for its Y2K activities from 1995 through 2000 are expected to range from $65 million to $75 million. Through September 30, 1999, TI has spent approximately $63 million.

Risks of Y2K Issues and Contingency Plans: TI's contingency planning process is intended to mitigate worst-case business disruptions. TI believes that its most reasonably likely worst-case Y2K scenario would relate to disruption of supply from third parties as a result of Y2K problems experienced by those parties or their suppliers. TI's manufacturing, sales and service operations are dependent on an ongoing supply of infrastructure services (such as electricity, water and telecommunication services), materials and equipment spare parts from third parties as well as third-party transportation services. In many cases, TI depends on a limited number of suppliers for those services and materials. A disruption in supply could interrupt manufacturing operations and result in damage to work in process as well as delays in product deliveries to customers. These results could affect TI revenues and lead to claims by customers against the company. As part of contingency planning to address these risks, TI has identified alternative suppliers where available.

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

As part of its Y2K program, TI is evaluating the Y2K status of recently acquired businesses. TI does not expect that any of the acquired businesses present Y2K issues that will have a material impact on TI's results of operations.

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

          (b)  Report on Form 8-K

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

Trademark:  eXpressDSP is a registered trademark of Texas Instruments
            Incorporated.




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

Date:  November 5, 1999

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

     27                 Financial Data Schedule                  E
