Form 10-K405
period 1999-12-31
TEXAS INSTRUMENTS INC
filed 2000-03-03
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999
                        Commission File Number 1-3761

                         TEXAS INSTRUMENTS INCORPORATED
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Delaware                            75-0289970
      ------------------------       ------------------------------------
      (State of Incorporation)       (I.R.S. Employer Identification No.)

     12500 TI Boulevard, P.O. Box 660199, Dallas, Texas         75266-0199
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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $85,473,000,000 as of January 31, 2000.

                                814,528,072
     ---------------------------------------------------------------------
     (Number of shares of common stock outstanding as of January 31, 2000)

Parts I, II, III and IV hereof incorporate information by reference to the Registrant's proxy statement for the 2000 annual meeting of stockholders.

                                      PART I

ITEM 1.   Business.

General Information
-------------------

Texas Instruments Incorporated ("TI" or the "company," including subsidiaries except where the context indicates otherwise) is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in 27 countries. TI's largest geographic markets are in the United States, Asia, Japan and Europe. TI has been in operation since 1930.

The financial information with respect to TI's business segments and operations outside the United States, which is contained in the note to the financial statements captioned "Business Segment and Geographic Area Data" on pages B-23 through B-25 of TI's proxy statement for the 2000 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.


Semiconductor
-------------

TI is a global semiconductor company and the world's leading designer and supplier of digital signal processors and analog integrated circuits, the engines driving the digitization of electronics. These two types of semiconductor products work together in digital electronic devices such as digital cellular phones. Analog technology converts analog signals like sound, light, temperature and pressure into the digital language of zeros and ones, which can then be processed in real-time by a digital signal processor. Analog integrated circuits also translate digital signals back to analog. Digital signal processors and analog integrated circuits enable a wide range of new products and features for TI's more than 30,000 customers in commercial, industrial and consumer markets.

TI also is a world leader in the design and manufacturing of other semiconductor products. Those products include standard logic, application-specific integrated circuits, reduced instruction-set computing microprocessors, microcontrollers and digital imaging devices.

The semiconductor business comprised 84% of TI's 1999 revenues. TI's semiconductor products are used in a diverse range of electronic systems, including digital cell phones, computers, printers, hard disk drives, modems, networking equipment, digital cameras and video recorders, motor controls, autos, and home appliances. Products are sold primarily to original-equipment manufacturers and through distributors. TI's semiconductor patent portfolio has been established as an ongoing contributor to semiconductor revenues. Revenues generated from sales to TI's top four semiconductor customers accounted for approximately 23% of total semiconductor revenues in 1999.

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


A Decline in the Market for Digital Signal Processors or Analog Integrated
--------------------------------------------------------------------------
Circuits Could Have a Material Adverse Effect on TI's Results of Operations.
----------------------------------------------------------------------------

TI has undertaken a strategy that focuses on developing and marketing digital signal processors and analog integrated circuits. TI has divested certain of its operations and acquired others and invested its resources with the view of furthering its focus on these products. While TI believes that focusing its efforts on digital signal processors and analog integrated circuits offers the best opportunity for TI to achieve its strategic goals and that TI has developed, and will continue to develop, a wide range of innovative and technologically advanced products, the results of TI's operations may be adversely affected in the future if the demand for digital signal processors and analog integrated circuits decreases or this market grows at a pace significantly less than that projected by management.


Other TI Businesses
-------------------

In addition to semiconductors, TI has two other principal segments. The largest, representing 11% of TI's 1999 revenues, is Materials & Controls (M&C). This business sells electrical and electronic controls, electronic connectors, sensors, radio-frequency identification systems and clad metals into commercial and industrial markets. Typically the top supplier in targeted product areas, M&C faces strong multinational and regional competitors. The primary competitive factors in this business are product reliability, manufacturing costs and engineering expertise. The products of this business are sold directly to original-equipment manufacturers and through distributors.
Revenues generated from sales to TI's top four M&C customers accounted for approximately 16% of total M&C revenues in 1999.

Educational & Productivity Solutions (E&PS) represents 5% of TI's 1999 revenues and is a leading supplier of educational and graphing calculators. This business sells primarily through retailers and to schools through instructional dealers. TI's principal competitors in this business are Japan- and U.S.-based companies. Technology expertise, price and infrastructure for education and market understanding are primary competitive factors in this business. Revenues generated from sales to TI's top four E&PS customers accounted for approximately 35% of total E&PS revenues in 1999.





Acquisitions and Divestitures
-----------------------------

From time to time TI considers acquisitions and divestitures that may strengthen its business portfolio. TI may effect one or more of these transactions at such time or times as it determines to be appropriate. In 1999, to support TI's focus on digital signal processors and analog integrated circuits, it acquired technology companies that brought unique expertise in key markets for these core product areas. In the first quarter, TI acquired Butterfly VLSI, Ltd., a developer of chipsets for the short-distance wireless market. In the second quarter, TI acquired Libit Signal Processing Ltd., a developer of cable modem chipsets. In the third quarter, TI acquired ATL Research A/S, a research and development company specializing in radio frequency engineering, primarily for cellular phones; and Telogy Networks, Inc., a developer of voice-over-Internet Protocol (VoIP) software. In the fourth quarter, TI acquired two companies to support its analog catalog portfolio: Unitrode Corporation, a designer and supplier of power supply control, interface and battery management components, all rapidly growing technologies necessary for portable devices, power systems and interface applications; and Power Trends, Inc., a supplier of point-of-use power solutions. The acquisition of Unitrode was accounted for as a pooling of interests in 1999. All prior periods have been restated. The acquisitions of Telogy and Power Trends were also accounted for as pooling of interests in 1999; the historical operations of these entities were not significant in relation to TI's consolidated operations on either an individual or an aggregate basis; consequently, prior period financial statements have not been restated for these acquisitions.

In addition, in the third quarter, TI's Materials & Controls business acquired Integrated Sensor Solutions, Inc., a developer of high performance sensors that are used in electrical control systems in the automotive market, and the Educational & Productivity Solutions business acquired Soft Warehouse, Inc., a maker of mathematical software for educational and professional use.


Backlog
-------
The dollar amount of backlog of orders believed by TI to be firm was $1827 million as of December 31, 1999 and $1265 million as of December 31, 1998. Backlog orders are, under certain circumstances, subject to cancellation by the purchaser without penalty. Also, there is generally a short cycle between order and shipment. Accordingly, the company does not believe that its backlog as of any particular date is necessarily indicative of actual revenues for any future period.

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

TI owns trademarks that are used in the conduct of its business. These trademarks are valuable assets, the most important of which are "Texas Instruments," TI's corporate monogram and "TMS320."


Research and Development
------------------------
TI's research and development expense was $1333 million in 1999, compared with $1225 million in 1998 and $1556 million in 1997. Included is a charge for the value of acquisition-related purchased in-process research and development of $79 million in 1999, $25 million in 1998, and $461 million in 1997.


Seasonality
-----------
TI's revenues and operating results are subject to some seasonal variation.


Employees
---------
The information concerning the number of persons employed by TI at December 31, 1999 on page B-31 of TI's proxy statement for the 2000 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


Cautionary Statements Regarding Future Results of Operations
------------------------------------------------------------

You should read the following cautionary statements in conjunction with discussions of factors discussed elsewhere in this and other of TI's filings


                                       -5-
with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of TI and are not meant to be an exhaustive discussion of risks that apply to companies with broad international operations, such as TI. Like other businesses, TI is susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and performance of TI or its customers. Similarly, the price of TI's securities is subject to volatility due to fluctuations in general market conditions, differences in TI's results of operations from estimates and projections generated by the investment community and other factors beyond TI's control.




     A Weakening in the Semiconductor Market May Adversely Affect TI's
     -----------------------------------------------------------------
     Performance.
     ------------

     TI's semiconductor business represents its largest business segment and the principal source of its revenues. The semiconductor market has historically been cyclical and subject to significant economic downturns. A significant weakening in the semiconductor market may adversely affect TI's results of operations and have an adverse effect on the market price of its securities.


     The Technology Industry is Characterized by Rapid Technological Change
     ----------------------------------------------------------------------
     that Requires TI to Develop New Technologies and Products.
     ----------------------------------------------------------

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


     TI's Faces Substantial Competition that Requires TI to Respond Rapidly to
     -------------------------------------------------------------------------
     Product Development and Pricing Pressures.
     ------------------------------------------

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


     TI's Performance Depends upon its Ability to Enforce Its Intellectual
     ---------------------------------------------------------------------
     Property Rights and to Develop or License New Intellectual Property.
     --------------------------------------------------------------------

     TI benefits from royalties generated from various license agreements that will be in effect through the year 2005. Future royalty revenues and access to world-wide markets depend on the continued strength of TI's intellectual property portfolio. TI actively enforces and protects its intellectual property rights, but there can be no assurance that TI's efforts will be adequate to prevent the misappropriation or improper use of the protected technology. Moreover, there can be no assurance that, as TI's business expands into new areas, TI will be able to independently develop the technology, software or know-how necessary to conduct its business. TI may have to rely increasingly on licensed technology from others. To the extent that TI relies on licenses from others, there can be no assurance that it will be able to obtain all of the licenses it desires in the future on terms it considers reasonable or at all.


     A Decline in Demand in Certain End-User Markets Could Have a Material
     ---------------------------------------------------------------------
     Adverse Effect on the Demand for TI's Products and Results of Operations.
     -------------------------------------------------------------------------

     TI's customer base includes companies in a wide range of industries, but TI generates a significant amount of revenues from sales to customers in the telecommunications and computer-related industries. Within these industries, a large portion of TI revenues is generated by the sale of digital signal processors and analog integrated circuits to customers in the cellular phone, modem and hard disk drive segments of these industries. A significant decline in any one or several of these end-user markets could have a material adverse effect on the demand for TI's products and its results of operations.


     There Can Be No Assurance of the Accuracy of the Assessment of Year 2000
     ------------------------------------------------------------------------
     Issues.
     -------
     In anticipation of potential Year 2000 issues that result from the use of two digit, rather than four digit, year dates in software, TI implemented a company-wide program to assess its Year 2000 readiness and, where appropriate, to implement corrective actions. TI does not anticipate any material disruption in our operations as the result of any Year 2000 issues. However, there can be no assurance that TI has fully and accurately assessed its Year 2000 readiness or of the effectiveness of TI's corrective actions. Nor can there be any assurance that TI's customers and suppliers fully and accurately assessed their Year 2000 readiness or of the effectiveness of their corrective actions.


     TI's International Manufacturing Operations and Sales Subject It to Risks
     -------------------------------------------------------------------------
     Associated with Legal, Political, Economic or Other Changes Outside of the
     --------------------------------------------------------------------------
     United States.
     --------------

     TI operates in 27 countries worldwide and in 1999 derived in excess of 67% of its revenues from sales to locations outside the United States. Operating internationally exposes TI to changes in the laws or policies, as well as the general economic conditions, of the various countries in which it operates, which could result in an adverse effect on TI's business operations in such countries and its results of operations. Also, as discussed in more detail on pages B-11, B-35 and B-36 of TI's proxy statement for the 2000 annual meeting of stockholders, TI uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on the company's non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar strengthens in relation to the non-U.S.
currencies in which TI transacts business, the remeasurement of non-U.S.
dollar transactions can have an adverse effect on TI's non-U.S. business.


     The Loss of or Significant Curtailment of Purchases by any of TI's Largest
     --------------------------------------------------------------------------
     Customers Could Adversely Affect TI's Results of Operations.
     ------------------------------------------------------------

     While TI generates revenues from thousands of customers worldwide, the loss of or significant curtailment of purchases by one or more of its top customers, including curtailments due to a change in the sourcing policies or practices of these customers, may adversely affect TI's results of operations.


     TI's Continued Success Depends Upon Its Ability to Retain and Recruit a
     -----------------------------------------------------------------------
     Sufficient Number of Qualified Employees in a Competitive Environment.
     ----------------------------------------------------------------------

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

ITEM 2.   Properties.

TI's principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. TI owns and leases facilities in the United States and 12 other countries for manufacturing, design and related purposes. The following table indicates the general location of TI's principal manufacturing and design operations and the business segments which make major use of them. Except as otherwise indicated, these facilities are owned by TI.

                                        Materials
                       Semiconductor   & Controls       E&PS
                       -------------   ------------     ----
Dallas, Texas(1)              X             X             X
Houston, Texas                X
Sherman, Texas(1)(2)          X
Santa Cruz, California        X
Attleboro,                    X             X
  Massachusetts
Hiji, Japan                   X
Miho, Japan                   X
Kuala Lumpur,                 X             X
  Malaysia(3)
Baguio,                       X
  Philippines(4)
Taipei, Taiwan                X
Nice, France                  X
Freising, Germany             X             X
Aguascalientes, Mexico        X             X
--------------------
(1) Certain facilities or portions thereof in Dallas and Sherman are leased to Raytheon Company or Raytheon-related entities in connection with the sale in 1997 of TI's defense systems and electronics business.
(2)  Leased.
(3) Approximately half of this site is owned on leased land; the remainder is leased.
(4)  Owned on leased land.

TI's facilities in the United States contained approximately 17,100,000 square feet as of December 31, 1999, of which approximately 3,300,000 square feet were leased. TI's facilities outside the United States contained approximately 5,200,000 square feet as of December 31, 1999, of which approximately 1,400,000 square feet were leased.

TI believes that its existing properties are in good condition and suitable for the manufacture of its products. At the end of 1999, the company utilized substantially all of the space in its facilities.

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




                                    PART II


ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

The information which is contained in the note to the financial statements captioned "Common Stock Prices and Dividends" on page B-43 of TI's proxy statement for the 2000 annual meeting of stockholders, and the information concerning the number of stockholders of record at December 31, 1999 on page B-31 of such proxy statement, are incorporated herein by reference to such proxy statement.


ITEM 6.   Selected Financial Data.

The "Summary of Selected Financial Data" for the years 1995 through 1999 which appears on page B-31 of TI's proxy statement for the 2000 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages B-32 through B-41 of TI's proxy statement for the 2000 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is contained on pages B-35 and B-36 of TI's proxy statement for the 2000 annual meeting of stockholders and is incorporated by reference to such proxy statement.


ITEM 8.   Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and the report thereon of the independent auditors, on pages B-1 through B-30 of TI's proxy statement for the 2000 annual meeting of stockholders, are incorporated herein by reference to such proxy statement.

The "Quarterly Financial Data" on page B-42 of TI's proxy statement for the 2000 annual meeting of stockholders is also incorporated herein by reference to such proxy statement.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.
























                                       -12-
                                   PART III


ITEM 10.  Directors and Executive Officers of the Registrant.

The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption "Nominees for Directorship" in the company's proxy statement for the 2000 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

       Name                   Age                     Position


Richard J. Agnich             56         Senior Vice President and Secretary


William A. Aylesworth         57         Senior Vice President,
                                         Treasurer and Chief Financial
                                         Officer

Thomas J. Engibous            47         Director; Chairman of the
                                         Board, President and Chief Executive
                                         Officer

Joseph F. Hubach              42         Senior Vice President and General
                                         Counsel

Stephen H. Leven              48         Senior Vice President

Keh-Shew Lu                   53         Senior Vice President

John Scarisbrick              47         Senior Vice President

Richard Schaar                54         Senior Vice President
                                         (President, Educational &
                                         Productivity Solutions)

M. Samuel Self                60         Senior Vice President and Controller
                                         (Chief Accounting Officer)

Elwin L. Skiles, Jr.          58         Senior Vice President

Richard K. Templeton          41         Executive Vice President
                                         (President, Semiconductor)

Teresa L. West                39         Senior Vice President

Delbert A. Whitaker           56         Senior Vice President

Thomas Wroe                   49         Senior Vice President
                                         (President, Materials & Controls)

                                       -13-


The term of office of the above listed officers is from the date of their election until their successor shall have been elected and qualified. Mr. Hubach was elected to his respective office on January 20, 2000; the most recent date of election of the other officers was April 22, 1999. Messrs. Agnich, Aylesworth, Engibous and Skiles have served as officers of the company for more than five years. Mr. Templeton has served as an officer of the company since 1996, and he has been an employee of the company for more than five years. Ms. West and Messrs. Hubach, Leven, Lu, Scarisbrick, Schaar, Self, Whitaker and Wroe have served as officers of the company since March 19, 1998 and have been employees of the company for more than five years.


ITEM 11.  Executive Compensation.

The information which is contained under the captions "Directors Compensation" and "Executive Compensation" in the company's proxy statement for the 2000 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of TI, and (b) the ownership of TI's common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, which is contained under the caption "Voting Securities" in the company's proxy statement for the 2000 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of TI's common stock by each of the directors, which is contained under the caption "Nominees for Directorship" in such proxy statement, is also incorporated herein by reference to such proxy statement.



ITEM 13.  Certain Relationships and Related Transactions.

Not applicable.
















                                       -14-
                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  1 and 2.  Financial Statements and Financial Statement
                         Schedules:

          The financial statements and financial statement schedules are listed in the index on page 23 hereof.

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

     3(g)         Certificate of Ownership and Merger Merging
                  Tiburon Systems, Inc. into the Registrant




                                       -15-
                  (incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement No.
                  333-41919 on Form S-8).

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

     3(j) Certificate of Elimination of Designation of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(j) to the Registrant's Annual Report on Form 10-K for the year 1998).

     3(k)         Certificate of Ownership and Merger Merging
                  Intersect Technologies, Inc. into the Registrant.

     3(l)         Certificate of Ownership and Merger Merging
                  Soft Warehouse, Inc. into the Registrant.

     3(m)         Certificate of Ownership and Merger Merging
                  Silicon Systems, Inc. into the Registrant.

     3(n)         By-Laws of the Registrant.

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

     10(a)(i)     Amended and Restated TI Deferred Compensation
                  Plan.*


                                       -16-
     10(a)(ii)    First Amendment to Restated TI Deferred
                  Compensation Plan.*

     10(a)(iii)   Second Amendment to Restated TI Deferred Compensation Plan.*

     10(b)(i)     TI Employees Supplemental Pension Plan.*

     10(b)(ii)    First Amendment to TI Supplemental Pension Plan.*

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

     10(e)        Texas Instruments Executive Officer Performance
                  Plan (incorporated by reference to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).*

     10(f) Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to
                  Exhibit 10(e) to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended
                  March 31, 1998).

     10(g) Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10(h)        Texas Instruments Stock Option Plan for
                  Non-Employee Directors (incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year 1998).

     10(i) Asset Purchase Agreement dated as of January 4, 1997 between the Registrant and Raytheon Company (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 4,
                  1997).

     10(j) Acquisition Agreement dated as of June 18, 1998 between Texas Instruments Incorporated and Micron Technology, Inc. (exhibit C omitted) (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 18, 1998).

     10(k) Second Amendment to Acquisition Agreement dated as of September 30, 1998 between Texas Instruments

                                      -17-
                  Incorporated and Micron Technology, Inc.
                  (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated
                  October 15, 1998).

     10(l) Securities Rights and Restrictions Agreement dated as of September 30, 1998 between Texas Instruments Incorporated and Micron Technology, Inc. (incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year 1998).

     11           Computation of Earnings Per Common and Dilutive
                  Potential Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     13 Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders Incorporated by Reference Herein (incorporated by reference to Exhibit B to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders).

     21           List of Subsidiaries of the Registrant.

     23           Consent of Ernst & Young LLP.

     27           Financial Data Schedule as of December 31,
                  1999 and for the year then ended.

     27.1         Restated Financial Data Schedule as of
                  December 31, 1998 and for the year then ended.

     27.2         Restated Financial Data Schedule as of
                  December 31, 1997 and for the year then ended.
----------------
*Executive Compensation Plans and Arrangements:

          Amended and Restated TI Deferred Compensation Plan.

          First Amendment to Restated TI Deferred Compensation Plan.

          Second Amendment to Restated TI Deferred Compensation Plan.

          TI Employees Supplemental Pension Plan.

          First Amendment to TI Supplemental Pension Plan.

          Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1993).

          Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form


                                       -18-
          10-Q for the quarter ended June 30, 1996).

          Texas Instruments Executive Officer Performance Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

(b) Reports on Form 8-K:

The Registrant filed the following reports on Form 8-K with the SEC during the quarter ended December 31, 1999: Form 8-K dated October 15, 1999, relating to completion of the acquisition by the Registrant of Unitrode Corporation; and Form 8-K dated December 6, 1999, relating to extension of an exchange offer for debt securities of the Registrant.


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

-   Accurate assessment of Year 2000 by TI, its customers and its suppliers.

- Global economic, social and political conditions in the countries in which TI and its customers and suppliers operate, including fluctuations in foreign currency exchange rates.

- Losses or curtailments of purchases from key customers or the timing of customer inventory corrections.


                                       -19-
-   TI's ability to recruit and retain skilled personnel.

-   Availability of raw materials and critical manufacturing equipment.

For a more detailed discussion of these factors see the text under the heading "Cautionary Statements Regarding Future Results of Operations" in Item 1 of

this report. The forward-looking statements included in this report are made only as of the date of this report and TI undertakes no obligation to publicly update the forward-looking statements to reflect subsequent events or circumstances.













































                                       -20-



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

                                             TEXAS INSTRUMENTS INCORPORATED



                                             By: /s/ WILLIAM A. AYLESWORTH
                                                ------------------------------
                                                William A. Aylesworth
                                                Senior Vice President,
                                                Treasurer and Chief
                                                Financial Officer

Date:  February 18, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of February, 2000.

              Signature                                Title


    /s/ JAMES R. ADAMS                                 Director
------------------------------------
        James R. Adams

    /s/  DAVID L. BOREN                                Director
------------------------------------
         David L. Boren

    /s/ JAMES B. BUSEY IV                              Director
------------------------------------
        James B. Busey IV

    /s/ DANIEL A. CARP                                 Director
------------------------------------
        Daniel A. Carp

    /s/ THOMAS J.ENGIBOUS                  Chairman of the Board; President;
------------------------------------       Chief Executive Officer; Director
        Thomas J. Engibous

    /s/ GERALD W. FRONTERHOUSE                         Director
------------------------------------
        Gerald W. Fronterhouse

    /s/ DAVID R. GOODE                                 Director
------------------------------------
        David R. Goode

                                       -21-




    /s/ WAYNE R. SANDERS                               Director
------------------------------------
        Wayne R. Sanders

    /s/ RUTH J. SIMMONS                                Director
------------------------------------
        Ruth J. Simmons

    /s/ CLAYTON K. YEUTTER                             Director
------------------------------------
        Clayton K. Yeutter

    /s/ WILLIAM A. AYLESWORTH              Senior Vice President; Treasurer;
------------------------------------            Chief Financial Officer
        William A. Aylesworth


    /s/ M. SAMUEL SELF
------------------------------------       Senior Vice President; Controller;
        M. Samuel Self                          Chief Accounting Officer
































                                       -22-
                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (Item 14(a))

                                                         Page Reference
                                                         --------------
                                                          Proxy Statement
                                                           for the 2000
                                                          Annual Meeting
                                            Form 10-K     of Stockholders
                                            ---------     ---------------
Information incorporated by reference
to the Registrant's Proxy Statement for
the 2000 Annual Meeting of Stockholders

Consolidated Financial Statements:

            Income for each of the three
            years in the period ended
            December 31, 1999                                        B-1

            Balance sheet at December 31,
            1999 and 1998                                            B-2

            Cash flows for each of the
            three years in the period
            ended December 31, 1999                                  B-3

            Stockholders' equity for each of
            the three years in the period
            ended December 31, 1999                                  B-4

            Notes to financial statements                            B-5 - B-29

            Report of Independent Auditors                           B-30

Consolidated Schedule for each of the three years in the period ended December 31, 1999:

            II.   Allowance for Losses            24

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.









                                       -23-


                                                                Schedule II
                                                                ---------

                           TEXAS INSTRUMENTS AND SUBSIDIARIES
                                   ALLOWANCE FOR LOSSES
                                 (IN MILLIONS OF DOLLARS)
                        Years Ended December 31, 1999, 1998, 1997




                     Balance at                                             Balance
                     Beginning         Charged to                           at End
Description           of Year           Expenses         Deductions         of Year



Allowance for losses:

     1999              $72                $ 82             $ (87)              $67

     1998              $75                $ 74             $ (77)              $72

     1997              $91                $134             $(150)              $62

Allowance for losses from uncollectible accounts, returns, etc., are deducted from accounts receivable in the balance sheet.






























                                       -24-

Exhibit Index

Designation of
 Exhibit in                                                          Electronic
 this Report       Description of Exhibit                            or Paper
--------------     ----------------------                            ----------



     3(a)         Restated Certificate of Incorporation of the             E
                  Registrant (incorporated by reference to Exhibit
                  3(a) to the Registrant's Annual Report on Form
                  10-K for the year 1993).

     3(b)         Certificate of Amendment to Restated Certificate         E
                  of Incorporation of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant's
                  Annual Report on Form 10-K for the year 1993).

     3(c)         Certificate of Amendment to Restated Certificate         E
                  of Incorporation of the Registrant (incorporated by reference to Exhibit 3(c) to the Registrant's
                  Annual Report on Form 10-K for the year 1993).

     3(d)         Certificate of Amendment to Restated Certificate         E
                  of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

     3(e)         Certificate of Ownership Merging Texas                   E
                  Instruments Automation Controls, Inc. into the
                  Registrant (incorporated by reference to Exhibit
                  3(e) to the Registrant's Annual Report on Form
                  10-K for the year 1993).

     3(f)         Certificate of Elimination of Designations of            E

     3(g)         Certificate of Ownership and Merger Merging              E
                  Tiburon Systems, Inc. into the Registrant
                  (incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement No.
                  333-41919 on Form S-8).

     3(h)         Certificate of Ownership and Merger Merging              E
                  Tartan, Inc. into the Registrant (incorporated by reference to Exhibit 4(h) to the Registrant's
                  Registration Statement No. 333-41919 on Form
                  S-8).

     3(i)         Certificate of Designation relating to the               E
                  Registrant's Participating Cumulative Preferred
                  Stock (incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     3(j)         Certificate of Elimination of Designation of             E
                  Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(j) to the Registrant's
                  Annual Report on Form 10-K for the year 1998).

     3(k)         Certificate of Ownership and Merger Merging              E
                  Intersect Technologies, Inc. into the Registrant.

     3(l)         Certificate of Ownership and Merger Merging              E
                  Soft Warehouse, Inc. into the Registrant.

     3(m)         Certificate of Ownership and Merger Merging              E
                  Silicon Systems, Inc. into the Registrant.

     3(n)         By-Laws of the Registrant.                               E

     4(a)(i)      Rights Agreement dated as of June 18, 1998               E
                  between the Registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Rights Certificate
                  (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated June 23, 1998).

     4(a)(ii)     Amendment dated as of September 18, 1998 to the          E
                  Rights Agreement (incorporated by reference to Exhibit 2 to the Registrant's Amendment No. 1 to Registration Statement on Form 8-A dated September
                  23, 1998).

     4(b) The Registrant agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

     10(a)(i)     Amended and Restated TI Deferred Compensation            E
                  Plan.*

     10(a)(ii)    First Amendment to Restated TI Deferred                  E
                  Compensation Plan.*

     10(a)(iii)   Second Amendment to Restated TI Deferred                 E
                  Compensation Plan.*

     10(b)(i)     TI Employees Supplemental Pension Plan.*                 E

     10(b)(ii)    First Amendment to TI Supplemental Pension Plan.*        E

     10(c)        Texas Instruments Long-Term Incentive Plan               E
                  (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year 1993).*

     10(d)        Texas Instruments 1996 Long-Term Incentive Plan          E
                  (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

     10(e)        Texas Instruments Executive Officer Performance          E
                  Plan (incorporated by reference to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).*

     10(f)        Texas Instruments Restricted Stock Unit Plan for         E
                  Directors (incorporated by reference to
                  Exhibit 10(e) to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended
                  March 31, 1998).

     10(g)        Texas Instruments Directors Deferred Compensation        E
                  Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10(h)        Texas Instruments Stock Option Plan for                  E
                  Non-Employee Directors (incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year 1998).

     10(i)        Asset Purchase Agreement dated as of January 4,          E
                  1997 between the Registrant and Raytheon Company
                  (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K dated January 4,
                  1997).

     10(j)        Acquisition Agreement dated as of June 18, 1998          E
                  between Texas Instruments Incorporated and Micron Technology, Inc. (exhibit C omitted) (incorporated by reference to Exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K dated June 18, 1998).

     10(k)        Second Amendment to Acquisition Agreement dated as       E
                  of September 30, 1998 between Texas Instruments
                  Incorporated and Micron Technology, Inc.
                  (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated
                  October 15, 1998).

     10(l)        Securities Rights and Restrictions Agreement dated       E
                  as of September 30, 1998 between Texas Instruments Incorporated and Micron Technology, Inc.
                  (incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year 1998).

     11           Computation of Earnings Per Common and Dilutive          E
                  Potential Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.       E

     13           Portions of Registrant's Proxy Statement for the         E
                  2000 Annual Meeting of Stockholders Incorporated by Reference Herein (incorporated by reference to Exhibit B to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders).

     21           List of Subsidiaries of the Registrant.                  E

     23           Consent of Ernst & Young LLP.                            E

     27           Financial Data Schedule as of December 31,               E
                  1999 and for the year then ended.

     27.1         Restated Financial Data Schedule as of                   E
                  December 31, 1998 and for the year then ended.

     27.2         Restated Financial Data Schedule as of                   E
                  December 31, 1997 and for the year then ended.
----------------
*Executive Compensation Plans and Arrangements:

          Amended and Restated TI Deferred Compensation Plan.

          First Amendment to Restated TI Deferred Compensation Plan.

          Second Amendment to Restated TI Deferred Compensation Plan.

          TI Employees Supplemental Pension Plan.

          First Amendment to TI Supplemental Pension Plan.

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