Form 10-K405/A
period 1999-12-31
TEXAS INSTRUMENTS INC
filed 2000-03-23
CIK 97476

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

Part IV hereof incorporates information by reference to the Registrant's proxy statement for the 2000 annual meeting of stockholders.

                           List of Items Amended

                                  Part IV

Item                                                                   Page
----                                                                   ----

14.       Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                   2

                              Text of Amendments

Explanatory Note: The annual report on Form 10-K for the year ended December 31, 1999 of Texas Instruments Incorporated that was filed on March 3, 2000 (the "Original Filing") is hereby amended by deleting Item 14 in its entirety and replacing it with the Item 14 included herein. The purpose of the amendment is to make certain changes to Schedule II, Allowance for Losses.

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



                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  1 and 2.  Financial Statements and Financial Statement
                         Schedules:

          The financial statements and financial statement schedules are listed in the index on page 8 hereof.

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



                                       -2-

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

     3(k)         Certificate of Ownership and Merger Merging
                  Intersect Technologies, Inc. into the Registrant.+

     3(l)         Certificate of Ownership and Merger Merging
                  Soft Warehouse, Inc. into the Registrant.+

     3(m)         Certificate of Ownership and Merger Merging
                  Silicon Systems, Inc. into the Registrant.+

                                       -3-
     3(n)         By-Laws of the Registrant.+

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

     10(a)(i)     Amended and Restated TI Deferred Compensation
                  Plan.*+

     10(a)(ii)    First Amendment to Restated TI Deferred
                  Compensation Plan.*+

     10(a)(iii)   Second Amendment to Restated TI Deferred Compensation Plan.*+

     10(b)(i)     TI Employees Supplemental Pension Plan.*+

     10(b)(ii)    First Amendment to TI Supplemental Pension Plan.*+

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


                                       -4-

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

     11           Computation of Earnings Per Common and Dilutive
                  Potential Common Share.+

     12           Computation of Ratio of Earnings to Fixed Charges.+

     13 Exhibit B to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which contains Registrant's 1999 annual report to stockholders, incorporated by reference herein (incorporated by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders).

     21           List of Subsidiaries of the Registrant.+

     23           Consent of Ernst & Young LLP.+


                                       -5-
     23.1         Consent of Ernst & Young LLP.

     27           Financial Data Schedule as of December 31,
                  1999 and for the year then ended.+

     27.1         Restated Financial Data Schedule as of
                  December 31, 1998 and for the year then ended.+

     27.2         Restated Financial Data Schedule as of
                  December 31, 1997 and for the year then ended.+
----------------
+Previously filed with the Registrant's Annual Report on Form 10-K for the year 1999.
*Executive Compensation Plans and Arrangements:
          Amended and Restated TI Deferred Compensation Plan.

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

Date:  March 22, 2000

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (Item 14(a))

                                                  Page Reference
                                                  --------------
                                                          Proxy Statement
                                           Form 10-K as    for the 2000
                                         amended by this  Annual Meeting
                                           Form 10-K/A    of Stockholders
                                           -----------    ---------------
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

            Income for each of the three
            years in the period ended
            December 31, 1999                                        B-1

            Balance sheet at December 31,
            1999 and 1998                                            B-2

            Cash flows for each of the
            three years in the period
            ended December 31, 1999                                  B-3

            Stockholders' equity for each of
            the three years in the period
            ended December 31, 1999                                  B-4

            Notes to financial statements                            B-5 - B-29

            Report of Independent Auditors                           B-30

Consolidated Schedule for each of the three years in the period ended December 31, 1999:

            II.   Allowance for Losses             9

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

                                                                Schedule II
                                                                -----------

                           TEXAS INSTRUMENTS AND SUBSIDIARIES
                                   ALLOWANCE FOR LOSSES
                                 (IN MILLIONS OF DOLLARS)
                        Years Ended December 31, 1999, 1998, 1997




                     Balance at                                             Balance
                     Beginning         Charged to                           at End
Description           of Year           Expenses         Deductions         of Year



Allowance for losses:

     1999              $72                $ 82             $ (87)              $67

     1998              $62                $ 87             $ (77)              $72

     1997              $88                $124             $(150)              $62

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

     11           Computation of Earnings Per Common and Dilutive          E
                  Potential Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.       E

     13           Exhibit B to the Registrant's Proxy Statement for        E
                  the 2000 Annual Meeting of Stockholders, which contains Registrant's 1999 annual report to stockholders, incorporated by reference herein
                  (incorporated by reference to the Registrant's
                  Proxy Statement for the 2000 Annual Meeting of
                  Stockholders).

     21           List of Subsidiaries of the Registrant.                  E

     23           Consent of Ernst & Young LLP.                            E

     23.1         Consent of Ernst & Young LLP                             E

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