Form 10-Q
period 2000-03-31
TEXAS INSTRUMENTS INC
filed 2000-04-21
CIK 97476

                     SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                    20549


                                  FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000                Commission File Number 1-3761



                         TEXAS INSTRUMENTS INCORPORATED
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



        Delaware                                      75-0289970
------------------------                  -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)




12500 TI Boulevard P.O. Box 660199, Dallas, Texas                 75266-0199
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

                                   818,196,147
  --------------------------------------------------------------------------
         Number of shares of Registrant's common stock outstanding as of
                                 March 31, 2000

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
-----------------------------

                                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                        Consolidated Financial Statements
                               (In millions of dollars, except per-share amounts.)

                                                                                 For Three Months Ended
                                                                                  Mar.31        Mar.31
Income                                                                             2000          1999
------                                                                           --------      --------

Net revenues................................................................      $ 2,653       $ 2,081
Operating costs and expenses:
  Cost of revenues..........................................................        1,370         1,133
  Research and development..................................................          373           311
  Marketing, general and administrative.....................................          388           331
                                                                                 --------      --------
    Total...................................................................        2,131         1,775
                                                                                 --------      --------
Profit from operations......................................................          522           306
Other income (expense) net..................................................          124            88
Interest on loans...........................................................           19            18
                                                                                 --------      --------
Income before provision for income taxes....................................          627           376
Provision for income taxes..................................................          201           121
                                                                                 --------      --------
Net income..................................................................      $   426       $   255
                                                                                 ========      ========

Diluted earnings per common share..........................................       $  0.50       $  0.31
                                                                                 ========      ========
Basic earnings per common share.............................................      $  0.52       $  0.32
                                                                                 ========      ========

Cash dividends declared per share of common stock...........................      $ .0425       $ .0425


Cash Flows
----------
Net cash provided by operating activities...................................      $   402      $    234

Cash flows from investing activities:
  Additions to property, plant and equipment................................         (641)         (206)
  Purchases of short-term investments.......................................         (967)         (452)
  Sales and maturities of short-term investments............................        1,209           766
  Purchases of noncurrent investments.......................................          (25)          (15)
  Sales of noncurrent investments...........................................           54           174
  Acquisition of businesses, net of cash acquired...........................           --           (50)
                                                                                  -------       -------
Net cash provided by (used in) investing activities.........................         (370)          217

Cash flows from financing activities:
  Payments on long-term debt................................................          (29)          (34)
  Dividends paid on common stock............................................          (35)          (33)
  Sales and other common stock transactions.................................          129            76
  Common stock repurchase program...........................................          (66)         (175)
                                                                                  -------       -------
Net cash used in financing activities.......................................           (1)         (166)

Effect of exchange rate changes on cash.....................................          (18)           (8)
                                                                                  -------       -------
Net increase in cash and cash equivalents...................................           13           277
Cash and cash equivalents, January 1........................................          662           632
                                                                                  -------       -------
Cash and cash equivalents, March 31.........................................      $   675       $   909
                                                                                  =======       =======

                                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                        Consolidated Financial Statements
                               (In millions of dollars, except per-share amounts.)


                                                                        Mar. 31      Dec. 31
Balance Sheet                                                             2000         1999
-------------                                                           -------      -------

Assets
Current assets:
  Cash and cash equivalents..........................................   $   675      $   662
  Short-term investments.............................................     1,755        2,000
  Accounts receivable, less allowance for losses of
    $64 million in 2000 and $67 million in 1999......................     1,911        1,843
  Inventories:
    Raw materials....................................................       164          161
    Work in process..................................................       508          463
    Finished goods...................................................       265          221
                                                                        -------      -------
      Inventories....................................................       937          845
                                                                        -------      -------
  Prepaid expenses...................................................       113          100
  Deferred income taxes..............................................       583          605
                                                                        -------      -------
    Total current assets.............................................     5,974        6,055
                                                                        -------      -------
Property, plant and equipment........................................     7,583        7,120
  Less accumulated depreciation......................................    (3,367)      (3,285)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     4,216        3,835
                                                                        -------      -------
Investments..........................................................     6,364        4,204
Goodwill and other acquisition-related intangibles...................       500          503
Deferred income taxes................................................        39           41
Other assets.........................................................       407          390
                                                                        -------      -------
Total assets.........................................................   $17,500      $15,028
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   385      $   313
  Accounts payable...................................................       853          668
  Accrued and other current liabilities..............................     1,280        1,647
                                                                        -------      -------
    Total current liabilities........................................     2,518        2,628
                                                                        -------      -------
Long-term debt.......................................................       991        1,097
Accrued retirement costs.............................................       741          797
Deferred income taxes................................................     1,724          994
Deferred credits and other liabilities...............................       327          257

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized - 1,200,000,000 shares.
    Shares issued: 2000 - 819,479,690; 1999 - 813,926,025............       819          814
  Paid-in capital....................................................       995          822
  Retained earnings..................................................     6,569        6,175
  Less treasury common stock at cost.
    Shares: 2000 - 1,283,543; 1999 - 1,034,757.......................      (161)        (109)
  Accumulated other comprehensive income.............................     2,977        1,553
                                                                        -------      -------
    Total stockholders' equity.......................................    11,199        9,255
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $17,500      $15,028
                                                                        =======      =======

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                        Notes to Financial Statements


1. Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (851.6 and 824.7 million shares for the first quarters of 2000 and 1999).

2. In the first quarter of 2000, the company recorded pretax charges of $29 million, primarily associated with previously announced actions, including the closing of the Materials & Control manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 million charge, $12 million is for severance for the elimination of 480 jobs in Kentucky. At March 31, 2000, the pay-out of the severance cost obligation had not yet begun. Of the $29 million charge, $20 million is included in cost of revenues, $6 million in marketing, general and administrative expense, and $3 million in research and development expense.

3. In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. The action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatagoya, Japan. At year-end 1999, this program was complete. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense.

4. In the first quarter of 1999, sale of the Micron subordinated note and other securities generated $172 million in cash.

5. Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the first quarters of 2000 and 1999 was $1850 million and $266 million.

6. There has been no significant change in the status of the audit and investigation concerning grants from the Italian government.

7. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 on revenue recognition. TI is currently evaluating the impact of SAB No. 101, which is effective in the second quarter of 2000, and expects any effect to be immaterial.

8. A two-for-one stock split in the form of a 100 percent stock dividend, payable on May 22, 2000, was announced on April 20, 2000. The EPS amounts in this report were calculated on a pre-split basis.

9. The statements of income, statements of cash flows and balance sheet at March 31, 2000, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

10. Business segment information is as follows:

                                              For Three Months Ended
                                              ----------------------
Business Segment Net Revenues                    Mar. 31   Mar. 31
(millions of dollars)                              2000      1999
-----------------------------                    -------   -------

Semiconductor
  Trade.......................................... $2,265    $1,737
  Intersegment...................................      5         4
                                                 -------   -------
                                                   2,270     1,741
                                                 -------   -------

Materials & Controls
  Trade..........................................    290       245
  Intersegment...................................     --        --
                                                 -------   -------
                                                     290       245
                                                 =======   =======

Educational & Productivity Solutions
  Trade..........................................     87        81

Corporate activities.............................      2        (4)
Divested activities..............................      4        18
                                                 -------   -------
Total net revenues............................... $2,653    $2,081
                                                 =======   =======


Note: The following Segment data includes ongoing amortization of goodwill and other acquisition-related intangible assets.


Business Segment Profit (Loss)
(millions of dollars)
-----------------------------
Semiconductor.................................... $  556    $  331
Materials & Controls.............................     55        40
Educational & Productivity Solutions.............     12        10
Corporate activities.............................    (74)      (58)
Special charges and gains, net
  of applicable profit sharing...................    (29)      (25)
Interest on loans/other income (expense) net.....    105        70
Divested activities..............................      2         8
                                                 -------   -------
Income before income taxes....................... $  627    $  376
                                                 =======   =======

11. Acquisition-related purchased in-process R&D charges were $79 million in 1999. These charges are for the value of acquired in-process research and development from business purchase acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

Significant assumptions, detailed in the table below, used in determining the value of purchased R&D included the discount rate, the estimated beginning date of projected operating cash flows, and the remaining cost and time, in engineer-months, to complete the R&D projects. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month.

The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the in-process R&D. Such uncertainties could give rise to unforeseen budget overruns and/or revenue shortfalls in the event that TI is unable to successfully complete and commercialize the projects. TI management is primarily responsible for estimating the value of the purchased R&D in all acquisitions accounted for under the purchase method. TI expects to essentially meet its original return expectations for the projects.


Millions of Dollars
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Cost/time to           Year
                                                          Purchased                               complete R&D projects  cash flows
 Entity    Acquisition   Consid-               Other      in-process  Appraisal   R&D   Discount  ---------------------  projected
acquired      date       eration   Goodwill  intangibles  R&D charge    method   focus    rate        At         At       to begin
                                                                                                  acquisition Mar. 2000
---------- -----------  ---------  --------  -----------  ----------  ---------  -----  --------  ----------  ---------  ----------

Butterfly     First      $ 52        $ 33       $  5         $ 10    Exclusion  Short      25%    $5/264      $2.0/140      2000
 VLSI,        quarter                                                approach   distance          engineer    engineer
 Ltd.         1999                                                              wireless          months      months
                                                                                technology
                                                                                for voice-
                                                                                plus-data
                                                                                transmission
                                                                                products


Libit Signal  Second     $365        $207       $106         $ 52    Exclusion  Silicon    22%    $5/492      $0.5/50       2000
 Processing   quarter                                                approach   Solutions         engineer    engineer
 Ltd.         1999                                                              and               months      months
                                                                                Internet
                                                                                telephony
                                                                                software
                                                                                for cable
                                                                                modems, etc.
                                                                                for Internet
                                                                                access


Integrated    Third      $ 67        $ 32       $ 11         $ 16    Exclusion  Intel-     25%    $4/233      $0.3/40       2000
 Sensor       quarter                                                approach   ligent            engineer    engineer
 Solutions,   1999                                                              sensors           months      months
 Inc.                                                                           for
                                                                                auto/ind.
                                                                                markets

12. The following is a reconciliation of individual restructuring accruals (in millions of dollars).

                                                                      Year of Charge

                                ---------------------------------------------------------------------------------------------------
                                              1997                                 1998                        1999          2000
                                ----------------------------------- ---------------------------------- -------------------- -------
                                Divest. of   M&C       Reserves       SC    SC operation                  SC       SC cost
                                  MCB/       cost       against       and    closing &     Unitrode    operation  reduction  M&C
                                  term.    Reduction    gains on     Corp.  M&C sale of  semiconductor closing in  action    site
Description*              Total  of DIPD    action   business sales actions  operation      action       Japan     in U.S.  closing
------------              ----- ---------- --------- -------------- ------- ------------ ------------- ---------- --------- -------
BALANCE,
DECEMBER 31, 1999.......  $ 76     $ 14      $  8        $ 22        $ 17      $  6         $   1        $  2       $  6

CHARGES:
Severance ..............    12                                                                                                $ 12
Various charges ........     1                                                                                                   1

DISPOSITION:
Severance payments .....    (6)                (1)                     (3)                                            (2)
                          ----     ----      ----        ----        ----      ----          ----        ----       ----      ----

BALANCE, MARCH 31, 2000   $ 83     $ 14      $  7        $ 22        $ 14      $  6          $  1        $  2       $  4      $ 13
                          ====     ====      ====        ====        ====      ====          ====        ====       ====      ====


*Abbreviations
SC    = Semiconductor Business
MCB   = Mobile Computing Business
DIPD  = Digital Imaging Printing Development Program
M&C   = Materials and Controls Business
Corp. = Corporate Division


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced first-quarter 2000 financial results that showed continued strong growth for the company.

SUMMARY OF FINANCIAL RESULTS

For the first quarter of 2000, TI reported the following:

- Total revenues were $2653 million, up 27 percent from $2081 million in the year-ago quarter and up 4 percent sequentially, primarily due to increased strength in semiconductor.

- Semiconductor revenues were $2270 million, up 30 percent from $1741 million in the same quarter of 1999 and up 3 percent sequentially.

- Cost of revenues in the first quarter was $1370 million compared to $1133 million in the year-ago quarter. Cost of revenues increased less than the increase in revenues, on a percentage basis, reflecting manufacturing efficiencies associated with higher product shipments.

- Research and development (R&D) totaled $373 million, compared to $311 million in the first quarter of 1999, including in-process R&D from acquisitions. The increase was primarily due to semiconductor, including increased strategic investment for DSP and analog.

- Marketing, general and administrative expense in the quarter was $388 million, compared to $331 million in the year-ago quarter, primarily due to higher semiconductor expenditures, mostly associated with increases in marketing-related activities. The increase was less than the increase in revenues, on a percentage basis.

- Other income (expense) net increased from $88 million in the first quarter of 1999 to $124 million in the first quarter of 2000, primarily due to investment gains.

-   The income tax rate for the quarter was 32 percent.

- TI orders in the first quarter were $2876 million, up 26 percent from $2281 million in the year-ago quarter and up 5 percent from the fourth quarter primarily due to semiconductor.

- Results for this quarter include special charges of $29 million, primarily associated with previously announced actions, including the closing of a Materials & Controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Also included is amortization of goodwill and other acquisition-related intangibles of $25 million.

    For the first quarter of 1999, results include special charges of $25 million, primarily for a consolidation of semiconductor manufacturing operations in Japan. Also included is amortization of goodwill and other acquisition-related intangibles of $10 million.

    For the fourth quarter of 1999, results include acquisition-related costs of $86 million associated with TI's pooling of interests acquisitions of Unitrode Corporation and Power Trends, Inc., amortization of goodwill and other acquisition-related intangibles of $26 million, and a tax benefit effect of $67 million, primarily for research and experimental tax credit items.

    Additional information relating to these items appears below under the heading "Special Charges and Gains."

OUTLOOK

The company expects accelerating sequential revenue growth overall in the second quarter as it enters a seasonally stronger period in all its business segments, with semiconductor driving most of the growth.

In the second quarter in semiconductor, wireless growth is expected to accelerate after seasonal first-quarter pressures. Broadband communications, which includes digital subscriber line (DSL) and cable modem, also should continue to grow rapidly although from a low base. The mass market should maintain high growth as new applications for TI's catalog DSP and analog products continue to expand. Hard disk drive revenues are expected to decline in the quarter.

In Educational and Productivity Solutions (E&PS), product shipments will continue to become more aligned with back-to-school retail sales as revenue that traditionally came in the second quarter shifts into the third quarter.

For the year 2000, TI expects robust growth to continue in its semiconductor business, driven by strength in communications end-equipment markets, including wireless and broadband, as well as continued strength in the mass market. By the end of the fourth quarter, TI expects to reach operating margin of 25 percent, before the effect of special charges and amortization of acquisition-related intangibles.

Additionally, TI is raising its capital expenditure forecast to $2.5 billion for the year, reflecting management's outlook for strong continued demand for its DSP and analog products. Depreciation for the year is expected to be $1.3 billion. R&D for 2000 is expected to be $1.5 billion, primarily for DSP and analog, excluding purchased in-process R&D and the amortization of acquisition-related intangibles.

SEMICONDUCTOR

Semiconductor revenues in the first quarter were $2270 million, up 30 percent from the same period in 1999, primarily driven by DSP and analog.
Semiconductor revenues increased 3 percent sequentially.

Semiconductor operating margin for the first quarter was 24.5 percent, up 5.5 points from 19.0 percent in the same quarter a year ago. Sequentially, operating margin declined 0.8 points primarily due to increased investment in R&D.

DSP revenues in the first quarter were up 50 percent from the same quarter a year ago and up 2 percent sequentially, breaking the historical seasonal pattern of first-quarter revenue declines and reinforcing a strong growth outlook for 2000. This quarter's sequential growth was driven primarily by a 20 percent increase in revenues from catalog DSP products for the mass market, more than offsetting weakness from hard disk drive. Catalog DSP revenues increased 71 percent compared with the first quarter of 1999.

During the quarter, market analyst Forward Concepts said TI had DSP market share of 48 percent in 1999 and continued its leadership in DSP. TI is the only company to gain DSP market share for six consecutive years.

Analog revenues in the first quarter were up 25 percent compared with a year ago and were up slightly from the fourth quarter. Sequential growth in analog was affected by weakness in hard disk drive. During the quarter, Dataquest said that TI continued its world leadership in the analog market in 1999. TI is the only major supplier to gain share in each of the last four years. In addition, TI attained the number one position in the fast-growing power management segment for the first time.

Revenues for TI's remaining semiconductor products increased from the year-ago quarter and from the fourth quarter of 1999. Royalties also increased, both from a year ago and sequentially.

Semiconductor orders increased 28 percent from the year-ago quarter and 3 percent sequentially primarily due to DSP and analog.

Compared with the first quarter of 1999, wireless revenues increased 49 percent, mass market revenues grew 55 percent and hard disk drive revenues declined 19 percent. Broadband communications revenues more than doubled when compared to fourth quarter as DSL products transitioned into initial high-volume production.

MATERIALS & CONTROLS (M&C)

M&C revenues in the first quarter were a record $290 million, up 18 percent from $245 million a year ago, primarily due to automotive sensors. Sequentially, first-quarter revenues were up 15 percent from $253 million in the fourth quarter primarily due to industrial control products and automotive sensors.

Operating margin in the first quarter increased to 18.9 percent, up 2.5 points from a year ago and up 1.2 points from the fourth quarter of 1999, reflecting tight cost controls combined with increased revenues.

In February, M&C announced it will close its manufacturing and business center in Versailles, Kentucky, with manufacturing being consolidated into other locations for increased efficiencies.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

Revenues for E&PS in the first quarter of 2000 were $87 million, up 8 percent from the year-ago quarter. Sequentially, revenues were down 3 percent.

Operating margin for the quarter was 13.9 percent, up from 12.0 percent in the year-ago quarter, primarily due to increased manufacturing efficiencies.

During the quarter, E&PS sponsored the T3-Teachers Teaching with Technology International Conference in Dallas, which was attended by 3000 teachers.

ADDITIONAL FINANCIAL INFORMATION

During the first quarter of 2000, cash and cash equivalents plus short-term investments decreased by $232 million to $2430 million primarily due to the payment of 1999 profit sharing to employees in the first quarter.

First-quarter 2000 cash flow from operating activities was $402 million. First-quarter capital expenditures totaled $641 million compared with $206 million in the first quarter of 1999.

Depreciation for the first quarter of 2000 was $257 million, compared with $229 million in the same quarter a year ago.

At the end of the first quarter, the debt-to-total capital ratio was .11 versus .13 at the end of 1999.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 on revenue recognition. TI is currently evaluating the impact of SAB No. 101, which is effective in the second quarter of 2000, and expects any effect to be immaterial.

SPECIAL CHARGES AND GAINS

First Quarter of 2000:

In the first quarter of 2000, pretax charges of $29 million were taken, primarily associated with previously announced actions, including the closing of the Materials & Controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 million charge, $12 million was for severance for the elimination of 480 jobs in Kentucky by the first quarter of 2001. At March 31, 2000, the pay-out of the severance cost obligation had not yet begun. Of the $29 million, $20 million is included in cost of revenues, $6 million in marketing, general and administrative expense and $3 million in research and development expense. The primary benefit from the Kentucky action is reduced people costs which are estimated to reach $10 million annually. The benefit is expected to begin in the third quarter of 2000.

Fourth Quarter of 1999:

In the fourth quarter of 1999, a special charge of $86 million was taken for acquisition related costs associated with TI's pooling of interests acquisition of Unitrode. Of the $86 million charge, $83 million was included in marketing, general and administrative expense, $2 million in cost of revenues and $1 million in other income (expense) net.

First Quarter of 1999:

In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. This action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatogaya, Japan. At year-end 1999, this program was complete. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense. The primary benefit from this consolidation action was reduced people costs, which were estimated to reach $11 million annually. The benefit was expected to begin in the fourth quarter of 1999.

Purchased In-Process R&D Charges

Acquisition-related purchased in-process R&D charges were $79 million in 1999. These charges are for the value of acquired in-process research and development from business purchase acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

Significant assumptions, detailed in the table below, used in determining the value of purchased R&D included the discount rate, the estimated beginning date of projected operating cash flows, and the remaining cost and time, in engineer-months, to complete the R&D projects. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month.

The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the in-process R&D. Such uncertainties could give rise to unforeseen budget overruns and/or revenue shortfalls in the event that TI is unable to successfully complete and commercialize the projects. TI management is primarily responsible for estimating the value of the purchased R&D in all acquisitions accounted for under the purchase method. TI expects to essentially meet its original return expectations for the projects.


Millions of Dollars
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Cost/time to           Year
                                                          Purchased                               complete R&D projects  cash flows
 Entity    Acquisition   Consid-               Other      in-process  Appraisal   R&D   Discount  ---------------------  projected
acquired      date       eration   Goodwill  intangibles  R&D charge    method   focus    rate        At         At       to begin
                                                                                                  acquisition Mar. 2000
---------- -----------  ---------  --------  -----------  ----------  ---------  -----  --------  ----------  ---------  ----------

Butterfly     First      $ 52        $ 33       $  5         $ 10    Exclusion  Short      25%    $5/264      $2.0/140      2000
 VLSI,        quarter                                                approach   distance          engineer    engineer
 Ltd.         1999                                                              wireless          months      months
                                                                                technology
                                                                                for voice-
                                                                                plus-data
                                                                                transmission
                                                                                products


Libit Signal  Second     $365        $207       $106         $ 52    Exclusion  Silicon    22%    $5/492      $0.5/50       2000
 Processing   quarter                                                approach   Solutions         engineer    engineer
 Ltd.         1999                                                              and               months      months
                                                                                Internet
                                                                                telephony
                                                                                software
                                                                                for cable
                                                                                modems, etc.
                                                                                for Internet
                                                                                access


Integrated    Third      $ 67        $ 32       $ 11         $ 16    Exclusion  Intel-     25%    $4/233      $0.3/40       2000
 Sensor       quarter                                                approach   ligent            engineer    engineer
 Solutions,   1999                                                              sensors           months      months
 Inc.                                                                           for
                                                                                auto/ind.
                                                                                markets

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages B-35 and B-36 of the Registrant's proxy statement for the 2000 annual meeting of stockholders and is incorporated by reference to such proxy statement.

                          PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

On March 15, 2000, the Registrant acquired all the outstanding shares of capital stock of Toccata Technology ApS, a company incorporated under the laws of the Kingdom of Denmark, in exchange for 136,362 shares of TI common stock. The issuance and sale of the shares of TI common stock described above were deemed to be exempt from registration under the Securities Act of 1993, as amended, in reliance on Regulation S promulgated thereunder based on the facts and circumstances of the acquisition and upon representations and warranties made by the shareholders of Toccata Technology ApS.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits


              Designation of
                Exhibits in
                This Report           Description of Exhibit
               --------------      -----------------------------
                    11             Computation of Basic and
                                   Diluted Earnings Per Common
                                   and Dilutive Potential
                                   Common Share

                    12             Computation of Ratio of
                                   Earnings to Fixed Charges

                    27             Financial Data Schedule as of
                                   March 31, 2000 and for the
                                   3 months then ended

                    27.1           Restated Financial Data Schedule
                                   as of March 31, 1999 and for the
                                   3 months then ended.

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

For a more detailed discussion of these factors, see the text under the heading "Cautionary Statements Regarding Future Results of Operations" in
Item 1 of the company's most recent Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the company undertakes no obligation to publicly update the forward-looking statements to reflect subsequent events or circumstances.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEXAS INSTRUMENTS INCORPORATED



                                     BY: /s/ WILLIAM A. AYLESWORTH
                                        -------------------------------
                                         William A. Aylesworth
                                         Senior Vice President,
                                         Treasurer and
                                         Chief Financial Officer

Date:  April 20, 2000

Exhibit Index


Designation of                                              Paper (P)
 Exhibits in                                                   or
 this Report             Description of Exhibit            Electronic (E)
----------------         -----------------------          --------------

      11                 Computation of Basic and               E
                         Diluted Earnings Per Common
                         and Dilutive Potential
                         Common Share

      12                 Computation of Ratio of                E
                         Earnings to Fixed Charges

      27                 Financial Data Schedule                E
                         as of March 31, 2000 and for
                         the 3 months then ended

      27.1               Restated Financial Data Schedule       E
                         as of March 31, 1999 and for the
                         3 months then ended.
