Form 10-Q
period 2000-06-30
TEXAS INSTRUMENTS INC
filed 2000-07-27
CIK 97476

                     SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000                Commission File Number 1-3761



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

                                  1,640,486,689
  -----------------------------------------------------------------------------
         Number of shares of Registrant's common stock outstanding as of
                                  June 30, 2000

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------


                               TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                       Consolidated Financial Statements
                             (In millions of dollars, except per-share amounts.)

                                                            For Three Months Ended      For Six Months Ended
                                                            ----------------------      ---------------------
                                                              June 30    June 30          June 30    June 30
Income                                                          2000       1999             2000       1999
------                                                        -------    -------          -------    -------
Net revenues...............................................   $ 2,843    $ 2,395          $ 5,497    $ 4,477
Operating costs and expenses:
  Cost of revenues.........................................     1,448      1,222            2,818      2,355
  Research and development.................................       372        365              745        676
  Marketing, general and administrative....................       400        345              789        676
                                                              -------    -------          -------    -------
    Total..................................................     2,220      1,932            4,352      3,707
                                                              -------    -------          -------    -------
Profit from operations.....................................       623        463            1,145        770
Other income (expense) net.................................     1,341         67            1,466        156
Interest on loans..........................................        17         19               37         37
                                                              -------    -------          -------    -------
Income before provision for income taxes...................     1,947        511            2,574        889
Provision for income taxes.................................       669        181              869        303
                                                              -------    -------          -------    -------
Net income.................................................   $ 1,278    $   330          $ 1,705    $   586
                                                              =======    =======          =======    =======
Diluted earnings per common share..........................   $   .75    $   .20          $  1.00    $   .35

Basic earnings per common share............................   $   .78    $   .21          $  1.04    $   .37

Cash dividends declared per share of common stock..........   $  .021    $  .021          $  .043    $  .043

Cash Flows
----------
Net cash provided by operating activities..............................................   $ 1,042    $   560

Cash flows from investing activities:
  Additions to property, plant and equipment...........................................    (1,194)      (517)
  Purchases of short-term investments..................................................    (2,640)    (1,063)
  Sales and maturities of short-term investments.......................................     1,867      1,260
  Purchases of noncurrent investments..................................................       (46)       (16)
  Sales of noncurrent investments .....................................................     1,613        176
  Acquisition of businesses, net of cash acquired......................................        --       (382)
                                                                                          -------    -------
Net cash used in investing activities..................................................      (400)      (542)

Cash flows from financing activities:
  Payments on long-term debt...........................................................       (49)       (51)
  Dividends paid on common stock.......................................................       (69)       (67)
  Sales and other common stock transactions............................................       274        170
  Common stock repurchase program......................................................       (99)      (321)
                                                                                          -------    -------
Net cash provided by (used in) financing activities....................................        57       (269)

Effect of exchange rate changes on cash................................................       (31)       (38)
                                                                                          -------    -------
Net increase (decrease) in cash and cash equivalents...................................       668       (289)
Cash and cash equivalents, January 1...................................................       662        632
                                                                                          -------    -------
Cash and cash equivalents, June 30.....................................................   $ 1,330    $   343
                                                                                          =======    =======

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
               (In millions of dollars, except per-share amounts.)

                                                                        June 30      Dec. 31
Balance Sheet                                                             2000         1999
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $ 1,330      $   662
  Short-term investments.............................................     2,768        2,000
  Accounts receivable, less allowance for losses of
    $57 million in 2000 and $67 million in 1999......................     2,098        1,843
  Inventories:
    Raw materials....................................................       171          161
    Work in process..................................................       565          463
    Finished goods...................................................       283          221
                                                                        -------      -------
      Inventories....................................................     1,019          845
                                                                        -------      -------
  Prepaid expenses...................................................       116          100
  Deferred income taxes..............................................       556          605
                                                                        -------      -------
    Total current assets.............................................     7,887        6,055
                                                                        -------      -------
Property, plant and equipment........................................     7,973        7,120
  Less accumulated depreciation......................................    (3,485)      (3,285)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     4,488        3,835
                                                                        -------      -------
Investments..........................................................     6,281        4,204
Goodwill and other acquisition-related intangibles...................       466          503
Deferred income taxes................................................        49           41
Other assets.........................................................       387          390
                                                                        -------      -------
Total assets.........................................................   $19,558      $15,028
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   385      $   313
  Accounts payable...................................................       757          668
  Accrued and other current liabilities..............................     1,961        1,647
                                                                        -------      -------
    Total current liabilities........................................     3,103        2,628
                                                                        -------      -------
Long-term debt.......................................................       966        1,097
Accrued retirement costs.............................................       743          797
Deferred income taxes................................................     1,762          994
Deferred credits and other liabilities...............................       314          257

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized -  2,400,000,000 shares.
    Shares issued: 2000 - 1,641,386,479; 1999 - 813,926,025..........     1,641          814
  Paid-in capital....................................................       219          822
  Retained earnings..................................................     7,813        6,175
  Less treasury common stock at cost.
    Shares: 2000 - 899,790; 1999 - 1,034,757.........................       (96)        (109)
  Accumulated other comprehensive income.............................     3,093        1,553
                                                                        -------      -------
    Total stockholders' equity.......................................    12,670        9,255
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $19,558      $15,028
                                                                        =======      =======

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                          Notes to Financial Statements


1. Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (1,708.3 and 1,658.7 million shares for the second quarters of 2000 and 1999, and 1,705.8 and 1,654.6 million shares for the six months ended June 30, 2000 and 1999). Share amounts have been retroactively adjusted for the 2000 two-for-one stock split which was effective May 22, 2000.

2. On June 21, 2000, TI entered into an agreement to purchase Burr-Brown Corporation for approximately 88 million shares of TI common stock in a stock-for-stock transaction, including options and convertible notes.

On June 23, 2000, TI entered into an agreement to purchase Alantro Communications, Inc., in a stock-for-stock transaction with an aggregate value as of that date, including stock options and warrants, of approximately $300 million.

On June 29, 2000, TI entered into an agreement to purchase Dot Wireless, Inc., in a stock-for-stock transaction with an aggregate value as of that date, including stock options, of approximately $475 million.

3. In the second quarter of 2000, the company realized a pretax investment gain of $1211 million, included in other income, from the sale of 20 million shares of Micron Technology, Inc. common stock which were part of the consideration received in the company's 1998 divestiture of its memory business to Micron.

4. In the first quarter of 2000, the company recorded pretax charges of $29 million, associated with actions including the closing of the Materials and Controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 million charge, $12 million was for severance for the elimination of 480 jobs in Kentucky. As of June 30, 2000, none of the severance costs had been paid. Of the $29 million charge, $20 million is included in cost of revenues, $6 million in marketing, general and administrative expense, and $3 million in research and development expense.

5. In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. The action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatagoya, Japan and $1 million for other related costs. At year-end 1999, this program was complete. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense.

6. Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the second quarters of 2000 and 1999 was $1,394 million and $154 million. For the six months ended June 30, 2000 and 1999, it was $3,245 million and $421 million.

7. There has been no significant change in the status of the audit and investigation concerning grants from the Italian government.

8. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 on revenue recognition. TI is currently evaluating the impact of SAB No. 101, which is effective in the fourth quarter of 2000, and expects any effect to be immaterial.

9. The statements of income, statements of cash flows and balance sheet at June 30, 2000, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

10.  Business segment information is as follows:


                                         For Three Months Ended          For Six Months Ended
                                         ----------------------          --------------------
                                            June 30   June 30             June 30   June 30
Business Segment Net Revenues                 2000      1999                2000      1999
(millions of dollars)                       -------   -------             -------   -------
-----------------------------

Semiconductor
  Trade.................................... $ 2,410   $ 1,972             $ 4,675   $ 3,710
  Intersegment.............................       4         3                   9         7
                                            -------   -------             -------   -------
                                              2,414     1,975               4,684     3,717
                                            -------   -------             -------   -------
Materials & Controls
  Trade....................................     296       256                 586       502
  Intersegment.............................      --        --                  --        --
                                            -------   -------             -------   -------
                                                296       256                 586       502
                                            -------   -------             -------   -------
Educational & Productivity Solutions
  Trade....................................     134       153                 222       234

Corporate activities.......................      (4)       (3)                 (2)       (7)
Divested activities........................       3        14                   7        31
                                            -------   -------             -------   -------
Total...................................... $ 2,843   $ 2,395             $ 5,497   $ 4,477
                                            =======   =======             =======   =======


Beginning in 2000, management decided to assess profit performance of its business segments excluding the effect of acquisition-related amortization. Accordingly, 2000 business segment profit amounts exclude this amortization ($25 million for the second quarter and $50 million year-to-date). Business segment profit amounts for 1999 include the amortization ($9 million for the second quarter and $19 million year-to-date).


Business Segment Profit (Loss)
(millions of dollars)
------------------------------
Semiconductor.............................. $   606   $   481             $ 1,183   $   812
Materials & Controls.......................      58        43                 114        83
Educational & Productivity Solutions.......      38        43                  51        53
Corporate activities.......................     (56)      (63)               (128)     (120)
Special charges/gains and
  acquisition-related amortization,
  net of applicable profit sharing.........   1,186       (52)              1,132       (77)
Interest on loans/other income
  (expense) net, excluding a second quarter
  2000 gain of $1,211 million included
  above in Special charges/gains and
  acquisition-related amortization.........     113        48                 218       119
Divested activities........................       2        11                   4        19
                                            -------   -------             -------   -------
Income before provision for income taxes... $ 1,947   $   511             $ 2,574   $   889
                                            =======   =======             =======   =======


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

Significant assumptions, detailed in the following table, used in determining the value of purchased R&D included the discount rate, the estimated beginning date of projected operating cash flows, and the remaining cost and time, in engineer-months, to complete the R&D projects. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month.

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


Millions of Dollars
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Cost/time to
                                                                                                 complete R&D projects     Year
                                                       Purchased                                 --------------------- cash flows
 Entity     Acquisition  Consid-               Other   in-process Appraisal  R&D        Discount     At         At     projected
acquired       date      eration  Goodwill intangibles R&D charge   method  focus         rate   acquisition June 2000  to begin
----------  -----------  -------- -------- ----------- ---------- --------- -----       -------- ----------- ---------  ---------
Butterfly     First        $ 52     $ 33      $  5        $ 10    Exclusion  Short         25%      $5/264   $.7M/50      2000
 VLSI,        quarter                                             approach   distance              engineer  engineer
 Ltd.         1999                                                           wireless               months    months
                                                                             technology
                                                                             for voice-
                                                                             plus-data
                                                                             transmission
                                                                             products

Libit Signal  Second       $365     $207      $106        $ 52    Exclusion  Silicon       22%      $5/492    Project     2000
 Processing   quarter                                             approach   Solutions             engineer   completed
 Ltd.         1999                                                           and                    months
                                                                             Internet
                                                                             telephony
                                                                             software
                                                                             for cable
                                                                             modems, etc.
                                                                             for Internet
                                                                             access

Integrated    Third        $ 67     $ 32      $ 11        $ 16    Exclusion  Intel-        25%      $4/233    Project     2000
 Sensor       quarter                                             approach   ligent                engineer   completed
 Solutions,   1999                                                           sensors                months
 Inc.                                                                        for
                                                                             auto/ind.
                                                                             markets

12. The following is a reconciliation of individual restructuring accruals (in millions of dollars).

                                                                         Year of Charge
                                 -------------------------------------------------------------------------------------------------
                                               1997                               1998                        1999          2000
                                 ---------------------------------  ----------------------------------  ------------------  ------
                                 Divest.   M&C         Reserves       SC    SC operation                    SC     SC cost
                                 of MCB/   cost        against       and     closing &      Unitrode    operation reduction   M&C
                                  term.  reduction     gains on     Corp.   M&C sale of  semiconductor   closing   action     site
Description*               Total of DIPD  action    business sales actions   operation       action     in Japan   in U.S.  closing
------------               ----- ------- ---------  -------------- ------- ------------  -------------  --------   -------  -------
BALANCE, DECEMBER 31, 1999  $ 76    $ 14    $  8           $ 22      $ 17       $  6           $  1       $  2      $  6

CHARGES:
Severance .................   12                                                                                             $ 12
Various charges ...........    1                                                                                                1

DISPOSITIONS:
Severance payments ........   (6)             (1)                      (3)                                            (2)
                            ----    ----    ----           ----      ----       ----           ----       ----      ----     -----

BALANCE, MARCH 31, 2000       83      14       7             22        14          6              1          2         4        13

DISPOSITIONS:
Severance payments ........   (6)             (3)                      (1)                       (1)                  (1)

Various payments ..........   (1)                            (1)

Adjustments - net
  reversal to income ......   (8)     (6)                    (1)                                                               (1)
                            ----    ----    ----           ----      ----       ----           ----       ----      ----     ----

BALANCE, JUNE 30, 2000..... $ 68    $  8    $  4           $ 20      $ 13       $  6           $  -       $  2      $  3     $ 12
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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced second-quarter 2000 financial results that show strength across a wide breadth of its products and markets. TI expects accelerating growth in its semiconductor business in the third quarter and is raising its capital expenditures to support strong customer demand.

Note: The earnings per share (EPS) amounts in this report reflect the May 22, 2000, two-for-one stock split.

In the second quarter, TI's revenue increased 7 percent sequentially and 19 percent over the year-ago period. Semiconductor revenue increased 22 percent compared with a year ago and 6 percent sequentially, despite the absence of an $85 million catch-up royalty from Hyundai Electronics Industries, Co. included in the year-ago quarter. Excluding the one-time royalties, TI revenue grew 23 percent and semiconductor revenue grew 28 percent compared with a year ago.

During the quarter, TI also began to realize gains from the 1998 divestiture of its memory business to Micron Technology, Inc. As part of that transaction, TI received approximately 58 million shares of Micron common stock and interest-bearing notes that are convertible into an additional 25 million shares. During the quarter, TI sold 20 million shares of the common stock, realizing pre-tax gains of $1211 million or $0.45 EPS.

SUMMARY OF FINANCIAL RESULTS

For the second quarter of 2000, TI reported the following:

     Total revenue was $2843 million, up 19 percent from $2395 million in the year-ago quarter and up 7 percent sequentially, primarily due to increased strength in semiconductor.

     Semiconductor revenue was $2414 million, up 22 percent from $1975 million in the same quarter of 1999 and up 6 percent sequentially.

     Cost of revenues in the second quarter was $1448 million compared to $1222 million in the year-ago quarter. Cost of revenues increased about the same as the increase in revenues, on a percentage basis, reflecting manufacturing efficiencies associated with higher product shipments which offset the effect of the absence of the one-time Hyundai royalty.

     Research and development (R&D) totaled $372 million, compared with $365 million in the second quarter of 1999, which included $52 million of in-process R&D costs from the Libit Signal Processing Ltd. acquisition. The increase was primarily due to semiconductor, including increased strategic investment for DSP and analog.

     Marketing, general and administrative expense in the quarter was $400 million, compared with $345 million in the year-ago quarter, primarily due to higher semiconductor expenditures, including marketing-related activities. The increase was less than the increase in revenues, on a percentage basis.

     Other income (expense) net increased from $67 million in the second quarter of 1999 to $1341 million in the second quarter of 2000, primarily due to the sale of 20 million shares of Micron common stock.

     The income tax rate for the quarter was 34 percent.

     TI orders in the second quarter were $3217 million, up 26 percent from $2559 million in the year-ago quarter and up 12 percent from the first quarter due to semiconductor. Semiconductor orders increased 32 percent compared with the year-ago quarter and 13 percent sequentially.

     In addition to the $1211 million gain associated with the sale of Micron common stock, results for this quarter include $25 million of amortization of goodwill and other acquisition-related intangibles.

     For the second quarter of 1999, results include special charges of $52 million for in-process R&D associated with the acquisition of Libit Signal Processing Ltd. Also included is amortization of goodwill and other acquisition-related intangibles of $9 million.

     For the first quarter of 2000, results include special charges of $29 million for actions including the closing of a Materials and Controls (M&C) manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Also included is amortization of goodwill and other acquisition-related intangibles of $25 million.

     Additional information relating to these items appears below under the heading "Special Charges and Gains."

OUTLOOK

Despite seasonal pressure, the company expects sequential revenue growth in its semiconductor business to accelerate in the third quarter, based on broad customer demand and strength in key markets such as wireless, catalog and broadband communications. Revenue growth in wireless is expected to continue, reflecting strong demand for the company's products. The mass market for TI's catalog DSP and analog products is expected to continue to grow rapidly as a result of new applications, new product introductions and increased demand for existing catalog products. TI's broadband communications revenue should reflect developing demand for TI's digital subscriber line (DSL) and cable modem products. After four quarters of decline, TI's hard-disk drive revenue is expected to resume sequential growth in the third quarter.

In its Educational and Productivity Solutions (E&PS) business, TI expects a strong third quarter as the revenue pattern in this business becomes increasingly aligned with back-to-school retail sales in this quarter.

In its M&C business, TI expects revenue to decline in the third quarter reflecting seasonality in its control and automotive markets.

TI continues to expect its operating margin to reach 25 percent in the fourth quarter of this year, before the effect of special charges and amortization of acquisition-related intangibles.

In response to ongoing strength in demand for its products and increased visibility into year 2001, TI is raising its capital expenditure forecast to $2.8 billion for 2000, up from the previous forecast of $2.5 billion. This increase supports additional capacity in TI's conversion of its analog manufacturing to more efficient 200-millimeter wafers.

Depreciation for the year is expected to be $1.3 billion. R&D for 2000 is expected to be $1.5 billion, primarily for DSP and analog, excluding acquisition-related in-process R&D costs and amortization.

SEMICONDUCTOR

Semiconductor revenue in the second quarter was $2414 million, up 22 percent from the same period in 1999, primarily due to strength in DSP and analog. Semiconductor revenue increased 6 percent sequentially, primarily due to strength in analog combined with growth across a breadth of TI's semiconductor products.

Semiconductor operating profit for the second quarter was $606 million, or
25.1 percent of revenue, up from the same quarter a year ago as profit from higher product shipments more than offset the absence of the Hyundai one-time royalty. Sequentially, operating margin was about the same as last quarter's
25.4 percent.

DSP revenue in the second quarter was up 40 percent from the same quarter a year ago and up 3 percent sequentially. Analog revenue was up 23 percent compared with the year-ago period and up 8 percent sequentially.

Growth in TI's end-equipment operations was as follows:

- Wireless revenue increased 42 percent versus a year ago and 3 percent sequentially;

- Mass market revenue from TI's catalog products grew 53 percent versus a year ago and 15 percent sequentially;

- Hard-disk drive revenue declined 40 percent versus a year ago and 16 percent sequentially, significantly constraining growth in both DSP and analog; and

- Growth in broadband communications continued to accelerate, with revenue growing 67 percent sequentially.

In the mass market, DSP catalog products grew 70 percent compared with a year ago and 12 percent sequentially. Analog catalog products increased 36 percent versus a year ago and 17 percent sequentially. TI remains on track to introduce more than 280 new catalog analog products and win at least 50 percent more catalog DSP customer designs in 2000.

Revenue for TI's remaining semiconductor products increased from the year-ago quarter and from the first quarter of 2000. Royalties declined from the year-ago period when TI received an $85 million catch-up royalty from Hyundai, and increased sequentially.

Semiconductor orders increased 32 percent from the year-ago quarter, primarily due to strength in DSP and analog and 13 percent sequentially, driven primarily by analog products along with a breadth of other semiconductor products.

During the quarter, TI announced the acquisitions of three companies as part of its strategy to continue extending its world leadership in DSP and analog:
Burr-Brown Corporation; Dot Wireless, Inc.; and Alantro Communications, Inc.

Burr-Brown is a leading supplier of high-performance catalog analog products, principally data converters and amplifiers. The acquisition extends TI's position into new high-performance analog products and increases TI's ability to offer its DSP customers essentially all of the analog components that attach to a DSP.

Dot Wireless is a technology leader in CDMA, with products and technology for the emerging IS-2000 third-generation (3G) cellular standard, including 1XRTT, which complements TI's own developments for the W-CDMA version of the 3G standard. With this acquisition, TI will have strong product positions across the full spectrum of 3G standards.

Alantro Communications specializes in wireless local area networking technology using the IEEE 802.11 standard. TI believes that wireless networking will be the leading method of distributing broadband information, including video, data and voice in the home or office, and will grow quickly as broadband access deploys throughout the world.

MATERIALS AND CONTROLS (M&C)

M&C revenue in the second quarter was $296 million, up 15 percent from $256 million in the same quarter a year ago, primarily due to growth in automotive sensor products. Sequentially, second-quarter revenue was up 2 percent from the first quarter.

Operating profit in the second quarter was $58 million, or 19.6 percent of revenue, up 3.0 percentage points from the second quarter of 1999, primarily due to increased revenue. Operating profit was about even with the first quarter of 2000.

During the quarter, M&C announced it would close its Dresden, Germany facility, included in the Integrated Sensor Solutions acquisition last year, to improve manufacturing efficiencies.

EDUCATIONAL AND PRODUCTIVITY SOLUTIONS (E&PS)

Revenue for E&PS in the second quarter of 2000 was $134 million, down 12 percent from the year-ago quarter as revenue increasingly shifts with the third quarter back-to-school season when compared with historical patterns. Sequentially, revenue increased 54 percent, due to seasonality as retailers and educational distributors began to stock for the third-quarter back-to-school season. Operating margin for the quarter was 28.6 percent, up 0.5 percentage points from the year-ago period.

ADDITIONAL FINANCIAL INFORMATION

For the first six months of 2000, TI revenue was $5497 million, up from the $4477 million in the first six months of 1999, due to semiconductor. The increase in semiconductor revenue for the first six months of 2000 was primarily due to strength in DSP and analog. The increase in M&C was due primarily to growth in automotive sensor products, and the decrease in E&PS was due primarily to the increasing shift of revenue to the third quarter back-to-school season compared with historical patterns.

Cost of revenues for the first six months of 2000 was $2818 million compared with $2355 million in the year-ago period. Cost of revenues increased less than the increase in revenues, on a percentage basis, reflecting manufacturing efficiencies associated with higher product shipments.

R&D in the first six months of 2000 totaled $745 million, compared to $676 million in the first six months of 1999, including in-process R&D costs from acquisitions. The increase was primarily due to semiconductor, including increased strategic investment for DSP and analog.

Marketing, general and administrative expense in the first six months of 2000 was $789 million, compared with $676 million in the year-ago period, primarily due to higher semiconductor expenditures, including marketing-related activities. The increase was less than the increase in revenues, on a percentage basis.

Other income (expense) net increased from $156 million in the first six months of 1999 to $1466 million in the first six months of 2000, primarily due to the sale of 20 million shares of Micron common stock.

The income tax rate for the first six months of 2000 was 34 percent.

For the first six months of 2000, TI orders were $6094 million, compared with $4841 million from the same period a year ago, primarily due to increased customer demand for semiconductor products. Semiconductor orders for the first six months were up, primarily due to strength in DSP and analog. M&C orders were up, primarily due to strength in its automotive and control markets. E&PS orders were down, primarily due to the increasing shift of revenue to the third quarter back-to-school season compared with historical patterns.

In the first six months of 2000, cash and cash equivalents plus short-term investments increased by $1436 million to $4098 million, primarily due to the sale of Micron common stock.

Cash flow from operating activities was $1042 million in the first half of 2000. Capital expenditures totaled $1194 million in the first six months of 2000, compared with $517 million in the first half of 1999. Capital expenditures totaled $553 million in the second quarter of 2000 versus $311 million in the year-ago quarter.

Depreciation for the first half of 2000 was $540 million, compared with $469 million in the same period a year ago. Depreciation for the second quarter of 2000 was $283 million, versus $240 million in the year-ago quarter.

At the end of the second quarter, the debt-to-total-capital ratio was .10 versus
 .13 at the end of 1999.

SPECIAL CHARGES AND GAINS

Second Quarter of 2000

In the second quarter of 2000, a special investment gain of $1211 million was realized from the sale of 20 million shares of Micron common stock, which were part of the consideration received in TI's 1998 divestiture of the memory business to Micron. This $1211 million gain was included in other income.

First Quarter of 2000

In the first quarter of 2000, pretax charges of $29 million were taken, associated with actions including the closing of the M&C manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 million charge, $12 million was for severance for the elimination of 480 jobs in Kentucky by the first quarter of 2001. At June 30, 2000, the pay-out of the severance cost obligation had not yet begun. Of the $29 million, $20 million is included in cost of revenues, $6 million in marketing, general and administrative expense and $3 million in research and development expense. The primary benefit from the Kentucky action is reduced personnel costs, which are estimated to reach $10 million annually. The benefit is expected to begin in the third quarter of 2000.

First Quarter of 1999

In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. This action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatogaya, Japan. At year-end 1999, this program was complete. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense. The primary benefit from this consolidation action was reduced personnel costs, which were estimated to reach $11 million annually. The benefit began in the fourth quarter of 1999.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages B-35 and B-36 of the Registrant's proxy statement for the 2000 annual meeting of stockholders and is incorporated by reference to such proxy statement.

                          PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on April 20, 2000, in addition to the election of directors, the stockholders voted upon the two board proposals contained in the Registrant's Proxy Statement dated March 2, 2000.

The Board nominees were elected as directors with the following vote:

      Nominee                          For                       Withheld
      -------                          ---                      ----------
James R. Adams                      668,076,127                  5,052,974
David L. Boren                      667,821,216                  5,307,885
James B. Busey                      667,708,852                  5,420,249
Daniel A. Carp                      668,028,977                  5,100,124
Thomas J. Engibous                  667,878,026                  5,251,075
Gerald W. Fronterhouse              667,317,035                  5,812,066
David R. Goode                      668,045,260                  5,083,841
Wayne R. Sanders                    668,033,765                  5,095,336
Ruth J. Simmons                     667,843,518                  5,285,583
Clayton K. Yeutter                  662,941,357                 10,187,744

The two board proposals were approved with the following vote:

                                                                             Abstentions
                                                                            (Other Than
                                                                              Broker             Broker
           Proposal                         For             Against          Non-Votes)         Non-Votes
           --------                         ---             -------         ------------        ---------
Board proposal with respect to          618,109,303        52,701,596        2,318,200                   2
amendment to the Company's
Restated Certificate of
Incorporation

Board proposal with respect to          455,890,606       120,891,645        3,828,792          92,518,058
adoption of the Texas Instruments
2000 Long-Term Incentive Plan

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Designation of
                Exhibits in
                This Report              Description of Exhibit
              --------------       -------------------------------------
                     3             Certificate of Amendment to Restated
                                   Certificate of Incorporation
                                   (incorporated by reference to Exhibit
                                   3(n) to the Registrant's Registration
                                   Statement on Form S-4 No. 333-41030
                                   filed on July 7, 2000).

                    10             Texas Instruments 2000 Long-Term
                                   Incentive Plan (incorporated by
                                   reference to Exhibit 10(e) to the
                                   Registrant's Registration Statement on
                                   Form S-4 No. 333-41030 filed on
                                   July 7, 2000).

                    11             Computation of Basic and Diluted
                                   Earnings Per Common and Dilutive
                                   Potential Common Share.

                    12             Computation of Ratio of Earnings to
                                   Fixed Charges.

                    27             Financial Data Schedule as
                                   of June 30, 2000 and for the
                                   6 months then ended.

                    27.1           Restated Financial Data Schedule as of
                                   June 30, 1999 and for the 6 months then
                                   ended.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of the company or its management:

- Market demand for semiconductors, particularly for digital signal processors and analog chips in key markets, such as telecommunications and computers;
- TI's ability to develop, manufacture and market innovative products in a rapidly changing technological environment;
- TI's ability to compete in products and prices in an intensely competitive industry;
- TI's ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;
-        Timely completion and successful integration of announced acquisitions;
- Global economic, social and political conditions in the countries in which TI and its customers and suppliers operate, including fluctuations in foreign currency exchange rates;
-        Losses or curtailments of purchases from key customers;
-        TI's ability to recruit and retain skilled personnel; and
-        Availability of raw materials and critical manufacturing equipment.

For a more detailed discussion of these factors, see the text under the heading "Cautionary Statements Regarding Future Operations" in Item 1 of the company's most recent Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q and the company undertakes no obligation to publicly update the forward-looking statements to reflect subsequent events or circumstances.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TEXAS INSTRUMENTS INCORPORATED



                                       BY: /s/ WILLIAM A. AYLESWORTH
                                          ---------------------------------
                                          William A. Aylesworth
                                          Senior Vice President,
                                          Treasurer and
                                          Chief Financial Officer


Date:  July 26, 2000

Exhibit Index


 Designation of                                            Paper (P)
  Exhibits in                                                 or
  this Report            Description of Exhibit          Electronic (E)
----------------         ----------------------          --------------
       3                 Certificate of Amendment to            E
                         Restated Certificate of
                         Incorporation (incorporated
                         by reference to Exhibit
                         3(n) to the Registrant's
                         Registration Statement on
                         Form S-4 No. 333-41030
                         filed on July 7, 2000).

      10                 Texas Instruments 2000                 E
                         Long-Term Incentive Plan
                         (incorporated by reference
                         to Exhibit 10(e) to the
                         Registrant's Registration
                         Statement on Form S-4
                         No. 333-41030 filed on
                         July 7, 2000).

      11                 Computation of Basic and               E
                         Diluted Earnings Per Common
                         and Dilutive Potential
                         Common Share.

      12                 Computation of Ratio of                E
                         Earnings to Fixed Charges.

      27                 Financial Data Schedule                E
                         as of June 30, 2000 and for
                         the 6 months then ended.

      27.1               Restated Financial Data Schedule       E
                         as of June 30, 1999 and for the
                         6 months then ended.