Form 10-Q
period 2000-09-30
TEXAS INSTRUMENTS INC
filed 2000-10-24
CIK 97476

                      SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                    20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000            Commission File Number 1-3761



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

                                   1,729,947,374
----------------------------------------------------------------------------
      Number of shares of Registrant's common stock outstanding as of
                                September 30, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                (In millions of dollars, except per-share amounts.)


                                                            For Three Months Ended      For Nine Months Ended
                                                            ----------------------      ---------------------
                                                              Sept 30    Sept 30          Sept 30    Sept 30
INCOME                                                          2000       1999             2000       1999
                                                            -------    -------          -------    -------
Net revenues...............................................   $ 3,160    $ 2,515          $ 8,851    $ 7,121
Operating costs and expenses:
  Cost of revenues.........................................     1,644      1,307            4,548      3,726
  Research and development.................................       533        350            1,306      1,046
  Marketing, general and administrative....................       453        398            1,268      1,096
                                                              -------    -------          -------    -------
    Total..................................................     2,630      2,055            7,122      5,868
                                                              -------    -------          -------    -------
Profit from operations.....................................       530        460            1,729      1,253
Other income (expense) net.................................       565        156            2,040        313
Interest on loans..........................................        17         18               58         55
                                                              -------    -------          -------    -------
Income before provision for income taxes...................     1,078        598            3,711      1,511
Provision for income taxes.................................       399        196            1,286        505
                                                              -------    -------          -------    -------
Net income.................................................   $   679    $   402          $ 2,425    $ 1,006
                                                              =======    =======          =======    =======
Diluted earnings per common share..........................   $   .38    $   .23          $  1.36    $   .58

Basic earnings per common share............................   $   .39    $   .24          $  1.42    $   .60

Cash dividends declared per share of common stock..........   $  .021    $  .021          $  .064    $  .064

CASH FLOWS

Net cash provided by operating activities..............................................   $ 1,530    $ 1,304

Cash flows from investing activities:
  Additions to property, plant and equipment...........................................    (1,789)      (887)
  Purchases of short-term investments..................................................    (4,304)    (1,818)
  Sales and maturities of short-term investments.......................................     2,730      1,688
  Purchases of noncurrent investments..................................................       (83)       (74)
  Sales of noncurrent investments......................................................     2,160        209
  Acquisitions of businesses, net of cash acquired.....................................        (3)      (469)
                                                                                          -------    -------
Net cash used in investing activities..................................................    (1,289)    (1,351)

Cash flows from financing activities:
  Additions to loans payable...........................................................        24         11
  Payments on loans payable............................................................       (19)       (13)
  Additions to long-term dept..........................................................       249        400
  Payments on long-term debt...........................................................      (250)      (254)
  Dividends paid on common stock.......................................................      (104)      (100)
  Sales and other common stock transactions............................................       191        182
  Common stock repurchase program......................................................      (133)      (417)
                                                                                          -------    -------
Net cash used in financing activities..................................................       (42)      (191)

Effect of exchange rate changes on cash................................................       (42)       (56)
                                                                                          -------    -------
Net increase (decrease) in cash and cash equivalents...................................       157       (294)
Cash and cash equivalents, January 1...................................................       781        705
                                                                                          -------    -------
Cash and cash equivalents, September 30................................................   $   938    $   411
                                                                                          =======    =======

                      TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                             Consolidated Financial Statements
                    (In millions of dollars, except per-share amounts.)



                                                                        Sept 30      Dec. 31
Balance Sheet                                                             2000         1999
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   938      $   781
  Short-term investments.............................................     3,617        2,045
  Accounts receivable, less allowance for losses of
    $59 million in 2000 and $67 million in 1999......................     2,362        1,909
  Inventories:
    Raw materials....................................................       221          167
    Work in process..................................................       647          501
    Finished goods...................................................       254          226
                                                                        -------      -------
      Inventories....................................................     1,122          894
                                                                        -------      -------
  Prepaid expenses...................................................       100          109
  Deferred income taxes..............................................       569          615
                                                                        -------      -------
    Total current assets.............................................     8,708        6,353
                                                                        -------      -------
Property, plant and equipment........................................     8,478        7,338
  Less accumulated depreciation......................................    (3,623)      (3,405)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     4,855        3,933
                                                                        -------      -------
Investments..........................................................     3,297        4,205
Goodwill and other acquisition-related intangibles...................     1,017          502
Deferred income taxes................................................        53           41
Other assets.........................................................       409          393
                                                                        -------      -------
Total assets.........................................................   $18,339      $15,427
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $   204      $   331
  Accounts payable...................................................       828          687
  Accrued and other current liabilities..............................     1,837        1,679
                                                                        -------      -------
    Total current liabilities........................................     2,869        2,697
                                                                        -------      -------
Long-term debt.......................................................     1,213        1,099
Accrued retirement costs.............................................       687          797
Deferred income taxes................................................       822          998
Deferred credits and other liabilities...............................       307          258

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized -  2,400,000,000 shares.
    Shares issued: 2000 - 1,731,364,999; 1999 - 851,448,197..........     1,731          851
  Paid-in capital....................................................     1,102          877
  Retained earnings..................................................     8,727        6,406
  Less treasury common stock at cost.
    Shares: 2000 - 1,417,625; 1999 - 1,034,757.......................      (123)        (109)
  Accumulated other comprehensive income.............................     1,151        1,553
  Deferred compensation .............................................      (147)          --
                                                                        -------      -------
    Total stockholders' equity.......................................    12,441        9,578
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $18,339      $15,427
                                                                        =======      =======


                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                          Notes to Financial Statements

1. Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (1,791.9 and 1,750.7 million shares for the third quarters of 2000 and 1999, and 1,788.3 and 1,739.3 million shares for the nine months ended September 30, 2000 and 1999). All financial information has been restated to reflect the May, 2000 two-for-one stock split and the acquisition of Burr-Brown Corporation in August, 2000, which was accounted for as a pooling of interests.

2. Consistent with new accounting guidelines from the Emerging Issues Task Force, net cash provided by operating activities for year-to-date 2000 and 1999 includes $228 million and $100 million of income tax benefit realized from the exercise of nonqualified stock options. Previously the benefit was included in cash flows from financing activities.

3. In the third quarter of 2000, TI closed three major acquisitions, all stock-for-stock transactions:
     - Burr-Brown Corporation, acquired in a pooling of interests transaction for approximately 88 million shares of TI common stock, including stock options and convertible notes. Related acquisition costs of $41 million were recognized in the quarter.
     - Dot Wireless, Inc., acquired in a purchase transaction for approximately 6.8 million shares of TI common stock. See Note 14 following.
     - Alantro Communications, Inc., acquired in a purchase transaction for approximately 4.2 million shares or TI common stock. See Note 14 following.

4. In the third quarter of 2000, the company recorded net pretax charges of $10 million for several Semiconductor and Materials & Controls restructuring and other actions in the U.S., Japan and Europe. Of the $10 million, asset abandonment charges were $17 million, gains from asset sales were $9 million, escrow pricing refunds from a prior memory manufacturing joint venture were $17 million and severance charges were $19 million. The severance action affected 432 jobs. As of September 30, 2000, none of the severance costs had been paid. Of the $10 million net charge, $12 million is included in cost of revenue, $9 million in other income and $7 million in marketing, general and administrative expense.

5. In the second and third quarters of 2000, the company realized pretax investment gains of $1211 million and $425 million, included in other income, from the sale of 20 million and 5.6 million shares of Micron Technology, Inc. ("Micron") common stock which were part of the consideration received in the company's 1998 divestiture of its memory business to Micron.

6. In the first quarter of 2000, the company recorded pretax charges of $29 million, associated with actions including the closing of the Materials & Controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 million charge, $12 million was for severance for the elimination of 480 jobs in Kentucky. As of September 30, 2000, none of severance the costs had been paid. Of the $29 million charge, $20 million is included in cost of revenues, $6 million in marketing, general and administrative expense, and $3 million in research and development expense.

7. In the third quarter of 1999, severance actions were taken by TI's semiconductor operations in the U.S. These actions, taken in response to the continuing downturn in the hard disk drive market, affected 206 jobs. As a result, TI took a pretax charge of $12 million in the third quarter, of which $10 million was included in cost of revenues and $2 million in marketing, general and administrative expense. Of the $12 million charge, $9 million was for severance, $2 million for fixed asset write-downs for assets held for disposal, and $1 million for vendor obligations. These fixed assets were to be sold for scrap value and were therefore written down to zero, their sales value. At September 30, 2000, this program was complete.

In the third quarter of 1999, additional severance actions were taken for the Japan manufacturing efficiency program announced during the first quarter of 1999 (program is more fully discussed below in Note 8). This resulted in a pretax charge of $7 million in the third quarter for the elimination of an additional 105 jobs in Hatogaya, Japan. At year-end 1999, this program was complete.

Also included is $15 million of acquisition costs from the company's pooling of interests with Telogy Networks, Inc. and a $4 million pretax operating charge by Unitrode Corporation for a severance action.

8. In the first quarter of 1999, the company announced a consolidation of semiconductor manufacturing operations in Japan to improve manufacturing efficiencies and reduce costs. The action resulted in a pretax charge of $14 million in the first quarter, of which $13 million was for severance for the elimination of 153 jobs in Hatagoya, Japan and $1 million for other related costs. At year-end 1999, this program was complete. Of the $14 million charge, $11 million was included in cost of revenues and $3 million in marketing, general and administrative expense.

9. Total comprehensive income (loss), i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the third quarters of 2000 and 1999 was $(1,263) million and $1,231 million. For the nine months ended September 30, 2000 and 1999, it was $2,023 million and $1,669 million.

10. There has been no significant change in the status of the audit and investigation concerning grants from the Italian government.

In July 2000, TI increased its guarantee to $210 million, from $110 million at year-end 1999, of the payment obligation of a supplier under a lease financing facility, maturing 2003. Obligations under this facility were $143 million at September 30, 2000 and $2 million at year-end 1999. In October 2000, TI was released from its guarantee of borrowings by TECH Semiconductor Singapore under its $450 million principal amount credit facility.

11. Accounting standards SFAS No. 133 was issued in 1998 and is effective in 2001. It requires that all derivatives be marked-to-market on an ongoing basis. Along with the derivatives, any underlying hedged items are also to be marked-to-market on an ongoing basis. The market value adjustments are to be included in the income statement or stockholders' equity, depending on the nature of the transaction. The company is currently evaluating the standard's impact and expects to adopt the standard in the first quarter of 2001 on a cumulative basis.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 on revenue recognition. The company is currently evaluating the impact of SAB No. 101, which is effective in the fourth quarter of 2000, and expects any effect to be immaterial.

12. The statements of income, statements of cash flows and balance sheet at September 30, 2000, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

13.  Business segment information is as follows:



                                         For Three Months Ended         For Nine Months Ended
                                         ----------------------         ---------------------
                                            Sept 30   Sept 30             Sept 30   Sept 30
Business Segment Net Revenues                 2000      1999                2000      1999
(millions of dollars)                       -------   -------             -------   -------
-----------------------------
Semiconductor
  Trade.................................... $ 2,714   $ 2,097             $ 7,583   $ 5,936
  Intersegment.............................       4         4                  13        11
                                            -------   -------             -------   -------
                                              2,718     2,101               7,596     5,947
                                            -------   -------             -------   -------
Materials & Controls
  Trade....................................     269       252                 855       753
  Intersegment.............................      --        --                  --         1
                                            -------   -------             -------   -------
                                                269       252                 855       754
                                            -------   -------             -------   -------
Educational & Productivity Solutions
  Trade....................................     160       160                 382       394

Corporate activities.......................      10        (5)                  8       (12)
Divested activities........................       3         7                  10        38
                                            -------   -------             -------   -------
Total...................................... $ 3,160   $ 2,515             $ 8,851   $ 7,121
                                            =======   =======             =======   =======


Beginning in 2000, management decided to assess profit performance of its business segments excluding the effect of acquisition-related amortization. Accordingly, 2000 business segment profit amounts exclude this amortization ($41 million for the third quarter and $92 million year-to-date). Business segment profit amounts for 1999 include this amortization ($24 million for the third quarter and $43 million year-to-date).



Business Segment Profit (Loss)
(millions of dollars)
------------------------------
Semiconductor.............................. $   693   $   481             $ 1,931   $ 1,317
Materials & Controls.......................      47        41                 161       123
Educational & Productivity Solutions.......      55        47                 106       100
Corporate activities.......................     (52)      (80)               (180)     (208)
Special charges/gains and
  acquisition-related amortization,
  net of applicable profit sharing.........     221       (40)              1,353      (110)
Interest on loans/other income (expense)
  net, excluding second and third quarter
  2000 gains of $1,211 million and $436
  million included above in special
  charges/gains and acquisition-related
  amortization.............................     112       138                 334       259
Divested activities........................       2        11                   6        30
                                            -------   -------             -------   -------
Income before provision for income taxes... $ 1,078   $   598             $ 3,711   $ 1,511
                                            =======   =======             =======   =======


14. Year-to-date acquisition-related purchased in-process R&D charges were $112 million in 2000 and $79 million in 1999. These charges are for research and development from business purchase acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

Significant assumptions, detailed in the following table, used in determining the value of purchased R&D included the discount rate, the estimated beginning date of projected operating cash flows, and the remaining cost and time, in engineer-months, to complete the R&D projects. The term "engineer month" refers to the average amount of research work expected to be performed by an engineer in a month.

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


Millions of Dollars
-----------------------------------------------------------------------------------------------
                                                                       Purchased
 Entity      Acquisition   Consid-               Other     Deferred    in-process   Appraisal
acquired        date       eration   Goodwill    intan-    compen-     R&D charge     method
                                                 gibles    sation
---------    -----------   -------   --------    ------    --------    ----------   ---------
Butterfly     First         $ 52       $ 33       $  5        --         $ 10       Exclusion
 VLSI,        quarter                                                               approach
 Ltd.         1999




Libit Signal  Second        $365       $207       $106        --         $ 52       Exclusion
 Processing   quarter                                                               approach
 Ltd.         1999





Integrated    Third         $ 67       $ 32       $ 11        --         $ 16       Exclusion
 Sensor       quarter                                                               approach
 Solutions,   1999
 Inc.

Alantro       Third         $277       $148       $ 58      $ 32         $ 52       Exclusion
 Commun-      quarter                                                               approach
 ications,    2000
 Inc.


Dot           Third         $467       $302       $ 46      $119         $ 60       Exclusion
 Wireless,    quarter                                                               approach
 Inc.         2000



                                                  Cost/time to          Year
                                            complete R&D projects    cash flows
 Entity              R&D       Discount     ----------------------    projected
acquired            focus        rate            At         At        to begin
                                            acquisition  Sept 2000
----------          -----      --------     -----------  ---------   ---------
Butterfly           Short        25%          $5/264      Project       2000
 VLSI,              distance                  engineer    completed
 Ltd.               wireless                  months
                    technology
                    for voice-
                    plus-data
                    transmission
                    products

Libit Signal        Silicon      22%          $5/492      Project       2000
 Processing         Solutions                 engineer    completed
 Ltd.               and Internet              months
                    telephony
                    software
                    for cable
                    modems, etc.
                    for Internet
                    access

Integrated          Intelligent  25%          $4/233      Project       2000
 Sensor             sensors                   engineer    completed
 Solutions,         for auto/                 months
 Inc.               ind. markets

Alantro             Wireless     24%          $2.9/       $2.3/138      2002
 Commun-            networking                172
 ications,          technology                engineer    engineer
 Inc.               for home                  months      months
                    and office

Dot                 Architec-    20%          $4.1/       $3.5/219      2003
 Wireless,          ture for                  256         engineer
 Inc.               third                     engineer    months
                    generation                months
                    (3G) wireless
                    devices for
                    delivering
                    voice and
                    high speed
                    data to
                    mobile users

15. The following is a reconciliation of individual restructuring accruals (in millions of dollars).

                                                                               Year of Charge
                                                                 ---------------------------------------
                                          Balance, prior                           1998
                                             actions --          ---------------------------------------
                                             primarily            SC       SC operation         SC
                                           severance and          and        closing &        Unitrode
                                              business            Corp.     M&C sale of    semiconductor
Description*                   Total     divestiture related     actions     operation         action
------------                   -----     -------------------     -------   -------------   --------------
BALANCE, DECEMBER 31, 1999...  $ 76             $ 44              $ 17         $  6             $  1

CHARGES:
Severance ...................    12

Various charges .............     1

DISPOSITIONS:
Severance payments ..........    (6)              (1)               (3)                            -
                               ----             ----              ----         ----             ----
BALANCE, MARCH 31, 2000          83               43                14            6                1


DISPOSITIONS:
Severance payments ..........    (6)              (3)               (1)                           (1)

Various payments ............    (1)              (1)

Adjustments - net
  reversal to income ........    (8)              (7)
                               ----             ----              ----         ----             ----
BALANCE, JUNE 30, 2000           68               32                13            6                -
                               ----             ----              ----         ----             ----


CHARGES:
Severance ...................    19

DISPOSITIONS:
Severance payments ..........    (2)                                (2)

Various payments ............    (1)                                             (1)

Adjustments - net
  reversal to income ........    (5)
                               ----             ----              ----         ----             ----
BALANCE, SEPTEMBER 30, 2000    $ 79             $ 32              $ 11         $  5             $  -
                               ====             ====              ====         ====             ====


                                                           Year of Charge
                                        ---------------------------------------------
                                                   1999                   2000
                                        ---------------------  ----------------------
                                            SC          cost
                                         operation    reduction    M&C        SC and M&C
                                        closing in      action     site      restructuring
Description*                               Japan        in U.S.   closing       actions
                                        ----------    ---------   -------    -------------
BALANCE, DECEMBER 31, 1999...              $  2          $  6


CHARGES:
Severance ...................                                       $ 12

Various charges .............                                          1
                                           ----          ----       ----
DISPOSITIONS:
Severance payments ..........                              (2)
                                           ----          ----       ----
BALANCE, MARCH 31, 2000                       2             4         13

DISPOSITIONS:
Severance payments ..........                              (1)

Various payments ............

Adjustments - net
  reversal to income ........                                         (1)
                                           ----          ----       ----
BALANCE, JUNE 30, 2000                        2             3         12
                                           ----          ----       ----

CHARGES:
Severance ...................                                                     $ 19

DISPOSITIONS:
Severance payments ..........

Various payments ............

Adjustments - net
  reversal to income ........                (2)           (3)
                                           ----          ----       ----          ----
                                           $  -          $  -       $ 12          $ 19
BALANCE, SEPTEMBER 30, 2000                ====          ====       ====          ====


*Abbreviations
SC    = Semiconductor Business
M&C   = Materials & Controls Business
Corp. = Corporate Division

16. In connection with its third quarter, 2000 pooling of interests acquisition of Burr-Brown Corporation (now known as TI Tucson), Texas Instruments Incorporated (TI), the parent, has fully and unconditionally guaranteed payment of the principal, premium, if any, and interest under TI Tucson's $250 million principal amount of 4 1/4% Convertible Subordinated Notes issued February 24, 2000, and due 2007. Such guarantee is subordinated to TI's existing and future senior indebtedness.

In lieu of providing separate audited financial statements of TI Tucson, TI has included the accompanying unaudited consolidating condensed financial statements in accordance with Rule 3-10(c) of the SEC's Regulation S-X.

                                     TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                  Unaudited Consolidating Condensed Statement of Income
                                        For Three Months Ended September 30, 2000
                                                (In millions of dollars)

                                                                  TI Tucson
                                                         ------------------------------     Non-
                                                                                  TI      guarantor
                                              Texas                             Tucson   subsidiaries
                                           Instruments   Operating   Special    consol-      and
                                           Incorporated   results     items     idated   eliminations   Consolidated
                                           ------------  ---------   -------    ------   ------------   ------------
Net revenues...............................   $2,862       $  112     $   15    $  127     $  171          $3,160
Operating costs and expenses:
  Cost of revenues.........................    1,490           46         19        65         89           1,644
  Research and development.................      361           15         --        15        157             533
  Marketing, general and administrative....      261           18         18        36        156             453
                                              ------       ------     ------    ------     ------          ------
    Total..................................    2,112           79         37       116        402           2,630
                                              ------       ------     ------    ------     ------          ------
Profit (loss) from operations..............      750           33        (22)       11       (231)            530
Other income (expense) net.................      737            6          2         8       (180)            565
Interest on loans..........................       19            3         --         3         (5)             17
                                              ------       ------     ------    ------     ------          ------
Income (loss) before provision for
  income taxes.............................    1,468           36        (20)       16       (406)          1,078
Provision (credit) for income taxes........      317           13         (7)        6         76             399
                                              ------       ------     ------    ------     ------          ------
Income before equity in earnings of
  subsidiaries.............................    1,151           23        (13)       10       (482)            679

Equity in earnings of subsidiaries.........     (472)          --         --        --        472              --
                                              ------       ------     ------    ------     ------          ------
Net income.................................   $  679       $   23     $  (13)   $   10     $  (10)         $  679
                                              ======       ======     ======    ======      =====          ======

                                     TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                  Unaudited Consolidating Condensed Statement of Income
                                        For Three Months Ended September 30, 1999
                                                (In millions of dollars)

                                                                  TI Tucson
                                                         ------------------------------     Non-
                                                                                  TI      guarantor
                                              Texas                             Tucson   subsidiaries
                                           Instruments   Operating   Special    consol-      and
                                           Incorporated   results     items     idated   eliminations   Consolidated
                                           ------------  ---------   -------    ------   ------------   ------------
Net revenues...............................   $2,089     $   78     $   --     $   78     $  348       $2,515
Operating costs and expenses:
  Cost of revenues........................       988         37         --         37        282        1,307
  Research and development.................      339         12         --         12         (1)         350
  Marketing, general and administrative....      248         12         --         12        138          398
                                              ------     ------     ------     ------     ------       ------
    Total..................................    1,575         61         --         61        419        2,055
                                              ------     ------     ------     ------     ------       ------
Profit (loss) from operations..............      514         17         --         17        (71)         460
Other income (expense) net.................      150          1         --          1          5          156
Interest on loans..........................       16         --         --         --          2           18
                                              ------     ------     ------     ------     ------       ------
Income (loss) before provision for
  income taxes.............................      648         18         --         18        (68)         598
Provision for income taxes.................      145          5         --          5         46          196
                                              ------     ------     ------     ------     ------       ------
Income before equity in earnings of
  subsidiaries.............................      503         13         --         13       (114)         402

Equity in earnings of subsidiaries.........     (101)        --         --         --        101           --
                                              ------     ------     ------     ------     ------       ------
Net income.................................   $  402     $   13     $   --     $   13     $  (13)      $  402
                                              ======     ======     ======     ======     ======       ======

                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                               Unaudited Consolidating Condensed Statement of Income
                                     For Nine Months Ended September 30, 2000
                                             (In millions of dollars)

                                                                   TI Tucson
                                                         ----------------------------     Non-
                                                                                TI      guarantor
                                              Texas                            Tucson  subsidiaries
                                           Instruments   Operating  Special    consol-     and
                                           Incorporated  results     items     idated  eliminations  Consolidated
                                           ------------  ---------  -------    ------  ------------  ------------
Net revenues...............................   $7,757     $  306     $   15     $  321     $  773       $8,851
Operating costs and expenses:
  Cost of revenues........................     4,269        131         19        150        129        4,548
  Research and development.................      922         43         --         43        341        1,306
  Marketing, general and administrative....      760         45         18         63        445        1,268
                                              ------     ------     ------     ------     ------       ------
    Total..................................    5,951        219         37        256        915        7,122
                                              ------     ------     ------     ------     ------       ------
Profit (loss) from operations..............    1,806         87        (22)        65       (142)       1,729
Other income (expense) net.................    2,057         14          2         16        (33)       2,040
Interest on loans..........................       64          6         --          6        (12)          58
                                              ------     ------     ------     ------     ------       ------
Income (loss) before provision for
  income taxes.............................    3,799         95        (20)        75       (163)       3,711
Provision (credit) for income taxes........    1,089         30         (7)        23        174        1,286
                                              ------     ------     ------     ------     ------       ------
Income before equity in earnings of
  subsidiaries.............................    2,710         65        (13)        52       (337)       2,425

Equity in earnings of subsidiaries.........     (285)        --         --         --        285           --
                                              ------     ------     ------     ------     ------       ------
Net income.................................   $2,425     $   65     $  (13)    $   52     $  (52)      $2,425
                                              ======     ======     ======     ======     ======       ======

                                  TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                               Unaudited Consolidating Condensed Statement of Income
                                     For Nine Months Ended September 30, 1999
                                             (In millions of dollars)

                                                                   TI Tucson
                                                         ----------------------------     Non-
                                                                                 TI     guarantor
                                              Texas                            Tucson  subsidiaries
                                           Instruments   Operating  Special    consol-     and
                                           Incorporated  results     items     idated  eliminations  Consolidated
                                           ------------  ---------  -------    ------  ------------  ------------
Net revenues...............................   $5,913     $  207     $   --     $  207     $1,001       $7,121
Operating costs and expenses:
  Cost of revenues........................     3,221         99         --         99        406        3,726
  Research and development.................      862         33         --         33        151        1,046
  Marketing, general and administrative....      670         35         --         35        391        1,096
                                              ------     ------     ------     ------     ------       ------
    Total..................................    4,753        167         --        167        948        5,868
                                              ------     ------     ------     ------     ------       ------
Profit (loss) from operations..............    1,160         40         --         40         53        1,253
Other income (expense) net.................      359          2         --          2        (48)         313
Interest on loans..........................       47         --         --         --          8           55
                                              ------     ------     ------     ------     ------       ------
Income (loss) before provision for
  income taxes.............................    1,472         42         --         42         (3)       1,511
Provision for income taxes.................      336         11         --         11        158          505
                                              ------     ------     ------     ------     ------       ------
Income before equity in earnings of
  subsidiaries.............................    1,136         31         --         31       (161)       1,006

Equity in earnings of subsidiaries.........     (130)        --         --         --        130           --
                                              ------     ------     ------     ------     ------       ------
Net income.................................   $1,006     $   31     $   --     $   31     $  (31)      $1,006
                                              ======     ======     ======     ======     ======       ======

                               TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                               Unaudited Consolidating Condensed Balance Sheet
                                             September 30, 2000
                                          (In millions of dollars)

                                                                                Non-
                                                                TI           guarantor
                                              Texas           Tucson        subsidiaries
                                           Instruments        consol-           and
                                           Incorporated       idated        eliminations       Consolidated
                                           ------------       -------       ------------       ------------
Assets
Current assets:
  Cash and cash equivalents................  $   422          $   10           $  506           $    938
  Short-term investments...................    3,473             158              (14)             3,617
  Accounts receivable......................    1,543              76              743              2,362
  Inventories..............................      585              59              478              1,122
  Prepaid expenses.........................       59               5               36                100
  Deferred income taxes....................        1              17              551                569
                                             -------          ------           ------           --------
    Total current assets...................    6,083             325            2,300              8,708
                                             -------          ------           ------           --------
Property, plant and equipment (net)........    3,357              97            1,401              4,855
Investments................................    2,616              16              665              3,297
Goodwill and other acquisition-related
  intangibles..............................       --              --            1,017              1,017
Deferred income taxes......................       --              --               53                 53
Other assets...............................      383              17                9                409
Investment in subsidiaries.................    3,159              --           (3,159)                --
Intercompany accounts (net)................      (75)            266             (191)                --
                                             -------          ------           ------           --------
    Total assets...........................  $15,523          $  721           $2,095           $ 18,339
                                             =======          ======           ======           ========
Liabilities and Stockholders' Equity
 Current liabilities:
  Loans payable and current portion
    long-term debt.........................  $   154          $    3           $   47           $   204
  Accounts payable.........................      470              26              332               828
  Accrued and other current liabilities....      646              28            1,163             1,837
                                             -------          ------           ------           --------
    Total current liabilities..............    1,270              57            1,542             2,869
                                             -------          ------           ------           --------
Long-term debt.............................      888             251               74             1,213
Accrued retirement costs...................      519              --              168               687
Deferred income taxes......................      546               7              269               822
Deferred credits and other liabilities.....      297               1                9               307
Stockholders' equity.......................   12,003             405               33            12,441
                                             -------          ------           ------           --------
Total liabilities and stockholders' equity.  $15,523          $  721           $2,095           $18,339
                                             =======          ======           ======           =======

                               TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                               Unaudited Consolidating Condensed Balance Sheet
                                              December 31, 1999
                                          (In millions of dollars)

                                                                                Non-
                                                                TI           guarantor
                                              Texas           Tucson        subsidiaries
                                           Instruments        consol-           and
                                           Incorporated       idated        eliminations       Consolidated
                                           ------------       -------       ------------       ------------
Assets
Current assets:
  Cash and cash equivalents................  $   194          $  118          $   469            $   781
  Short-term investments...................    1,979              45               21              2,045
  Accounts receivable......................    1,189              66              654              1,909
  Inventories..............................      391              50              453                894
  Prepaid expenses.........................       60               9               40                109
  Deferred income taxes....................       --              10              605                615
                                             -------          ------          -------            -------
    Total current assets...................    3,813             298            2,242              6,353
                                             -------          ------          -------            -------
Property, plant and equipment (net)........    2,751              98            1,084              3,933
Investments................................    3,602               1              602              4,205
Goodwill and other acquisition-related
  intangibles..............................       --              --              502                502
Deferred income taxes......................      (19)             --               60                 41
Other assets...............................      721               3             (331)               393
Investment in subsidiaries.................    1,829              --           (1,829)                --
Intercompany accounts (net)................      (77)             --               77                 --
                                             -------          ------          -------            -------
    Total assets...........................  $12,620          $  400          $ 2,407            $15,427
                                             =======          ======          =======            =======
Liabilities and Stockholders' Equity
  Current liabilities:
    Loans payable and current portion
     long-term debt........................  $   280          $   18           $   33            $   331
    Accounts payable.......................      383              19              285                687
    Accrued and other current liabilities..      758              32              889              1,679
                                             -------          ------          -------            -------
      Total current liabilities............    1,421              69            1,207              2,697
                                             -------          ------          -------            -------
Long-term debt.............................      993               2              104              1,099
Accrued retirement costs...................      522              --              275                797
Deferred income taxes......................      770               6              222                998
Deferred credits and other liabilities.....      244              --               14                258
Stockholders' equity.......................    8,670             323              585              9,578
                                             -------          ------          -------            -------
Total liabilities and stockholders' equity.  $12,620          $  400          $ 2,407            $15,427
                                             =======          ======          =======            =======

                               TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                           Unaudited Consolidating Condensed Statement of Cash Flows
                                  For Nine Months Ended September 30, 2000
                                          (In millions of dollars)

                                                                                Non-
                                                                TI           guarantor
                                              Texas           Tucson        subsidiaries
                                           Instruments        consol-           and
                                           Incorporated       idated        eliminations        Consolidated
                                           ------------       -------       ------------        ------------
Net cash provided by (used in)
  operating activities.....................  $ 1,023         $  (210)          $   717            $ 1,530

Cash flows from investing activities:
  Additions to property, plant and
    equipment..............................   (1,185)            (15)             (589)            (1,789)
  Purchases of short-term investments......   (4,119)           (163)              (22)            (4,304)
  Sales and maturities of short-term
    investments............................    2,623              57                50              2,730
  Purchases of noncurrent investments......      (61)            (22)               --                (83)
  Sales of noncurrent investments..........    2,154               6                --              2,160
  Acquisitions of businesses, net of
    cash acquired..........................       (3)             --                --                 (3)
                                             -------          ------            ------             ------
Net cash used in investing activities......     (591)           (137)             (561)            (1,289)

Cash flows from financing activities:
  Additions to loan payables...............       --               3                21                 24
  Payments on loan payables................       --             (19)               --                (19)
  Additions to long-term debt..............       --             243                 6                249
  Payments on long-term debt...............     (230)             --               (20)              (250)
  Dividends paid on common stock...........     (104)             --                --               (104)
  Sales and other common stock
    transactions...........................      301              12              (122)               191
  Common stock repurchase program..........     (133)             --                --               (133)
  Change in intercompany accounts..........       (1)             --                 1                 --
                                             -------          ------            ------             ------
Net cash provided by (used in)
  financing activities.....................     (167)            239              (114)               (42)
Effect of exchange rate changes on cash....      (37)             --                (5)               (42)
                                             -------          ------            ------             ------
Net increase (decrease) in cash and
  cash equivalents.........................      228            (108)               37                157
Cash and cash equivalents, January 1.......      194             118               469                781
                                             -------          ------            ------             ------
Cash and cash equivalents, September 30....  $   422          $   10            $  506             $  938
                                             =======          ======            ======             ======

                               TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                           Unaudited Consolidating Condensed Statement of Cash Flows
                                  For Nine Months Ended September 30, 1999
                                          (In millions of dollars)

                                                                                Non-
                                                                TI           guarantor
                                              Texas           Tucson        subsidiaries
                                           Instruments        consol-           and
                                           Incorporated       idated        eliminations        Consolidated
                                           ------------       -------       ------------        ------------
Net cash provided by (used in)
  operating activities.....................  $ 1,509          $   42           $  (247)           $ 1,304

Cash flows from investing activities:
  Additions to property, plant and
    equipment..............................     (647)            (15)             (225)              (887)
  Purchases of short-term investments......   (1,690)             --              (128)            (1,818)
  Sales and maturities of short-term
    investments............................    1,670              --                18              1,688
  Purchases of noncurrent investments......      (65)             (9)               --                (74)
  Sales of noncurrent investments..........      189              16                 4                209
  Acquisitions of businesses, net of cash
    acquired...............................     (469)             --                --               (469)
                                             -------          ------            ------             ------
Net cash used in investing activities......   (1,012)             (8)             (331)            (1,351)

Cash flows from financing activities:
  Additions to loan payables...............       --              11                --                 11
  Payments on loan payables................       --             (13)               --                (13)
  Additions to long-term debt..............      400              --                --                400
  Payments on long-term debt...............     (200)             (1)              (53)              (254)
  Dividends paid on common stock...........     (100)             --                --               (100)
  Sales and other common stock
    transactions...........................      179               5                (2)               182
  Common stock repurchase program..........     (411)             (5)               (1)              (417)
  Change in intercompany accounts..........     (347)             --               347                 --
                                             -------          ------            ------             ------
Net cash provided by (used in)
  financing activities.....................     (479)             (3)              291               (191)
Effect of exchange rate changes on cash....      (43)             (1)              (12)               (56)
                                             -------          ------            ------             ------
Net increase (decrease) in cash and
  cash equivalents.........................      (25)             30              (299)              (294)
Cash and cash equivalents, January 1.......       79              72               554                705
                                             -------          ------            ------             ------
Cash and cash equivalents, September 30....  $    54          $  102            $  255             $  411
                                             =======          ======            ======             ======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced third-quarter 2000 financial results that show revenue growth for TI's semiconductor business accelerated in the third quarter to 8 percent sequentially and 29 percent over the same quarter last year. Growth was driven by demand for TI's DSP and Analog semiconductors, as well as demand across a breadth of TI's other semiconductor products.

Wireless revenue grew 37 percent over the same quarter last year. Catalog revenue grew 56 percent over a year ago. Revenue from broadband communications grew 70 percent sequentially.

SUMMARY OF FINANCIAL RESULTS

Note: TI's financial results reflect the completed pooling of interests acquisition of Burr-Brown Corporation and the inclusion of its results in the Semiconductor segment. Historical results for this, as well as the May, 2000 two-for-one stock split, have been restated accordingly.

For the third quarter of 2000, TI reported the following:

Total revenue was $3160 million, up 26 percent from $2515 million in the year-ago quarter and up 7 percent sequentially due to increased growth in semiconductor revenue. Semiconductor revenue was $2718 million, up 29 percent from $2101 million in the same quarter of 1999 and up 8 percent sequentially.

Cost of revenues in the third quarter was $1644 million compared to $1307 million in the year-ago quarter. Cost of revenues increased about the same as the increase in revenues, on a percentage basis.

Research and development (R&D) totaled $533 million, including $112 million of purchased in-process R&D costs from the Dot Wireless, Inc. and Alantro Communications, Inc. acquisitions, compared with $350 million in the third quarter of 1999, which included $16 million of purchased in-process R&D costs from the Integrated Sensor Solutions, Inc. acquisition. The increase was primarily due to acquisition related in-process R&D costs.

Marketing, general and administrative expense in the quarter was $453 million, compared with $398 million in the year-ago quarter, primarily due to higher semiconductor expenditures, including marketing-related activities. The increase was less than the total increase in TI revenues, on a percentage basis.

Other income (expense) net increased from $156 million in the third quarter of 1999 to $565 million in the third quarter of 2000, primarily due to the sale of 5.6 million shares of Micron common stock.

The income tax rate for the quarter was 37 percent.

Orders in the third quarter were $3250 million, up 29 percent from $2511 million in the year-ago quarter due to semiconductor. Sequentially, TI orders were down 3 percent primarily due to seasonality in Educational & Productivity Solutions and Materials & Controls.

In addition to the $425 million gain associated with the sale of Micron common stock, results for this quarter include special charges of $112 million of purchased in-process R&D costs, $41 million in pooling of interests acquisition costs, $41 million of amortization of goodwill and other acquisition-related intangibles, and $10 million of net charges for restructuring and other actions.

For the second quarter of 2000, results included an investment gain of $1211 million, included in other income, from the sale of 20 million shares of Micron common stock. Also included is amortization of goodwill and other acquisition-related intangibles of $25 million.

For the first quarter of 2000, results included special charges of $29 million for actions including the closing of a Materials and Controls (M&C) manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Also included is amortization of goodwill and other acquisition-related intangibles of $25 million.

For the third quarter of 1999, results included special charges of $54 million, primarily for in-process R&D costs associated with TI's acquisition of Integrated Sensor Solutions, Inc. and costs associated with the pooling acquisition of Telogy Networks, Inc. Also included is amortization of goodwill and other acquisition-related intangibles of $24 million.

For the second quarter of 1999, results included special charges of $52 million for in-process R&D associated with the acquisition of Libit Signal Processing Ltd. Also included is amortization of goodwill and other acquisition-related intangibles of $9 million.

For the first quarter of 1999, results included special charges of $25 million, primarily for a consolidation of semiconductor manufacturing operations in Japan. Also included is amortization of goodwill and other acquisition-related intangibles of $10 million.

Additional information relating to these items appears below under the heading "Special Charges and Gains."

OUTLOOK

TI expects its semiconductor revenue to grow sequentially by a few percentage points in the fourth quarter. Revenue is expected to decline sequentially in Educational & Productivity Solutions and in Materials & Controls. TI expects the net result to be total revenue in the fourth quarter that is about even with total revenue in the third quarter.

Specifically, TI expects the following:

Revenue from wireless will decline sequentially as certain major handset customers absorb semiconductor inventory in the fourth quarter, more than offsetting the continuing revenue growth in chipset and base-station products.

Revenue from catalog DSP and Analog products is expected to grow as a result of new applications, new product introductions and increased demand for existing products.

Revenue growth for broadband communications should reflect the continuing strong demand that is developing for TI's digital subscriber line (DSL) and cable modem products.

Revenue for the Materials & Controls business should be down from the third quarter reflecting the sale of the materials portion of this business. The sale is expected to close by October 31, 2000. The materials operation contributed about $95 million in trade revenue in 1999.

Revenue for Educational & Productivity Solutions in the fourth quarter is expected to be less than half of what it was in the third quarter, primarily due to the normal seasonal pattern in this business.

R&D is expected to be $1.6 billion, excluding acquisition-related in-process R&D costs, up from the previously expected $1.5 billion, reflecting the acquisition of Burr-Brown.

SEMICONDUCTOR

Semiconductor revenue was $2718 million in the third quarter, up 29 percent from the same period in 1999 and up 8 percent sequentially due primarily to strength in DSP and Analog, as well as growth across a breadth of TI's other semiconductor products. Semiconductor growth was constrained in the third quarter as demand for TI's advanced Analog products outpaced capacity. TI continues to aggressively convert several of its Analog fabrication facilities to more efficient 200-millimeter wafers, with early qualification of products well under way. Additionally, equipment is being installed in TI's first 300-millimeter wafer fabrication facility, located in Dallas, and is on schedule for production in the second half of 2001.

Semiconductor operating profit for the third quarter was $693 million, or 25.5 percent of revenue, up 2.6 points from the same quarter a year ago and up slightly from last quarter's 25.3 percent.

DSP revenue in the third quarter was up 36 percent from the same quarter a year ago and up 4 percent sequentially. Analog revenue was up 30 percent compared with the year-ago period and up 9 percent sequentially. DSP and Analog comprised about 65 percent of TI's semiconductor revenue. Revenue for TI's remaining semiconductor products increased from the year-ago quarter and from the second quarter of 2000.

TI's semiconductor revenue growth in key markets was as follows:

- Wireless revenue increased 37 percent versus a year ago and 2 percent sequentially.

- Revenue from TI's catalog products grew 56 percent versus a year ago and 13 percent sequentially.

- Growth in broadband communications continued to accelerate, with revenue growing 70 percent sequentially.

- Revenue from hard-disk drive semiconductors grew at 4 percent sequentially. Revenue was down 31 percent versus a year ago. In the quarter, TI announced it has discontinued its development activity in read channel products for hard-disk drives and has redeployed more than 100 analog design engineers to higher-growth telecommunications and data networking markets.

Semiconductor orders increased 34 percent from the year-ago quarter, primarily due to strength in DSP and Analog, and were about even with the second quarter of 2000.

MATERIALS & CONTROLS (M&C)

M&C revenue in the third quarter was $269 million, up 7 percent from $252 million in the same quarter a year ago, primarily due to growth in automotive sensor products. Sequentially, third-quarter revenue was down 9 percent due to seasonal patterns in the heating and air conditioning market.

Operating profit in the third quarter was $47 million, or 17.5 percent of revenue, up 1.3 percentage points from the third quarter of 1999, primarily due to increased revenue. Operating profit was down 2.1 points from the second quarter of 2000 due to lower revenue.

During the quarter, TI announced an agreement to sell its specialty-clad metals and electrical contacts (or "materials") operation to an independent company financed by Blue Point Capital Partners. The sale is expected to close by October 31, 2000, and result in a gain.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

Revenue for E&PS in the third quarter of 2000 was $160 million, even with the same quarter last year. Sequentially, revenue increased 19 percent in what is the seasonally strongest quarter for this business. However, revenue in the third quarter was not as strong as expected due to weaker inventory replenishment following back-to-school sales.

Operating margin for the quarter was 34.3 percent, up 4.9 percentage points from the year-ago period and up 5.7 points from the second quarter due to cost reductions.

ADDITIONAL FINANCIAL INFORMATION

For the first nine months of 2000, TI revenue was $8851 million, up from $7121 million for the same period in 1999, due to semiconductor. Semiconductor revenue was $7596 million, up from $5947 million for the same period in 1999, primarily due to strength in DSP and Analog. M&C revenue was $855 million, up from $754 million for the same period in 1999, primarily due to growth in automotive sensor products. E&PS revenue was $382 million, down from $394 million for the same period in 1999, primarily due to the weaker inventory replenishment following back-to-school sales.

Cost of revenues for the first nine months of 2000 was $4548 million compared with $3726 million in the year-ago period. Cost of revenues increased less than the increase in revenues, on a percentage basis, reflecting manufacturing efficiencies associated with higher product shipments.

R&D in the first nine months of 2000 totaled $1306 million, compared to $1046 million in the first nine months of 1999, including in-process R&D costs from acquisitions. The increase was primarily due to semiconductor, including increased strategic investment for DSP and Analog.

Marketing, general and administrative expense in the first nine months of 2000 was $1268 million, compared with $1096 million in the year-ago period, primarily due to higher semiconductor expenditures, including marketing-related activities. The increase was less than the increase in revenues, on a percentage basis.

Other income (expense) net increased from $313 million in the first nine months of 1999 to $2040 million in the first nine months of 2000, primarily due to the sale of 25.6 million shares of Micron common stock.

The income tax rate for the first nine months of 2000 was 35 percent.

For the first nine months of 2000, TI orders were $9601 million, compared with $7496 million from the same period a year ago, primarily due to increased customer demand for semiconductor products. Semiconductor orders were $8396 million, up from $6336 million for the same period in 1999, primarily due to strength in DSP and Analog. M&C orders were $859 million, up from $762 million for the same period in 1999, primarily due to growth in automotive sensor products. E&PS orders were $382 million, down from $396 million for the same period in 1999, primarily due to the weaker inventory replenishment following back-to-school sales.

In the first nine months of 2000, cash and cash equivalents plus short-term investments increased by $1729 million to $4555 million, primarily due to the sale of Micron common stock.

Cash flow from operating activities was $1530 million in the first three quarters of 2000. Consistent with new accounting guidelines from the Emerging Issues Task Force (EITF), net cash provided by operating activities for 2000 includes $228 million of income tax benefit realized from the exercise of nonqualified employee stock options ($100 million benefit in 1999). Previously, the benefit was included in cash flows from financing activities. Capital expenditures totaled $1789 million in the three quarters of 2000, compared with $887 million in the first three quarters of 1999. Capital expenditures totaled $585 million in the third quarter of 2000 versus $360 million in the year-ago quarter.

Depreciation for the first three quarters of 2000 was $869 million, compared with $735 million in the same period a year ago. Depreciation for the third quarter of 2000 was $319 million, versus $257 million in the year-ago quarter.

At the end of the third quarter, the debt-to-total-capital ratio was .10 versus .13 at the end of 1999.

In response to Micron's notice of intent to redeem its $740 million 6.5% convertible notes, TI presented the notes for conversion into 24.7 million Micron common shares on October 9, 2000. As a result, Micron will no longer have debt outstanding to TI from its 1998 purchase of TI's memory business. Accordingly, in the fourth quarter of 2000, TI plans to recognize a gain on that divestiture which was previously deferred pending repayment of the TI-provided financing.

SPECIAL CHARGES AND GAINS

Third Quarter of 2000

In the third quarter of 2000, TI recorded investment gains of $425 million from the sale of 5.6 million shares of Micron Technology, Inc. (Micron) common stock, offset by special charges of $163 million, of which $112 million is for purchased in-process R&D costs from the Dot Wireless, Inc. and Alantro Communications, Inc. acquisitions, $41 million for acquisition costs from the pooling of interests with Burr-Brown Corporation, and $10 million, net, for several Semiconductor and Materials & Controls restructuring and other actions in the U.S., Japan and Europe. Of the $163 million, $112 million is an increase in research and development expense, $46 million in marketing, general and administrative expense, $31 million in cost of revenues, $15 million in net revenues and $11 million in other income. The primary benefit from the above actions is reduced personnel costs, which are estimated to reach $31 million annually. The benefit is expected to begin in the fourth quarter of 2000.

Second Quarter of 2000

In the second quarter of 2000, a special investment gain of $1211 million was realized from the sale of 20 million shares of Micron common stock, which were part of the consideration received in TI's 1998 divestiture of the memory business to Micron. This $1211 million gain was included in other income.

First Quarter of 2000

In the first quarter of 2000, pretax charges of $29 million were taken, associated with actions including the closing of the M&C manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 million charge, $12 million was for severance for the elimination of 480 jobs in Kentucky by the first quarter of 2001. At September 30, 2000, the pay-out of the severance cost obligation had not yet begun. Of the $29 million, $20 million is included in cost of revenues, $6 million in marketing, general and administrative expense and $3 million in research and development expense. The primary benefit from the Kentucky action is reduced personnel costs, which are estimated to reach $10 million annually. The benefit is expected to begin in the fourth quarter of 2000.

Third Quarter of 1999

In the third quarter of 1999, severance actions were taken by TI's semiconductor operations in the U.S. These actions, taken in response to the continuing downturn in the hard disk drive market, affected 206 jobs. As a result, the TI took a pretax charge of $12 million in the third quarter, of which $10 million was included in cost of revenues and $2 million in marketing, general and administrative expense. Of the $12 million charge, $9 million was for severance, $2 million was for fixed asset write-downs for assets held for disposal, and $1 million was for vendor obligations. These fixed assets were sold for scrap value after being written down to zero, their sales value. All of the employees have left. At September 30, 2000, the pay-out of the severance is complete. The primary benefit from this action is reduced people costs, which are estimated to reach $22 million annually. The benefit began in the fourth quarter of 1999.

In the third quarter of 1999, additional severance actions were taken for the Japan manufacturing efficiency program announced during the first quarter of 1999 (program is more fully discussed below under First Quarter of 1999). This resulted in a pretax charge of $7 million in the third quarter for the elimination of an additional 105 jobs in Hatogaya, Japan. At September 30, 2000, the pay-out of the severance obligation was complete. The $7 million charge was included in cost of revenues.

Also included is $15 million of acquisition transaction costs from the pooling acquisition of Telogy Networks, Inc. and a $4 million pretax operating charge by Unitrode Corporation for a severance action.

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

Year-to-date acquisition-related purchased in-process R&D charges were $112 million in 2000 and $79 million in 1999. These charges are for research and development from business purchase acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

Significant assumptions, detailed in the following table, used in determining the value of purchased R&D included the discount rate, the estimated beginning date of projected operating cash flows, and the remaining cost and time, in engineer-months, to complete the R&D projects. The term "engineer month" refers to the average amount of research work expected to be performed by an engineer in a month.

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


Millions of Dollars
------------------------------------------------------------------------------------------------

                                                                       Purchased
 Entity      Acquisition   Consid-               Other     Deferred    in-process   Appraisal
acquired        date       eration   Goodwill    intan-    compen-     R&D charge     method
                                                 gibles    sation
----------   -----------  ---------  --------    ------    --------    ----------   ---------
Butterfly     First       $ 52        $ 33       $  5        --         $ 10        Exclusion
 VLSI,        quarter                                                               approach
 Ltd.         1999






Libit Signal  Second      $365        $207       $106        --         $ 52        Exclusion
 Processing   quarter                                                               approach
 Ltd.         1999







Integrated    Third       $ 67        $ 32       $ 11        --         $ 16        Exclusion
 Sensor       quarter                                                               approach
 Solutions,   1999
 Inc.

Alantro       Third       $277        $148       $ 58      $ 32         $ 52        Exclusion
 Commun-      quarter                                                               approach
 ications,    2000
 Inc.


Dot           Third       $467        $302       $ 46      $119         $ 60        Exclusion
 Wireless,    quarter                                                               approach
 Inc.         2000



------------------------------------------------------------------------------------------------

                                                    Cost/time to          Year
                                               complete R&D projects   cash flows
 Entity                R&D       Discount      ---------------------    projected
acquired              focus        rate            At         At        to begin
                                             acquisition   Sept 2000
----------            -----      --------    -----------   ---------   ----------
Butterfly             Short         25%        $5/264      Project        2000
 VLSI,                distance                 engineer    completed
 Ltd.                 wireless                 months
                      technology
                      for voice-
                      plus-data
                      transmission
                      products


Libit Signal          Silicon       22%        $5/492      Project        2000
 Processing           Solutions                engineer    completed
 Ltd.                 and Internet             months
                      telephony
                      software
                      for cable
                      modems, etc.
                      for Internet
                      access

Integrated            Intelligent   25%        $4/233      Project        2000
 Sensor               sensors                  engineer    completed
 Solutions,           for auto/                months
 Inc.                 ind. markets

Alantro               Wireless      24%        $2.9/       $2.3/138       2002
 Commun-              networking               172         engineer
 ications,            technology               engineer    months
 Inc.                 for home                 months
                      and office

Dot                   Architec-     20%        $4.1/       $3.5/219       2003
 Wireless,            ture for                 256         engineer
 Inc.                 third                    engineer    months
                      generation               months
                      (3G) wireless
                      devices for
                      delivering
                      voice and
                      high speed
                      data to
                      mobile users





ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages B-35 and B-36 of the Registrant's proxy statement for the 2000 annual meeting of stockholders and is incorporated by reference to such proxy statement.

                           PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

On August 31, 2000, the Registrant acquired all the outstanding shares of the capital stock of Dot Wireless, Inc., a California corporation, in exchange for approximately 6.8 million shares of TI common stock. The offer and sale of the shares of TI common stock described above were effected without registration in reliance on the exemption afforded by section 3(a)(10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Commissioner of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

On September 8, 2000, the Registrant acquired all the outstanding shares of the capital stock of Alantro Communications, Inc., a California corporation, in exchange for approximately 4.2 million shares of TI common stock. The offer and sale of the shares of TI common stock described above were effected without registration in reliance on the exemption afforded by section 3(a)(10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Commissioner of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

ITEM 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits


            Designation of
              Exhibits in
              this Report           Description of Exhibit
            --------------      -----------------------------
                 11             Earnings Per Common and Dilutive Potential
                                Common Share

                 12             Computation of Ratio of Earnings to Fixed
                                Charges

                 27             Financial Data Schedule

                 27.1           Restated Financial Data Schedule as of
                                September 30, 1999 and for the 9 months
                                then ended.

          (b)  Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2000: Form 8-K filed July 6, 2000, which included a news release regarding Registrant's acquisition of Burr-Brown Corporation; and Form 8-K filed August 31, 2000, which included a news release regarding the closing of Registrant's acquisition of Burr-Brown Corporation.

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

For a more detailed discussion of these factors, see the text under the heading "Cautionary Statements Regarding Future Operations" in Item 1 of the company's most recent Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q and the company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

                                      TEXAS INSTRUMENTS INCORPORATED



                                      BY: /s/ WILLIAM A. AYLESWORTH
                                         --------------------------------
                                         William A. Aylesworth
                                         Senior Vice President,
                                         Treasurer and
                                         Chief Financial Officer

Date: October 24, 2000


            Exhibit Index

            Designation of                                                   Paper (P)
              Exhibits in                                                       or
              this Report           Description of Exhibit                 Electronic (E)
            --------------      -----------------------------              --------------
                 11             Earnings Per Common and                           E
                                Dilutive Potential Common
                                Share

                 12             Computation of Ratio of                           E
                                Earnings to Fixed Charges

                 27             Financial Data Schedule                           E

                 27.1           Restated Financial Data Schedule                  E
                                as of September 30, 1999 and for
                                the 9 months then ended.
