Form 10-K405
period 2000-12-31
TEXAS INSTRUMENTS INC
filed 2001-02-28
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000
                         Commission File Number 1-3761

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $77,800,000,000 as of January 31, 2001.

                                 1,734,216,602
    ---------------------------------------------------------------------
(Number of shares of common stock outstanding as of January 31, 2001)

Parts I, II, III and IV hereof incorporate information by reference to the Registrant's proxy statement for the 2001 annual meeting of stockholders.

                                    PART I

ITEM 1.   Business.

General Information
-------------------

Texas Instruments Incorporated ("TI" or the "company," including subsidiaries except where the context indicates otherwise) is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in 28 countries. TI's largest geographic markets are in the United States, Asia, Japan and Europe. TI has been in operation since 1930.

The financial information with respect to TI's business segments and operations outside the United States, which is contained in the note to the financial statements captioned "Business Segment and Geographic Area Data" on pages B-23 through B-25 of TI's proxy statement for the 2001 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.


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

TI also is a world leader in the design and manufacturing of other semiconductor products. Those products include standard logic devices, application-specific integrated circuits, reduced instruction-set computing microprocessors, microcontrollers and digital imaging devices.

The semiconductor business comprised 87% of TI's 2000 revenues. TI's semiconductor products are used in a diverse range of electronic systems, including cellular telephones, personal computers, servers, communications infrastructure equipment, digital cameras, digital audio players, motor controls and automobiles. Products are sold to original-equipment manufacturers, contract manufacturers and distributors. TI's semiconductor patent portfolio has been established as an ongoing contributor to semiconductor revenues. Revenues generated from sales to TI's top five semiconductor customers accounted for approximately 28% of total semiconductor revenues in 2000.

The semiconductor business is intensely competitive, subject to rapid technological change and pricing pressures, and requires high rates of investment. TI is the leading supplier of digital signal processors and analog integrated circuits, yet faces strong competition in all of its semiconductor product lines. The rapid pace of change and technological breakthroughs constantly create new opportunities for existing competitors and start-ups, which can quickly render existing technologies less valuable. In digital signal processors, TI competes with a growing number of large and small companies, both U.S.-based and international. New product development capabilities, applications support, software knowledge and advanced semiconductor process technology are the primary competitive factors in this business.

The market for analog integrated circuits is highly fragmented. TI competes with many large and small companies, both U.S.-based and international. Primary competitive factors in this business are the availability of innovative designs and designers, a broad range of process technologies and applications support and, particularly in the standard products area, price.


Other TI Businesses
-------------------

In addition to semiconductors, TI has two other principal segments. The largest, representing 9% of TI's 2000 revenues, is Sensors & Controls (formerly known as Materials & Controls). This business sells electrical and electronic controls, sensors and radio-frequency identification systems into commercial and industrial markets. Typically the top supplier in targeted product areas, Sensors & Controls faces strong multinational and regional competitors. The primary competitive factors in this business are product reliability, manufacturing costs and engineering expertise. The products of the business are sold to original equipment manufacturers and distributors. Revenues generated from sales to TI's top five Sensors & Controls customers accounted for approximately 28% of total Sensors & Controls revenues in 2000.

Educational & Productivity Solutions (E&PS) represents 4% of TI's 2000 revenues and is a leading supplier of graphing and educational calculators. This business sells primarily through retailers and to schools through instructional dealers. TI's principal competitors in this business are Japan- and U.S.-based companies. Technology expertise, price and infrastructure for education and market understanding are primary competitive factors in this business. Revenues generated from sales to TI's top five E&PS customers accounted for approximately 38% of total E&PS revenues in 2000.


Acquisitions and Divestitures
-----------------------------

From time to time TI considers acquisitions and divestitures that may strengthen its business portfolio. TI may effect one or more of these transactions at such time or times as it determines to be appropriate. In 2000, to support TI's focus on digital signal processors and analog integrated circuits, it acquired technology companies that brought unique expertise in key markets for these core product areas. In the first quarter, TI acquired Toccata Technology ApS, a developer of digital-audio amplifier technology and board solutions. In the third quarter, TI acquired Burr-Brown Corporation, a developer of analog semiconductors, principally in the data converter and amplifier segments of the market; Dot Wireless, Inc., a developer of CDMA third-generation wireless system architecture and protocol software for voice and high-speed data applications; and Alantro Communications, Inc., a developer of wireless local area networking technology. The acquisition of Burr-Brown was accounted for as a pooling of interests in 2000. All prior periods have been restated. In addition, in the fourth quarter, Sensors & Controls divested its specialty-clad metals and electrical contacts activity.


Backlog
-------

The dollar amount of backlog of orders believed by TI to be firm was $2411 million as of December 31, 2000 and $1907 million as of December 31, 1999. Backlog orders are, under certain circumstances, subject to cancellation. Also, there is generally a short cycle between order and shipment. Accordingly, the company believes that its backlog as of any particular date may not be indicative of revenue for any future period.


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

Research and Development
------------------------

TI's research and development expense was $1747 million in 2000, compared with $1379 million in 1999 and $1265 million in 1998. Included is a charge for the value of acquisition-related purchased in-process research and development of $112 million in 2000, $79 million in 1999 and $25 million in 1998.


Seasonality
-----------

TI's revenues and operating results are subject to some seasonal variation.

Employees
---------

The information concerning the number of persons employed by TI at December 31, 2000 on page B-39 of TI's proxy statement for the 2001 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


Cautionary Statements Regarding Future Results of Operations
------------------------------------------------------------

You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of TI's filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of TI and are not meant to be an exhaustive discussion of risks that apply to companies with broad international operations, such as TI.
Like other businesses, TI is susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and performance of TI or its customers. Similarly, the price of TI's securities is subject to volatility due to fluctuations in general market conditions, differences in TI's results of operations from estimates and projections generated by the investment community and other factors beyond TI's control.


     A Weakening in the Semiconductor Market May Adversely Affect TI's
     -----------------------------------------------------------------
     Performance.
     -----------

     TI's semiconductor business represents its largest business segment and the principal source of its revenues. The semiconductor market has historically been cyclical and subject to significant economic downturns. A significant weakening in the semiconductor market may adversely affect TI's results of operations and have an adverse effect on the market price of its securities. In particular, TI's strategic focus in this business is on the development and marketing of digital signal processors and analog integrated circuits. While TI believes that focusing its efforts on digital signal processors and analog integrated circuits offers the best opportunity for TI to achieve its strategic goals and that TI has developed, and will continue to develop, a wide range of innovative and technologically advanced products, the results of TI's operations may be adversely affected in the future if demand for digital signal processors or analog integrated circuits decreases or if these markets grow at a pace significantly less than that projected by management.


     The Technology Industry is Characterized by Rapid Technological Change
     ----------------------------------------------------------------------
     that Requires TI to Develop New Technologies and Products.
     ---------------------------------------------------------

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


     TI Faces Substantial Competition that Requires TI to Respond Rapidly to
     -----------------------------------------------------------------------
     Product Development and Pricing Pressures.
     ------------------------------------------

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

     TI's Performance Depends upon its Ability to Enforce Its Intellectual
     ---------------------------------------------------------------------
     Property Rights and to Develop or License New Intellectual Property.
     -------------------------------------------------------------------

     TI benefits from royalties generated from various license agreements that will be in effect through the year 2005. Access to worldwide markets depends on the continued strength of TI's intellectual property portfolio. Future royalty revenue depends on the strength of TI's portfolio and enforcement efforts, and on the sales and financial stability of TI's licensees. TI actively enforces and protects its intellectual property rights, but there can be no assurance that TI's efforts will be adequate to prevent the misappropriation or improper use of the protected technology. Moreover, there can be no assurance that, as TI's business expands into new areas, TI will be able to independently develop the technology, software or know-how necessary to conduct its business or that it can do so without infringing the intellectual property rights of others. TI may have to rely increasingly on licensed technology from others. To the extent that TI relies on licenses from others, there can be no assurance that it will be able to obtain all of the licenses it desires in the future on terms it considers reasonable or at all.


     A Decline in Demand in Certain End-User Markets Could Have a Material
     ---------------------------------------------------------------------
     Adverse Effect on the Demand for TI's Products and Results of
     -------------------------------------------------------------
     Operations.
     ----------

     TI's customer base includes companies in a wide range of industries, but TI generates a significant amount of revenues from sales to customers in the telecommunications and computer-related industries. Within these industries, a large portion of TI revenues is generated by the sale of digital signal processors and analog integrated circuits to customers in the cellular phone, personal computer and communications infrastructure markets. A significant decline in any one or several of these end-user markets could have a material adverse effect on the demand for TI's products and its results of operations.


     TI's International Manufacturing Operations and Sales Subject It to
     -------------------------------------------------------------------
     Risks Associated with Legal, Political, Economic or Other Changes
     -----------------------------------------------------------------
     Outside of the United States.
     ----------------------------

     TI operates in 28 countries worldwide and in 2000 derived in excess of 72% of its revenues from sales to locations outside the United States. Operating internationally exposes TI to changes in the laws or policies, as well as the general economic conditions, of the various countries in which it operates, which could result in an adverse effect on TI's business operations in such countries and its results of operations. Also, as discussed in more detail on pages B-11 and B-43 of TI's proxy statement for the 2001 annual meeting of stockholders, TI uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on the company's non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar strengthens in relation to the non-U.S. currencies in which TI transacts business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on TI's non-U.S. business.


     The Loss of or Significant Curtailment of Purchases by any of TI's
     ------------------------------------------------------------------
     Largest Customers Could Adversely Affect TI's Results of Operations.
     -------------------------------------------------------------------

     While TI generates revenues from thousands of customers worldwide, the loss of or significant curtailment of purchases by one or more of its top customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, may adversely affect TI's results of operations.


     TI's Continued Success Depends Upon Its Ability to Retain and Recruit a
     -----------------------------------------------------------------------
     Sufficient Number of Qualified Employees in a Competitive Environment.
     ---------------------------------------------------------------------

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

                                        Sensors
                       Semiconductor   & Controls       E&PS
                       -------------   ------------     ----
Dallas, Texas(1)              X             X             X
Houston, Texas                X
Sherman, Texas(1)(2)          X
Tucson, Arizona               X
Santa Cruz, California        X
Attleboro,                    X             X
  Massachusetts
Hiji, Japan                   X
Miho, Japan                   X
Kuala Lumpur,                 X             X
  Malaysia(3)
Baguio,                       X
  Philippines(4)
Taipei, Taiwan                X
Nice, France                  X
Freising, Germany             X             X
Aguascalientes, Mexico        X             X
--------------------
(1)  Certain facilities or portions thereof in Dallas and Sherman are leased to Raytheon Company or Raytheon-related entities in connection with the sale in 1997 of TI's defense systems and electronics business.
(2)  Leased.
(3)  Approximately half of this site is owned on leased land; the remainder is leased.
(4)  Owned on leased land.


TI's facilities in the United States contained approximately 17,300,000 square feet as of December 31, 2000, of which approximately 3,000,000 square feet were leased. TI's facilities outside the United States contained approximately 5,500,000 square feet as of December 31, 2000, of which approximately 1,600,000 square feet were leased.

TI believes that its existing properties are in good condition and suitable for the manufacture of its products. At the end of 2000, the company utilized substantially all of the space in its facilities.

Leases covering TI's leased facilities expire at varying dates generally within the next 10 years. TI anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.


ITEM 3.   Legal Proceedings.

Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $275 million of grants from the Italian government to TI's former memory operations in Italy. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. These issues are subject to final decision by the Ministry of the Treasury. Depending on the Ministry's decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. In November 2000, a criminal proceeding concerning a portion of the grants relating to specified research and development activities was dismissed without indictment. The company believes that the grants were obtained and used in compliance with applicable law and contractual obligations.

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


                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

The information which is contained in the note to the financial statements captioned "Common Stock Prices and Dividends" on page B-52 of TI's proxy statement for the 2001 annual meeting of stockholders, and the information concerning the number of stockholders of record at December 31, 2000 on page B-39 of such proxy statement, are incorporated herein by reference to such proxy statement.

ITEM 6.   Selected Financial Data.

The "Summary of Selected Financial Data" for the years 1996 through 2000 which appears on page B-39 of TI's proxy statement for the 2001 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages B-40 through B-50 of TI's proxy statement for the 2001 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is contained on pages B-43 through B-45 of TI's proxy statement for the 2001 annual meeting of stockholders and is incorporated by reference to such proxy statement.


ITEM 8.   Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and the report thereon of the independent auditors, on pages B-1 through B-38 of TI's proxy statement for the 2001 annual meeting of stockholders, are incorporated herein by reference to such proxy statement.

The "Quarterly Financial Data" on pages B-51 and B-52 of TI's proxy statement for the 2001 annual meeting of stockholders is also incorporated herein by reference to such proxy statement.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


                                PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption "Nominees for Directorship" in the company's proxy statement for the 2001 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

       Name                   Age               Position

William A. Aylesworth         58         Senior Vice President,
                                         Treasurer and
                                         Chief Financial Officer

Gilles Delfassy               45         Senior Vice President

Thomas J. Engibous            48         Director; Chairman of the
                                         Board, President and
                                         Chief Executive Officer

Michael J. Hames              42         Senior Vice President

Joseph F. Hubach              43         Senior Vice President,
                                         Secretary and
                                         General Counsel

Stephen H. Leven              49         Senior Vice President

Keh-Shew Lu                   54         Senior Vice President

Richard J. Schaar             55         Senior Vice President
                                         (President, Educational &
                                         Productivity Solutions)

M. Samuel Self                61         Senior Vice President and
                                         Controller (Chief Accounting
                                         Officer)

Elwin L. Skiles, Jr.          59         Senior Vice President

Richard K. Templeton          42         Executive Vice President and
                                         Chief Operating Officer (President,
                                         Semiconductor)

Teresa L. West                40         Senior Vice President

Thomas Wroe                   50         Senior Vice President
                                         (President, Sensors & Controls)

The term of office of the above listed officers is from the date of their election until their successor shall have been elected and qualified. Messrs. Delfassy and Hames were elected to their respective offices on November 30, 2000. The most recent date of election of the other officers was April 20, 2000. Messrs. Aylesworth, Engibous and Skiles have served as officers of the company for more than five years. Mr. Templeton has served as an officer of the company since 1996, and he has been an employee of the company for more than five years. Ms. West and Messrs. Delfassy, Hames, Hubach, Leven, Lu, Schaar, Self, and Wroe have served as officers of the company since 1998 and have been employees of the company for more than five years.


ITEM 11.  Executive Compensation.

The information which is contained under the captions "Directors
Compensation" and "Executive Compensation" in the company's proxy statement for the 2001 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of TI, and (b) the ownership of TI's common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, which is contained under the caption "Voting Securities" in the company's proxy statement for the 2001 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of TI's common stock by each of the directors, which is contained under the caption "Nominees for Directorship" in such proxy statement, is also incorporated herein by reference to such proxy statement.


ITEM 13.  Certain Relationships and Related Transactions.

Not applicable.


                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1 and 2.  Financial Statements and Financial Statement Schedules:

The financial statements and financial statement schedules are listed in the index on page 21 hereof.

    3.  Exhibits:

  Designation of
  Exhibit in
  this Report                       Description of Exhibit
--------------   ------------------------------------------------------------
     2            Agreement and Plan of Merger, dated as of June 21, 2000,
                  by and among the Registrant, Burr-Brown Corporation and
                  Burma Acquisition Corp. (disclosure schedules omitted;
                  Registrant agrees to provide the Commission, upon request, copies of such schedules)(incorporated by reference to
                  Texas Instruments Tucson Corporation's Current Report on
                  Form 8-K dated June 22, 2000).

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

     3(k)         Certificate of Ownership and Merger Merging Intersect
                  Technologies, Inc. into the Registrant (incorporated by reference to Exhibit 3(k) to the Registrant's Annual Report on Form 10-K for the year 1999).

     3(l)         Certificate of Ownership and Merger Merging Soft Warehouse,
                  Inc. into the Registrant (incorporated by reference to Exhibit 3(l) to the Registrant's Annual Report on Form 10-K for the year 1999).

     3(m)         Certificate of Ownership and Merger Merging Silicon
                  Systems, Inc. into the Registrant (incorporated by reference to Exhibit 3(m) to the Registrant's Annual Report on Form 10-K for the year 1999).

     3(n)         Certificate of Amendment to Restated Certificate of
                  Incorporation (incorporated by reference to Exhibit
                  3(n) to the Registrant's Registration Statement on
                  Form S-4 No. 333-41030 filed on July 7, 2000).

     3(o) By-Laws of the Registrant (incorporated by reference to Exhibit 3(n) to the Registrant's Annual Report on Form 10-K for the year 1999).

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

     10(a)(i)     Amended and Restated TI Deferred Compensation Plan
                  (incorporated by reference to Exhibit 10(a)(i) to the Registrant's Annual Report on Form 10-K for the year
                  1999).*



     10(a)(ii)    First Amendment to Restated TI Deferred Compensation Plan
                  (incorporated by reference to Exhibit 10(a)(ii) to the
                  Registrant's Annual Report on Form 10-K for the year
                  1999).*

     10(a)(iii)   Second Amendment to Restated TI Deferred Compensation Plan
                  (incorporated by reference to Exhibit 10(a)(iii) to the
                  Registrant's Annual Report on Form 10-K for the year
                  1999).*

     10(a)(iv)    Third Amendment to Restated TI Deferred Compensation Plan.*

     10(b)(i) TI Employees Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(i) to the Registrant's Annual
                  Report on Form 10-K for the year 1999).*

     10(b)(ii)    First Amendment to TI Supplemental Pension Plan
                  (incorporated by reference to Exhibit 10(b)(ii) to the
                  Registrant's Annual Report on Form 10-K for the year
                  1999).*

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

     10(e)        Texas Instruments 2000 Long-Term Incentive Plan
                  (incorporated by reference to Exhibit 10(e) to the Registrant's Registration Statement on Form S-4
                  No. 333-41030 filed on July 7, 2000).*

     10(f)        Texas Instruments Executive Officer Performance Plan
                  (incorporated by reference to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1997).*

     10(g)        Texas Instruments Restricted Stock Unit Plan for Directors
                  (incorporated by reference to Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10(h)        Texas Instruments Directors Deferred Compensation Plan
                  (incorporated by reference to Exhibit 10(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10(i)        Texas Instruments Stock Option Plan for Non-Employee
                  Directors.



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

     11           Computation of Earnings Per Common and Dilutive Potential
                  Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     13           Portions of Registrant's Proxy Statement for 2001 Annual
                  Meeting of Stockholders Incorporated by Reference Herein
                  (incorporated by reference to Exhibit B to the Registrant's
                  Proxy Statement for the 2001 Annual Meeting of
                  Stockholders).

     21           List of Subsidiaries of the Registrant.

     23           Consent of Ernst & Young LLP.

----------------
* Executive Compensation Plans and Arrangements.

(b) Reports on Form 8-K:

Not applicable.

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

-   Timely completion and successful integration of announced acquisitions.

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

For a more detailed discussion of these factors see the text under the heading "Cautionary Statements Regarding Future Results of Operations" in
Item 1 of this report. The forward-looking statements included in this report are made only as of the date of this report and TI undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

                                             TEXAS INSTRUMENTS INCORPORATED


                                             By: /S/ WILLIAM A. AYLESWORTH
                                                -----------------------------
                                                William A. Aylesworth
                                                Senior Vice President,
                                                Treasurer and Chief
                                                Financial Officer


Date:  February 27, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February 2001.

          Signature                             Title


    /S/ JAMES R. ADAMS                          Director
------------------------------------
        James R. Adams


     /S/ DAVID L. BOREN                         Director
------------------------------------
         David L. Boren


    /S/ JAMES B. BUSEY IV                       Director
------------------------------------
        James B. Busey IV


    /S/ DANIEL A. CARP                          Director
------------------------------------
        Daniel A. Carp


                                                Chairman of the Board;
    /S/ THOMAS J. ENGIBOUS                      President; Chief Executive
------------------------------------            Officer; Director
        Thomas J. Engibous

    /S/ GERALD W. FRONTERHOUSE                  Director
------------------------------------
        Gerald W. Fronterhouse


                                                Director
------------------------------------
        David R. Goode


    /S/ WAYNE R. SANDERS                        Director
------------------------------------
        Wayne R. Sanders


    /S/ RUTH J. SIMMONS                         Director
------------------------------------
        Ruth J. Simmons


    /S/ CLAYTON K. YEUTTER                      Director
------------------------------------
        Clayton K. Yeutter

                                                Senior Vice President;
    /S/ WILLIAM A. AYLESWORTH                   Treasurer;
------------------------------------            Chief Financial Officer
        William A. Aylesworth

                                                Senior Vice President;
    /S/ M. SAMUEL SELF                          Controller;
------------------------------------            Chief Accounting Officer
        M. Samuel Self

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (Item 14(a))

                                                          Page Reference
                                                          --------------
                                                          Proxy Statement
                                                           for the 2001
                                                          Annual Meeting
                                            Form 10-K     of Stockholders
                                            ---------     ---------------
Information incorporated by reference
to the Registrant's Proxy Statement for
the 2001 Annual Meeting of Stockholders


Consolidated Financial Statements:

            Income for each of the three
            years in the period ended
            December 31, 2000                                     B-1

            Balance sheet at December 31,
            2000 and 1999                                         B-2

            Cash flows for each of the
            three years in the period
            ended December 31, 2000                               B-3

            Stockholders' equity for
            each of the three years in the
            period ended December 31, 2000                        B-4

            Notes to financial statements                         B-5 - B-37

            Report of Independent Auditors                        B-38




Consolidated Schedule for each of the three years in the period ended December 31, 2000:

            II.   Allowance for Losses

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                              Schedule II


             TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                         ALLOWANCE FOR LOSSES
                       (In Millions of Dollars)
              Years Ended December 31, 2000, 1999, 1998


                           Additions
            Balance at     Charged to                     Balance
            Beginning      Operating                      at End
            of Year        Results       Usage            of Year
[S]          [C]            [C]           [C]              [C]
2000         $56 	          $79           $(81)            $54
----         ===            ===	          =====            ===

1999         $60            $83	          $(87)            $56
----         ===            ===           =====            ===

1998         $63            $74           $(77)            $60
----         ===            ===           =====            ===

Allowances for losses from uncollectible accounts, returns, etc., are deducted from accounts receivable in the balance sheet.

Exhibit Index

Designation of
Exhibit in                                                         Electronic
this Report        Description of Exhibit                          or Paper
------------       ----------------------                          ----------

2           Agreement and Plan of Merger, dated as of June 21,        E
            2000, by and among the Registrant, Burr-Brown
            Corporation and Burma Acquisition Corp. (disclosure
            schedules omitted; Registrant agrees to provide the
            Commission, upon request, copies of such schedules)
            (incorporated by reference to Texas Instruments
            Tucson Corporation's Current Report on Form 8-K
            dated June 22, 2000).

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

3(e)        Certificate of Ownership Merging Texas                    E
            Instruments Automation Controls, Inc. into the
            Registrant(incorporated by reference to
            Exhibit 3(e) to the Registrant's Annual Report
            on Form 10-K for the year 1993)

3(f)        Certificate of Elimination of Designations of             E
            Stock of the Registrant (incorporated by
            reference to Exhibit 3(f) to the Registrant's
            Annual Report on Form 10-K for the year 1993).

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

3(k)        Certificate of Ownership and Merger Merging               E
            Intersect Technologies, Inc. into the
            Registrant (incorporated by reference to
            Exhibit 3(k) to the Registrant's Annual Report
            on Form 10-K for the year 1999).

3(l)        Certificate of Ownership and Merger Merging               E
            Soft Warehouse, Inc. into the Registrant
            (incorporated by reference to Exhibit 3(l) to
            the Registrant's Annual Report on Form 10-K for
            the year 1998).

3(m)        Certificate of Ownership and Merger Merging               E
            Silicon Systems, Inc. into the Registrant
            (incorporated by reference to Exhibit 3(m) to
            the Registrant's Annual Report on Form 10-K for
            the year 1998).

3(n)        Certificate of Amendment to Restated Certificate of       E
            Incorporation (incorporated by reference to
            Exhibit 3(n) to the Registrant's Registration
            Statement on Form S-4 No. 333-41030 filed on
            July 7, 2000).

3(o)        By-Laws of the Registrant (incorporated by                E
            reference to Exhibit 3(n) to the Registrant's
            Annual Report on Form 10-K for the year 1999).

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

4(b)        The Registrant agrees to provide the                      E
            Commission, upon request, copies of instruments
            defining the rights of holders of long-term
            debt of the Registrant and its subsidiaries.

10(a)(i)    Amended and Restated TI Deferred Compensation Plan        E
            (incorporated by reference to Exhibit 10(a)(i)
            to the Registrant's Annual Report on Form 10-K
            for the year 1999).*

10(a)(ii)   First Amendment to Restated TI Deferred                   E
            Compensation Plan (incorporated by reference to
            Exhibit 10(a)(ii) to the Registrant's Annual
            Report on Form 10-K for the year 1999).*

10(a)(iii)  Second Amendment to Restated TI Deferred                  E
            Compensation Plan (incorporated by reference to
            Exhibit 10(a)(iii) to the Registrant's Annual
            Report on Form 10-K for the year 1999).*

10(a)(iv)   Third Amendment to Restated TI Deferred                   E
            Compensation Plan.*

10(b)(i)    TI Employees Supplemental Pension Plan                    E
            (incorporated by reference to Exhibit 10(b)(i)
            to the Registrant's Annual Report on Form 10-K
            for the year 1999).*

10(b)(ii)   First Amendment to TI Supplemental Pension Plan           E
            (incorporated by reference to Exhibit 10(b)(ii)
            to the Registrant's Annual Report on Form 10-K
            for the year 1999).*

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

10(e)       Texas Instruments 2000 Long-Term Incentive Plan           E
            (incorporated by reference to Exhibit 10(e) to the
            Registrant's Registration Statement on Form S-4
            No. 333-41030 filed on July 7, 2000).*



10(f)       Texas Instruments Executive Officer Performance           E
            Plan (incorporated by reference to the
            Registrant's Quarterly Report on Form 10-Q for
            the quarter ended March 31, 1997).*

10(g)       Texas Instruments Restricted Stock Unit Plan for          E
            Directors (incorporated by reference to Exhibit
            10(e) to the Registrant's Quarterly Report on
            Form 10-Q for the quarter ended March 31, 1998).

10(h)       Texas Instruments Directors Deferred Compensation         E
            Plan (incorporated by reference to Exhibit
            10(f) to the Registrant's Quarterly Report on
            Form 10-Q for the quarter ended March 31,
            1998).

10(i)       Texas Instruments Stock Option Plan for                   E
            Non-Employee Directors.

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

11          Computation of Earnings Per Common and Dilutive           E
            Potential Common Share.

12          Computation of Ratio of Earnings to Fixed Charges.        E




13          Portions of Registrant's Proxy Statement for the          E
            2001 Annual Meeting of Stockholders
            Incorporated by Reference Herein (incorporated
            by reference to Exhibit B to the Registrant's
            Proxy Statement for the 2001 Annual Meeting of
            Stockholders).

21          List of Subsidiaries of the Registrant.                   E

23          Consent of Ernst & Young LLP.                             E

----------------
*Executive Compensation Plans and Arrangements.
