Form 10-Q
period 2001-03-31
TEXAS INSTRUMENTS INC
filed 2001-04-27
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.

                                      20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  Quarter  Ended  March 31, 2001                Commission File Number 1-3761



                         TEXAS INSTRUMENTS INCORPORATED
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



        Delaware                                       75-0289970
--------------------------                ------------------------------------
(State  of  Incorporation)                (I.R.S. Employer Identification No.)




12500 TI Boulevard P.O. Box 660199, Dallas, Texas                 75266-0199
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

                                  1,735,984,427
  -----------------------------------------------------------------------------
         Number of shares of Registrant's common stock outstanding as of
                                 March 31, 2001

                         PART I - FINANCIAL INFORMATION


ITEM  1.  Financial Statements
------------------------------

                   TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                            Consolidated Financial Statements
                  (In millions of dollars, except per-share amounts.)


                                                                       For Three Months Ended
                                                                       ----------------------
                                                                         Mar. 31    Mar. 31
Income                                                                     2001       2000
------                                                                   -------    -------
Net revenues..........................................................   $ 2,528    $ 2,761
Operating costs and expenses:
  Cost of revenues....................................................     1,505      1,420
  Research and development............................................       446        386
  Selling, general and administrative.................................       348        401
                                                                         -------    -------
    Total.............................................................     2,299      2,207
                                                                         -------    -------
Profit from operations................................................       229        554
Other income (expense) net............................................       107        128
Interest on loans.....................................................        16         21
                                                                         -------    -------
Income before provision for income taxes and cumulative
  effect of an accounting change......................................       320        661
Provision for income taxes............................................        90        211
                                                                         -------    -------
Income before cumulative effect of an accounting change...............       230        450
Cumulative effect of an accounting change.............................        --        (29)
                                                                         -------    -------
Net income............................................................   $   230    $   421
                                                                         =======    =======
Diluted earnings per common share:
  Income before cumulative effect of an accounting change.............   $   .13    $   .25
  Cumulative effect of an accounting change...........................        --       (.01)
                                                                         -------    -------
  Net income..........................................................   $   .13    $   .24
                                                                         =======    =======

Basic earnings per common share:
  Income before cumulative effect of an accounting change.............   $   .13    $   .26
  Cumulative effect of an accounting change...........................        --       (.01)
                                                                         -------    -------
  Net income..........................................................   $   .13    $   .25
                                                                         =======    =======

Cash dividends declared per share of common stock.....................   $  .021    $  .021

                    TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                           Consolidated Financial Statements
                   (In millions of dollars, except per-share amounts.)


                                                                        Mar. 31      Dec. 31
Balance Sheet                                                             2001         2000
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   304      $   745
  Short-term investments.............................................     2,785        3,258
  Accounts receivable, less allowance for losses of
    $63 million in 2001 and $54 million in 2000......................     1,948        2,204
  Inventories:
    Raw materials....................................................       218          245
    Work in process..................................................       678          681
    Finished goods...................................................       284          307
                                                                        -------      -------
      Inventories....................................................     1,180        1,233
                                                                        -------      -------
  Prepaid expenses...................................................       140           80
  Deferred income taxes..............................................       547          595
                                                                        -------      -------
    Total current assets.............................................     6,904        8,115
                                                                        -------      -------
Property, plant and equipment........................................     9,702        9,099
  Less accumulated depreciation......................................    (3,709)      (3,652)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     5,993        5,447
                                                                        -------      -------
Investments..........................................................     2,661        2,400
Goodwill and other acquisition-related intangibles...................       874          961
Deferred income taxes................................................       116          106
Other assets.........................................................       694          691
                                                                        -------      -------
Total assets.........................................................   $17,242      $17,720
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    46      $   148
  Accounts payable...................................................       795          997
  Accrued and other current liabilities..............................     1,042        1,668
                                                                        -------      -------
    Total current liabilities........................................     1,883        2,813
                                                                        -------      -------
Long-term debt.......................................................     1,228        1,216
Accrued retirement costs.............................................       356          378
Deferred income taxes................................................       495          469
Deferred credits and other liabilities...............................       278          256

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized -  2,400,000,000 shares.
    Shares issued: 2001 - 1,737,306,923; 2000 - 1,733,237,248........     1,737        1,733
  Paid-in capital....................................................     1,249        1,185
  Retained earnings..................................................     9,517        9,323
  Less treasury common stock at cost.
    Shares: 2001 - 1,322,496; 2000 - 1,184,880.......................       (96)         (93)
  Accumulated other comprehensive income.............................       718          574
  Deferred compensation .............................................      (123)        (134)
                                                                        -------      -------
    Total stockholders' equity.......................................    13,002       12,588
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $17,242      $17,720
                                                                        =======      =======

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
              (In millions of dollars, except per-share amounts.)


                                                               For Three Months Ended
                                                               ----------------------
                                                                 Mar. 31     Mar. 31
                                                                   2001        2000
                                                                 -------     -------
Cash Flows
----------
 Cash flows from operating activities:
  Income before cumulative effect of an accounting change ....... $  230      $  450
  Depreciation ..................................................    344         262
  Amortization of acquisition-related costs .....................     59          25
  Deferred income taxes .........................................     21          29
  Net currency exchange losses...................................      1           1
  (Increase) decrease in working capital (excluding cash
    and cash equivalents, short-term investments, deferred
    income taxes, and loans payable and current portion
    long-term debt):
     Accounts receivable ........................................    234         (10)
     Inventories ................................................     54        (133)
     Prepaid expenses ...........................................    (61)        (15)
     Accounts payable ...........................................   (186)        193
     Accrued and other current liabilities ......................   (609)       (302)
  Increase (decrease) in noncurrent accrued retirement costs ....     (9)          4
  Other .........................................................     41          (3)
                                                                  ------      ------
Net cash provided by operating activities .......................    119         501

Cash flows from investing activities:
  Additions to property, plant and equipment ....................   (900)       (647)
  Purchases of short-term investments ...........................   (527)       (968)
  Sales and maturities of short-term investments ................  1,002       1,209
  Purchases of noncurrent investments ...........................    (48)        (43)
  Sales of noncurrent investments ...............................     33          54
                                                                  ------      ------
Net cash used in investing activities ...........................   (440)       (395)

Cash flows from financing activities:
  Payments on loans payable .....................................      -          (2)
  Additions to long-term debt ...................................      3         243
  Payments on long-term debt ....................................   (108)        (29)
  Dividends paid on common stock ................................    (37)        (35)
  Sales and other common stock transactions .....................     42          94
  Common stock repurchase program ...............................     (7)        (66)
                                                                  ------      ------
Net cash provided by (used in) financing activities .............   (107)        205

Effect of exchange rate changes on cash .........................    (13)        (18)
                                                                  ------      ------
Net increase (decrease) in cash and cash equivalents ............   (441)        293

Cash and cash equivalents, January 1 ............................    745         781
                                                                  ------      ------
Cash and cash equivalents, March 31 ............................. $  304      $1,074
                                                                  ======      ======

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                          Notes to Financial Statements

1. Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (1,785.4 and 1,782.0 million shares for the first quarters of 2001 and 2000).

2. Included in other income (expense) net for the first quarter of 2001 are investment write-downs of $35 million for declines in value determined to be other-than-temporary.

3. Hynix Semiconductor Inc. (Hynix), formerly known as Hyundai Electronics Industries Co., Ltd., has ongoing royalty obligations to TI under a patent license agreement expiring December 31, 2007. As previously noted, Hynix has requested a renegotiation of the payment schedule of the obligations. Agreement on revisions to the payment schedule has not yet been reached. Pending future developments, TI is deferring the recognition of royalty revenues from Hynix. TI, which has significant legal remedies available, believes its recorded receivable balance from Hynix, $129 million at March 31, 2001, is collectible.

4. Income for the first quarter of 2001 includes, in millions of dollars, net special charges of $50, of which $11 is severance cost for 241 first-quarter employee acceptances under the U.S. voluntary retirement program (which covers the corporate, semiconductor and sensors & controls activities and expired April 16, 2001), $16 is severance cost for restructuring actions affecting 261 employees in international semiconductor locations, mostly in Germany, and $25 relates to the fourth-quarter 2001 closing of a semiconductor manufacturing facility in Santa Cruz, California. Of the $25, $16 is for severance cost for 600 employees and $5 is for acceleration of depreciation over the remaining service life of the facility. Of the $50 of net special charges, $44 is an increase in cost of revenues, $7 in selling, general and administrative expense, $2 in research and development expense, and $3 in other income. At March 31, 2001, $2 of the aggregate severance cost obligations had been paid.

5. Income for the first quarter of 2000 included, in millions of dollars, special charges of $29 associated with actions including the closing of the sensors & controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 charge, $12 was for severance for 480 employees in Kentucky. At March 31, 2001, $2 of the severance cost obligation had been paid. Of the $29 charge, $20 was included in cost of revenues, $6 in selling, general and administrative expense, and $3 in research and development expense.

6. Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the first quarters of 2001 and 2000 was $374 million and $1844 million.

7. There has been no significant change in the status of the audit concerning grants from the Italian government.

8. The statements of income, statements of cash flows and balance sheet at March 31, 2001, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

9.   Business segment information is as follows:


                                         For Three Months Ended
                                         ----------------------
                                            Mar. 31   Mar. 31
Business Segment Net Revenues                 2001      2000
(millions of dollars)                       -------   -------
-----------------------------
Semiconductor
  Trade.................................... $ 2,172   $ 2,382
  Intersegment.............................       4         5
                                            -------   -------
                                              2,176     2,387
                                            -------   -------
Sensors & Controls
  Trade....................................     260       264
  Intersegment.............................       -         -
                                            -------   -------
                                                260       264
                                            -------   -------
Educational & Productivity Solutions
  Trade....................................      81        79

Corporate activities.......................      (2)        2
Divested activities........................      13        29
                                            -------   -------
Total...................................... $ 2,528   $ 2,761
                                            =======   =======


Business Segment Profit (Loss)
(millions of dollars)
------------------------------
Semiconductor.............................. $   304   $   612
Sensors & Controls.........................      51        52
Educational & Productivity Solutions.......      17         8
Corporate activities.......................     (38)      (70)
Special charges/gains and
  acquisition-related amortization,
  net of applicable profit sharing.........    (109)      (54)
Interest on loans/other income (expense)
  net, excluding a first-quarter
  2001 gain of $3 million included above
  in special charges/gains and
  acquisition-related amortization.........      89       107
Divested activities........................       6         6
                                            -------   -------
Income before provision for income taxes
  and cumulative effect of an
  accounting change........................ $   320   $   661
                                            =======   =======

10. Acquisition-related purchased in-process research and development (R&D) charges were zero in the first quarter of 2001 and $3 million in the first quarter of 2000. These charges are for R&D from business purchase acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

     Major assumptions, detailed in the following table, used in determining the value of significant purchased R&D included the discount rate, the estimated beginning date of projected operating cash flows, and the remaining cost and time, in engineer-months, to complete the R&D projects. The term "engineer month" refers to the average amount of research work expected to be performed by an engineer in a month.

     The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the purchased R&D. Such uncertainties could give rise to unforeseen budget overruns and/or revenue shortfalls in the event that TI is unable to successfully complete and commercialize the projects. TI management is primarily responsible for estimating the value of the purchased R&D in all acquisitions accounted for under the purchase method. TI expects to essentially meet its original return expectations for the projects.

Millions of Dollars
---------------------------------------------------------------------------------------------------------------------------------

                                                           Purchased                              Cost/time to complete    Year
                                                           in-process                                  R&D projects     cash flows
 Entity   Acquisition  Consid-            Other   Deferred    R&D    Appraisal     R&D   Discount  ------------------   projected
acquired     date      eration  Goodwill  intan-  compen-    charge   method      focus    rate     At        At         to begin
                                          gibles  sation                                          acquisition Mar. 2001
--------  -----------  -------  --------  ------  --------  -------  ---------  ----------  ----  ----------- ----------  -------
Alantro     Third      $277      $148     $ 81    $ 32       $ 52    Exclusion  Wireless     24%   $4.1/       $6.5/260    2002
 Commun-    quarter                                                  approach   networking         256         engineer
 ications,  2000                                                                technology         engineer    months
 Inc.                                                                           for home           months
                                                                                and office

Dot         Third      $467      $302     $ 46    $119       $ 60    Exclusion  Architec-    20%   $2.9/       Project     2003
 Wireless,  quarter                                                  approach   ture for           172         completed
 Inc.       2000                                                                third              engineer
                                                                                generation         months
                                                                                (3G) wire-
                                                                                less de-
                                                                                vices for
                                                                                delivering
                                                                                voice and
                                                                                high speed
                                                                                data to
                                                                                mobile
                                                                                users


11.  The following is a reconciliation of individual restructuring accruals (in millions of dollars).


                                                                                         Year of Charge
                                                              ---------------------------------------------------------------------
                                                                            2000                               2001
                                                              ---------------------------------  ----------------------------------
                                          Balance, prior                                         Voluntary    SC           SC
                                       actions -- primarily    S&C      SC and S&C      E&PS    retirement   site     international
                                      severance and business   site    restructuring  severance   program   closing   restructuring
Description*                 Total     divestiture related    closing     actions      action     in U.S.   in U.S.      actions
------------                 -----   -----------------------  -------  -------------  ---------  ---------  --------  -------------
BALANCE, DECEMBER 31, 2000.  $ 70          $ 46                $ 11         $ 10          $  3

CHARGES:
Severance .................    43                                                                  $ 11      $ 16         $ 16
Incremental depreciation...     5                                                                               5
Various charges ...........     4                                                                               4

DISPOSITIONS:
Severance payments ........    (8)           (2)                 (1)          (1)           (2)                 -           (2)
Non-cash asset charges         (6)                                -            -             -                 (6)           -
Change in estimates........    (1)                                -           (1)            -                  -            -
                             ----          ----                ----         ----          ----     ----      ----         ----
BALANCE, MARCH 31, 2001      $107          $ 44                $ 10         $  8          $  1     $ 11      $ 19         $ 14
                             ====          ====                ====         ====          ====     ====      ====         ====

*Abbreviations
SC    = Semiconductor Business
S&C   = Sensors & Controls Business
E&PS  = Educational & Productivity Solutions Business

12. The company adopted SFAS No. 133 in the first quarter of 2001. The standard requires that all derivatives be marked-to-market on an ongoing basis. Along with the derivatives, underlying hedged items are also to be marked-to-market on an ongoing basis. The standard, which did not have a material impact on the company, was adopted effective January 1, 2001, on a cumulative basis. The cumulative effect of the accounting change on prior years was insignificant and is not separately presented. Following is a discussion of derivatives held by the company at March 31, 2001.

     Designated fair value hedge: the company has interest rate swaps that, with no ineffectiveness, change the characteristics of the interest payments on its $300 million of 6.125% notes due 2006 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to achieve a mix of interest rates on the company's long-term debt, which over time is expected to moderate financing costs.

     Other derivatives: the company uses short-term forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on the company's non-U.S. dollar net balance sheet exposures (the U.S. dollar is the functional currency for financial reporting). At March 31, 2001, the company had forward currency exchange contracts outstanding, in millions of dollars, of $419 (including $122 to buy euros, $113 to sell yen and $46 to buy Taiwan dollars).

     The company uses short-term TI stock collars (cash settlement only) to minimize the adverse earnings impact from the effect of stock market value fluctuations on the portion of the company's deferred compensation obligations denominated in TI stock ($30 million at March 31, 2001).

     The company has several stock investment warrants considered derivatives. At March 31, 2001, their aggregate value was less than $0.5 million.

13. The $29 million cumulative effect of an accounting change in first quarter 2000 related to the company's adoption that year of Staff Accounting Bulletin No. 101 on revenue recognition.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced first-quarter financial results that show revenue in the quarter was $2528 million, down 17 percent sequentially. Results were impacted by a combination of weak electronic end-equipment demand and excess customer inventories, resulting in reduced demand for its semiconductor products.

Early in the first quarter, TI began an aggressive cost-reduction plan to limit the impact of reduced revenue on profitability. Actions have included a voluntary retirement program, shortened workweeks in some areas, and consolidation of certain manufacturing operations. Overhead costs were significantly reduced, maintaining selling, general and administrative expenses, excluding acquisition-related amortization and special charges, at the same percentage of revenue as in the fourth quarter. To further align the company's expenses with near-term revenue expectations, TI will lay off about 2,500, or 6 percent, of its employees worldwide. These reductions will begin in the second quarter and the company will take associated special charges at that time. Most of these job eliminations are in support functions and manufacturing. In total, these actions are expected to result in annualized savings of approximately $400 million when completed.

SUMMARY OF FINANCIAL RESULTS

For the first quarter of 2001, TI reported the following:

     - Total revenue for TI was $2528 million, down 8 percent from $2761 million in the year-ago quarter and down 17 percent sequentially due to weakness in semiconductor.

     - Cost of revenues in the first quarter was $1505 million, compared with $1420 million in the year-ago quarter. Cost of revenues increased primarily due to increased manufacturing overhead.

     - Research and development (R&D) totaled $446 million, up from $386 million in the first quarter of 2000 primarily due to increased investment in DSP and 300mm process technology.

     - Selling, general and administrative expense in the quarter was $348 million, down from $401 million in the year-ago quarter primarily due to reduced profit sharing and bonus accruals. The decrease was more than the total decrease in TI revenues, on a percentage basis.

     - Other income (expense) net decreased from $128 million in the first quarter of 2000 to $107 million in the first quarter of 2001, due to decreased net investment gains.

     -    The income tax rate for the quarter was 28.2 percent.

     - TI orders in the first quarter were $1898 million, down from $2996 million in the year-ago quarter and $2772 million in the fourth quarter of 2000 due to weak electronic end-equipment demand and excess customer inventories.

Results for this quarter include net special charges of $50 million, of which $11 million is severance cost for first-quarter employee acceptances under the U.S. voluntary retirement program (which covers the corporate, semiconductor and sensors & controls activities and expired April 16, 2001), $16 million is severance cost for restructuring actions in international semiconductor locations, mostly in Germany, and $25 million relates to the fourth-quarter 2001 closing of a semiconductor manufacturing facility in Santa Cruz, California.

For the first quarter of 2000, results include special charges of $29 million associated with actions including the closing of the sensors & controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS.

For the fourth quarter of 2000, the company recorded a pretax charge of $3 million for a severance action by the Educational & Productivity Solutions (E&PS) business affecting 51 jobs in Europe and the U.S. The company also recorded a charge of $9 million in the quarter for additional pooling of interests transaction costs from the third-quarter 2000 Burr-Brown Corporation acquisition.

In the fourth quarter of 2000, TI recognized a gain of $88 million from the sale of its memory business. Gain recognition had previously been deferred pending repayment of the remaining TI-provided financing for the 1998 transaction, which occurred in the fourth quarter of 2000. TI also recognized a gain of $56 million from the sale of the materials portion of the Sensors & Controls business. In addition, TI recorded a $69 million credit to the provision for income taxes from the reduction of deferred tax valuation allowances, primarily in Japan.

Additional information relating to these items appears below under the heading "Special Charges and Gains."

OUTLOOK

TI expects revenue to decline about 20 percent sequentially in the second quarter as semiconductor customers continue to work through excess inventories in an environment in which consumption of their electronic end-equipment products continues to be weak. Due to continuing uncertain economic conditions, it is unclear when demand for TI's semiconductor products will strengthen.

Specifically, TI expects the following for the second quarter:

     - Revenue from semiconductor to decline sequentially, with weakness affecting almost all product areas;

     - Revenue from TI's non-semiconductor activities, including Sensors & Controls and E&PS, to increase sequentially, primarily reflecting seasonal retail stocking for back-to-school sales of calculators;

     - Operating margin to decline to about breakeven in the second quarter before the effect of special charges and amortization of acquisition-related intangibles as a result of lower revenue; and

     - Non-operating income to decline to about $40 million sequentially due to reduced investment gains and interest income.

For 2001, TI expects the following:

     - R&D of $1.6 billion, excluding acquisition-related amortization and purchased in-process R&D, down from the prior estimate of $1.7 billion;

     - Capital expenditures of $1.8 billion, down from the prior estimate of $2.0 billion;

     -    Depreciation of $1.5 billion, unchanged from the prior estimate; and

     -    Amortization of acquisition-related costs of $240 million.

SEMICONDUCTOR

Semiconductor revenue in the first quarter was $2176 million, down from $2387 million in the same period in 2000 and $2695 million in the fourth quarter of 2000 due to weak demand across a breadth of products.

Semiconductor operating profit for the first quarter was $304 million, or 14.0 percent of revenue, compared with $612 million in the year-ago period and $679 million in the fourth quarter of 2000, primarily due to reduced product revenue and, to a lesser extent, lower royalties.

Analog revenue was up 2 percent from the year-ago period, and declined 17 percent sequentially due to lower shipments. DSP revenue decreased 28 percent from the same quarter a year ago and 21 percent sequentially due to lower shipments. Analog and DSP comprised about 65 percent of TI's semiconductor revenue.

TI's remaining semiconductor revenue decreased from the year-ago quarter and from the fourth quarter of 2000.

TI's semiconductor revenue in TI's key markets was as follows:

     - wireless declined 34 percent compared with the year-ago quarter and 25 percent sequentially;

     - catalog products, which includes DSP and high-performance Analog, increased 4 percent from the year-ago quarter and declined 15 percent sequentially; and

     -    broadband communications, which includes digital subscriber lines
          (DSL) and cable modems, was more than six times that of the year-ago quarter and increased 15 percent sequentially, driven by strength in DSL which grew more than 50 percent sequentially.

Semiconductor orders were down 42 percent from the year-ago quarter and 39 percent sequentially, reflecting weakness across almost all product areas.

SENSORS & CONTROLS

Sensors & Controls revenue was $260 million, about even with the year-ago quarter. Sequentially, revenue increased 4 percent due to seasonal gains in control products.

Operating profit was $51 million, or 19.5 percent of revenue, compared with $52 million in the year-ago quarter. Operating profit increased 20 percent from $42 million in the fourth quarter of 2000 due to lower production costs.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

E&PS revenue was $81 million, compared with $79 million in the year-ago quarter. Sequentially, revenue increased 23 percent as sales growth resumed following fourth-quarter inventory adjustments in the retail channel.

Operating profit was $17 million, or 21.2 percent of revenue, up from $8 million in the year-ago quarter due to higher gross margin. Operating profit almost tripled from $6 million in the fourth quarter of 2000 primarily due to increased revenue.


ADDITIONAL FINANCIAL INFORMATION

During the first three months of 2001, cash and cash equivalents plus short-term investments decreased by $914 million to $3089 million, primarily due to capital expenditures.

Cash flow from operating activities was $119 million for the quarter.

Capital expenditures totaled $900 million in the first quarter of 2001 versus $647 million in the year-ago quarter.

Depreciation for the first quarter of 2001 was $339 million, excluding the acceleration of depreciation associated with the fourth quarter closing of a semiconductor manufacturing facility in Santa Cruz, California, versus $262 million in the year-ago quarter.

At the end of quarter, the debt-to-total-capital ratio was 0.09, versus 0.10 at the end of 2000.


SPECIAL CHARGES AND GAINS

First Quarter of 2001

In the first quarter of 2001, pretax charges of $50 million net were taken, of which $11 million was for severance cost for 241 first-quarter employee acceptances under the U.S. voluntary retirement program (which covers the corporate, semiconductor and sensors & controls activities and expired April 16,
2001), $16 million was for severance cost for restructuring actions affecting 261 employees in international semiconductor locations, mostly in Germany, and $25 million relates to the fourth-quarter 2001 closing of a semiconductor manufacturing facility in Santa Cruz, California. Of the $25 million charge, $16 million was for severance cost for 600 employees and $5 million was for acceleration of depreciation over the remaining service life of the facility. Of the $50 million of net special charges, $44 million was an increase in cost of revenues, $7 million in selling, general and administrative expense, $2 million in research and development expense, and $3 million in other income. As of March 31, 2001, $2 million of the aggregate severance cost obligations had been paid. In total, these first-quarter actions, plus other actions affecting the second quarter discussed herein, are expected to result in annualized savings of approximately $400 million when completed.

Fourth Quarter of 2000

In the fourth quarter of 2000, TI recognized a gain of $88 million from the sale of its memory business. Gain recognition had previously been deferred pending repayment of the remaining TI-provided financing for the 1998 transaction, which occurred in the fourth quarter of 2000. TI also recognized a gain of $56 million from the sale of the materials portion of the Sensors & Controls business.

In the fourth quarter of 2000, TI recorded a $69 million credit to the provision for income taxes from the reduction of deferred tax valuation allowances, primarily in Japan. The company also recorded a pretax charge of $3 million, included in selling, general and administrative expense, for a severance action by E&PS affecting 51 jobs in Europe and the U.S. As of March 31, 2000, $2 million of the severance costs had been paid. The primary benefit from this action is reduced personnel costs, which are estimated to reach $6 million annually. The benefit began in the first quarter of 2001. The company also recorded a charge of $9 million in the quarter for additional pooling of interests transaction costs from the third-quarter 2000 Burr-Brown Corporation acquisition ($5 million included in selling, general and administrative expense and $4 million in cost of revenues).


First Quarter of 2000

In the first quarter of 2000, pretax charges of $29 million were taken, associated with actions including the closing of the sensors & controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 million charge, $12 million was for severance for the elimination of 480 jobs in Kentucky. Of the $29 million, $20 million is included in cost of revenues, $6 million in selling, general and administrative expense and $3 million in research and development. The primary benefit from the Kentucky action is reduced personnel costs, which are estimated to reach $10 million annually. The benefit began in the fourth quarter of 2000. As of March 31, 2001, $2 million of the severance cost had been paid.

Purchased In-Process R&D Charges

Acquisition-related purchased in-process R&D charges were zero in the first quarter of 2001 and $3 million in the first quarter of 2000. These charges are for R&D from business purchase acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

Major assumptions, detailed in the following table, used in determining the value of significant purchased R&D included the discount rate, the estimated beginning date of projected operating cash flows, and the remaining cost and time, in engineer-months, to complete the R&D projects. The term "engineer month" refers to the average amount of research work expected to be performed by an engineer in a month.

The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the purchased R&D. Such uncertainties could give rise to unforeseen budget overruns and/or revenue shortfalls in the event that TI is unable to successfully complete and commercialize the projects. TI management is primarily responsible for estimating the value of the purchased R&D in all acquisitions accounted for under the purchase method. TI expects to essentially meet its original return expectations for the projects.

Millions of Dollars
---------------------------------------------------------------------------------------------------------------------------------

                                                           Purchased                              Cost/time to complete    Year
                                                           in-process                                  R&D projects     cash flows
 Entity   Acquisition  Consid-            Other   Deferred    R&D    Appraisal     R&D   Discount  ------------------   projected
acquired     date      eration  Goodwill  intan-  compen-    charge   method      focus    rate     At        At         to begin
                                          gibles  sation                                          acquisition Mar. 2001
--------  -----------  -------  --------  ------  --------  -------  ---------  ----------  ----  ----------- ----------  -------
Alantro     Third      $277      $148     $ 81    $ 32       $ 52    Exclusion  Wireless     24%   $4.1/       $6.5/260    2002
 Commun-    quarter                                                  approach   networking         256         engineer
 ications,  2000                                                                technology         engineer    months
 Inc.                                                                           for home           months
                                                                                and office

Dot         Third      $467      $302     $ 46    $119       $ 60    Exclusion  Architec-    20%   $2.9/       Project     2003
 Wireless,  quarter                                                  approach   ture for           172         completed
 Inc.       2000                                                                third              engineer
                                                                                generation         months
                                                                                (3G) wire-
                                                                                less de-
                                                                                vices for
                                                                                delivering
                                                                                voice and
                                                                                high speed
                                                                                data to
                                                                                mobile
                                                                                users

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages B-43 and B-44 of the Registrant's proxy statement for the 2001 annual meeting of stockholders and is incorporated by reference to such proxy statement.

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


                                     TEXAS INSTRUMENTS INCORPORATED




                                     BY: /s/ WILLIAM A. AYLESWORTH
                                         ________________________________
                                         William A. Aylesworth
                                         Senior Vice President,
                                         Treasurer and
                                         Chief Financial Officer


Date:  April 26, 2001