Form 10-Q
period 2001-06-30
TEXAS INSTRUMENTS INC
filed 2001-07-27
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.

                                      20549



                                    FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2001                Commission File Number 1-3761



                         TEXAS INSTRUMENTS INCORPORATED
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




        Delaware                                      75-0289970
------------------------                  -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)




12500 TI Boulevard P.O. Box 660199, Dallas, Texas                   75266-0199
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


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

                                  1,734,611,289
  -----------------------------------------------------------------------------
         Number of shares of Registrant's common stock outstanding as of
                                  June 30, 2001

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
-----------------------------

                              TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                     Consolidated Financial Statements
                                (In millions of dollars, except per-share amounts.)


                                                                  For Three Months Ended      For Six Months Ended
                                                                  ----------------------      --------------------
                                                                    June 30    June 30         June 30    June 30
Operations                                                            2001       2000            2001       2000
----------                                                          -------    -------         -------    -------
Net revenues.....................................................   $ 2,037    $ 2,932         $ 4,565    $ 5,694
Operating costs and expenses:
  Cost of revenues...............................................     1,523      1,486           3,028      2,907
  Research and development.......................................       412        387             858        773
  Selling, general and administrative............................       400        414             748        815
                                                                    -------    -------         -------     ------
    Total........................................................     2,335      2,287           4,634      4,495
                                                                    -------    -------         -------     ------
Profit (loss) from operations....................................      (298)       645             (69)     1,199
Other income (expense) net.......................................        57      1,346             164      1,474
Interest on loans................................................        15         20              31         41
                                                                    -------    -------         -------     ------
Income (loss) before income taxes and cumulative effect
  of an accounting change........................................      (256)     1,971              64      2,632
Provision (benefit) for income taxes.............................       (59)       675              31        886
                                                                    -------    -------         -------     ------
Income (loss) before cumulative effect of an accounting change...      (197)     1,296              33      1,746
Cumulative effect of an accounting change........................        --         --              --        (29)
                                                                    -------    -------         -------     -------
Net income (loss)................................................   $  (197)   $ 1,296         $    33    $ 1,717
                                                                    =======    =======         =======     =======
Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of an accounting change.   $  (.11)   $   .72         $   .02    $   .98
  Cumulative effect of an accounting change......................        --         --              --       (.02)
                                                                    -------    -------         -------    -------
  Net income (loss)..............................................   $  (.11)   $   .72         $   .02    $   .96
                                                                    =======    =======         =======    =======

Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of an accounting change.   $  (.11)   $   .76         $   .02    $  1.02
  Cumulative effect of an accounting change......................        --         --              --       (.02)
                                                                    -------    -------         -------    -------
  Net income (loss)..............................................   $  (.11)   $   .76         $   .02    $  1.00
                                                                    =======    =======         =======    =======

Cash dividends declared per share of common stock................   $  .021    $  .021         $  .043    $  .043

                        TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                               Consolidated Financial Statements
                      (In millions of dollars, except per-share amounts.)


                                                                        June 30      Dec. 31
Balance Sheet                                                             2001         2000
-------------                                                           -------      -------
Assets
Current assets:
  Cash and cash equivalents..........................................   $   542      $   745
  Short-term investments.............................................     2,472        3,258
  Accounts receivable, less allowance for losses of
    $52 million in 2001 and $54 million in 2000......................     1,666        2,204
  Inventories:
    Raw materials....................................................       188          245
    Work in process..................................................       613          681
    Finished goods...................................................       281          307
                                                                        -------      -------
      Inventories....................................................     1,082        1,233
                                                                        -------      -------
  Prepaid expenses...................................................       122           80
  Deferred income taxes..............................................       394          595
                                                                        -------      -------
    Total current assets.............................................     6,278        8,115
                                                                        -------      -------
Property, plant and equipment........................................     9,724        9,099
  Less accumulated depreciation......................................    (3,781)      (3,652)
                                                                        -------      -------
    Property, plant and equipment (net)..............................     5,943        5,447
                                                                        -------      -------
Investments..........................................................     2,750        2,400
Goodwill and other acquisition-related intangibles...................       829          961
Deferred income taxes................................................       251          106
Other assets.........................................................       651          691
                                                                        -------      -------
Total assets.........................................................   $16,702      $17,720
                                                                        =======      =======

Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt...................   $    43      $   148
  Accounts payable and accrued expenses..............................     1,385        1,921
  Income taxes payable ..............................................       174          323
  Accrued retirement and profit sharing contributions................        56          421
                                                                        -------      -------
    Total current liabilities........................................     1,658        2,813
                                                                        -------      -------
Long-term debt.......................................................     1,202        1,216
Accrued retirement costs.............................................       424          378
Deferred income taxes................................................       463          469
Deferred credits and other liabilities...............................       288          256

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued..................        --           --
  Common stock, $1 par value. Authorized -  2,400,000,000 shares.
    Shares issued: 2001 - 1,739,529,779; 2000 - 1,733,237,248........     1,740        1,733
  Paid-in capital....................................................     1,291        1,185
  Retained earnings..................................................     9,282        9,323
  Less treasury common stock at cost.
    Shares: 2001 - 4,918,490; 2000 - 1,184,880.......................      (221)         (93)
  Accumulated other comprehensive income.............................       684          574
  Deferred compensation..............................................      (109)        (134)
                                                                        -------      -------
    Total stockholders' equity.......................................    12,667       12,588
                                                                        -------      -------
Total liabilities and stockholders' equity...........................   $16,702      $17,720
                                                                        =======      =======

                                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                       Consolidated Financial Statements
                              (In millions of dollars, except per-share amounts.)

                                                                                                For Six Months Ended
                                                                                                --------------------
                                                                                                 June 30    June 30
                                                                                                   2001       2000
                                                                                                 -------    --------
Cash Flows
----------
 Cash flows from operating activities:
  Income before cumulative effect of an accounting change ..................................     $    33    $ 1,746
  Depreciation .............................................................................         731        550
  Amortization of goodwill and other acquisition-related intangibles .......................         117         51
  Deferred income taxes ....................................................................          14         31
  Net currency exchange losses..............................................................           5          7
  (Increase) decrease in working capital (excluding cash
    and cash equivalents, short-term investments, deferred
    income taxes, and loans payable and current portion
    long-term debt):
     Accounts receivable ...................................................................         513       (368)
     Inventories ...........................................................................         151       (135)
     Prepaid expenses ......................................................................         (43)       (20)
     Accounts payable and accrued expenses .................................................        (508)        69
     Income taxes payable ..................................................................         (89)       668
     Accrued retirement and profit sharing contributions ...................................        (356)      (105)
  Gain on sale of Micron common stock ......................................................           -     (1,211)
  Increase in noncurrent accrued retirement costs ..........................................           -          8
  Other ....................................................................................         137        (53)
                                                                                                  ------     ------
Net cash provided by operating activities ..................................................         705      1,238

Cash flows from investing activities:
  Additions to property, plant and equipment ...............................................      (1,242)    (1,204)
  Purchases of short-term investments ......................................................      (1,435)    (2,811)
  Sales and maturities of short-term investments ...........................................       2,203      1,899
  Purchases of noncurrent investments ......................................................        (177)       (90)
  Sales of noncurrent investments ..........................................................          39      1,613
                                                                                                  ------     ------
Net cash used in investing activities ......................................................        (612)      (593)

Cash flows from financing activities:
  Additions to loans payable ...............................................................           -          3
  Payments on loans payable ................................................................           -         (2)
  Additions to long-term debt ..............................................................           3        241
  Payments on long-term debt ...............................................................        (128)       (48)
  Dividends paid on common stock ...........................................................         (74)       (69)
  Sales and other common stock transactions ................................................          87        172
  Common stock repurchase program ..........................................................        (158)       (99)
                                                                                                  ------     ------
Net cash provided by (used in) financing activities ........................................        (270)       198

Effect of exchange rate changes on cash ....................................................         (26)       (31)
                                                                                                  ------     ------
Net increase (decrease) in cash and cash equivalents .......................................        (203)       812

Cash and cash equivalents, January 1 .......................................................         745        781
                                                                                                  ------     ------
Cash and cash equivalents, June 30 .........................................................      $  542     $1,593
                                                                                                  ======     ======

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                          Notes to Financial Statements


1. Diluted earnings (loss) per common share are based on average common and dilutive potential common shares outstanding (1,735.6 and 1,793.9 million shares for the second quarters of 2001 and 2000, and 1,785.5 and 1,789.1 million shares for the six months ended June 30, 2001 and 2000). For the second quarter of 2001, dilutive potential common shares have been excluded due to the net loss for the period.

2. Included in other income (expense) net for the second quarter of 2001 are investment write-downs of $18 million for declines in value judged to be other-than-temporary.

3. As previously noted, Hynix Semiconductor Inc. (Hynix), formerly known as Hyundai Electronics Industries Co., Ltd., has ongoing royalty obligations to TI under a patent license agreement expiring December 31, 2007. Hynix had requested renegotiation of the payment schedule and in June 2001, Hynix and TI reached agreement on a new schedule. In June 2001, Hynix made a payment to TI of $130 million for royalties due through December 31, 2000 plus interest, bringing the Hynix account current. Recognition of first-half 2001 royalties from Hynix has been deferred. Also in June 2001, TI purchased $100 million of Hynix Global Depositary Shares as part of Hynix's total offering of $1.25 billion.

4. At June 30, 2001, in millions of dollars, $118 of the $271 aggregate severance cost obligations for the first and second quarter 2001 worldwide cost reduction and restructuring actions affecting a total of 5439 employees had been paid. Loss for the second quarter of 2001 includes net special charges of $252, of which $214 is severance cost for a worldwide cost-reduction program affecting 3778 employees and $35 relates to the restructuring charges for the closing of three Semiconductor facilities (Merrimack, New Hampshire; Tustin, California; and Santa Cruz, California) affecting an additional 559 employees. Of the $35, $14 is for severance cost and $16 is for the acceleration of depreciation over the remaining service life of the facilities. Of the $252 net special charges, $162 is included in cost of revenues, $84 is in selling, general and administrative expense and $6 is in research and development expense. Also included in the second quarter of 2001 is a $68 increase to the income tax provision to adjust to the expected tax rate for the year.

5. Income for the first quarter of 2001 includes, in millions of dollars, net special charges of $50, of which $11 is severance cost for 241 first-quarter employee acceptances under the U.S. voluntary retirement program, $16 is severance cost for restructuring actions affecting 261 employees in international Semiconductor locations and $25 relates to the closing of a Semiconductor manufacturing facility in Santa Cruz, California. Of the $25, $16 is for severance cost for 600 employees and $5 is for acceleration of depreciation over the remaining service life of the facility. Of the $50 of net special charges, $44 is included in cost of revenues, $7 is in selling, general and administrative expense, $2 is in research and development expense, and $3 is in other income.

6. Income for the second quarter of 2000 includes, in millions of dollars, an investment gain of $1211 in other income from the sale of 20 million shares of Micron common stock.

7. Income for the first quarter of 2000 includes, in millions of dollars, special charges of $29 associated with actions including the closing of the Sensors & Controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 charge, $12 was for severance for 480 employees in Kentucky. At June 30, 2001, $6 of the severance cost obligations had been paid. Of the $29, $20 is included in cost of revenues, $6 is in selling, general and administrative expense, and $3 is in research and development expense.

8. Total comprehensive income (loss), i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the second quarters of 2001 and 2000, in millions of dollars, was negative $231 and positive $1413. For the six months ended June 30, 2001 and 2000, it was $143 and $3257.

9. There has been no significant change in the status of the audit investigation concerning grants from the Italian government.

10. Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate for 2001 is 49 percent. The primary reason the effective annualized tax rate for 2001 differs from the 35 percent statutory corporate rate is due to decreased profit combined with tax benefits such as the credit for research activities.

11. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

12. The statements of operations and statements of cash flows for the periods ended June 30, 2001, and the balance sheet at June 30, 2001, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown.

13.     Business segment information is as follows:

                                         For Three Months Ended          For Six Months Ended
                                         ----------------------          --------------------
                                            June 30   June 30             June 30    June 30
Business Segment Net Revenues                 2001      2000                2001       2000
(millions of dollars)                       -------   -------             -------    -------
-----------------------------
Semiconductor
  Trade.................................... $ 1,652   $ 2,507             $ 3,824    $ 4,889
  Intersegment.............................       5         4                   9          9
                                            -------   -------             -------    -------
                                              1,657     2,511               3,833      4,898
                                            -------   -------             -------    -------
Sensors & Controls
  Trade....................................     255       271                 515        535
  Intersegment.............................       2         -                   2          -
                                            -------   -------             -------    -------
                                                257       271                 517        535
                                            -------   -------             -------    -------
Educational & Productivity Solutions
  Trade....................................     129       125                 210        205

Corporate activities.......................      (6)       (5)                 (7)        (3)
Divested activities........................       -        30                  12         59
                                            -------   -------             -------    -------
Total...................................... $ 2,037   $ 2,932             $ 4,565    $ 5,694
                                            =======   =======             =======    =======


Business Segment Profit (Loss)
(millions of dollars)
------------------------------
Semiconductor.............................. $   (37)  $   634             $   267    $ 1,246
Sensors & Controls.........................      52        54                 103        105
Educational & Productivity Solutions.......      38        33                  55         41
Corporate activities.......................     (42)      (57)                (79)      (127)
Special charges/gains and
  acquisition-related amortization,
  net of applicable profit sharing.........    (309)    1,186                (418)     1,132
Interest on loans/other income (expense)
  net excluding a first-quarter 2001
  gain of $3 and a second-quarter 2000
  gain of $1211 included above in
  special charges/gains and
  acquisition-related amortization.........      42       115                 130        222
Divested activities........................       -         6                   6         13
                                            -------   -------             -------    -------
Income (loss) before income taxes
  and cumulative effect of an
  accounting change........................ $  (256)  $ 1,971             $    64    $ 2,632
                                            =======   =======             =======    =======

14. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

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


Millions of Dollars
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Cost/time to
                                                           Purchased                                     complete R&D       Year
                                                           in-process                                       projects     cash flows
 Entity   Acquisition  Consid-            Other   Deferred    R&D     Appraisal   R&D       Discount -------------------- projected
acquired     date      eration  Goodwill  intan-  compen-    charge    method     focus       rate   At acquisi-    At    to begin
                                          gibles  sation                                                tion    June 2001
--------- ----------- --------- --------  ------  --------  --------  ---------  ---------  -------- ---------- ---------  --------
Alantro     Third      $277      $148     $ 81    $ 32       $ 52     Exclusion  Wireless     24%     $4.1/      $3.1/130    2002
 Commun-    quarter                                                   approach   networking           256        engineer
 ications,  2000                                                                 technology           engineer   months
 Inc.                                                                            for home             months
                                                                                 and office

                                                                                            Year of Charge
                                                             ----------------------------------------------------------------------
                                                                           2000                              2001
                                                             ---------------------------------  -----------------------------------
                                         Balance, prior                                         Voluntary/     SC           SC
                                      actions -- primarily     S&C     SC and S&C     E&PS     involuntary   site     international
                                     severance and business   site    restructuring  severance   program    closings  restructuring
Description*                  Total   divestiture related    closing     actions      action     in U.S.    in U.S.      actions
------------                  -----  ----------------------  -------  -------------  ---------  ---------   --------  -------------
BALANCE, DECEMBER 31, 2000...  $ 70          $ 46            $ 11         $ 10         $  3

CHARGES:
Severance ...................    43                                                              $ 11        $ 16         $ 16
Asset write-downs............     6                                                                             6
Various charges .............     3                                                                             3

DISPOSITIONS:
Change in estimates..........    (1)                                        (1)
Non-cash write-down of assets    (6)                                                                           (6)
Severance payments ..........    (8)           (2)             (1)          (1)          (2)                                (2)
                               ----          ----            ----         ----         ----      ----        ----         ----

BALANCE, March 31, 2001        $107          $ 44            $ 10         $  8         $  1      $ 11        $ 19         $ 14
                               ----          ----            ----         ----         ----      ----        ----         ----

CHARGES:
Severance ...................  $172                                                              $ 90        $ 14         $ 68
Asset write-downs............    16                                                                            16
Various charges .............     8                                                                 2           5            1
Pension settlement ..........    56                                                                48                        8

DISPOSITIONS:
Change in estimates..........    (2)                                                                           (2)
Non-cash write-down of assets   (16)                                                                          (16)
Pension payments.............   (56)                                                              (48)                      (8)
Severance payments ..........   (72)           (5)             (4)          (2)          (1)      (46)         (1)         (13)
                               ----          ----            ----         ----         ----      ----        ----         ----

BALANCE, June 30, 2001         $213          $ 39            $  6         $  6         $  -      $ 57        $ 35         $ 70
                               ====          ====            ====         ====         ====      ====        ====         ====

*Abbreviations
SC    = Semiconductor Business
S&C   = Sensors & Controls Business
E&PS  = Educational & Productivity Solutions

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced second-quarter financial results that show the company's second-quarter revenue was $2037 million, down 19 percent from first quarter and consistent with the company's outlook issued in April for a decline of about 20 percent. Orders declined 10 percent sequentially to $1704 million. The company's second quarter results were affected by continued weakness in electronic end-equipment markets and excess customer inventories, which reduced demand for its Semiconductor products. Although the downturn is not over, the company now sees some signs of stabilization. The rate of sequential decline for the company's Semiconductor orders has slowed and it appears that its Semiconductor revenue is nearing a bottom.

Implementation of the company's previously announced cost-reduction measures lowered expenses, especially in manufacturing and support functions. Manufacturing has reduced headcount about 15 percent compared with the year-ago period, mostly in labor-intensive assembly and test operations, and additional savings will be realized as certain facilities complete their shutdown process.

SUMMARY OF FINANCIAL RESULTS

For the second quarter of 2001, TI reported the following:

     - Total revenue for TI was $2037 million, down 31 percent from $2932 million in the year-ago quarter, and down 19 percent sequentially due to weakness in Semiconductor.

     - Cost of revenues in the second quarter was $1523 million, compared with $1486 million in the year-ago quarter. Cost of revenues increased primarily due to severance charges resulting from restructuring activities.

     - Research and development (R&D) totaled $412 million, up from $387 million in the second quarter of 2000 primarily due to amortization of acquisition-related intangibles as well as severance charges.

     - Selling, general and administrative expense in the quarter was $400 million, down from $414 million in the year-ago quarter as savings from reduced profit sharing and bonus accruals and from cost-reduction actions were substantially offset by severance charges resulting from restructuring activities.

     - Other income (expense) net decreased from $1346 million in the second quarter of 2000 to $57 million in the second quarter of 2001, primarily due to decreased net investment gains. In the second quarter of 2000, TI realized a gain of $1211 million on the sale of Micron common stock.

     -    The income tax rate for the quarter was 23 percent.

     - TI orders in the second quarter were $1704 million, down from $3355 million in the year-ago quarter and $1898 million in the first quarter due to weakness in Semiconductor.

Results for the second quarter of 2001 include net special charges of $252 million, of which $214 million is severance cost for a worldwide cost-reduction program and $35 million relates to the restructuring charges for the closing of three Semiconductor facilities (Merrimack, New Hampshire; Tustin, California; and Santa Cruz, California). In addition, TI recorded a $68 million increase to the income tax provision to adjust to the expected tax rate for the year. Also included is amortization of goodwill and other acquisition-related intangibles of $58 million.

For the first quarter of 2001, results include net special charges of $50 million, of which $11 million is severance cost for first-quarter employee acceptances under the U.S. voluntary retirement program, $16 million is severance cost for restructuring actions in international Semiconductor locations, and $25 million relates to the closing of a Semiconductor manufacturing facility in Santa Cruz, California. Also included is amortization of goodwill and other acquisition-related intangibles of $59 million.

For the second quarter of 2000, results include an investment gain of $1211 million in other income from the sale of 20 million shares of Micron common stock. Also included is amortization of goodwill and other acquisition-related intangibles of $25 million.

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

OUTLOOK

Third-quarter revenue is expected to decline 10 to 15 percent sequentially as many of TI's Semiconductor customers continue to reduce inventories in an environment of weak demand for their own products.

Specifically, TI expects the following for the third quarter:

- In Semiconductor, wireless revenue will increase slightly from the second quarter but will be more than offset by declines in other products.

- Non-Semiconductor revenue will increase sequentially as seasonal declines in Sensors & Controls are more than offset by a seasonal increase in sales of educational calculators for Educational & Productivity Solutions.

- Operating margin will decline sequentially about 10 points before the effect of special charges and amortization of acquisition-related intangibles as a result of lower revenue.

- Non-operating income will decline to about $20 million due to reduced interest income.

- Earnings per share will decline to a loss of a few cents before the effect of special charges and amortization of acquisition-related intangibles.

For 2001, TI expects the following:

- R&D of $1.6 billion, excluding acquisition-related amortization and purchased in-process R&D, unchanged from the company's prior estimate and even with last year.

- Capital expenditures of $1.8 billion, unchanged from the prior estimate and down 35 percent from last year.

-    Depreciation of $1.6 billion, up 30 percent from last year.

SEMICONDUCTOR

Semiconductor revenue in the second quarter was $1657 million, down from $2511 million in the same period of 2000 and $2176 million in the first quarter due to broad-based weakness in demand.

As a result of lower revenue, Semiconductor had a $37 million operating loss, compared with an operating profit of $634 million in the year-ago period and $304 million in the first quarter.

Analog revenue was down 28 percent from the year-ago period and 24 percent sequentially due to lower shipments across a breadth of products. DSP revenue decreased 41 percent from the year-ago quarter and 17 percent sequentially due to lower shipments primarily in wireless and catalog products. Analog and DSP comprised about 65 percent of TI's Semiconductor revenue.

TI's remaining Semiconductor revenue decreased from the year-ago quarter and sequentially.

TI's Semiconductor revenue in key markets was as follows:

- Wireless revenue declined 49 percent compared with the year-ago quarter and 21 percent sequentially.

- Revenue from TI's catalog products, which includes DSP and high-performance Analog, declined 36 percent from the year-ago quarter and 29 percent sequentially.

-    Broadband communications revenue, which includes digital subscriber line
     (DSL) and cable modems, quadrupled compared with the year-ago quarter and was even with the first quarter.

Semiconductor orders were $1321 million, down 55 percent from the year-ago quarter and 12 percent sequentially. Orders decreased across most product areas, although wireless increased sequentially.

SENSORS & CONTROLS

Sensors & Controls revenue was $257 million, down 5 percent from the year-ago quarter due to lower shipments in control products and about even with the first quarter.

Operating profit was $52 million, or 20.2 percent of revenue, down from $54 million in the year-ago quarter due to lower revenue. Operating profit was $51 million in the first quarter.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

E&PS revenue was $129 million, compared with $125 million in the year-ago quarter. Sequentially, revenue increased $48 million due to retail stocking for back-to-school sales.

Operating profit was $38 million, or 29.2 percent of revenue, compared with $33 million in the year-ago quarter. Operating profit more than doubled from the first quarter due to the seasonal increase in revenue.

FIRST HALF 2001

For the first six months of 2001, TI reported the following:

- TI revenue was $4565 million, down from $5694 million in the first six months of 2000, due to Semiconductor. The decrease in Semiconductor revenue for the first six months of 2001 was primarily due to a combination of weak electronic end-equipment markets and excess customer inventories. The decrease in Sensors & Controls was primarily due to lower shipments in control products and the increase in E&PS was primarily due to retail stocking for back-to-school sales.

- Cost of revenues was $3028 million compared with $2907 million in the year-ago period. Cost of revenues increased primarily due to severance charges resulting from restructuring activities.

- R&D totaled $858 million, compared to $773 million in the first six months of 2000. The increase was primarily due to increased investment in semiconductor technologies.

- Selling, general and administrative expense was $748 million, down from $815 million in the year-ago period as savings from reduced profit sharing and bonus accruals and from cost-reduction actions were substantially offset by severance charges resulting from restructuring activities.

- Other income (expense) net decreased from $1474 million in the first six months of 2000 to $164 million in the first six months of 2001, primarily due to decreased net investment gains. In the second quarter of 2000, TI realized a gain of $1211 million on the sale of Micron common stock.

-    The income tax rate was 49 percent.

- Orders were $3601 million, down from $6350 million from the same period a year ago, primarily due to weakness in Semiconductor. Semiconductor orders for the first six months were down, primarily due to a combination of weak electronic end-equipment markets and excess customer inventories. Sensors & Controls orders were down, due to overall market weakness. E&PS orders were about even.

FINANCIAL CONDITION

In the first six months of 2001, cash and cash equivalents plus short-term investments decreased by $989 million to $3014 million, primarily due to capital expenditures. During the second quarter of 2001, cash and cash equivalents plus short-term investments decreased by $75 million to $3014 million, primarily due to the repurchase of the company's common stock.

Cash flow from operating activities was $705 million in the first half of 2001.

Capital expenditures totaled $1242 million in the first six months of 2001, compared with $1204 million in the first half of 2000.

Depreciation for the first half of 2001 was $731 million, compared with $550 million in the same period a year ago.

Debt-to-total-capital ratio was 0.09 at the end of the second quarter, versus
0.10 at the end of 2000.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

SPECIAL CHARGES AND GAINS

Second Quarter of 2001

At June 30, 2001, $118 million of the $271 million aggregate severance cost obligations for the first and second quarter 2001 worldwide cost reduction and restructuring actions affecting a total of 5439 employees had been paid. In total, these first and second quarter 2001 actions are expected to result in annualized savings of approximately $400 million. In the second quarter of 2001, pretax charges of $252 million net were taken, of which $214 million was severance cost for a worldwide cost-reduction program affecting 3778 employees and $35 million relates to the restructuring charges for the closing of three Semiconductor facilities (Merrimack, New Hampshire; Tustin, California; and Santa Cruz, California) affecting an additional 559 employees. Of the $35 million charge, $14 million was for severance cost and $16 million was for the acceleration of depreciation over the remaining service life of the facilities. Of the $252 million, $162 million was included in cost of revenues, $84 million is in selling, general and administrative expense and $6 million is in research and development expense. Also included was a $68 million increase to the income tax provision to adjust to the expected tax rate for the year.

First Quarter of 2001

In the first quarter of 2001, pretax charges of $50 million net were taken, of which $11 million was for severance cost for 241 first-quarter employee acceptances under the U.S. voluntary retirement program, $16 million was for severance cost for restructuring actions affecting 261 employees in international Semiconductor locations, and $25 million relates to the closing of a Semiconductor manufacturing facility in Santa Cruz, California. Of the $25 million charge, $16 million was for severance cost for 600 employees and $5 million was for acceleration of depreciation over the remaining service life of the facility. Of the $50 million, $44 million was included in cost of revenues, $7 million is in selling, general and administrative expense, $2 million is in research and development expense, and $3 million is in other income.

Second Quarter of 2000

In the second quarter of 2000, an investment gain of $1211 million, included in other income, was realized from the sale of 20 million shares of Micron common stock.

Purchased In-Process R&D Charges

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


Millions of Dollars
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Cost/time to
                                                           Purchased                                     complete R&D       Year
                                                           in-process                                       projects     cash flows
 Entity   Acquisition  Consid-            Other   Deferred    R&D     Appraisal   R&D       Discount -------------------- projected
acquired     date      eration  Goodwill  intan-  compen-    charge    method     focus       rate   At acquisi-    At    to begin
                                          gibles  sation                                                tion    June 2001
--------- ----------- --------- --------  ------  --------  --------  ---------  ---------  -------- ---------- --------- ---------
Alantro     Third      $277      $148     $ 81    $ 32       $ 52     Exclusion  Wireless     24%     $4.1/      $3.1/130    2002
 Commun-    quarter                                                   approach   networking           256        engineer
 ications,  2000                                                                 technology           engineer   months
 Inc.                                                                            for home             months
                                                                                 and office

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages B-43 and B-44 of the Registrant's proxy statement for the 2001 annual meeting of stockholders and is incorporated by reference to such proxy statement.

                          PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on April 19, 2001, the stockholders voted upon the election of directors.

The Board nominees were elected as directors with the following vote:

         Nominee                    For         Withheld

     James R. Adams            1,508,719,506    8,278,810
     David L. Boren            1,508,703,241    8,295,075
     James B. Busey            1,508,574,138    8,424,178
     Daniel A. Carp            1,508,866,014    8,132,302
     Thomas J. Engibous        1,508,420,528    8,577,788
     Gerald W. Fronterhouse    1,507,362,581    9,635,735
     David R. Goode            1,508,924,184    8,074,132
     Wayne R. Sanders          1,509,023,214    7,975,102
     Ruth J. Simmons           1,508,528,387    8,469,929


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Designation of
                Exhibits in
                This Report         Description of Exhibit
               --------------    -----------------------------


               11                Computation of Basic and Diluted Earnings
                                 Loss) Per Common and Dilutive Potential
                                 Common Share.

               12                Computation of Ratio of Earnings to Fixed
                                 Charges.


         (b)  Reports on Form 8-K.

During the quarter ended June 30, 2001, the Registrant filed reports on Form 8-K dated May 14 and June 18, 2001, each confirming its outlook for the second quarter of 2001 as set forth in the Outlook Section included in Item 2 of its Form 10-Q for the quarter ending March 31, 2001.

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


Date:  July 27, 2001