Form 10-Q
period 2001-09-30
TEXAS INSTRUMENTS INC
filed 2001-10-24
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.

                                      20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 2001            Commission File Number 1-3761


                         TEXAS INSTRUMENTS INCORPORATED
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                   75-0289970
------------------------               ------------------------------------
(State  of  Incorporation)            (I.R.S.  Employer  Identification  No.)



12500  TI  Boulevard,  P.O. Box 660199, Dallas, Texas                 75266-0199
-----------------------------------------------------                 ----------
(Address  of  principal  executive  offices)                          (Zip Code)


         Registrant's telephone number, including area code 972-995-3773
         ---------------------------------------------------------------


Indicate  by  check  mark  whether  the  Registrant  (1)  has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes   X     No
                                                        ------     ------


                                  1,732,198,880
  -----------------------------------------------------------------------------
         Number of shares of Registrant's common stock outstanding as of
                               September 30, 2001

                         PART I. - FINANCIAL INFORMATION



ITEM  1.  Financial  Statements
-----------------------------


                                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                                        Consolidated Financial Statements
                               (In millions of dollars, except per-share amounts.)


                                                                  For Three Months Ended  For Nine Months Ended
                                                                  ----------------------  ---------------------


                                                                    Sept. 30    Sept. 30   Sept. 30    Sept. 30
Operations                                                            2001       2000        2001       2000
----------                                                          --------    --------   --------    --------
Net revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,849    $  3,149   $  6,414    $  8,843
Operating costs and expenses:
  Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . .      1,424       1,637      4,452       4,544
  Research and development. . . . . . . . . . . . . . . . . . . .        358         533      1,216       1,306
  Selling, general and administrative . . . . . . . . . . . . . .        312         453      1,060       1,268
                                                                    --------    --------   --------    --------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,094       2,623      6,728       7,118
                                                                    --------    --------   --------    --------
Profit (loss) from operations . . . . . . . . . . . . . . . . . .       (245)        526       (314)      1,725
Other income (expense) net. . . . . . . . . . . . . . . . . . . .         37         565        201       2,039
Interest on loans . . . . . . . . . . . . . . . . . . . . . . . .        15          17         45          58
                                                                    --------    --------   --------    --------
Income (loss) before provision for income taxes and
  cumulative effect of an accounting change . . . . . . . . . . .       (223)      1,074       (158)      3,706
Provision (benefit) for income taxes. . . . . . . . . . . . . . .       (106)        398        (73)      1,284
                                                                    --------    --------   --------    --------
Income (loss) before cumulative effect of an accounting change. .       (117)        676        (85)      2,422
Cumulative effect of an accounting change . . . . . . . . . . . .         --          --         --         (29)
                                                                    --------    --------   --------    --------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .    $   (117)   $    676   $    (85)   $  2,393
                                                                    ========    ========   ========    ========
Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of an accounting change.   $   (.07)   $    .38   $   (.05)   $   1.36
  Cumulative effect of an accounting change . . . . . . . . . . .         --          --         --        (.02)
                                                                    --------    --------   --------    --------
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .   $   (.07)   $    .38   $   (.05)   $   1.34
                                                                    ========    ========   ========    ========
Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of an accounting change.   $   (.07)   $    .39   $   (.05)   $   1.41
  Cumulative effect of an accounting change . . . . . . . . . . .         --          --         --        (.01)
                                                                    --------    --------   --------    --------
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .   $   (.07)   $    .39   $   (.05)   $   1.40
                                                                    ========    ========   ========    ========

Cash dividends declared per share of common stock. . . . . . . . .  $   .021    $   .021   $   .064    $   .064



                     TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                            Consolidated Financial Statements
                   (In millions of dollars, except per-share amounts.)




                                                                     Sept. 30   Dec. 31
Balance Sheet                                                          2001      2000
-------------                                                        --------   --------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .   $    387   $    745
  Short-term investments . . . . . . . . . . . . . . . . . . . . .      2,605      3,258
  Accounts receivable, less allowance for losses of
    $74 million in 2001 and $54 million in 2000. . . . . . . . . .      1,449      2,204
  Inventories:
    Raw materials. . . . . . . . . . . . . . . . . . . . . . . . .        162        245
    Work in process. . . . . . . . . . . . . . . . . . . . . . . .        530        681
    Finished goods . . . . . . . . . . . . . . . . . . . . . . . .        208        307
                                                                     --------   --------
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        900      1,233
                                                                     --------   --------
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .        383        595
  Prepaid expenses and other current assets. . . . . . . . . . . .        380         80
                                                                     --------   --------
      Total current assets . . . . . . . . . . . . . . . . . . . .      6,104      8,115
                                                                     --------   --------
Property, plant and equipment at cost. . . . . . . . . . . . . . .      9,575      9,099
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .     (3,745)    (3,652)
                                                                     --------   --------
      Property, plant and equipment (net). . . . . . . . . . . . .      5,830      5,447
                                                                     --------   --------
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,392      2,400
Goodwill and other acquisition-related intangibles . . . . . . . .        792        961
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .        462        106
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        664        691
                                                                     --------   --------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 15,244   $ 17,720
                                                                     ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt . . . . . . . .   $     42   $    148
  Accounts payable and accrued expenses  . . . . . . . . . . . . .      1,367      1,921
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . .        200        323
  Accrued retirement and profit sharing contributions. . . . . . .         12        421
                                                                     --------   --------
      Total current liabilities. . . . . . . . . . . . . . . . . .      1,621      2,813
                                                                     --------   --------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .      1,222      1,216
Accrued retirement costs . . . . . . . . . . . . . . . . . . . . .        416        378
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .        162        469
Deferred credits and other liabilities . . . . . . . . . . . . . .        275        256

Stockholders' equity:
  Preferred stock, $25 par value. Authorized - 10,000,000 shares.
    Participating cumulative preferred. None issued. . . . . . . .         --         --
  Common stock, $1 par value. Authorized -  2,400,000,000 shares.
    Shares issued: 2001 - 1,740,329,349; 2000 - 1,733,237,248. . .      1,740      1,733
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .      1,287      1,185
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .      9,128      9,323
  Less treasury common stock at cost.
    Shares: 2001 - 8,130,469; 2000 - 1,184,880 . . . . . . . . . .       (320)       (93)
  Accumulated other comprehensive income (loss). . . . . . . . . .       (190)       574
  Deferred compensation. . . . . . . . . . . . . . . . . . . . . .        (97)      (134)
                                                                     --------   --------
      Total stockholders' equity . . . . . . . . . . . . . . . . .     11,548     12,588
                                                                     --------   --------
Total liabilities and stockholders' equity . . . . . . . . . . . .   $ 15,244   $ 17,720
                                                                     ========   ========



                       TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                              Consolidated Financial Statements
                     (In millions of dollars, except per-share amounts.)


                                                                      For Nine Months Ended
                                                                      ---------------------

                                                                       Sept. 30    Sept. 30
                                                                         2001        2000
                                                                       --------    --------
Cash Flows
----------
Cash flows from operating activities:
  Income (loss) before cumulative effect of an accounting change. . .  $    (85)   $  2,422
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,145         869
  Amortization of goodwill and other acquisition-related intangibles.       173          92
  Purchased in-process research and development . . . . . . . . . . .        --         112
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .         3          56
  Net currency exchange losses. . . . . . . . . . . . . . . . . . . .         5           8
  (Increase) decrease in working capital (excluding cash
    and cash equivalents, short-term investments, deferred
    income taxes, and loans payable and current portion
    long-term debt):
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . .        741        (580)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .        333        (176)
      Prepaid expenses and other current assets. . . . . . . . . . .        302           8
      Accounts payable and accrued expenses. . . . . . . . . . . . .       (603)        190
      Income taxes payable . . . . . . . . . . . . . . . . . . . . .        (42)        450
      Accrued retirement and profit sharing contributions. . . . . .       (399)        (17)
  Gain on sale of Micron common stock. . . . . . . . . . . . . . . .         --      (1,636)
  Increase in noncurrent accrued retirement costs. . . . . . . . . .        (30)        (80)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100        (135)
                                                                       --------    --------
Net cash provided by operating activities . . . . . . . . . . . . .       1,039       1,583

Cash flows from investing activities:
  Additions to property, plant and equipment. . . . . . . . . . . .      (1,554)     (1,789)
  Purchases of short-term investments . . . . . . . . . . . . . . .      (2,373)     (4,304)
  Sales and maturities of short-term investments. . . . . . . . . .       3,012       2,730
  Purchases of noncurrent investments . . . . . . . . . . . . . . .        (194)       (114)
  Sales of noncurrent investments . . . . . . . . . . . . . . . . .         102       2,160
  Acquisition of businesses, net of cash acquired . . . . . . . . .          --          (3)
                                                                       --------    --------
Net cash used in investing activities . . . . . . . . . . . . . . .      (1,007)     (1,320)

Cash flows from financing activities:
  Additions to loans payable. . . . . . . . . . . . . . . . . . . .          --           2
  Payments on loans payable . . . . . . . . . . . . . . . . . . . .          (2)        (19)
  Additions to long-term debt . . . . . . . . . . . . . . . . . . .           3         249
  Payments on long-term debt. . . . . . . . . . . . . . . . . . . .        (129)       (250)
  Dividends paid on common stock. . . . . . . . . . . . . . . . . .        (111)       (104)
  Sales and other common stock transactions . . . . . . . . . . . .         111         191
  Common stock repurchase program . . . . . . . . . . . . . . . . .        (310)       (133)
                                                                       --------    --------
Net cash used in financing activities . . . . . . . . . . . . . . .        (438)        (64)
Effect of exchange rate changes on cash . . . . . . . . . . . . . .          48         (42)
                                                                       --------    --------
Net increase (decrease) in cash and cash equivalents. . . . . . . .        (358)        157
Cash and cash equivalents, January 1. . . . . . . . . . . . . . . .         745         781
                                                                       --------    --------
Cash and cash equivalents, September 30 . . . . . . . . . . . . . .    $    387    $    938
                                                                       ========    ========

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                          Notes to Financial Statements


1. Diluted earnings (loss) per common share are based on average common and dilutive potential common shares outstanding (1,733.5 and 1,791.9 million shares for the third quarters of 2001 and 2000, and 1,734.6 and 1,788.3 million shares for the nine months ended September 30, 2001 and
2000).  For  the  third  quarter  of  2001  and  nine  months  ended  September
30, 2001, dilutive potential common shares have been excluded due to the net loss for the periods.

2. As of September 30, 2001, in millions of dollars, $184 of the $290 aggregate severance cost obligations for the first, second and third quarter 2001 worldwide cost reduction and restructuring actions affecting a total of 5724 employees had been paid. Loss for the third quarter of 2001 includes, in millions of dollars, net special charges of $37, of which $19 is severance cost for a worldwide cost reduction program affecting 285 employees and $16 relates to the restructuring charges for the closing of three Semiconductor facilities (Santa Cruz, California; Merrimack, New Hampshire; and Tustin, California). Of the $16, $15 is for the acceleration of depreciation over the remaining service life of the facilities. Of the $37 net special charges, $27 is included in cost of revenues, $8 is in selling, general and administrative expense and $2 is in research and development expense.

3. Loss for the second quarter of 2001 includes, in millions of dollars, net special charges of $252, of which $214 is severance cost for a worldwide cost-reduction program affecting 3778 employees and $35 relates to the restructuring charges for the closing of three Semiconductor facilities (Merrimack, New Hampshire; Tustin, California; and Santa Cruz, California) affecting an additional 559 employees. Of the  $35,  $14  is  for  severance  cost  and  $16  is  for  the acceleration of depreciation  over  the  remaining  service  life  of  the  facilities.  Of  the
$252 net special charges, $162 is included in cost of revenues, $84 is in selling, general and administrative expense and $6 is in research and development expense. Also included in the second quarter of 2001 is a $68 increase to the income tax provision to adjust to the expected tax rate for the year.

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

5. Income for the third quarter of 2000 includes, in millions of dollars, investment gains of $425, included in other income, from the sale of
5.6 million shares of Micron Technology, Inc. (Micron) common stock, and special charges of $163, of which $112 is for purchased in-process
R&D costs from the Dot Wireless, Inc. and Alantro Communications, Inc. acquisitions, $41 is for pooling of interests transaction costs from the Burr-Brown Corporation acquisition, and $10, net, is for several Semiconductor and Sensors & Controls restructuring and other actions in the U.S., Japan and Europe affecting 432 employees. As of September
30, 2001, $13 of the $19 severance cost obligation had been paid. Of the $163, $112 is included in research and development expense, $46 is in selling, general and administrative expense, $31 is in cost of revenues, $15 is in net revenues and $11 is in other income.

6. Income for the second quarter of 2000 includes, in millions of dollars, an investment gain of $1211 in other income from the sale of 20 million shares of Micron common stock.

7. Income for the first quarter of 2000 includes, in millions of dollars, special charges of $29 associated with actions including the closing of the Sensors & Controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 charge, $12 was for severance for 480 employees in Kentucky. As of September 30, 2001, $9 of the severance cost obligation had been paid. Of the $29, $20 is included in cost of revenues, $6 is in selling, general and administrative expense, and $3 is in research and development expense.

8. Total comprehensive income (loss), i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the third quarters of 2001 and 2000, in millions of dollars, was negative $991 and negative $1266. For the nine months ended September 30, 2001 and 2000, it was negative $849 and positive $1991.

9. There has been no significant change in the status of the audit investigation concerning grants from the Italian government.

10. Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate for 2001 is 46 percent. The primary reason the effective annualized tax rate for 2001 differs from the 35 percent statutory corporate tax rate is due to decreased profit combined with tax benefits such as the credit for research activities.

11. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of about $100 million ($0.06 per share). During 2002, the company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect, if any, these tests will have on the earnings and financial position of the company.

12. The statements of operations and statements of cash flows for the periods ended September 30, 2001, and the balance sheet at September 30, 2001, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown.

13.  Business  segment  information  is  as  follows:


                                          For Three Months Ended     For Nine Months Ended
                                           ----------------------    ---------------------

                                             Sept. 30    Sept. 30    Sept. 30    Sept. 30
Business Segment Net Revenues                  2001        2000        2001        2000
(millions of dollars)                        ---------   ---------   ---------   ---------
-----------------------------
Semiconductor
  Trade. . . . . . . . . . . . . . . . . .  $   1,450   $   2,688   $   5,275   $   7,576
  Intersegment . . . . . . . . . . . . . .          3           4          11          13
                                            ----------  ----------  ----------  ----------
                                                1,453       2,692       5,286       7,589
                                            ----------  ----------  ----------  ----------
Sensors & Controls
  Trade. . . . . . . . . . . . . . . . . .        221         245         736         780
  Intersegment . . . . . . . . . . . . . .          1          --           3          --
                                            ----------  ----------  ----------  ----------
                                                  222         245         739         780
                                            ----------  ----------  ----------  ----------
Educational & Productivity Solutions
  Trade. . . . . . . . . . . . . . . . . .        179         175         389         380

Corporate activities . . . . . . . . . . .         (5)         11         (12)          8
Divested activities. . . . . . . . . . . .         --          26          12          86
                                            ----------  ----------  ----------  ----------
Total. . . . . . . . . . . . . . . . . . .  $   1,849   $   3,149   $   6,414   $   8,843
                                            ==========  ==========  ==========  ==========



Business Segment Profit (Loss)
(millions of dollars)
------------------------------
Semiconductor. . . . . . . . . . . . . . .  $    (219)  $     681   $      48   $   1,927
Sensors & Controls . . . . . . . . . . . .         45          43         148         148
Educational & Productivity Solutions . . .         67          64         122         105
Corporate activities . . . . . . . . . . .        (45)        (53)       (125)       (180)
Special charges/gains and
  acquisition-related amortization,
  net of applicable profit sharing . . . .        (93)        221        (510)      1,353
Interest on loans/other income (expense) net,
  excluding a first-quarter 2001 gain
  of $3, a third-quarter 2000 gain of
  $436, and a second-quarter 2000 gain
  of $1211 included above in special
  charges/gains and acquisition-related
  amortization . . . . . . . . . . . . . .         22         112         153         334
Divested activities. . . . . . . . . . . .         --           6           6          19
                                            ----------  ----------  ----------  ----------

Income (loss) before provision for income
  taxes and cumulative effect of an
  accounting change. . . . . . . . . . . .  $    (223)  $   1,074   $    (158)  $   3,706
                                            ==========  ==========  ==========  ==========

14. Year-to-date acquisition-related purchased in-process research and development (R&D) charges were zero in 2001 and $112 million in 2000. These charges are for R&D from business purchase acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

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


Millions of Dollars
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Cost/time to
                                                           Purchased                                     complete R&D       Year
                                                           in-process                                       projects     cash flows
 Entity   Acquisition  Consid-            Other   Deferred    R&D     Appraisal   R&D       Discount -------------------- projected
acquired     date      eration  Goodwill  intan-  compen-    charge    method     focus       rate   At acquisi-    At    to begin
                                          gibles  sation                                                tion    Sept. 2001
--------- ----------- --------- --------  ------  --------  --------  ---------  ---------  -------- ---------- ---------- --------
Alantro     Third      $277      $148     $ 81    $ 32       $ 52     Exclusion  Wireless     24%     $4.1/      $1.7/66    2002
 Commun-    quarter                                                   approach   networking           256        engineer
 ications,  2000                                                                 technology           engineer   months
 Inc.                                                                            for home             months
                                                                                 and office

15. The following is a reconciliation of individual restructuring accruals (in millions of dollars).

                                                                                  Year  of  Charge
                                                      --------------------------------------------------------------------------
                                     Balance,  prior                  2000                                 2001
                                  actions - primarily ------------------------------------   -----------------------------------
                                      severance and                                           Voluntary/     SC         SC
                                         business      S&C        SC and S&C        E&PS     involuntary    site   international
                                       divestiture     site      restructuring    severance    program    closings restructuring
Description*                  Total      related      closing       actions        action      in U.S.    in U.S.     actions
------------                 -------  -------------  ---------  ---------------  -----------  ---------  ----------  ---------
BALANCE, DECEMBER 31, 2000   $   70   $         46   $     11   $           10   $        3

CHARGES:
Severance                        43                                                           $     11   $      16   $     16
Asset write-downs                 6                                                                              6
Various charges                   3                                                                              3

DISPOSITIONS:
Change in estimates              (1)                                        (1)
Non-cash write-down
  of assets                      (6)                                                                            (6)
Severance payments               (8)            (2)        (1)              (1)          (2)                               (2)
                             ------   -------------  ---------  ---------------    --------   --------    --------   --------

BALANCE, March 31, 2001         107             44         10                8            1         11          19         14
                             ------   ------------   --------   --------------   ----------   --------   ---------   --------

CHARGES:
Severance                       172                                                                 90          14         68
Asset write-downs                16                                                                             16
Various charges                   8                                                                  2           5          1
FAS 88                           56                                                                 48                      8

DISPOSITIONS:
Various payments                 (2)                                                                            (2)
Non-cash write-down
  of assets                     (16)                                                                           (16)
Pension payments                (56)                                                               (48)                    (8)
Severance payments              (72)            (5)        (4)              (2)          (1)       (46)         (1)       (13)
                             -------  -------------  ---------  ---------------  -----------  ---------  ----------  ---------

BALANCE, June 30, 2001          213             39          6                6            -         57          35         70
                             -------  -------------  ---------  ---------------  -----------  ---------  ----------  ---------

CHARGES:
Severance                        15                                                                                        15
Asset write-downs                15                                                                             15
Various charges                   3                                                                  2           1
FAS 88                            4                                                                                         4

DISPOSITIONS:
Various payments                 (3)                                                                            (3)
Non-cash write-down
  of assets                     (15)                                                                           (15)
Pension payments                 (4)                                                                                       (4)
Severance payments              (67)            (1)        (3)              (1)                    (16)         (4)       (42)
                             -------  -------------  ---------  ---------------  -----------  ---------  ----------  ---------

BALANCE, September 30, 2001  $  161   $         38   $      3   $            5   $        -   $     43   $      29   $     43
                             ======   ============   ========   ==============   ==========   ========   =========   ========

*Abbreviations
SC   =  Semiconductor Business
S&C  =  Sensors & Controls Business
E&PS =  Educational & Productivity Solutions Business

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Registrant (the "company" or "TI") announced third-quarter financial results that show the company's third-quarter revenue was $1849 million, down 9 percent from the second quarter and slightly better than the company's outlook issued in July for a decline of 10 to 15 percent. Orders, which had fallen 10 percent sequentially in the second quarter, declined 4 percent sequentially in the third quarter to $1638 million. Semiconductor orders were about even with the second-quarter level.

TI's overall book-to-bill for semiconductors continued to rise sequentially, and TI's DSP book-to-bill exceeded one for the second consecutive quarter. DSP revenue was up 10 percent sequentially and orders were up 11 percent sequentially. Orders for high-performance Analog turned the corner and increased 10 percent sequentially.

Inventory was reduced by $182 million from the end of the second quarter. Despite the decline in revenue, days of inventory were reduced to 58 from 72 at the end of the second quarter. Cash flow from operations was $334 million, and free cash flow was $22 million. The company also repurchased $152 million of company stock.

SUMMARY  OF  FINANCIAL  RESULTS

For  the  third  quarter  of  2001,  TI  reported  the  following:

- Total revenue for TI was $1849 million, down 41 percent from $3149 million in the year-ago quarter and down 9 percent sequentially due to weakness in Semiconductor.

- Cost of revenues in the third quarter was $1424 million, compared with $1637 million in the year-ago quarter. Cost of revenues decreased primarily due to decreased Semiconductor revenue.

- Research and development (R&D) totaled $358 million, down from $533 million in the third quarter of 2000 primarily due to acquisition-related charges for in-process R&D in the third quarter of 2000.

- Selling, general and administrative expense in the quarter was $312 million, down from $453 million in the year-ago quarter due to savings resulting from restructuring activities and tight spending controls.

- Other income (expense) net decreased from $565 million in the third quarter of 2000 to $37 million in the third quarter of 2001, primarily due to a gain on the sale of Micron stock in the third quarter of 2000.

-  The  income  tax  rate  for  the  quarter  was  47  percent.

- TI orders in the third quarter were $1638 million, compared with $3250 million in the year-ago quarter and $1704 million in the second quarter.

Results for the third quarter of 2001 include net special charges of $37 million, of which $19 million is severance cost for a worldwide cost-reduction program and $16 million relates to the restructuring charges for the closing of three Semiconductor facilities (Santa Cruz, California; Merrimack, New Hampshire; and Tustin, California). Of the $16 million,
$15 million is for the acceleration of depreciation over the remaining service life of the facilities. Also included is amortization of goodwill and other acquisition-related intangibles of $56 million.

For the second quarter of 2001, results include net special charges of $252 million, of which $214 million is severance cost for a worldwide cost-reduction program and $35 million relates to the restructuring charges for the closing of three Semiconductor facilities (Merrimack, New Hampshire; Tustin, California; and Santa Cruz, California). In addition, TI recorded a $68 million increase to the income tax provision to adjust to the expected tax rate for the year. Also included is amortization of goodwill and other acquisition-related intangibles of $58 million.

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

For the third quarter of 2000, results include investment gains of $425 million, included in other income, from the sale of 5.6 million shares of Micron Technology, Inc. (Micron) common stock, and net special charges of $163 million, of which $112 million is for purchased in-process R&D costs from the Dot Wireless, Inc. and Alantro Communications, Inc. acquisitions, $41 million is for pooling of interests transaction costs from the Burr-Brown Corporation acquisition, and $10 million, net, is for several
Semiconductor and Sensors & Controls restructuring and other actions in the U.S., Japan and Europe. Also included is amortization of goodwill and other acquisition-related intangibles of $41 million.

For the second quarter of 2000, results include an investment gain of $1211 million, included in other income, from the sale of 20 million shares of Micron common stock. Also included is amortization of goodwill and other acquisition-related intangibles of $25 million.

For the first quarter of 2000, results included net special charges of $29 million for actions including the closing of a Sensors & Controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Also included is amortization of goodwill and other acquisition-related intangibles of $25 million.

Additional information relating to these items appears below under the heading "Special Charges and Gains."

OUTLOOK

It appears that third quarter of 2001 will mark the bottom for semiconductor orders, and the floor for revenue should be set in the fourth quarter. Fourth-quarter TI revenue is expected to decline about 10 percent sequentially, mostly due to normal seasonal declines in Educational & Productivity Solutions (E&PS) as well as continued weakness in Semiconductor.

Specifically, TI expects the following for the fourth quarter compared to the third quarter:

- In Semiconductor, revenue will decline about 5 percent as continued growth in DSP is more than offset by declines in other products.

-  Sensors  &  Controls  revenue  will  be  about  even.

- E&PS revenue will decline by about $110 million, or 60 percent, as the back-to-school season for educational products ends.

- Operating margin will decline about 9 percentage points before the effect of special charges and amortization of goodwill and other acquisition-related intangibles, reflecting the lower revenue level and further reductions in inventory.

- Non-operating income will decline about $10 million reflecting lower interest rates.

- Loss per share will be about 6 cents more in the fourth quarter, compared with the third quarter, before the effect of special charges and amortization of goodwill and other acquisition-related intangibles.

For  2001,  TI  expects  the  following:

- R&D of $1.5 billion, excluding acquisition-related amortization and purchased in-process R&D, compared with the company's prior estimate of $1.6 billion and last year's $1.6 billion.

- Capital expenditures of $1.8 billion, unchanged from the prior estimate and down about 35 percent from last year.

- Depreciation of $1.6 billion, compared with the prior estimate of $1.5 billion and up about 30 percent from last year.

SEMICONDUCTOR

Semiconductor revenue in the third quarter was $1453 million, down from $2692 million in the year-ago period. Revenue was down from $1657 million in the second quarter due to continued weakness across most Semiconductor products, excluding DSP.

As a result of lower revenue, Semiconductor had a $219 million operating loss, compared with an operating profit of $681 million in the year-ago period and an operating loss of $37 million in the second quarter.

Analog revenue was down 45 percent from the year-ago period and 16 percent sequentially due to broad based weakness in demand. In the first nine months of the year, about 40 percent of total Semiconductor revenue came from Analog.

DSP revenue decreased 37 percent from the year-ago quarter due to broad based weakness in demand but increased 10 percent sequentially due to strength in wireless. In the first nine months of the year, about 25 percent of total Semiconductor revenue came from DSP.

TI's remaining Semiconductor revenue decreased from the year-ago quarter and sequentially.

TI's  Semiconductor  revenue  in  key  markets  was  as  follows:

- Wireless revenue was down 42 percent from the year-ago period but increased 16 percent sequentially. In the first nine months of the year, about 20 percent of total Semiconductor revenue came from wireless.

- Revenue from TI's catalog products, comprised of high-performance Analog and DSP, declined 52 percent from the year-ago quarter and 16 percent sequentially. In the first nine months of the year, about 15 percent of total Semiconductor revenue came from catalog products.

- Broadband communications revenue, which includes digital subscriber line (DSL) and cable modems, was up 8 percent from the year-ago quarter but declined 53 percent sequentially. In the first nine months of the year, about 5 percent of total Semiconductor revenue came from broadband communications.

- Semiconductor orders were $1308 million, compared with $2884 in the year-ago period and $1321 million in the second quarter.

SENSORS  &  CONTROLS

Revenue was $222 million, compared with $245 million in the year-ago period due to overall market weakness, and down from $257 million in the second quarter due to seasonal patterns in the heating and air conditioning industry and market weakness.

Operating profit was $45 million, or 20.2 percent of revenue. Operating profit in the year-ago period was $43 million, or 17.5 percent of revenue. Operating profit in the second quarter was $52 million, or 20.2 percent of revenue.

EDUCATIONAL  &  PRODUCTIVITY  SOLUTIONS  (E&PS)

E&PS revenue was $179 million, compared with $175 million in the year-ago quarter. Sequentially, revenue increased by $50 million due to back-to-school sales of educational products.

Operating profit was $67 million, or 37.3 percent of revenue, compared with $64 million, or 36.3 percent of revenue in the year-ago quarter. Operating profit increased 76 percent from the second quarter's $38 million due to seasonality.

FIRST  NINE  MONTHS  OF  2001

For  the  first  nine  months  of  2001,  TI  reported  the  following:

- TI revenue was $6414 million, down from $8843 million in the first nine months of 2000, due to Semiconductor. The decrease in Semiconductor revenue for the first nine months of 2001 was primarily due to weakness across most Semiconductor products. The decrease in Sensors & Controls was primarily due to overall market weakness. E&PS was up slightly due to strength of educational products.

- Cost of revenues was $4452 million compared with $4544 million in the year-ago period. Cost of revenues decreased primarily due to decreased Semiconductor revenue.

- R&D totaled $1216 million, compared with $1306 million in the first nine months of 2000. The decrease was primarily due to acquisition-related charges for purchased in-process R&D in the first nine months of 2000.

- Selling, general and administrative expense was $1060 million, down from $1268 million in the year-ago period primarily due to cost reduction actions and reduced profit sharing.

- Other income (expense) net decreased from $2039 million in the first nine months of 2000 to $201 million for the first nine months of 2001, primarily due to the sale of Micron stock in 2000.

-    The  income  tax  rate  was  46  percent.

- Orders were $5239 million, down from $9601 million for the same period a year ago, primarily due to weakness in Semiconductor. Semiconductor orders for the first nine months were down, primarily due to a combination of weak electronic end-equipment markets and excess customer inventories. Sensors & Controls orders were down due to overall market weakness. E&PS orders were up slightly due to strength of educational products.

FINANCIAL  CONDITION

In the first nine months of 2001, cash and cash equivalents plus short-term investments decreased by $1011 million to $2992 million, primarily due to capital expenditures. During the third quarter of 2001, cash and cash equivalents plus short-term investments decreased by $22 million due to the repurchase of the company's common stock.

Cash flow from operating activities was $1039 million in the first three quarters of 2001.

Capital expenditures totaled $1554 million in the first nine months of 2001, compared with $1789 million in the first nine months of 2000. Capital expenditures totaled $312 million in the third quarter of 2001 versus $585 million in the year-ago quarter.

Depreciation for the first three quarters of 2001 was $1145 million, compared with $869 million in the same period a year ago. Depreciation for the third quarter of 2001 was $414 million, versus $319 million in the year-ago quarter.

Debt-to-total-capital ratio was 0.10 at the end of the third quarter, the same as at the end of 2000.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $100 million ($0.06 per share). During 2002, the company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect, if any, these tests will have on the earnings and financial position of the company.

SPECIAL  CHARGES  AND  GAINS

Third  Quarter  of  2001

As of September 30, 2001, $184 million of the $290 million aggregate severance cost obligations for the first, second and third quarter 2001 worldwide  cost  reduction  and  restructuring actions affecting a total of 5724 employees had been paid. In total, these first, second and third quarter 2001 actions are expected to result in annualized savings of approximately
$400 million. In the third quarter of 2001, pretax charges of $37 million net were taken, of which $19 million was severance cost for a worldwide cost-reduction program affecting 285 employees and $16 million relates to the restructuring charges for the closing of three Semiconductor facilities (Santa Cruz, California; Merrimack, New Hampshire; and Tustin, California). Of the $16 million, $15 million was for the acceleration of depreciation over the remaining service life of the facilities. Of the $37 million, $27 million is included in cost of revenues, $8 million is in selling, general and administrative expense and $2 million is in research and development expense.

Second  Quarter  of  2001

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

Third  Quarter  of  2000

In the third quarter of 2000, TI recorded investment gains of $425 million from the sale of 5.6 million shares of Micron Technology, Inc. (Micron) common stock, offset by special charges of $163 million net, of which $112 million was for purchased in-process R&D costs from the Dot Wireless, Inc. and Alantro Communications, Inc. acquisitions, $41 million was for acquisition costs from the pooling of interests with Burr-Brown Corporation, and $10 million, net, was for several Semiconductor and Sensors & Controls restructuring and other actions in the U.S., Japan and Europe affecting 432 employees. Of the $163 million, $112 million was included in research and development expense, $46 million is in selling, general and administrative expense, $31 million is in cost of revenues, $15 million is in net revenues and $11 million is in other income. The primary benefit from the above actions is reduced personnel costs, which are estimated to reach $31 million annually. The benefit began in the fourth quarter of 2000. As of September 30, 2001, $13 million of the $19 million severance cost obligation had been paid.

Second  Quarter  of  2000

In the second quarter of 2000, an investment gain of $1211 million, included in other income, was realized from the sale of 20 million shares of Micron common stock.

First  Quarter  of  2000

In the first quarter of 2000, pretax charges of $29 million net were taken, associated with actions including the closing of the Sensors & Controls manufacturing facility in Versailles, Kentucky, and TI's acquisition of Toccata Technology ApS. Of the $29 million charge, $12 million was for severance for the elimination of 480 jobs in Kentucky. Of the $29 million, $20 million was included in cost of revenues, $6 million is in selling, general and administrative expense and $3 million is in research and development expense. The primary benefit from the Kentucky action is reduced personnel costs, which are estimated to reach $10 million annually. The benefit began in the fourth quarter of 2000. As of September 30, 2001, $9 million of the severance cost obligation had been paid.

Purchased  In-Process  R&D  Charges

Year-to-date acquisition-related purchased in-process research and development (R&D) charges were zero in 2001 and $112 million in 2000. These charges are for R&D from business purchase acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

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


Millions of Dollars
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Cost/time to
                                                           Purchased                                     complete R&D       Year
                                                           in-process                                       projects     cash flows
 Entity   Acquisition  Consid-            Other   Deferred    R&D     Appraisal   R&D       Discount -------------------- projected
acquired     date      eration  Goodwill  intan-  compen-    charge    method     focus       rate   At acquisi-    At    to begin
                                          gibles  sation                                                tion    Sept. 2001
--------- ----------- --------- --------  ------  --------  --------  ---------  ---------  -------- ---------- ---------  --------
Alantro     Third      $277      $148     $ 81    $ 32       $ 52     Exclusion  Wireless     24%     $4.1/      $1.7/66    2002
Commun-     quarter                                                   approach   networking           256        engineer
ications,   2000                                                                 technology           engineer   months
Inc.                                                                             for home             months
                                                                                 and office

ITEM  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

Information concerning market risk is contained on pages B-43 and B-44 of the Registrant's proxy statement for the 2001 annual meeting of stockholders and is incorporated by reference to such proxy statement.

                           PART II - OTHER INFORMATION

ITEM  6.  Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits

        Designation  of
          Exhibits  in
         This  Report          Description  of  Exhibit
        --------------       ------------------------------------------

          11                    Earnings  (Loss)  Per  Common  and  Dilutive
                                Potential  Common  Share

          12                    Computation  of  Ratio  of  Earnings  to
                                Fixed  Charges

     (b)  Reports  on  Form  8-K

During the quarter ended September 30, 2001, the Registrant filed reports on Form 8-K dated August 14, 2001 and September 5, 2001, each confirming its outlook for the third quarter of 2001 as set forth in the Outlook Section included in Item 2 of its Form 10-Q for the quarter ending June 30, 2001.

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

                                 TEXAS  INSTRUMENTS  INCORPORATED


                                   BY:  /s/ WILLIAM A. AYLESWORTH
                                   ------------------------------
                                   William  A.  Aylesworth
                                   Senior  Vice  President,
                                   Treasurer  and
                                   Chief  Financial  Officer

Date:  October 24,  2001

                                                                 EXHIBIT  11
                                                                 -----------



                                   TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                               EARNINGS (LOSS) PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE



                                                                    For Three Months Ended    For Nine Months Ended
                                                                    ----------------------    ---------------------
                                                                     Sept. 30     Sept. 30    Sept. 30     Sept. 30
                                                                       2001         2000          2001       2000
                                                                   ----------   ----------  -----------  -----------
Income (loss) before cumulative effect of an accounting change. .  $     (117)  $      676  $      (85)  $    2,422

Add: Interest, net of tax effect, on convertible
  debentures assumed converted. . . . . . . . . . . . . . . . . .          --            2          --            4
                                                                   -----------  ----------  -----------  -----------
Adjusted income (loss) before cumulative effect
  of an accounting change . . . . . . . . . . . . . . . . . . . .        (117)         678         (85)       2,426
Cumulative effect of an accounting change . . . . . . . . . . . .          --           --          --          (29)
                                                                   -----------  ----------  -----------  -----------

Adjusted net income (loss) in millions. . . . . . . . . . . . . .  $     (117)  $      678  $      (85)  $    2,397
                                                                   ===========  ==========  ===========  ===========


Diluted earnings(loss) per common and dilutive potential common share:
---------------------------------------------------------------------
Weighted average common shares outstanding (in thousands) . . . .   1,733,511    1,720,890   1,734,555    1,712,804
  Weighted average dilutive potential common shares:
    Stock option and compensation plans . . . . . . . . . . . . .          --       65,358          --       71,049
  Convertible debentures. . . . . . . . . . . . . . . . . . . . .          --        5,625          --        4,496
                                                                   -----------  ----------  -----------  -----------

Weighted average common and dilutive potential common shares. . .   1,733,511    1,791,873   1,734,555    1,788,349
                                                                   ===========  ==========  ===========  ===========


Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of an accounting change.  $    (0.07)  $     0.38  $    (0.05)  $     1.36
  Cumulative effect of an accounting change . . . . . . . . . . .          --           --          --        (0.02)
                                                                   -----------  ----------  -----------  -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $    (0.07)  $     0.38  $    (0.05)  $     1.34
                                                                   ==========   ==========  ==========   ==========


Basic earnings (loss) per common share:
--------------------------------------
Weighted average common shares outstanding (in thousands) . . . .   1,733,511    1,720,890   1,734,555    1,712,804
                                                                   ==========   ==========  ==========   ==========


Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of an accounting change.  $    (0.07)  $     0.39  $    (0.05)  $     1.41
  Cumulative effect of an accounting change . . . . . . . . . . .          --           --          --        (0.01)
                                                                   -----------  ----------  -----------  -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $    (0.07)  $     0.39  $    (0.05)  $     1.40
                                                                   ===========  ==========  ===========  ===========

                                                                Exhibit  12
                                                               ------------





                     TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  (Dollars in millions)




                                                                          For Nine Months
                                                                          Ended Sept. 30
                                                                          --------------

                                     1996   1997   1998    1999    2000    2000    2001
                                     -----  -----  -----  ------  ------  ------  ------
Earnings:
  Income (loss) from continuing operations
    before income taxes plus fixed
    charges and amortization of
    capitalized interest less
    interest capitalized. . . . . .  $ 190  $ 973  $ 815  $2,205  $4,702  $3,799  $ (74)
                                     =====  =====  =====  ======  ======  ======  ======

Fixed charges:
  Total interest on loans (expensed
    and capitalized . . . . . . . .    108    115     86      84      98      75     58
  Interest attributable to rental
    and lease expense . . . . . . .     44     44     41      30      32      23     26
                                     -----  -----  -----  ------  ------  ------  ------

Fixed charges . . . . . . . . . . .  $ 152  $ 159  $ 127  $  114  $  130  $   98  $  84
                                     =====  =====  =====  ======  ======  ======  ======

Ratio of earnings to fixed charges.    1.2    6.1    6.4    19.3    36.2    38.8     *



*  Not  meaningful.  The  coverage deficiency was $158 million for the nine months ended
September  30,  2001.