Form 10-Q/A
period 2001-09-30
TEXAS INSTRUMENTS INC
filed 2001-11-01
CIK 97476

SECURITIES  AND  EXCHANGE  COMMISSION


                                Washington,  D.C.

                                      20549


                                    FORM  10-Q/A


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


         Registrant's  telephone  number,  including  area  code  972-995-3773
         ---------------------------------------------------------------------


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

The cash flows statement to the Registrant's quarterly report on Form 10-Q for the period ended September 30, 2001 is hereby amended and restated in its entirety to correct the filing made on October 24, 2001 and will be effective for all purposes as of that date. Specifically, the line item for prepaid expenses and other current assets for the nine months ended September 30, 2001, has been corrected.

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


                                   TEXAS  INSTRUMENTS  INCORPORATED


                                   BY: /s/ WILLIAM A. AYLESWORTH
                                   ------------------------------
                                   William  A.  Aylesworth
                                   Senior  Vice  President,
                                   Treasurer  and
                                   Chief  Financial  Officer

Date:  October  31,  2001



                       TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                              Consolidated Financial Statements
                     (In millions of dollars, except per-share amounts.)


                                                                      For Nine Months Ended
                                                                      ---------------------

                                                                       Sept. 30    Sept. 30
                                                                         2001        2000
                                                                       --------    --------
Cash Flows
----------
Cash flows from operating activities:
  Income (loss) before cumulative effect of an accounting change. . .  $    (85)   $  2,422
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,145         869
  Amortization of goodwill and other acquisition-related intangibles.       173          92
  Purchased in-process research and development . . . . . . . . . . .        --         112
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .         3          56
  Net currency exchange losses. . . . . . . . . . . . . . . . . . . .         5           8
  (Increase) decrease in working capital (excluding cash
    and cash equivalents, short-term investments, deferred
    income taxes, and loans payable and current portion
    long-term debt):
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . .        741        (580)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .        333        (176)
      Prepaid expenses and other current assets. . . . . . . . . . .       (302)          8
      Accounts payable and accrued expenses. . . . . . . . . . . . .       (603)        190
      Income taxes payable . . . . . . . . . . . . . . . . . . . . .        (42)        450
      Accrued retirement and profit sharing contributions. . . . . .       (399)        (17)
  Gain on sale of Micron common stock. . . . . . . . . . . . . . . .         --      (1,636)
  Increase in noncurrent accrued retirement costs. . . . . . . . . .        (30)        (80)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100        (135)
                                                                       --------    --------
Net cash provided by operating activities . . . . . . . . . . . . .       1,039       1,583

Cash flows from investing activities:
  Additions to property, plant and equipment. . . . . . . . . . . .      (1,554)     (1,789)
  Purchases of short-term investments . . . . . . . . . . . . . . .      (2,373)     (4,304)
  Sales and maturities of short-term investments. . . . . . . . . .       3,012       2,730
  Purchases of noncurrent investments . . . . . . . . . . . . . . .        (194)       (114)
  Sales of noncurrent investments . . . . . . . . . . . . . . . . .         102       2,160
  Acquisition of businesses, net of cash acquired . . . . . . . . .          --          (3)
                                                                       --------    --------
Net cash used in investing activities . . . . . . . . . . . . . . .      (1,007)     (1,320)

Cash flows from financing activities:
  Additions to loans payable. . . . . . . . . . . . . . . . . . . .          --           2
  Payments on loans payable . . . . . . . . . . . . . . . . . . . .          (2)        (19)
  Additions to long-term debt . . . . . . . . . . . . . . . . . . .           3         249
  Payments on long-term debt. . . . . . . . . . . . . . . . . . . .        (129)       (250)
  Dividends paid on common stock. . . . . . . . . . . . . . . . . .        (111)       (104)
  Sales and other common stock transactions . . . . . . . . . . . .         111         191
  Common stock repurchase program . . . . . . . . . . . . . . . . .        (310)       (133)
                                                                       --------    --------
Net cash used in financing activities . . . . . . . . . . . . . . .        (438)        (64)
Effect of exchange rate changes on cash . . . . . . . . . . . . . .          48         (42)
                                                                       --------    --------
Net increase (decrease) in cash and cash equivalents. . . . . . . .        (358)        157
Cash and cash equivalents, January 1. . . . . . . . . . . . . . . .         745         781
                                                                       --------    --------
Cash and cash equivalents, September 30 . . . . . . . . . . . . . .    $    387    $    938
                                                                       ========    ========