Form 10-K405
period 2001-12-31
TEXAS INSTRUMENTS INC
filed 2002-03-04
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
                          Commission File Number 1-3761

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $53,500,000,000 as of January 31, 2002.

                                  1,736,248,062
      ---------------------------------------------------------------------
      (Number of shares of common stock outstanding as of January 31, 2002)

Parts I, II, III and IV hereof incorporate information by reference to the Registrant's proxy statement for the 2002 annual meeting of stockholders.

                                     PART I

ITEM  1.   Business.

General  Information
--------------------

Texas Instruments Incorporated ("TI" or the "company," including subsidiaries except where the context indicates otherwise) is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in more than 25 countries. TI's largest geographic markets are in the United States, Asia, Japan and Europe. TI has been in operation since 1930.

The financial information with respect to TI's business segments and operations outside the United States, which is contained in the note to the financial statements captioned "Business Segment and Geographic Area Data" on pages C-25 through C-27 of TI's proxy statement for the 2002 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

Semiconductor
-------------

TI is a global semiconductor company and a leading designer and supplier of digital signal processors and analog integrated circuits, the engines driving the digitization of electronics. These two types of semiconductor products work together in digital electronic devices such as digital cellular phones. Digital signal processors and analog integrated circuits enable a wide range of new products and features for TI's more than 30,000 customers in commercial, industrial and consumer markets.

TI also is a world leader in the design and manufacturing of other semiconductor products. Those products include standard logic devices, application-specific integrated circuits, reduced instruction-set computing microprocessors, microcontrollers and digital imaging devices.

The semiconductor business comprised 83% of TI's 2001 revenues. TI's semiconductor products are used in a diverse range of electronic systems, including cellular telephones, personal computers, servers, communications infrastructure equipment, digital cameras, digital audio players, motor controls, automobiles and digital imaging systems including projector and television systems. Products are sold to original-equipment manufacturers, contract manufacturers and distributors. TI's semiconductor patent portfolio has been established as an ongoing contributor to semiconductor revenues. Revenues generated from sales to TI's top five semiconductor customers accounted for approximately 29% of total semiconductor revenues in 2001.

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


Other TI Businesses
-------------------

In addition to semiconductors, TI has two other principal segments. The largest, representing 12% of TI's 2001 revenues, is Sensors & Controls. This business sells electrical and electronic controls, sensors and radio-frequency identification systems into commercial and industrial markets. Typically the top supplier in targeted product areas, Sensors & Controls faces strong multinational and regional competitors. The primary competitive factors in this business are product reliability, manufacturing costs and engineering expertise. The products of the business are sold to original equipment manufacturers and distributors. Revenues generated from sales to TI's top five Sensors & Controls customers accounted for approximately 24% of total Sensors & Controls revenues in 2001.

Educational & Productivity Solutions (E&PS) represents 5% of TI's 2001 revenues and is a leading supplier of graphing and educational calculators. This business sells primarily through retailers and to schools through instructional dealers. TI's principal competitors in this business are Japan- and U.S.-based companies. Technology expertise, price and infrastructure for education and market understanding are primary competitive factors in this business. Revenues generated from sales to TI's top five E&PS customers accounted for approximately 44% of total E&PS revenues in 2001.


Acquisitions  and  Divestitures
-------------------------------

From time to time TI considers acquisitions and divestitures that may strengthen its business portfolio. TI may effect one or more of these transactions at such time or times as it determines to be appropriate. In the third quarter of 2001, TI acquired Graychip, a developer of digital up- and down-converters. This acquisition strengthened TI's product offering for high-speed signal processing applications such as digital radio, wireless basestations, point-to-point microwave communications, broadband wireless access, cable modem head-ends, and digital video systems. Graychip also provided expertise in data conversion across multiple cellular standards.


Backlog
-------

The dollar amount of backlog of orders believed by TI to be firm was $1036 million as of December 31, 2001 and $2411 million as of December 31, 2000. Backlog orders are, under certain circumstances, subject to cancellation. Also, there is generally a short cycle between order and shipment. Accordingly, the company believes that its backlog as of any particular date may not be indicative of revenue for any future period.

Raw  Materials
--------------

TI purchases materials, parts and supplies from a number of suppliers. The materials, parts and supplies essential to TI's business are generally available at present and TI believes at this time that such materials, parts and supplies will be available in the foreseeable future.


Patents  and  Trademarks
------------------------

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


Research  and  Development
--------------------------

TI's research and development expense was $1598 million in 2001, compared with $1747 million in 2000 and $1379 million in 1999. Included is a charge for the value of acquisition-related purchased in-process research and development of zero in 2001, $112 million in 2000 and $79 million in 1999.


Seasonality
-----------

TI's revenues and operating results are subject to some seasonal variation.


Employees
---------

The information concerning the number of persons employed by TI at December 31, 2001 on page C-31 of TI's proxy statement for the 2002 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


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


Further Weakening or Delayed Recovery in the Semiconductor Market May Adversely
-------------------------------------------------------------------------------
Affect TI's Performance.
-----------------------

TI's semiconductor business represents its largest business segment and the principal source of its revenues. The semiconductor market has historically been cyclical and subject to significant economic downturns. After strong growth in 1999 and 2000, the semiconductor market declined significantly in 2001. Further weakening or delayed recovery in the semiconductor market could adversely affect TI's results of operations and have an adverse effect on the market price of its securities. In particular, TI's strategic focus in this business is on the development and marketing of digital signal processors and analog integrated circuits. While TI believes that focusing its efforts on digital signal processors and analog integrated circuits offers the best opportunity for TI to achieve its strategic goals and that TI has developed, and will continue to develop, a wide range of innovative and technologically advanced products, the results of TI's operations may be adversely affected in the future if demand for digital signal processors or analog integrated circuits decreases or if these markets or key end-equipment markets such as telecommunications and computers grow at a pace significantly less than that expected by management.


The Technology Industry is Characterized by Rapid Technological Change that
---------------------------------------------------------------------------
Requires TI to Develop New Technologies and Products.
----------------------------------------------------

TI's results of operations depend in part upon its ability to successfully develop, manufacture and market innovative products in a rapidly changing technological environment. TI requires significant capital to develop new technologies and products to meet changing customer demands that, in turn, may result in shortened product lifecycles. Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. As a result, there can be no assurance that TI will successfully develop and market these new products, that the products TI does develop and market will be well received by customers or that TI will realize a return on the capital expended to develop such products.


TI Faces Substantial Competition that Requires TI to Respond Rapidly to Product
-------------------------------------------------------------------------------
Development and Pricing Pressures.
---------------------------------


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


TI's Performance Depends upon its Ability to Enforce Its Intellectual Property
------------------------------------------------------------------------------
Rights and to Develop or License New Intellectual Property.
----------------------------------------------------------

TI benefits from royalties generated from various license agreements that will generally be in effect through the year 2005. Access to worldwide markets depends on the continued strength of TI's intellectual property portfolio. Future royalty revenue depends on the strength of TI's portfolio and enforcement efforts, and on the sales and financial stability of TI's licensees. TI actively enforces and protects its intellectual property rights, but there can be no assurance that TI's efforts will be adequate to prevent the misappropriation or improper use of the protected technology. Moreover, there can be no assurance that, as TI's business expands into new areas, TI will be able to independently develop the technology, software or know-how necessary to conduct its business or that it can do so without infringing the intellectual property rights of others. TI may have to rely increasingly on licensed technology from others. To the extent that TI relies on licenses from others, there can be no assurance that it will be able to obtain all of the licenses it desires in the future on terms it considers reasonable or at all.


A Decline in Demand in Certain End-User Markets Could Have a Material Adverse
-----------------------------------------------------------------------------
Effect on the Demand for TI's Products and Results of Operations.
----------------------------------------------------------------

TI's customer base includes companies in a wide range of industries, but TI generates a significant amount of revenues from sales to customers in the telecommunications and computer-related industries. Within these industries, a large portion of TI revenues is generated by the sale of digital signal processors and analog integrated circuits to customers in the cellular phone, personal computer and communications infrastructure markets. Many of TI's end-user markets declined significantly in 2001. Further decline in any one or several of these end-user markets could have a material adverse effect on the demand for TI's products and its results of operations.


TI's Global Manufacturing, Design and Sales Activities Subject It to Risks
--------------------------------------------------------------------------
Associated with Legal, Political, Economic or Other Changes.
-----------------------------------------------------------

TI operates in more than 25 countries worldwide and in 2001 more than 72% of its revenues came from sales to locations outside the United States. Operating internationally exposes TI to changes in the laws or policies, as well as the general economic conditions, security risks and possible disruptions in transportation networks, of the various countries in which it operates, which could result in an adverse effect on TI's business operations in such countries and its results of operations. Also, as discussed in more detail on pages C-12 and C-37 of TI's proxy statement for the 2002 annual meeting of stockholders, TI uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on the company's non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar strengthens in relation to the non-U.S. currencies in which TI transacts business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on TI's non-U.S. business.


The Loss of or Significant Curtailment of Purchases by any of TI's Largest
--------------------------------------------------------------------------
Customers Could Adversely Affect TI's Results of Operations.
-----------------------------------------------------------

While TI generates revenues from thousands of customers worldwide, the loss of or significant curtailment of purchases by one or more of its top customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, or the timing of customer inventory adjustments may adversely affect TI's results of operations.


TI's Performance Depends on the Availability of Raw Materials and Critical
--------------------------------------------------------------------------
Manufacturing Equipment.
-----------------------

Limited or delayed access to key raw materials used in the manufacturing process or critical manufacturing equipment could adversely impact TI's results of operations.


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

ITEM 2.  Properties.

TI's principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. TI owns and leases facilities in the United States and 16 other countries for manufacturing, design and related purposes. The following table indicates the general location of TI's principal manufacturing and design operations and the business segments which make major use of them. Except as otherwise indicated, these facilities are owned by TI.

                                        Sensors
                       Semiconductor   & Controls       E&PS
                       -------------   ------------     ----
Dallas,  Texas(1)              X                          X
Houston,  Texas                X
Sherman,  Texas(1)(2)          X
Tucson,  Arizona               X
Attleboro,                     X             X
  Massachusetts
Bangalore,  India              X
Hiji,  Japan                   X
Miho,  Japan                   X
Tokyo,  Japan                  X
Kuala  Lumpur,                 X             X
  Malaysia(3)
Baguio,                        X
  Philippines(4)
Taipei,  Taiwan                X
Nice,  France                  X
Freising,  Germany             X             X
Aguascalientes,  Mexico        X             X
--------------------

(1) Certain facilities or portions thereof in Dallas and Sherman are leased to Raytheon Company or Raytheon-related entities in connection with the sale in 1997 of TI's defense systems and electronics business.
(2)  Leased.
(3) Approximately half of this site is owned on leased land; the remainder is leased.
(4)  Owned on leased land.


TI's facilities in the United States contained approximately 15,800,000 square feet as of December 31, 2001, of which approximately 2,400,000 square feet were leased. TI's facilities outside the United States contained approximately 5,900,000 square feet as of December 31, 2001, of which approximately 1,500,000 square feet were leased.

TI believes that its existing properties are in good condition and suitable for the manufacture of its products. At the end of 2001, the company utilized substantially all of the space in its facilities.

Leases covering TI's leased facilities expire at varying dates generally within the next 10 years. TI anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

ITEM  3.  Legal Proceedings.

Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI's former memory operations in Italy. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As part of a government reorganization with respect to program contracts, responsibility for review of the auditor's findings was transferred from the Ministry of the Treasury to the Ministry of Economics and Finance. Depending on the Ministry of Economics and Finance's decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. The company believes that the grants were obtained and used in compliance with applicable law and contractual obligations.

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

The information which is contained in the note to the financial statements captioned "Common Stock Prices and Dividends" on page C-44 of TI's proxy statement for the 2002 annual meeting of stockholders, and the information concerning the number of stockholders of record at December 31, 2001 on page C-31 of such proxy statement, are incorporated herein by reference to such proxy statement.


ITEM  6.  Selected Financial Data.

The "Summary of Selected Financial Data" for the years 1997 through 2001 which appears on page C-31 of TI's proxy statement for the 2002 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages C-32 through C-42 of TI's proxy statement for the 2002 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


ITEM  7A.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages C-37 and C-38 of TI's proxy statement for the 2002 annual meeting of stockholders and is incorporated by reference to such proxy statement.


ITEM  8.  Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and the report thereon of the independent auditors, on pages C-1 through C-30 of TI's proxy statement for the 2002 annual meeting of stockholders, are incorporated herein by reference to such proxy statement.

The "Quarterly Financial Data" on pages C-43 and C-44 of TI's proxy statement for the 2002 annual meeting of stockholders is also incorporated herein by reference to such proxy statement.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III


ITEM  10. Directors and Executive Officers of the Registrant.

The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption "Nominees for Directorship" in the company's proxy statement for the 2002 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

       Name                   Age               Position

William A. Aylesworth         59         Senior  Vice  President  and
                                         Chief  Financial  Officer

Gilles Delfassy               46         Senior Vice President

Thomas J. Engibous            49         Director, Chairman of the
                                         Board, President and
                                         Chief Executive Officer

Michael J. Hames              43         Senior  Vice  President

Joseph F. Hubach              44         Senior Vice President,
                                         Secretary and
                                         General Counsel

Chung-Shing (C.S.) Lee        47         Senior Vice President

Stephen H. Leven              50         Senior Vice President

Gregg A. Lowe                 39         Senior Vice President

Syrus P. Madavi               52         Senior Vice President

Philip J. Ritter              43         Senior Vice President

Richard J. Schaar             56         Senior Vice President
                                         (President, Educational &
                                         Productivity Solutions)

M. Samuel Self                62         Senior Vice President

Richard K. Templeton          43         Executive Vice President and
                                         Chief Operating Officer (President,
                                         Semiconductor)

Teresa L. West                41         Senior Vice President

Thomas Wroe                   51         Senior Vice President
                                         (President, Sensors & Controls)

The term of office of the above listed officers is from the date of their election until their successor shall have been elected and qualified. Messrs. Lee, Lowe and Ritter were elected to their offices on April 19, 2001, February 21, 2002 and September 20, 2001, respectively; each has been an employee of the company for more than five years. Mr. Madavi was elected to his office on April 19, 2001 and became an employee of the company in August 2000 in connection with the company's acquisition of Burr-Brown Corporation. Mr. Madavi had been president and chief executive officer of Burr-Brown since 1994 and chairman since 1998. Messrs. Aylesworth, Engibous and Templeton have served as executive officers of the company for more than five years. Ms. West and Messrs. Leven, Schaar, Self and Wroe have served as executive officers of the company since 1998 and have been employees of the company for more than five years. Messrs. Delfassy, Hames and Hubach have served as executive officers of the company since 2000 and have been employees of the company for more than five years.


ITEM  11.  Executive Compensation.

The information which is contained under the captions "Director Compensation" and "Executive Compensation" in the company's proxy statement for the 2002 annual meeting of stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.

The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of TI, and (b) the ownership of TI's common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, which is contained under the caption "Voting Securities" in the company's proxy statement for the 2002 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of TI's common stock by each of the directors, which is contained under the caption "Nominees for Directorship" in such proxy statement, is also incorporated herein by reference to such proxy statement.


ITEM  13. Certain Relationships and Related Transactions.

The information which is contained under the caption "Certain Business Relationships" in the company's proxy statement for the 2002 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV

ITEM  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1 and 2. Financial Statements and Financial Statement Schedules:

The financial statements and financial statement schedules are listed in the index on page 22 hereof.

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

     3(o) Certificate of Ownership and Merger merging Power Trends, Inc. with and into the Registrant.

     3(p) Certificate of Ownership and Merger merging Amati Communications Corporation with and into the Registrant.

     3(q) By-Laws of the Registrant (incorporated by reference to Exhibit 3(n) to the Registrant's Annual Report on Form 10-K for the year 1999).

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

     10(a)(iv)   Third Amendment to Restated TI Deferred Compensation Plan
                 (incorporated by reference to Exhibit 10(a)(iv) to the Registrant's Annual report on Form 10-K for the year 2000).*

     10(a)(v)    Fourth Amendment to Restated TI Deferred Compensation Plan.*

     10(a)(vi)   Severance Benefit Agreement between Burr-Brown Corporation and
                 Syrus P. Madavi dated October 30, 1996.*

    10(a)(vii)   Change in Control Severance Benefit Agreement between
                 Burr-Brown Corporation and Syrus P. Madavi dated
                 October 30, 1996.*

   10(a)(viii)   Letter Agreement between Texas Instruments Incorporated and
                 Syrus P. Madavi dated October 21, 2000.*

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

     10(i) Texas Instruments Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year 2000.

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

     11 Computation of Earnings (Loss) Per Common and Dilutive Potential Common Share.

     12        Computation of Ratio of Earnings to Fixed Charges.

     13 Portions of Registrant's Proxy Statement for 2002 Annual Meeting of Stockholders Incorporated by Reference Herein (incorporated by reference to Exhibit C to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders).

     21        List of Subsidiaries of the Registrant.

     23        Consent of Ernst & Young LLP.

----------------

*  Executive Compensation Plans and Arrangements.


(b) Reports on Form 8-K:

During the quarter ended December 31, 2001, the Registrant filed a report on Form 8-K dated November 12, 2001, confirming its outlook for the fourth quarter of 2001 as set forth in the outlook section included in Item 2 of its Form 10-Q for the quarter ended September 30, 2001.


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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

- Market demand for semiconductors, particularly for digital signal processors and analog chips in key markets, such as telecommunications and computers.

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

- Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, possible disruptions in the transportation networks and fluctuations in foreign currency exchange rates.

- Losses or curtailments of purchases from key customers or the timing of customer inventory adjustments.

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

                                             TEXAS INSTRUMENTS INCORPORATED



                                             By: /s/ WILLIAM A. AYLESWORTH
                                                 --------------------------
                                                 William A. Aylesworth
                                                 Senior Vice President
                                                 and Chief Financial Officer


Date: February 28, 2002


Each person whose signature appears below constitutes and appoints each of Thomas J. Engibous, William A. Aylesworth and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2001, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February 2002.

             Signature                                 Title


        /s/ JAMES R. ADAMS                           Director
------------------------------------
        James R. Adams


         /s/ DAVID L. BOREN                          Director
------------------------------------
         David L. Boren


        /s/ JAMES B. BUSEY IV                        Director
------------------------------------
        James B. Busey IV


        /s/ DANIEL A. CARP                           Director
------------------------------------
        Daniel A. Carp


                                                     Chairman of the Board;
                                                     President; Chief Executive
        /s/ THOMAS J. ENGIBOUS                       Officer; Director
------------------------------------
        Thomas J. Engibous


        /s/ GERALD W. FRONTERHOUSE                   Director
------------------------------------
        Gerald W. Fronterhouse


        /s/ DAVID R. GOODE                           Director
------------------------------------
        David R. Goode

        /s/ WAYNE R. SANDERS                         Director
------------------------------------
        Wayne R. Sanders


        /s/ RUTH J. SIMMONS                          Director
------------------------------------
        Ruth J. Simmons


        /s/ WILLIAM A. AYLESWORTH                    Senior Vice President and
------------------------------------                 Chief Financial Officer
        William A. Aylesworth

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  (Item 14(a))

                                                          Page Reference
                                                          --------------
                                                          Proxy Statement
                                                           for the 2002
                                                          Annual Meeting
                                            Form 10-K     of Stockholders
                                            ---------     ---------------
Information incorporated by reference
to the Registrant's Proxy Statement for
the 2002 Annual Meeting of Stockholders


Consolidated Financial Statements:

     Operations for each of the three
     years in the period ended
     December 31, 2001                                           C-1

     Balance sheet at December 31,
     2001 and 2000                                               C-2

     Cash flows for each of the
     three years in the period
     ended December 31, 2001                                     C-3

     Stockholders' equity for
     each of the three years in the
     period ended December 31, 2001                              C-4

     Notes to financial statements                               C-5 - C-29

     Report of Independent Auditors                              C-30


Consolidated Schedule for each of the three years in the period ended December 31, 2001:


     II.   Allowance for Losses

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                             Schedule  II


                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                              ALLOWANCE FOR LOSSES
                            (Millions of Dollars)
                    Years Ended December 31, 2001, 2000, 1999


                          Additions
           Balance at     Charged to                      Balance
           Beginning      Operating                       at End
           of Year         Results        Usage           of Year

2001         $54            $50           $(43)            $61
             ===            ===           =====            ===

2000         $56            $79           $(81)            $54
             ===            ===           =====            ===

1999         $60            $83           $(87)            $56
             ===            ===           =====            ===

Allowances for losses from uncollectible accounts, returns, etc., are deducted from accounts receivable in the balance sheet.

                                                                    Exhibit 3(o)
                                                                    ------------


                       CERTIFICATE OF OWNERSHIP AND MERGER
                                     MERGING
                               POWER TRENDS, INC.
                                  WITH AND INTO
                         TEXAS INSTRUMENTS INCORPORATED

                         Pursuant to Section 253 of the
                           General Corporation of Law
                            of the State of Delaware

     Texas Instruments Incorporated, a Delaware corporation (the "Company"), does hereby certify to the following facts relating to the merger (the "Merger") of Power Trends, Inc., an Illinois corporation (the "Subsidiary"), with and into the Company, with the Company remaining as the surviving corporation:

     FIRST: The Company is incorporated pursuant to the General Corporation Law of the State of Delaware (the "DGCL"). The Subsidiary is incorporated pursuant to the laws of the State of Illinois.

     SECOND: The Company owns all of the outstanding shares of each class of capital stock of the Subsidiary.

     THIRD: The Board of Directors of the Company, by the following resolutions duly adopted at a meeting of the Board on April 18, 2001, determined to merge the Subsidiary with and into the Company pursuant to Section 253 of the DGCL:

     RESOLVED, that the Board of Directors of the Company has deemed it advisable that Power Trends, Inc. (the "Subsidiary") be merged with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware and Section 11.30 of the Illinois Business Corporation Act; and it is

     FURTHER RESOLVED, that the Subsidiary be merged with and into the Company (the "Merger"); and it is

     FURTHER RESOLVED, that by virtue of the Merger and without any action on the part of the holder thereof, each then outstanding share of common stock of the Company shall remain unchanged and continue to remain outstanding as one share of common stock of the Company, held by the person who was the holder of such share of common stock of the Company immediately prior to the Merger; and it is

     FURTHER RESOLVED, that by virtue of the Merger and without any action on the part of the holder thereof, each then outstanding share of common stock of the Subsidiary shall be cancelled and no consideration shall be issued in respect thereof; and it is

     FURTHER RESOLVED, that the appropriate officers of the Company be and they hereby are authorized and directed to make, execute and acknowledge, in the name and under the corporate seal of the Company, Articles of Merger for the purpose of effecting the merger and to file the same in the office of the Secretary of State of the State of Illinois; and it is

     FURTHER RESOLVED, that the appropriate officers of the Company be and they hereby are authorized and directed to make, execute and acknowledge, in the name and under the corporate seal of the Company, a Certificate of Ownership and Merger for the purpose of effecting the Merger and to file the same in the office of the Secretary of State of the State of Delaware, and to do all other acts and things that may be necessary to carry out and effectuate the purpose and intent of the resolutions relating to the Merger; and it is

     FURTHER RESOLVED, that the Merger shall be effective on May 31, 2001; and it is

     FURTHER RESOLVED, that the appropriate officers of the Company be, and each hereby is, authorized on behalf of the Company to do all things and to take any other actions in furtherance of the foregoing resolutions as such officer may deem necessary or appropriate.

     FOURTH: The Company shall be the surviving corporation of the Merger.

     FIFTH: The Restated Certificate of Incorporation of the Company as in effect Immediately prior to the effective time of the Merger shall be the Certificate of Incorporation of the surviving corporation.

     IN WITNESS WHEREOF, the Company has caused this Certificate of Ownership and Merger to be executed by its duly authorized officer this 31st day of May, 2001.


           TEXAS  INSTRUMENTS  INCORPORATED



     By:       /s/ CYNTHIA H. HAYNES
               ---------------------
     Name:     Cynthia H. Haynes
     Office:   Vice President and Assistant
               Secretary

                                                                    Exhibit 3(p)
                                                                    ------------


                       CERTIFICATE OF OWNERSHIP AND MERGER
                                     MERGING
                        AMATI COMMUNICATIONS CORPORATION
                                  WITH AND INTO
                         TEXAS INSTRUMENTS INCORPORATED

                         Pursuant to Section 253 of the
                           General Corporation of Law
                            of the State of Delaware

     Texas Instruments Incorporated, a Delaware corporation, (the "Company") does hereby certify to the following facts relating to the merger (the "Merger") of Amati Communications Corporation, a Delaware corporation, (the "Subsidiary") with and into the Company, with the Company remaining as the surviving corporation:

     FIRST: The Company is incorporated pursuant to the General Corporation Law of the State of Delaware (the "DGCL"). The Subsidiary is incorporated pursuant to the DGCL.

     SECOND: The Company owns all of the outstanding shares of each class of capital stock of the Subsidiary.

     THIRD: The Board of Directors of the Company, by the following resolutions duly adopted at a meeting of the Board on July 19, 2001, determined to merge the Subsidiary with and into the Company pursuant to Section 253 of the DGCL:

     RESOLVED, that the Board of Directors of the Company has deemed it advisable that Amati Communications Corporation (the "Subsidiary") be merged with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware; and it is

     FURTHER RESOLVED, that the Subsidiary be merged with and into the Company (the "Merger"); and it is

     FURTHER RESOLVED, that by virtue of the Merger and without any action on the part of the holder thereof, each then outstanding share of common stock of the Company shall remain unchanged and continue to remain outstanding as one share of common stock of the Company, held by the person who was the holder of such share of common stock of the Company immediately prior to the Merger; and it is

     FURTHER RESOLVED, that by virtue of the Merger and without any action on the part of the holder thereof, each then outstanding share of common stock of the Subsidiary shall be cancelled and no consideration shall be issued in respect thereof; and it is

     FURTHER RESOLVED, that the appropriate officers of the Company be and they hereby are authorized and directed to make, execute and acknowledge, in the name and under the corporate seal of the Company, a Certificate of Ownership and Merger for the purpose of effecting the Merger and to file the same in the office of the Secretary of State of the State of Delaware, and to do all other acts and things that may be necessary to carry out and effectuate the purpose and intent of the resolutions relating to the Merger; and it is

     FURTHER RESOLVED, that the Merger shall be effective upon the date of filing of the Certification of Ownership and Merger with the Secretary of State of the State of Delaware; and it is

     FURTHER RESOLVED, that the appropriate officers of the Company be, and each hereby is, authorized on behalf of the Company to do all things and to take any other actions in furtherance of the foregoing resolutions as such officer may deem necessary or appropriate.

     FOURTH:  The  Company  shall  be  the  surviving corporation of the Merger.

     FIFTH: The Restated Certificate of Incorporation of the Company as in effect immediately prior to the effective time of the Merger shall be the Certificate of Incorporation of the surviving corporation.

     IN WITNESS WHEREOF, the Company has caused this Certificate of Ownership and Merger to be executed by its duly authorized officer this 28th day of September, 2001.

        TEXAS  INSTRUMENTS  INCORPORATED


   By:     /s/ DANIEL M. DRORY
           -------------------
   Name:   Daniel  M.  Drory
   Office: Assistant  Secretary

                                                               Exhibit 10(a)(v)
                                                               ---------------


                                FOURTH AMENDMENT

                                   TO RESTATED

                          TI DEFERRED COMPENSATION PLAN


     TEXAS INSTRUMENTS INCORPORATED, a Delaware corporation with its principal offices in Dallas, Texas (hereinafter referred to as "TI" or the "Company") hereby adopts this Fourth Amendment to the restated TI Deferred Compensation Plan (the "Plan").

     This Fourth Amendment to the restated TI Deferred Compensation Plan shall be effective as of the dates specified. Except as hereby amended by this Fourth Amendment, the Plan, as previously amended, shall continue in full force and effect.

1. Effective January 1, 1998, the definition appearing as Section 1-4, Benefit Restoration Account, is amended to correct the cross reference therein from "Section 3-4" to "Section 3-3."

2. Effective July 1, 2000, Section 1-14 is hereby amended and restated in the entirety, to read as follows:

          "Sec. 1-14. Election Period. "Election Period" means the one or more periods determined by the Administrator, in its sole discretion, when Participants may enter into new, or amend existing, Deferred Compensation Agreements; provided that a Designated Employee may defer Compensation pursuant to Section 3.2(iv) any time after being designated for participation as a Designated Employee."

3. Effective April 1, 2001, Section 3-5 is amended and restated in the entirety, to read as follows:

          "Sec. 3-5. Withdrawal of Contributions During a Plan Year, a Participant may withdraw funds credited to the Participant's Deferred Compensation Account. A Participant who makes such an election shall forfeit 10% of the amount withdrawn and the Participant's Deferred
          Contribution  Account  shall  be  adjusted to reflect such forfeiture.
          Withdrawals shall be made as soon as practicable after the Administrator receives a request for a withdrawal of funds. A Participant may not withdraw funds credited to the Benefit Restoration Account until after the date of the Participant's Termination of Employment, in which event distribution shall be made pursuant to
          Section  3-6."

4. Effective April 1, 2001, Section 3-11 is amended and restated in the entirety, to read as follows:

          "Sec. 3-11. Alternate Payee Claims. Any claim against any benefits hereunder for child support, spousal maintenance, property settlement or alimony (an "Alternate Payee Claim") shall be treated in the same manner as would a claim for corresponding benefits under the U.S.
          Retirement Plan or the Universal Plan, and shall be subject to all claims provisions and restrictions of those plans; provided, however, that the distribution of benefits hereunder in satisfaction of an Alternate Payee Claim shall be made in a lump-sum payment as soon as practicable after the determination of the validity of the claim. No order issued pursuant to an Alternative Payee Claim may require payment in any other form than a full lump sum distribution equal to the present value (as determined by the Administrator) of the Alternate Payee Claim. The Administrator may delegate the administration of Alternate Payee Claims to the Administration Committee under the U.S. Retirement Plan or the Universal Plan."

5. Effective April 1, 2001, Section 3-7 (iv) is amended by adding the following clause at the end of the first sentence thereof:

          " ; provided, however, that if the amount credited to the Participant's Accounts at the time of the Participant's death is less than $25,000, the entire amount credited to those Accounts shall distributed in a single lump sum."

6. Effective January 1, 1998, Section 5-2 is hereby amended and restated in the entirety, to read as follows:

          "Sec. 5-2. Number and Selection. The Plan shall be administered by an Administrator or Administrators appointed by the Compensation Committee. Each Administrator shall serve without compensation for services rendered in connection with the administration of this Plan."

7. Effective January 1, 1998, Section 5-4 is hereby amended by addition of the following sentence at the end:

          "The Administrator in its discretion shall determine whether, and to what extent, Participant accounts will be charged with the expenses of administration of the Plan. Expenses charged against Participant accounts shall be charged as adjustments under Section 3-4 and Section 3-7, as applicable. Expenses of the Plan not charged to Participant accounts shall be paid by TI."

8. Except as amended by this Fourth Amendment, the Company hereby ratifies the Plan as last amended and restated in the entirety effective January 1, 1998, and as amended thereafter.

IN WITNESS WHEREOF, Texas Instruments Incorporated has caused this instrument to be executed by its duly authorized officer.


Texas  Instruments  Incorporated


By:       /s/ STEPHEN H. LEVEN
          --------------------
          Stephen  H.  Leven
Its:      Senior Vice President - Human  Resources

                                                              Exhibit 10(a)(vi)
                                                              -----------------


                           SEVERANCE BENEFIT AGREEMENT
                           ---------------------------

SEVERANCE BENEFIT AGREEMENT (the "Agreement") executed this 30th day of October 1996 (the "Effective Date") by and between BURR-BROWN CORPORATION, a Delaware corporation (the "Company"), and SYRUS P. MADAVI, the Company's President and Chief Executive Officer (the "Executive").

                                 R E C I T A L S
                                 - - - - - - - -

     A. The Executive is currently employed on an "at-will" basis by the Company as the Company's President and Chief Executive Officer.

     B. The Company and the Executive wish to enter into a formal agreement under which the Executive will be provided with certain defined severance benefits in the event his employment were to terminate under specified circumstances.


NOW THEREFORE, the Company and Executive mutually agree as follows:

                                   ARTICLE ONE

                                   DEFINITIONS
                                   -----------

     For purposes of this Agreement, the following definitions shall be in effect:

     1.1 AVERAGE ANNUAL COMPENSATION means the sum of the following dollar amounts: (i) the average rate of base salary in effect for the Executive over the three (3)-year period ending with the date of Executive's termination of employment with the Company plus (ii) the average bonus earned or accrued by Executive on the basis of corporate and personal performance over the three (3) fiscal years of the Company immediately preceding the fiscal year of Executive's termination, whether or not the actual payment of those bonuses occurred within that three (3)-year period.

     1.2 BENEFICIARY means any person or persons designated from time to time by Executive pursuant to Section 5.2 to receive any benefits under this Agreement which may become due and payable to Executive following his death.

     1.3 BOARD means the Board of Directors of the Company.

     1.4 COMPETE means directly or indirectly to engage in activities for, render services to, or otherwise participate in the ownership (other than ownership of less than five percent (5%) of the outstanding equity or capital or profit interests in any entity) of, any business competitive with any line of business engaged in by the Company.

     1.5 CONFIDENTIAL INFORMATION means any non-public proprietary or confidential information of the Company or its parent or subsidiary companies, including (without limitation) trade secrets; customer lists and information concerning vendors, suppliers, licensors or licensees; records or research, proposals, reports, methods, techniques, financial information and other data, and other non-public information regarding the Company and its parent or subsidiary companies or the existing and planned businesses, properties or affairs of the Company and its parent or subsidiary companies.

     1.6 CONTRACT PAYOUT EVENT means any one of the following events, as further detailed in ARTICLE FOUR:

     (i) the termination of Executive's employment by reason of his death;

     (ii) the termination of Executive's employment by reason of his Long-Term Disability;

     (iii) the termination of Executive's employment by the Company for Justifiable Reason; or

     (iv)  the Company's termination of Executive's employment Without Cause.

     Should the Executive's employment be terminated by the Company for Misconduct or should the Executive voluntarily terminate his employment with the Company, then no benefits shall become payable under this Agreement in connection with such termination, and such termination shall not constitute a Contract Payout Event.

     1.7 HEALTH CARE COVERAGE means the continued health care coverage under the Company's group health plans to which Executive and his eligible dependents will become entitled under this Agreement upon a Contract Payout Event.

     1.8 JUSTIFIABLE REASON means the Company's termination of Executive's employment for one or more of the following reasons: (i) Executive's willful refusal to carry out the reasonable directives of the Board or (ii) Executive's failure to correct one or more material performance deficiencies within a reasonable period after receipt of written notice from the Board identifying those deficiencies. The reasonableness of the correction period for the identified deficiencies shall be determined on the basis of the nature and scope of those particular deficiencies.

     1.9 LONG-TERM DISABILITY shall have the meaning assigned to that term from time to time in the disability income policy or policies which the Company is to maintain on behalf of Executive pursuant to the provisions of Section 4.3.

     1.10 MISCONDUCT means Executive's (i) commission of any act of fraud, dishonesty or embezzlement; (ii) commission of any other willful and malicious act which has a materially adverse financial impact upon the Company; (iii) habitual neglect of his duties by reason of substance abuse or other repeated unexcused absences; or (iv) conviction of a felony which has a materially adverse financial impact upon the Company.

     1.11 NEW OPTION means any option to purchase shares of the Company's common stock which is granted to Executive at any time after the Effective Date by the Company and which remains outstanding at the time Executive's employment with the Company terminates.

     1.12 PLAN means the Company's 1993 Stock Incentive Plan, as amended from time to time, and any successor equity incentive plan maintained by the Company.

     1.13 WITHOUT CAUSE means the Company's termination of Executive's employment for any reason other than Misconduct or Justifiable Reason.

                                  ARTICLE TWO

                               GENERAL PROVISIONS
                              -------------------

     2.1 TERM. This Agreement shall remain in effect through December 31, 1999. The term of this Agreement shall be automatically renewed for each subsequent calendar year during which Executive continues in the Company's employ, unless the Company terminates this Agreement as of the first day of any calendar year beginning after December 31, 1999 by providing Executive with written notice of such termination at least one hundred (180) days prior to the start of that calendar year. In the event the Company elects to so terminate this Agreement, then the following provisions shall become effective:

     - The Company and Executive shall in good faith. negotiate a new severance benefits agreement to replace this Agreement, effective as of the termination date of this Agreement.

     - If agreement cannot be reached as to the terms and conditions of such a replacement agreement, then Executive shall have the right to terminate his employment within six (6) months after the termination date of this Agreement and shall thereupon become entitled to severance benefits to be reasonably agreed upon by the Company and Executive on the basis of severance packages in effect for similarly-situated chief executive officers in the industry.

     2.2 OPTION GRANTS. Any New Options granted to Executive under the Plan during the term of this Agreement shall incorporate the following terms and provisions:

     - Each Option shall become immediately exercisable for twenty percent (20%) of the number of option shares for which the Option is not otherwise at the time exercisable should Executive's employment terminate by reason of his death

     - Each Option shall become immediately exercisable for fifty percent (50%) of the number of option shares for which the Option is not otherwise at the time exercisable should Executive's employment terminate by reason of his Long-Term Disability.

     - Each Option shall become immediately exercisable for eighty percent (80%) of the number of option shares for which the Option is not otherwise at the time exercisable should the Company terminate Executive's employment Without Cause.

     - Each Option shall continue to vest and become exercisable for one or more installments of the underlying option shares for so long as Executive renders services to the Company as an officer, employee, non-employee Board member or an independent consultant (including services rendered pursuant to the consulting arrangement set forth in
          Section  3.2).

     - Each Option shall remain exercisable for a period of twelve (12) months following the termination of Executive's employment in connection with a Contract Payout Event, but in no event beyond the expiration date of the option term.

                                  ARTICLE THREE

                       COVENANTS AND CONSULTING AGREEMENT
                       ----------------------------------

     3.1 COVENANTS. Executive shall be subject to the following covenants and obligations:

     3.1.1 RETURN OF DOCUMENTS. Upon the termination of Executive's employment for any reason, Executive shall promptly relinquish and return to the Company all Confidential Information and all files, correspondence, memoranda, diaries and other records, minutes, notes, manuals, papers and other documents and data, however prepared or memorialized, and all copies thereof, belonging to or relating to the business of the Company, that are in Executive's custody or control, whether or not they contain Confidential Information.

     3.1.2 NON-COMPETITION COVENANT. While employed by the Company, Executive shall not Compete or plan or prepare to Compete with the Company. To the extent obligated pursuant to the provisions of ARTICLE FOUR, Executive shall not, for a period of twelve (12) months following the termination of his employment, Compete with any line of business in which (i) the Company is engaged at the time his employment terminates or (ii) the Company is preparing to engage pursuant to plans or proposals approved by the Board prior to such termination.

     3.1.3 NON-SOLICITATION COVENANT. For a period of twenty-four (24) months following the termination of Executive's employment with the Company for any reason, Executive shall not, directly or indirectly, solicit the services of any Company employees or otherwise induce or attempt to induce any Company employees to sever their employment relationship with the Company.

     3.1.4 SCOPE AND DURATION: SEVERABILITY. The Company and Executive understand and agree that the scope and duration of the covenants contained in this Section 3.1 are reasonable both in time and geographical area and are fairly necessary to protect the business of the Company. Such covenants shall survive the termination of Executive's employment, except that the Section 3.1.2 non-competition covenant shall remain in effect following such termination of employment only to extent required pursuant to the provisions of ARTICLE FOUR. It is further agreed that such covenants shall be regarded as divisible and shall be operative as to time and geographical area to the extent that they may be made so operative, and should any portion of such covenants be declared invalid or unenforceable, the validity and enforceability of the remainder shall not be affected.

     3.1.5 ASSIGNMENT. Except as otherwise provided to the contrary in ARTICLE FOUR, Executive agrees that the covenants contained in this Section 3.1 shall inure to the benefit of any successor or assign of the Company, with the same force and effect as if such covenant had been made by Executive with such successor or assign.

     3.2 CONSULTING AGREEMENT. Upon the termination of Executive's employment-other than in connection with (i) a voluntary termination by Executive under Section 4.5 or (ii) a termination by the Company for Misconduct, Executive hereby agrees to make himself available to perform, for a period not to exceed twelve (12) months following such termination of employment, such consulting services for the Company within his area of expertise as may from time to time be reasonably requested by the Board, and the Company may not terminate the consulting arrangement during such twelve (12)-month other than for Misconduct or a breach by Executive of his non-competition covenant under
Section 3.1.2. However, Executive shall not be required to perform more than ten
(10) hours of consulting services per month during the period of such consulting arrangement.

     3.2.1 COMPENSATION Executive shall not receive any cash compensation for the consulting services rendered pursuant to this Section 3.2 if Executive is otherwise to receive salary continuation payments (or disability income payments) under ARTICLE FOUR in connection with his termination of employment. However, if Executive is required under Section 3.2 to render one or more hours of consulting services following a termination of employment in which he is not entitled to any salary continuation payments (or disability income payments) under ARTICLE FOUR, then Executive shall receive cash compensation for such services at the hourly rate to be negotiated in good faith with the Company at the time of each project assignment.

     3.2.2 EXPENSE REIMBURSEMENT. Executive shall be entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with the performance of his consulting services pursuant to this Section 3.2 upon presentation to the Company of appropriate documentation evidencing those expenses.

                                  ARTICLE FOUR

                           PAYOUT OF CONTRACT BENEFITS
                           ---------------------------

     4.1 TERMINATION OF EMPLOYMENT. Executive's employment may be terminated by either Executive or the Company at any time for the reasons and with the consequences set out below. In the event of such termination, Executive may become entitled to certain severance benefits under this Agreement in accordance with the provisions of this ARTICLE FOUR.

     4.2 DEATH. Executive's employment shall terminate upon his death.

     4.2.1 SEVERANCE BENEFITS. In such event, the Company shall provide the following severance benefits:

     - Salary continuation payments at the monthly rate of base salary in effect for Executive at the time of his death shall be paid to Executive's designated Beneficiary for a period of three (3) months following the date of Executive's death. The payments shall be made in accordance with the Company's normal payroll practices and shall be subject to the Company's collection of all applicable withholding taxes.

     - The Company shall, at its expense, provide Executive's surviving spouse and other eligible dependents with continued Health Care Coverage until the earlier of (i) eighteen (18) months after the date of Executive's death or (ii) the first date that such individuals are covered under another employer's health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions. Such coverage will be in full satisfaction of any continued health care coverage to which Executive's surviving spouse or dependents would otherwise be entitled pursuant to the requirements of Code Section 4980B by reason of Executive's termination of employment ("COBRA Continuation Coverage").

     4.3 LONG-TERM DISABILITY. Either the Company or Executive may terminate Executive's employment, upon thirty (30) days prior written notice, by reason of his Long-Term Disability. Any such termination by the Company, however, shall be subject to the Company's compliance with the applicable requirements of the Americans with Disabilities Act.

     4.3.1 COVENANTS. Following such termination of employment, Executive shall remain subject to the covenants and obligations set forth in Section 3.1 and
Section 3.2 (but only the extent Executive is physically able to perform any consulting services in accordance therewith).

     4.3.2 DISABILITY INCOME. Executive shall be entitled to receive short-term and long-term disability income benefits from the following sources in connection with the termination of his employment under this Section 4.3:

     - Executive shall be entitled to receive short-term disability benefits in the form of salary continuation payments, at one hundred percent (100%) of his base salary, for the first six (6) months of his disability period. Such payments shall be made pursuant to the terms of the Company's Short-Term Disability Income Plan, and Executive's eligibility for such payments shall be determined solely in accordance with the terms of that Plan.

     - Upon the expiration of the salary continuation period under the Short-Term Disability Income Plan, Executive shall become entitled to receive salary continuation payments in the monthly amount of Twenty-Five Thousand Dollars ($25,000.00) pursuant to the terms of the special long-term disability income policies which the Company shall maintain on Executive's behalf. Such monthly payments shall continue until the earliest to occur of (i) Executive's attainment of age sixty five (65) or (ii) his failure to qualify for continued disability income payments under the terms of those policies or (iii) his return to full-time employment with the Company or other business entity in substantially the same position he held immediately prior to his disability. Should Executive's attainment of age sixty five (65) be the earliest event, then such salary continuation payments shall be reduced to the amount of Fifteen Thousand Dollars ($15,000.00) per month and shall continue at that level until the earliest to occur of
          (i) Executive's death or (ii) his failure to qualify for continued disability income payments under the terms of those policies or (iii) his return to full-time employment with the Company or other business entity in substantially the same position he held immediately prior to his disability.

     The long-term disability income policies shall be purchased from one or more insurance companies mutually acceptable to the Company and Executive, and all premiums on those policies shall be paid by the Company. The Company shall, throughout the term of this Agreement, continue to maintain the existing long-term income policies currently in effect for Executive. Such policies shall, however, be reviewed at least annually in terms of the financial stability of the insurer, and the Company shall use its best efforts to obtain replacement policies from one or more other financially-solvent insurance companies, to the extent the insurance company issuing one or more of the current policies is deemed by the Company or Executive to pose an unacceptable risk of insolvency. However, should Executive be unable to qualify to qualify for coverage under one or more replacement policies needed to provide the benefits contemplated by this Section 4.3.2, then Executive's entitlement to disability income payments hereunder shall be reduced to the actual dollar amount of the income payments provided by the remaining policies and shall be reduced to zero if there are no remaining policies.

     Executive shall look exclusively to the Company's Short-Term Disability Income Plan and any long-term disability income policies maintained on his behalf pursuant to this Section 4.3.2 for the payment of his disability benefits hereunder, and the Company shall have no obligation to provide any long-term disability income payments out of the Company's own funds and shall not be the guarantor of the disability income benefits contemplated by this Section 4.3.2.

     4.3.3 HEALTH CARE COVERAGE. The Company shall, at its expense, provide Executive and his eligible dependents with continued Health Care Coverage until the earliest to occur of (i) the Executive's death or (ii) the first date that such individuals are covered under another employer's health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions or (iii) his return to full-time employment with the Company or other business entity in substantially the same position he held immediately prior to his disability. The period of such Company-paid coverage shall be credited against any period of COBRA Continued Care Coverage to which Executive and his eligible dependents may, at their sole cost, be entitled by reason of Executive's termination of employment and shall not be in addition to such period of COBRA Continued Care Coverage.

     4.4 TERMINATION BY THE COMPANY FOR MISCONDUCT. The Company may terminate Executive's employment for Misconduct.

     4.4.1 NO CONTRACT BENEFITS. Should Executive's employment be terminated for Misconduct, Executive shall have no right to receive any severance benefits under this Agreement. However, Executive shall be entitled to receive (i) any unpaid compensation earned for services rendered through the date of such termination and (ii) any accrued but unpaid vacation benefits or sick days.

     4.4.2 COVENANTS. Following such termination for Misconduct, Executive shall comply with his covenants and obligations under Section 3.1 but shall not be subject to any consulting agreement under Section 3.2.

     4.5 VOLUNTARY TERMINATION BY EXECUTIVE. Executive may, upon thirty (30) days prior written notice to the Company, voluntarily terminate his employment at any time.

     4.5.1 NO CONTRACT BENEFITS. Following Executive's termination of employment under this Section 4.5, Executive shall have no right to receive any severance benefits under this Agreement, but he and his eligible dependents shall be entitled, at their sole cost, to receive COBRA Continuation Coverage. In addition, Executive shall be entitled to receive (i) any unpaid compensation earned for services rendered through the date of such termination and (ii) any accrued but unpaid vacation benefits or sick days.

    4.5.2 COVENANTS. Following such termination of employment, Executive shall comply with his covenants and obligations under Section 3.1 (other than Section 3.1.2) but shall not be subject to any consulting agreement under Section 3.2.

     4.6 TERMINATION BY THE COMPANY FOR JUSTIFIABLE REASON. The Company may terminate Executive's employment at any time for Justifiable Reason.

    4.6.1 SEVERANCE BENEFITS. Upon the Company's termination of Executive's employment under this Section 4.6, the Company shall provide the following severance benefits:

     - Executive shall be entitled to receive an immediate lump sum severance payment equal to one (1) times his Average Annual Compensation. The payment shall be made within thirty (30) days following the Executive's termination date and shall be subject to the Company's collection of all applicable withholding taxes

     - Executive shall be entitled to receive salary continuation payments, at the monthly rate of base salary in effect for him at the time of his termination of employment, for a period of twelve (12) months. The payments shall be made in accordance with the Company's normal payroll practices and shall be subject to the Company's collection of all applicable withholding taxes. Payments shall commence with the first payday following Executive's termination date. However, should Executive obtain a position of full-time employment during the salary continuation period, then the dollar amount of the salary continuation payments shall be reduced by the salary earned by Executive during such period for services rendered to his new employer.

     - The Company shall, at its expense, provide Executive and his eligible dependents with continued Health Care Coverage until the earlier of
          (i) twelve (12) months after the Executive's termination date or (ii) the first date that such individuals are covered under another employer's health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions. The period of such Company-paid coverage shall be credited against any period of COBRA Continued Care Coverage to which

          Executive and his eligible dependents may, at their sole cost, be entitled by .reason of Executive's termination of employment and shall not be in addition to such period of COBRA Continued Care Coverage.

     4.6.2 COVENANTS. Following the termination of Executive's employment pursuant to this Section 4.6, Executive shall comply with all his covenants and obligations under Section 3.1 and Section 3.2.

     4.7 TERMINATION BY THE COMPANY WITHOUT CAUSE. The Company may terminate Executive's employment at any time Without Cause.

     4.7.1 SEVERANCE BENEFITS. Upon the Company's termination of Executive's employment under this Section 4.7, the Company shall provide the following severance benefits:

     - Executive shall be entitled to receive an immediate lump sum severance payment equal to one (1) times his Average Annual Compensation. The payment shall be made within thirty (30) days following the Executive's termination date and shall be subject to the Company's collection of all applicable withholding taxes.

     - Executive shall be entitled to receive an additional benefit in an amount equal to one (1) times his Average Annual Compensation. This additional benefit shall be paid in equal increments over a twelve
          (12)-month period in accordance with the Company's normal payroll practices and shall be subject to the Company's collection of all applicable withholding taxes. Payment shall commence with the first payday following Executive's termination date.

     - The Company shall, at its expense, provide Executive and his eligible dependents with continued Health Care Coverage until the earlier of
          (i) twelve (12) months after the date of Executive's termination or
          (ii) the first date that such individuals are covered under another employer's health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions. The period of such Company-paid coverage shall be credited against any period of COBRA Continued Care Coverage to which Executive and his eligible dependents may, at their sole cost, be entitled by reason of Executive's termination of employment and shall not be in addition to such period of COBRA Continued Care Coverage.

     4.7.2 Covenants. Following the termination of Executive's employment pursuant to this Section 4.7, Executive shall comply with all his covenants and obligations under Sections 3.1 and 3.2.

                                  ARTICLE FIVE

                             MISCELLANEOUS PROVISIONS
                             ------------------------

     5.1 TERMINATION OF HEALTH COVERAGE. Any Health Care Coverage to which Executive or his eligible dependents may become entitled pursuant to the provisions of ARTICLE FOUR or any COBRA Continuation Coverage to which such individuals are otherwise entitled by law shall immediately terminate upon the occurrence of any of the following events:

     - Executive and his eligible dependents become covered under another employer's health benefit program, which provides substantially the same level of benefits without exclusion for pre-existing medical conditions;

     - The individual fails to pay the applicable premium for the Health Care Coverage prior the expiration of any applicable grace period following the due date for such premium;

     - Any Company-paid coverage will immediately terminate should the Executive fail to perform his obligations under ARTICLE THREE, to the extent those obligations are applicable pursuant to the provisions of ARTICLE FOUR following his termination of employment; or

     - The Company discontinues all health care coverage programs for active employees.

     5.2 DESIGNATION OF BENEFICIARY. Executive may designate from time to time the person or persons who are to be his designated Beneficiary under this Agreement. Each such designation shall be evidenced by a written, signed document delivered to the Company's Corporate Secretary, and each new designation shall automatically supersede and revoke the prior existing designation. In the absence of any such designation, the Beneficiary shall be the Executive's estate.

     5.3 ENTIRE AGREEMENT. This Agreement, together with the contemporaneous Change in Control Severance Benefit Agreement between the Company and Executive (the "Change in Control Benefit Agreement"), contains the entire agreement and understanding between Executive and the Company regarding the severance benefits to which Executive may become entitled upon his cessation of employment and supersedes and replaces all prior contracts, understandings and representations (whether oral or written) regarding the terms and conditions of such severance benefits. Neither this Agreement nor the Change in Control Benefit Agreement may be modified except by a writing executed by both Executive and the Company.

     5.4 ASSIGNMENT BY THE COMPANY. This Agreement shall be binding upon and shall inure to the benefit of any successors or assigns of the Company. As used in this Agreement, the term "successor" includes any person or group of persons acting in concert who at any time in any form or manner acquires all or substantially all of the assets or business of the Company or more than thirty (30%) of the outstanding voting securities of the Company. Accordingly, this Agreement, together with the Change in Control Benefit Agreement, shall continue in full force and effect following any such assignment to the successor entity.

     5.5. GENERAL CREDITOR STATUS The benefits to which Executive may become entitled under this Agreement (except those attributable to his options) shall be paid, when due, from the general assets of the Company. The right of the Executive (or his Beneficiary) to receive any such payments shall at all times be that of a general creditor of the Company and will have no priority over the claims of other general creditors of the Company.

     5.6. DEATH. Should Executive die before receipt of all benefits to which he may become entitled under this Agreement, then the payment of such benefits shall be made, on the due date or dates hereunder had Executive survived, to his Beneficiary. Should Executive die before he has exercised all his outstanding vested Options, then each such Option may be exercised, during the applicable exercise period in effect for such Option, by the executors or administrators of Executive's estate or by the Person to whom the Option is transferred pursuant to the Executive's will or in accordance with the laws of inheritance.

     5.7. MISCELLANEOUS. The provisions of this Agreement shall be construed and interpreted under the laws of the State of Arizona. If any provision of this Agreement as applied to any party or to any circumstance should be adjudged by a court of competent jurisdiction to be void or unenforceable for any reason, the invalidity of that provision shall in no way affect (to the maximum extent permissible by law) the application of such provision under circumstances different from those adjudicated by the court, the application of any other provision of this Agreement, or the enforceability or invalidity of this Agreement as a whole.

     5.8 ARBITRATION. Any controversy which may arise between Executive and the Company with respect to the construction, interpretation or application of any of the terms, provisions or conditions of this Agreement or any monetary-claim arising from or relating to this Agreement shall be submitted to final and binding arbitration in Tucson, Arizona in accordance with the rules of the American Arbitration Association then in effect.

     5.9. NO EMPLOYMENT OR SERVICE CONTRACT. Nothing in this Agreement shall confer upon Executive any right to continue in the employment of the Company for any period of specific duration or interfere with or otherwise restrict in any way the rights of the Company or Executive, which rights are hereby expressly reserved by each, to terminate Executive's employment at any time for any reason whatsoever, with or without cause.

     5.10 NOTICES. Any notice provided for by this Agreement and any other notice, demand, designation or communication which either party may wish to send to the other ("Notices") shall be in writing and shall be deemed to have been properly given if served by (i) personal delivery, (ii) registered or certified mail, return receipt requested in a sealed envelope, postage and other charges prepaid, or (iii) telegram, telecopy, telex, facsimile or other similar form of transmission followed by delivery pursuant to clause (i) or (ii), in each case addressed to the party for which such Notice is intended as follows:

If to the Company: Board of Directors
                   Burr-Brown  Corporation
                   6730  South  Tucson  Boulevard
                   Tucson,  AZ  85706
                   FAX:  (520)  746-7752

If to Executive:   Syrus  P.  Madavi
                   __________________
                   __________________
                   FAX:  (520)_________

     5.10.1 CHANGE OF ADDRESS. Any address or specified in this Section 5.10 may be changed by a Notice given by the addressee to the other party in accordance with this Section 5.10.

     5.10.2 EFFECTIVE DATE OF NOTICE. All Notices shall be given and effective as of the date of personal delivery thereof or the date of receipt set forth on the return receipt. The inability to deliver because of a changed address of which no Notice was given or rejection or other refusal to accept any Notice shall be deemed to be the receipt of the Notice as of the date of such inability to deliver or rejection or refusal to accept.

     IN WITNESS WHEREOF, this Severance Benefit Agreement has been executed and delivered by the parties as of the date first set forth above.


/s/ SYRUS P. MADAVI
-----------------------------
Syrus P. Madavi, Executive


BURR-BROWN  CORPORATION

By: /s/ THOMAS R. BROWN, JR.
    ------------------------
Title: Chairman  of  the  Board

                                                              Exhibit 10(a)(vii)
                                                              ------------------



                  CHANGE IN CONTROL SEVERANCE BENEFIT AGREEMENT
                  ---------------------------------------------


CHANGE IN CONTROL SEVERANCE BENEFIT AGREEMENT (the "Agreement") executed this 30th day of October 1996 (the "Effective Date") by and between BURR-BROWN CORPORATION, a Delaware corporation (the "Company"), and SYRUS P. MADAVI, the Company's President and Chief Executive Officer (the "Executive").

                                 R E C I T A L S
                                 - - - --- - - -

     A. The Executive is currently employed on an "at-will" basis by the Company as the Company's President and Chief Executive Officer.

     B. The Company and the Executive wish to enter into a formal agreement under which the Executive will be provided with certain defined severance benefits in the event his employment were to terminate under specified circumstances following a change in control or ownership of the Company.

       NOW THEREFORE, the Company and Executive mutually agree as follows:


                                  ARTICLE ONE

                                  DEFINITIONS
                                  -----------

   For purposes of this Agreement, the following definitions shall be in effect:

     1.1 ACTUAL FIVE-YEAR AVERAGE COMPENSATION means Executive's average W-2 wages and other compensation received from the Company for the five (5) calendar years completed immediately prior to the calendar year in which a Parachute Event occurs. Any W-2 wages or other compensation for a partial year of employment with the Company will be annualized, in accordance with the frequency with which such wages are paid during such partial year, before inclusion within Executive's Actual Five-Year Average Compensation. If any of Executive's compensation from the Company during such five (5)-year or shorter period was not included in his W-2 wages for U.S. income tax purposes because such compensation was excludible from income as foreign earned income under Code
Section 911 or as pre-tax income under Code Section 125 or 402(g), then such compensation shall nevertheless be included in Executive's Actual Five-Year Average Compensation to the same extent as if it were part of his W-2 wages.

     1.2 AVERAGE ANNUAL COMPENSATION means the sum of the following dollar amounts: (i) the average rate of base salary in effect for the Executive over the three (3)-year period ending with the date of his termination of employment with the Company or, if greater, over the three (3) year period ending immediately prior to the Parachute Event plus (ii) the average bonus earned or accrued by Executive on the basis of corporate and personal performance over the three (3) fiscal years of the Company immediately preceding the fiscal year of Executive's termination, or if greater, over the three (3)-year, period immediately preceding the fiscal year of the Parachute Event, whether or not the actual payment of those bonuses occurred within that three (3) year period.

     1.3 BENEFICIARY means any person or persons designated from time to time by Executive pursuant to Section 6.2 to receive any benefits under this Agreement which may become due and payable to Executive following his death.

     1.4 BOARD means the Board of Directors of the Company.

     1.5 CHANGE OF CONTROL means a change of ownership or control of the Company (other than a Hostile Take-Over under Section 1.12) effected pursuant to one or more of the following events:

     (i) the acquisition by any person (or any group of related persons acting in concert) of beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act) of securities of the Company possessing more than fifty percent (50%) of the total combined voting power of the Company's then outstanding securities; or

     (ii) a merger or consolidation in which securities of the Company possessing more than fifty percent (50%) of the total combined voting power of the Company's then outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger or consolidation; or

    (iii) the sale of all or substantially all of the Company's assets in complete liquidation or dissolution of the Company.

     1.6 CODE means the Internal Revenue Code of 1986 as amended.

     1.7 COMPETE means directly or indirectly to engage in activities for, render services to or otherwise participate in the ownership (other than ownership of less than five percent (5%) of the outstanding equity or capital or profit interests in any entity) of any business competitive with any line of business engaged in by the Company.

     1.8 CONFIDENTIAL INFORMATION means any non-public proprietary or confidential information of the Company or its parent or subsidiary companies, including (without limitation) trade secrets; customer lists and information concerning vendors, suppliers, licensors or licensees; records or research, proposals, reports, methods, techniques, financial information and other data, and other non-public information regarding the Company and its parent or subsidiary companies or the existing and planned businesses, properties or affairs of the Company and its parent or subsidiary companies.

     1.9 CONSTRUCTIVE TERMINATION means Executive's resignation from employment with the Company at any time after a Change in Control but within six (6) months after the occurrence of one or more of the following events:

     (i) the assignment to Executive of any duties of materially lesser status, dignity and character than his duties on the Effective Date, or a substantial reduction in the nature or status of his responsibilities from those in effect on the Effective-Date;

     (ii) a greater than ten percent (10%) reduction in Executive's level of compensation (including base salary, fringe benefits and target bonuses (to the extent those targets are expressed as a percentage of base salary) under any Company performance-based incentive plans);

    (iii) a relocation of Executive's principal place of employment by more than fifty (50) miles; or

     Any reduction in compensation which occurs in connection with an across-the board reduction in the level of compensation payable to the Company's executive officers or senior management shall not constitute grounds for a clause (ii) resignation, unless implemented within twelve (12) months after a Change in Control.

     1.10 CONTRACT PAYOUT EVENT means any one of the following events which transpire after a Change in Control or Hostile Take-Over, as further detailed in ARTICLE FOUR:

     (i) Executive's voluntary termination of employment within two (2) years after the effective date of such Change in Control or Hostile Take-Over;

     (ii) Executive's termination of employment within six (6) months after an event of Constructive Termination; or

   (iii)  the  Company's  termination of Executive's employment Without Cause.

     1.11 HEALTH CARE COVERAGE means the continued health care coverage under the Company's group health plans to which Executive and his eligible dependents will become entitled under this Agreement upon a Contract Payout Event.

     1.12 HOSTILE TAKE-OVER means either of the following events:

     (i) the acquisition by any person (or related group of persons), whether by tender or exchange offer made directly to the Company's stockholders, private purchases from one or more of the Company's stockholders, open market purchases or any other transaction, of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities pursuant to a tender offer made directly to the Company's stockholders which the Board does not recommend such stockholders to accept, or

     (ii) a  change in the composition of the Board over a period of twenty-four
          (24) consecutive months or less such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (a) have been Board members continuously since the beginning of such period or (b) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (a) who were still in office at the time such election or nomination was approved by the Board.

     1.13 JUSTIFIABLE REASON means the Company's termination of Executive's employment for one or more of the following reasons: (i) Executive's willful refusal to carry out the reasonable directives of the Board or (ii) Executive's failure to correct one or more material performance deficiencies within a reasonable period after receipt of written notice from the Board identifying those deficiencies. The reasonableness of the correction period for the identified deficiencies shall be determined on the basis of the nature and scope of those particular deficiencies.

     1.14 MISCONDUCT means Executive's (i) commission of any act of fraud, dishonesty or embezzlement; (ii) commission of any other willful and malicious act which has a materially adverse financial impact upon the Company; (iii) habitual neglect of his duties by reason of substance abuse or other repeated unexcused absences; or (iv) conviction of a felony which has a materially adverse financial impact upon the Company.

     1.15 OPTION means any option to purchase shares of the Company's common stock granted to Executive by the Company and outstanding at the time of a Parachute Event.

     1.16 OPTION PARACHUTE PAYMENT means, with respect to each Option accelerated in whole or in part in connection with a Parachute Event or the subsequent termination of Executive's employment, the portion of that Option deemed to be a parachute payment under Code Section 280G and the Treasury Regulations issued thereunder. The portion of such Option which is categorized as an Option Parachute Payment shall be calculated in accordance with the valuation provisions established under Code Section 280G and the applicable Treasury Regulations and shall include an appropriate dollar adjustment to reflect the lapse of Executive's obligation to remain in the Company's employ as a condition to the vesting of the accelerated installment. In no event, however, shall the Option Parachute Payment attributable to any Option (or accelerated installment) exceed the spread (the excess of the fair market value of the accelerated option shares over the option exercise price payable for those shares) existing at the time of acceleration.

     1.17 OTHER PARACHUTE PAYMENT means any payment in the nature of compensation (other than an Option Parachute Payment) which is made to Executive in connection with a Parachute Event or the subsequent termination of his employment and which accordingly qualifies as a parachute payment within the meaning of Code Section 280G(b)(2) and the Treasury Regulations issued thereunder.

     1.18 PARACHUTE EVENT means a Change in Control or Hostile Take-Over, to the extent such transaction constitutes a change in ownership or control of the Company under Code Section 280G and the Treasury Regulations issued thereunder.

     1.19 PRESENT VALUE means the value, determined as of the date of the applicable Parachute Event, of any payment in the nature of compensation to which Executive becomes entitled in connection with either the Parachute Event or the subsequent termination of his employment. The Present Value of each such payment shall be determined in accordance with the provisions of Code Section 280G(d)(4), utilizing a discount rate equal to one hundred twenty percent (120%) of the applicable Federal rate in effect at the time of such determination, compounded semi-annually to the effective date of the Parachute Event.

     1.20 PLAN means the Company's 1993 Stock Incentive Plan, as amended from time to time, and any successor equity incentive plan maintained by the Company.

     1.21 SEVERANCE BENEFIT AGREEMENT means the Severance Benefit Agreement which the Company and Executive will execute contemporaneously with this Agreement or any successor or replacement agreement, to the extent any such agreement is in effect at the time.

     1.22 WITHOUT CAUSE means the Company's termination of Executive's employment for any reason other than Misconduct or Justifiable Reason.

                                   ARTICLE TWO

                               GENERAL PROVISIONS
                               ------------------

     2.1 TERM. This Agreement shall remain in effect through December 31, 1999. The term of this Agreement shall be automatically renewed for each subsequent calendar year during which Executive continues in the Company's employ, unless the Company terminates this Agreement as of the first day of any calendar year beginning after December 31, 1999 by providing Executive with written notice of such termination at least one hundred (180) days prior to the start of that calendar year. In the event the Company elects to so terminate this Agreement prior to a Change in Control or Hostile Take-Over, then the following provisions shall become effective:

     - The Company and Executive shall in good faith negotiate a new change in control severance benefits agreement to replace this Agreement, effective as of the termination date of this Agreement.

     - If agreement cannot be reached as to the terms and conditions of such a replacement agreement, then Executive shall have the right to terminate his employment within six (6) months after the termination date of this Agreement and shall thereupon become entitled to severance benefits to be reasonably agreed upon by the Company and Executive on the basis of severance packages in effect for similarly-situated chief executive officers in the industry.

     If the Company elects to terminate this Agreement after a Change in Control or Hostile Take-Over, then Executive shall, upon his termination of employment within six (6) months after the effective date on which this Agreement is so terminated, be treated as if his termination of employment were a termination by the Company Without Cause, and all the provisions of Section 4.3 shall accordingly apply to such termination of employment.

     2.2 OPTION GRANTS. Any new Options granted to Executive under the Plan during the term of this Agreement shall incorporate the following terms and provisions:

     - Each Option shall become immediately exercisable for all of the option shares as fully-vested shares upon a Change in Control in which that Option is not assumed by the successor entity (or the parent company). Any Option so assumed in a Change in Control shall subsequently become exercisable for all the option shares as fully-vested shares if Executive's employment is terminated within two (2) years after such Change in Control either by the Company Without Cause or by Executive in connection with a Constructive Termination.

     - Each Option shall, subject to the benefit limitations of ARTICLE FIVE, become immediately exercisable for all of the option shares as fully-vested shares upon the occurrence of a Hostile Take-Over.

     - Each Option shall remain exercisable for a period of twelve (12) months following the termination of Executive's employment in connection with a Contract Payout Event, but in no event beyond the expiration date of the option term.

                                  ARTICLE THREE

                       COVENANTS AND CONSULTING AGREEMENT
                      -------------------------------------

     3.1 COVENANTS. Executive shall be subject to the following covenants and obligations:

     3.1.1 RETURN OF DOCUMENTS. Upon the termination of Executive's employment for any reason, Executive shall promptly relinquish and return to the Company all Confidential Information and all files, correspondence, memoranda, diaries and other records, minutes, notes, manuals, papers and other documents and data, however prepared or memorialized, and all copies thereof, belonging to or relating to the business of the Company, that are in Executive's custody or control, whether or not they contain Confidential Information.

     3.1.2 NON-COMPETITION COVENANT. While employed by the Company, Executive shall not Compete or plan or prepare to Compete with the Company. To the extent obligated pursuant to the provisions of ARTICLE FOUR. Executive shall not, for a period of twelve (12) months following the termination of his employment, Compete with any line of business in which (i) the Company is engaged at the time his employment terminates or (ii) the Company is preparing to engage pursuant to plans or proposals approved by the Board prior to such termination.

     3.1.3 NON-SOLICITATION COVENANT. For a period of twenty-four (24) months following the termination of Executive's employment with the Company for any reason other than in connection with a Hostile Take-Over, Executive shall not, directly or indirectly, solicit the services of any Company employees or otherwise induce or attempt to induce any Company employees to sever their employment relationship with the Company.

     3.1.4 SCOPE AND DURATION; SEVERABILITY. The Company and Executive understand and agree that the scope and duration of the covenants contained in this Section 3.1 are reasonable both in time and geographical area and are fairly necessary to protect the business of the Company. Such covenants shall survive the termination of Executive's employment, except that the Section 3.1.2 non-competition covenant shall remain in effect following such termination of employment only to extent required pursuant to the provisions of ARTICLE FOUR. It is further agreed that such covenants shall be regarded as divisible and shall be operative as to time and geographical area to the extent that they may be made so operative, and should any portion of such covenants be declared invalid or unenforceable, the validity and enforceability of the remainder shall not be affected.

     3.1.5 ASSIGNMENT. Except as otherwise provided to the contrary in ARTICLE FOUR, Executive agrees that the covenants contained in this Section 3.1 shall inure to the benefit of any successor or assign of the Company, with the same force and effect as if such covenant had been made by Executive with such successor or assign.

     3.2 CONSULTING AGREEMENT. Should Executive's employment terminate within two (2) years following a Change in Control, then Executive shall make himself available to perform, for a period not to exceed twelve (12) months following such termination of employment, such consulting services for the Company within his area of expertise as may from time to time be reasonably requested by the Board, and the Company may not terminate the consulting arrangement during such twelve (12)-month other than for Misconduct or breach by Executive of his non-competition covenant under Section 3.1.2. However, Executive shall not be required to perform more than ten (10) hours of consulting services per month during the period of such consulting arrangement. Such consulting, agreement shall not be applicable in the event Executive's employment terminates after a Hostile Take-Over.

     3.2.1 COMPENSATION. Executive shall not receive any cash compensation for the consulting services rendered pursuant to this Section 3.2 if Executive is otherwise to receive salary continuation payments under ARTICLE FOUR in connection with his termination of employment. However, should Executive be required under Section 3.2 to render one or more hours of consulting services following a termination of employment in which he is not entitled to any salary continuation payments under ARTICLE FOUR, then Executive shall receive cash compensation for such services at the hourly rate to be negotiated in good faith with the Company at the time of each project assignment.

     3.2.2 EXPENSE REIMBURSEMENT. Executive shall be entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with the performance of his consulting services pursuant to this Section 3.2 upon presentation to the Company of appropriate documentation evidencing those expenses.

     3.3 CONSIDERATION FOR COVENANTS AND CONSULTING AGREEMENT. Should Executive's employment terminate in connection with a Change in Control, then the value of his non-competition covenant under Section 3.1.2 and his consulting agreement under Section 3.2 shall be determined by independent appraisal, and the severance benefits payable to Executive under ARTICLE FOUR shall, to the extent of such appraised value, be allocated as reasonable compensation for such covenant and consulting agreement. Executive and the Company shall, within ten
(10) business days following such Change in Control, select an independent third party (either an experienced tax counsel or a nationally recognized accounting firm) to perform the appraisal required under this Section 3.3. Should Executive and the Company be unable to mutually agree upon the selection of such third party, then Executive shall designate a nationally recognized accounting firm to perform such appraisal, provided such firm has not previously served as the

Company's independent auditors or provided prior tax advice to Executive on personal matters.

                                  ARTICLE FOUR

                           PAYOUT OF CONTRACT BENEFITS
                           ---------------------------

     4.1 CHANGE OF CONTROL. Executive may voluntarily terminate his employment in connection with a Change of Control, provided such termination is, pursuant to written notice delivered to the Company, effected within two (2) years after such Change in Control.

     4.1.1 COVENANTS. Following such termination of employment, Executive shall comply with all his covenants and obligations under Sections 3.1 and 3.2.

     4.1.2 SEVERANCE BENEFITS. Upon the termination of Executive's employment in connection with the Change in Control, the Company shall provide the following severance benefits:

     - Executive shall be entitled to receive an immediate lump sum severance payment equal to one (1) times his Average Annual Compensation. The payment shall be made within thirty (30) days following the Executive's termination date and shall be subject to the Company's collection of all applicable withholding taxes.

     - Executive shall be entitled to receive an additional benefit in an amount equal to one (1) times his Average Annual Compensation. This additional benefit shall be paid in equal increments over a twelve
          (12)-month period in accordance with the Company's normal payroll practices and shall be subject to the Company's collection of all applicable withholding taxes. Payment shall commence with the first payday following Executive's termination date.

     - The Company shall, at its expense, provide Executive and his eligible dependents with continued Health Care Coverage until the earlier of
          (i) twelve (12) months after the Executive's termination date or (ii) the first date that such individuals are covered under another employer's health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions. The period of such Company-paid coverage shall be credited against any period of COBRA Continued Care Coverage to which Executive and his eligible dependents may, at their sole cost, be entitled by reason of Executive's termination of employment and shall not be in addition to such period of COBRA Continued Care Coverage.

     4.2 CONSTRUCTIVE TERMINATION. Executive may, following a Change in Control, terminate his employment within six (6) months after any event qualifying as a Constructive Termination under Section 1.9.

     4.2.1 COVENANTS. Following such termination of employment, Executive shall comply with all his covenants and obligations under Sections 3.1 and 3.2.

     4.2.2 SEVERANCE BENEFITS. Upon Executive's termination of employment under this Section 4.7, the Company shall provide the following severance benefits:

     - Executive shall be entitled to receive an immediate lump sum severance payment equal to two (2) times his Average Annual Compensation. The payment shall be made within thirty (30) days following the Executive's termination date and shall be subject to the Company's collection of all applicable withholding taxes.

     - Executive shall be entitled to receive an additional benefit in an amount equal to one (1) times his Average Annual Compensation. This additional benefit shall be paid in equal increments over a twelve
          (12)-month period in accordance with the Company's normal payroll practices and shall be subject to the Company's collection of all applicable withholding taxes. Payment shall commence with the first payday following Executive's termination date.

     - The Company shall, at its expense, provide Executive and his eligible dependents with continued Health Care Coverage until the earlier of
          (i) twelve (12) months after the Executive's termination date or (ii) the first date that such individuals are covered under another employer's health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions. The period of such Company-paid coverage shall be credited against any period of COBRA Continued Care Coverage to which Executive and his eligible dependents may, at their sole cost, be entitled by reason of Executive's termination of employment and shall not be in addition to such period of COBRA Continued Care Coverage.

     4.3 TERMINATION BY THE COMPANY WITHOUT CAUSE. The Company may, at any time following a Change in Control, terminate Executive's employment Without Cause.

     4.3.1 SEVERANCE BENEFITS. Upon the Company's termination of Executive's employment under this Section 4.3, the Company shall provide the following severance benefits:

     - Executive shall be entitled to receive an immediate lump sum severance payment equal to three (3) times his Average Annual Compensation. The payment shall be made within thirty (30) days following the Executive's termination date and shall be subject to the Company's collection of all applicable withholding taxes.

     - Executive shall be entitled to receive an additional benefit in an amount equal to one (1) times his Average Annual Compensation. This additional benefit shall be paid in equal increments over a twelve
          (12)-month period in accordance with the Company's normal payroll practices and shall be subject to the Company's collection of all applicable withholding taxes. Payment shall commence with the first payday following Executive's termination date.

     - The Company shall, at its expense, provide Executive and his eligible dependents with continued Health Care Coverage until the earlier of
          (i)  twelve  (12) months after the date of Executive's termination or
          (ii) the first date that such individuals are covered under another employer's health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions. The period of such Company-paid coverage shall be credited against any period of COBRA Continued Care Coverage to which Executive and his eligible dependents may, at their sole cost, be entitled by reason of Executive's termination of employment and shall not be in addition to such period of COBRA Continued Care Coverage.

     4.3.2 COVENANTS. Following the termination of Executive's employment pursuant to this Section 4.3, Executive shall comply with all his covenants and obligations under Sections 3.1 and 3.2.

     4.4 HOSTILE TAKEOVER. Executive may terminate his employment in connection with a Hostile Takeover, provided such termination is, pursuant to written notice delivered to the Company, effected within two (2) years after such Hostile Takeover.

     4.4.1 COVENANTS. Following such termination of employment, Executive shall have no obligation to perform his covenants under Section 3.1.2 or his consulting agreement under Section 3.2.

     4.4.2 SEVERANCE BENEFITS. Upon the termination of Executive's employment in connection with the Hostile Take-Over, the Company shall provide the following severance benefits:

     - Executive shall, within ten (10) business days following his termination of employment, receive a lump sum payment equal to two (2) times his Average Annual Compensation. Such lump sum payment shall be subject to the Company's collection of all applicable withholding taxes.

     - The Company shall, at its expense, provide Executive and his eligible dependents with continued Health Care Coverage until the earlier of
          (i) twelve (12) months after the Executive's termination date or (ii) the first date that such individuals are covered under another employer's health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions. The period of such Company-paid coverage shall be credited against any period of COBRA Continued Care Coverage to which Executive and his eligible dependents may, at their sole cost, be entitled by reason of Executive's termination of employment and shall not be in addition to such period of COBRA Continued Care Coverage.

     4.4.3 OPTION ACCELERATION. Whether or not Executive terminates his employment pursuant to this Section 4.4, all Options outstanding at the time of the Hostile Takeover shall, subject to the benefit limitations of ARTICLE FIVE, vest and become exercisable for all of the underlying shares of the Company's common stock immediately prior to the effective date of such Hostile Takeover. Executive may exercise his Options for such vested shares at any time until the earlier of (i) the specified expiration date of the option term or (ii) the expiration of the twelve (12)-month period measured from his termination date, and any Options not exercised prior to the applicable expiration date shall lapse.

                                  ARTICLE FIVE

                               BENEFIT LIMITATION
                              -------------------


     5.1. LIMITATION ON SEVERANCE BENEFITS. In the event of a Parachute Event, the following limitations shall become applicable to the benefits payable to Executive pursuant to this Agreement:

     5.1.1 BENEFIT REDUCTION. If the Parachute Event constitutes a Change in Control, then the dollar amount of the severance benefits to which Executive becomes entitled under ARTICLE FOUR shall be reduced to the extent necessary to assure that the present value of those payments will not, when added to the present value of the Option Parachute Payment and Other Parachute Payments to which Executive may also be entitled upon such Change in Control, exceed 2.99 times Executive's Actual Five-Year Average Compensation (the "Parachute Limit"). Any acceleration of Executive's unvested Options, whether at the time of the Change in Control or upon the subsequent termination of Executive's employment within two (2) years after such Change in Control, shall only be limited to the extent necessary to provide Executive with the maximum after-tax benefit available, after taking into account any parachute excise tax which might otherwise be payable by Executive under Code Section 4999 (and any analogous State income tax provision) with respect to his total benefit package. However, if the Parachute Event constitutes a Hostile Take-Over, then no reduction shall be made to the Executive's severance benefits under ARTICLE FOUR and no limitation shall be imposed upon the acceleration of Executive's outstanding Options, except to the extent (if any) necessary to provide Executive with the maximum after-tax benefit available, after taking into account any parachute excise tax which might otherwise be payable by Executive under Code Section 4999 (and any analogous State income tax provision) with respect to his total benefit package.

     5.1.2 RESOLUTION OF DISPUTES. Should there arise any dispute between Executive and the Company as to whether one or more benefits to which Executive becomes entitled (whether under this Agreement, the Options or otherwise) in connection with a Parachute Event constitute Option Parachute Payments or Other Parachute Payments, such dispute is to be resolved as follows:

     - In the event temporary, proposed or final Treasury Regulations in effect at the time under Code Section 280G specifically address the status of such benefits or the method for their valuation, the characterization afforded to such benefits by the Regulations, together with the methods prescribed for their valuation, shall be controlling.

     - In the event such Regulations do not address the status of the benefits in dispute, the matter shall be submitted for resolution to independent counsel mutually acceptable to Executive and the Company

          ("Independent Counsel"). The resolution reached by Independent Counsel shall be final and controlling. However, should the Independent Counsel determine that the status of the benefits in dispute can be resolved through the obtainment of a private letter ruling from the Internal Revenue Service, a formal and proper request for such ruling shall be prepared and submitted by Independent Counsel, and the determination made by the Internal Revenue Service in the issued ruling shall be controlling. All expenses incurred in connection with the retention of Independent Counsel and (if applicable) the preparation and submission of the ruling request shall be paid by the Company.

     - The present value of each Option Parachute Payment and each of the Other Parachute Payments (including any salary continuation payments and Health Care Coverage under ARTICLE FOUR) shall be determined in accordance with the provisions of Code Section 280G(d)(4) and the Treasury Regulations issued thereunder.

     5.1.3 HOLD-BACK OF BENEFITS. Any severance benefits to which Executive may become entitled under ARTICLE FOUR shall not be paid to Executive until any amounts in dispute under Section 5.1.2 have been resolved in accordance herewith. However, any portion of such severance benefits which would not otherwise exceed the benefit limitation of Section 5.1.1 even if all amounts in dispute under Section 5.1.2 were to be resolved against Executive shall be paid to Executive in accordance with the applicable provisions of ARTICLE FOUR

     5.1.4 OVERRIDING LIMITATION. Executive shall in all events be entitled to receive the full amount of his severance benefits under ARTICLE FOUR, to the extent those benefits, when added to the present value of his Option Parachute Payment and Other Parachute Payments (excluding such severance benefits), will nevertheless qualify as reasonable compensation within the standards established under Code Section 280G(b)(4).

                                  ARTICLE SIX

                            MISCELLANEOUS PROVISIONS
                            ------------------------


     6.1 TERMINATION OF HEALTH COVERAGE. Any Health Care Coverage to which Executive or his eligible dependents may become entitled pursuant to the provisions of ARTICLE FOUR or any COBRA Continuation Coverage to which such individuals are otherwise entitled by law shall immediately terminate upon the occurrence of any of the following events:

     - Executive and his eligible dependents become covered under another employer's health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions;

     - The individual fails to pay the applicable premium for the Health Care Coverage prior the expiration of any applicable grace period following the due date for such premium;

     - Any Company-paid coverage will immediately terminate should the Executive-fail to perform his obligations under ARTICLE THREE, to the extent those obligations are applicable pursuant to the provisions of ARTICLE FOUR following his termination of employment; or

     - The Company discontinues all health care coverage programs for active employees.

     6.2 DESIGNATION OF BENEFICIARY. Executive may designate from time to time the person or persons who are to be his designated Beneficiary under this Agreement. Each such designation shall be evidenced by a written, signed document delivered to the Company's Corporate Secretary, and each new designation shall automatically supersede and revoke the prior existing designation. In the absence of any such designation, the Beneficiary shall be the Executive's estate.

     6.3 ENTIRE AGREEMENT. This Agreement, together with the Severance Benefit Agreement (to the extent in effect at the time), contains the entire agreement and understanding between Executive and the Company regarding the severance benefits to which Executive may become entitled upon his cessation of employment and supersedes and replaces all prior contracts, understandings and representations (whether oral or written) regarding the terms and conditions of such severance benefits. Neither this Agreement nor the Severance Benefit Agreement may be modified except by a writing executed by both Executive and the Company.

     6.4 ASSIGNMENT BY THE COMPANY. This Agreement shall be binding upon and shall inure to the benefit of any successors or assigns of the Company. As used in this Agreement, the term "successor" includes any person or group of persons acting in concert who at any time in any form or manner acquires all or substantially all of the assets or business of the Company or more than thirty (30%) of the outstanding voting securities of the Company. Accordingly, this Agreement, together with the Severance Benefit Agreement (to the extent otherwise in effect at the time), shall continue in full force and effect following any such assignment to the successor entity.

     6.5. GENERAL CREDITOR STATUS. The benefits to which Executive may become entitled under this Agreement (except those attributable to his Options) shall be paid, when due, from the general assets of the Company. The right of the Executive (or his Beneficiary) to receive any such payments shall at all times be that of a general creditor of the Company and will have no priority over the claims of other general creditors of the Company.

     6.6. DEATH. Should Executive die before receipt of all benefits to which he may become entitled under this Agreement, then the payment of such benefits shall be made, on the due date or dates hereunder had Executive survived, to his Beneficiary. Should Executive die before he has exercised all his outstanding vested Options, then each such Option may be exercised, during the applicable exercise period in effect for such Option, by the executors or administrators of Executive's estate or by the Person to whom the Option is transferred pursuant to the Executive's will or in accordance with the laws of inheritance.

     6.7. MISCELLANEOUS. The provisions of this Agreement shall be construed and interpreted under the laws of the State of Arizona. If any provision of this Agreement as applied to any party or to any circumstance should be adjudged by a court of competent jurisdiction to be void or unenforceable for any reason, the invalidity of that provision shall in no way affect (to the maximum extent permissible by law) the application of such provision under circumstances different from those adjudicated by the court, the application of any other provision of this Agreement, or the enforceability or invalidity of this Agreement as a whole.

     6.8 ARBITRATION. Any controversy which may arise between Executive and the Company with respect to the construction, interpretation or application of any of the terms, provisions or conditions of this Agreement or any monetary claim arising from or relating to this Agreement shall be submitted to final and binding arbitration in Tucson, Arizona in accordance with the rules of the American Arbitration Association then in effect.

     6.9 NO EMPLOYMENT OR SERVICE CONTRACT. Nothing in this Agreement shall confer upon Executive any right to continue in the employment of the Company for any period of specific duration or interfere with or otherwise restrict in any way the rights of the Company or Executive, which rights are hereby expressly reserved by each, to terminate Executive's employment at any time for any reason whatsoever, with or without cause.

     6.10 NOTICES. Any notice provided for by this Agreement and any other notice, demand, designation or communication which either party may wish to send to the other ("Notices") shall be in writing and shall be deemed to have been properly given if served by (i) personal delivery, (ii) registered or certified mail, return receipt requested in a sealed envelope, postage and other charges prepaid, or (iii) telegram, telecopy, telex, facsimile or other similar form of transmission followed by delivery pursuant to clause (i) or (ii) in each case addressed to the party for which such Notice is intended as follows:

If to the Company:  Board of Directors
                    Burr-Brown Corporation
                    6730 South Tucson Boulevard
                    Tucson, AZ  85706
                    FAX: (520) 746-7752

If to Executive:   Syrus P. Madavi
                   _________________
                   _________________
                   FAX:  (520)________

     6.10.1 CHANGE OF ADDRESS. Any address or specified in this Section 6.10 may be changed by a Notice given by the addressee to the other party in accordance with this Section 6.10.

     6.10.2 EFFECTIVE DATE OF NOTICE. All Notices shall be given and effective as of the date of personal delivery thereof or the date of receipt set forth on the return receipt. The inability to deliver because of a changed address of which no Notice was given or rejection or other refusal to accept any Notice shall be deemed to be the receipt of the Notice as of the date of such inability to deliver or rejection or refusal to accept.

     IN WITNESS WHEREOF, this Severance Benefit Agreement has been executed and delivered by the parties as of the date first set forth above.


/s/ SYRUS P. MADAVI
--------------------------
Syrus P. Madavi, Executive


BURR-BROWN  CORPORATION

       /s/ THOMAS R. BROWN, JR.
By:    -----------------------
Title: Chairman of the Board

                                                             Exhibit 10(a)(viii)
                                                             -------------------


                                TEXAS INSTRUMENTS

                                October 24, 2000

To: Mr. Syrus Madavi

Re: Letter Agreement

This letter confirms our agreement on the following matters with respect to your employment with Texas Instruments Incorporated or any of its Subsidiaries ("Company").

Effective 1/1/01, you shall receive a base salary at an annual rate of $425,000, payable in accordance with the applicable payroll practices and subject to increases at the sole discretion of TI. You will be eligible to participate in employee benefit plans generally provided to similarly situated employees in accordance with the terms thereof from time to time. You will be entitled to and shall abide by all applicable employment and personnel policies in effect from time to time.

In recognition of both your continued employment for one year post-close of the Burr-Brown acquisition, and your agreement to the competitive and non-solicitation restrictions in your existing Change in Control Severance Benefit Agreement dated October 30, 1996, the Company will pay you a Special Payment. The Special Payment ("Special Payment") will be $3.5 million less compensation paid to you or for your benefit (including base salary, profit sharing and retirement plan contributions other than your salary deferral contributions) with respect to the period 1/1/01 through 8/23/01. This Special Payment will be paid to you in four (4) substantially equal installments payable on 11/30/00, 2/28/01, 5/31/01 and 8/31/01. In the event you resign before one of the payment dates listed above, you will not be eligible for the remaining Special Payment(s). In case of Involuntary termination, however, all remaining payments will become due and payable to you on the respective payment dates. The amount of the fourth Special Payment installment may be estimated by the Company in anticipation of your profit sharing entitlement for the period of 1/1 through 8/23 of year 2001. You agree to reimburse the Company for any overpayment of the fourth Special Payment no later than 30 days after you are notified of any such overpayment. The Company agrees to pay you for any underpayment of the Special Payment no later than 3/31/02. The four Special Payment installments will not be considered eligible earnings for purposes of TI profit sharing, 401 (k) and other retirement benefits.

For the portion of the calendar year after August 24, 2001, you will be entitled to receive a prorated bonus equal to at least 80% of the normal performance bonus paid in cash to respect of such period to TI's 5th highest paid executive officer, as will be reported in TI's 2002 proxy statement. This bonus will be paid during the first quarter of 2002 provided you are employed by the Company on the payment date. For example, if TI's 5th highest executive officer at the end of 2001 earned a normal performance bonus of $100,000 for all of 2001, then you will receive a bonus of at least $28,274 ($100,000 x.8 x 129/365).

For year 2002, you will be entitled to receive a bonus equal to at least 80% of the normal performance bonus paid in crash in respect of such period to TI's 5th highest paid executive officer, as will be reported In TI's 2003 proxy statement. Should you terminate before 8/15/02, you will not be eligible to receive such bonus. Should your employment be terminated after 8/15/02 but before the end of the year, your bonus would be prorated to reflect 2002 calendar days employed. This bonus will be paid during the first quarter of 2003. Beginning 1/1/2003, you will be eligible, during your continued employment, to participate in the Company's normal bonus programs as commensurate with similarly situated employees.

Upon your agreement to the terms of this letter, we will recommend to the Compensation Committee of the Board of Directors of TI that you immediately be awarded a non-qualified option under the Texas Instruments 2000 Long-Term Incentive Plan (the "Plan") to purchase an aggregate of 250,000 shares of common stock of TI, par value of $1.00 ("TI Stock'), at an exercise price equal to the fair market value of TI Stock as of the date of grant. Each stock option shall have a term of ten (10) years and shall vest 50% on 11/01/01 and 50% on 8/01/02, provided you remain employed by the Company on each date. The vested portion of such stock option shall be exercisable for the remainder of the full term regardless of your termination of employment. The Company agrees that your option agreement will not include any provisions requiring a repayment to the company for any profit (spread between Option Price and market price of the TI Stock on the date of exercise) realized from the exercising of such options. The stock options will include a non-competition provision for the same period and with respect to the same companies as set forth in the last paragraph of this letter. The stock options granted pursuant to this paragraph shall be subject to the remainder of the terms of the Plan. The stock options granted pursuant to this paragraph will not fully vest upon your termination of employment as a result of the change of control in connection with the Burr-Brown acquisition.

As a condition of continued employment with the Company, you shall promptly execute and deliver to the Company an Employee Trade Secrets Information Acknowledgement, an Assignment of Invention and Company Information Agreement, a Release of Records and such other documents as TI reasonably may require from time to time with respect to its new employees or similarly situated employees, if you have not otherwise done so.

Effective beginning six months after August 24, 2000, should either you or the Company terminate your employment, such termination will be considered Without Cause for the purpose of severance calculation as outlined in your Change In Control Severance Benefit Agreement. It is agreed that the options granted to you by Burr-Brown, which remain unvested, will vest in full upon such termination, given that such termination occurs on or before August 23, 2002. For purposes of clarification. It is agreed that with regard to the acceleration of vesting of options, any services performed as a consultant will not constitute employment.

The Change In Control Severance Benefit Agreement dated October 30, 1996 Is modified as provided in the immediately preceding paragraph. To the extent there may be a conflict, the terms of this letter will govern. This letter, also, supercedes and voids your June 20, 2000 letter agreement signed by Tom Engibous. In addition to your obligations under the aforesaid severance agreement, you agree not to provide services, directly or indirectly, as an employee or otherwise for a period of one year following your termination of employment to Analog Devices, Incorporated, Linear Technology Corporation & Maxim Integrated Products, Incorporated.


Very truly yours,

TEXAS INSTRUMENTS INCORPORATED


/s/ RICHARD K. TEMPLETON
------------------------
Richard K. Templeton
Chief Operating Officer
Executive Vice President


                            I agree to the foregoing terms and conditions:

                              /s/ SYRUS MADAVI                10-24-2000
                              ----------------                ----------
                              Syrus  Madavi                   Date

                                                                      Exhibit 11
                                                                      ----------


                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
         EARNINGS (LOSS) PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE
                 (Millions of Dollars, Except Per-share Amounts)


                                                             Years ended December 31
                                                             -----------------------
                                                           2001       2000         1999
                                                           ----       ----         ----

Income (loss) before cumulative effect of an
  accounting change .. . . . . . . . . . . . . . .  $     (201)  $    3,087   $    1,451
Add:  Interest, net of tax effect, on convertible
        debentures assumed converted . . . . . . .          --            6           --
                                                    -----------  -----------  ----------

Adjusted income (loss) before cumulative
  effect of an accounting change . . . . . . . . .        (201)       3,093        1,451
Cumulative effect of an accounting change. . . . .          --          (29)          --
                                                    -----------  -----------  ----------
Adjusted net income (loss) . . . . . . . . . . . .  $     (201)  $    3,064   $    1,451
                                                    ===========  ===========  ==========

Diluted earnings (loss) per common and dilutive
  potential common share:
Weighted average common shares outstanding
  (in thousands) . . . . . . . . . . . . . . . . .   1,734,506    1,717,484    1,680,282
  Weighted average dilutive potential common
    shares:
    Stock option and compensation plans. . . . . .          --       69,367       69,377
    Convertible debentures . . . . . . . . . . . .          --        4,779           --
                                                    -----------  -----------  ----------
Weighted average common and dilutive potential
  common shares. . . . . . . . . . . . . . . . . .   1,734,506    1,791,630    1,749,659
                                                    ===========  ===========  ==========

Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect
    of an accounting change. . . . . . . . . . . .  $     (.12)  $     1.73   $      .83
  Cumulative effect of an accounting change. . . .          --         (.02)          --
                                                    -----------  -----------  ----------
  Net income (loss) .. . . . . . . . . . . . . . .  $     (.12)  $     1.71   $      .83
                                                    ===========  ===========  ==========

Basic earnings (loss) per common share:
Weighted average common shares outstanding
  (in thousands) . . . . . . . . . . . . . . . . .   1,734,506    1,717,484    1,680,282
                                                    ===========  ===========  ==========

Basic earnings (loss) per common share:
  Income (loss) before cumulative effect
    of an accounting change. . . . . . . . . . . .  $     (.12)  $     1.80   $      .86
  Cumulative effect of an accounting change. . . .          --         (.02)          --
                                                    -----------  -----------  ----------
  Net income (loss) .. . . . . . . . . . . . . . .  $     (.12)  $     1.78   $      .86
                                                    ===========  ===========  ==========


                                                                    Exhibit 12
                                                                    ----------

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              (Dollars in Millions)



                                           2001    2000    1999    1998   1997
                                           ----    ----    ----    ----   ----
Income from continuing operations
  before income taxes plus fixed charges
  and amortization of capitalized
  interest less interest capitalized. . . ($316)  $4,702  $2,205   $815   $973
                                           ====   ======  ======   ====   ====


Fixed charges:
   Total interest on loans (expensed
      and capitalized). . . . . . . . . .   $74      $98     $84    $86   $115
   Interest attributable to rental
      and lease expense . . . . . . . . .    33       32      30     41     44
                                            ---      ---     ---    ---    ---
Fixed charges . . . . . . . . . . . . . .  $107     $130    $114   $127   $159
                                           ====     ====    ====   ====   ====


Ratio of earnings to fixed charges. . . .     *     36.2    19.3    6.4    6.1
                                                    ====    ====    ===    ===



*The ratio is not meaningful. The coverage deficiency was $423 million in 2001.

                                                                      Exhibit 21
                                                                      ----------


                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                     LIST OF SUBSIDIARIES OF THE REGISTRANT


The following are current subsidiaries of the Registrant.

Subsidiary and Name Under Which Business is Done              Where Organized
------------------------------------------------              ---------------

Auto Circuits, Inc.                                            Massachusetts
Automotive Sensors & Controls Dresden GmbH                     Germany
Benchmarq Microelectronics Corporation of South Korea          Delaware
Burr-Brown AG                                                  Switzerland
Burr-Brown Europe Limited                                      United Kingdom
Burr-Brown Foreign Sales Corporation                           Barbados
Burr-Brown International Holding Corporation                   Delaware
Burr-Brown Ltd.                                                Cayman Islands
Burr-Brown Pte Ltd.                                            Singapore
Butterfly Communications Inc.                                  Delaware
European Engineering and Technologies S.p.A.                   Italy
Fast Forward Technologies Limited                              United Kingdom
ICOT International Limited                                     United Kingdom
I.I.I. Foreign Sales Corporation                               Barbados
Intelligent Instrumentation GmbH                               Germany
Intelligent Instrumentation, Inc.                              Arizona
Intelligent Instrumentation S.A.                               France
Intelligent Instrumentation S.R.L.                             Italy
Silicon Systems (Singapore) Pte Ltd.                           Singapore
Telogy Networks, Inc.                                          Delaware
Texas Instrumentos Eletronicos do Brasil Limitada              Brazil
Texas Instruments A/S, Denmark                                 Denmark
Texas Instruments Asia Limited                                 Delaware
Texas Instruments Australia Pty Limited                        Australia
Texas Instruments Automotive Sensors and Controls              Delaware
     San Jose Inc.
Texas Instruments (Bahamas) Limited                            Bahamas
Texas Instruments Belgium S.A.                                 Belgium
Texas Instruments Burlington Incorporated                      Delaware
Texas Instruments Business Expansion GmbH                      Germany
Texas Instruments Canada Limited                               Canada
Texas Instruments (China) Company Limited                      China
Texas Instruments China Incorporated                           Delaware
Texas Instruments Copenhagen ApS                               Denmark
Texas Instruments de Mexico, S. de R.L. de C.V.                Mexico
Texas Instruments Deutschland GmbH                             Germany
Texas Instruments Electronic Systems Sdn. Bhd.                 Malaysia
Texas Instruments Espana, S.A.                                 Spain
Texas Instruments Finance GmbH & Co. KG                        Germany
Texas Instruments Foreign Sales Corporation                    Barbados
Texas Instruments France S.A.                                  France
Texas Instruments Gesellschaft m.b.H.                          Austria
Texas Instruments Holland B.V.                                 Netherlands
Texas Instruments Hong Kong Limited                            Hong  Kong
Texas Instruments (India) Private Limited                      India
Texas Instruments Insurance (Bermuda) Limited                  Bermuda
Texas Instruments International Capital Corporation            Delaware
Texas Instruments International (Overseas) Limited             United Kingdom
Texas Instruments International Trade Corporation              Delaware
Texas Instruments (Ireland) Limited                            Ireland
Texas Instruments Israel Ltd.                                  Israel
Texas Instruments Italia S.p.A.                                Italy
Texas Instruments Japan Limited                                Japan
Texas Instruments Korea Limited                                Korea
Texas Instruments Limited                                      United Kingdom
Texas Instruments Malaysia Sdn. Bhd.                           Malaysia
Texas Instruments Oy                                           Finland
Texas Instruments Palo Alto Incorporated                       California
Texas Instruments (Philippines) Incorporated                   Delaware
Texas Instruments Richardson LLC                               Delaware
Texas Instruments San Diego Incorporated                       California
Texas Instruments Santa Rosa Incorporated                      California
Texas Instruments (Shanghai) Co., Ltd.                         China
Texas Instruments Singapore (Pte) Limited                      Singapore
Texas Instruments Supply Company                               Texas
Texas Instruments Taiwan Limited                               Taiwan
Texas Instruments Trade & Investment Company S.A.              Panama
Texas Instruments Tucson Corporation                           Delaware
TI Europe Limited                                              United Kingdom
TI Information Engineering International Incorporated          Delaware
TI Mexico Trade, S.A. de C.V.                                  Mexico
TI (Philippines), Inc.                                         Philippines
Unitrode Corporation                                           Maryland
Unitrode Electronics Asia Limited                              Hong Kong
Unitrode Electronics GmbH                                      Germany
Unitrode Electronics (Singapore) Pte Ltd.                      Singapore
Unitrode-Maine                                                 Maine

                                                                     Exhibit 23
                                                                     ----------


CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report on Form 10-K of Texas Instruments Incorporated of our report dated January 28, 2002, included in the proxy statement for the 2002 annual meeting of stockholders of Texas Instruments Incorporated.

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

We also consent to the incorporation by reference in the following registration statements, and in the related prospectuses thereto, of our report dated January 28, 2002 with respect to the consolidated financial statements and schedule of Texas Instruments Incorporated, included in or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2001: Registration Statements (Forms S-8) No. 33-61154, No. 33-21407 (as amended), No. 33-42172,
No. 33-54615, No. 333-07127 (as amended), No. 333-41913, No. 333-41919, No.
333-31319, No.333-31321 (as amended), No. 333-31323, No. 333-48389, and
No. 333-44662, and Registration Statements (Forms S-3) No. 333-03571,
No. 333-93011, No. 333-37208, and No. 333-44572 (as amended), and Registration
Statements (Forms S-4) No. 333-89433, No. 333-89097, No. 333-87199,
No. 333-80157, and No. 333-41030 (as amended).


Dallas, Texas                              ERNST & YOUNG LLP
February 27, 2002