Form 10-Q
period 2002-03-31
TEXAS INSTRUMENTS INC
filed 2002-04-26
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.

                                      20549



                                    FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 2002    Commission File Number 1-3761



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

                                  1,734,397,724
  -----------------------------------------------------------------------------
         Number of shares of Registrant's common stock outstanding as of
                                 March 31, 2002

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
         --------------------

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                       Consolidated Financial Statements
               (In millions of dollars, except per-share amounts)

<BTB>

                                                  For Three Months Ended
                                                  ----------------------
                                                      Mar. 31    Mar. 31
Operations                                             2002       2001
----------                                            -------    -------
Net revenues. . . . . . . . . . . . . . . . . . .     $ 1,827    $ 2,528
Operating costs and expenses:
  Cost of revenues. . . . . . . . . . . . . . . .       1,216      1,505
  Research and development. . . . . . . . . . . .         388        446
  Selling, general and administrative . . . . . .         267        348
                                                      -------    -------
    Total . . . . . . . . . . . . . . . . . . . .       1,871      2,299
                                                      -------    -------
Profit (loss) from operations . . . . . . . . . .         (44)       229
Other income (expense) net. . . . . . . . . . . .          11        107
Interest on loans . . . . . . . . . . . . . . . .          14         16
                                                      -------     ------
Income (loss) before income taxes . . . . . . . .         (47)       320
Provision (benefit) for income taxes. . . . . . .          (9)        90
                                                      -------    -------
Net income (loss) . . . . . . . . . . . . . . . .     $   (38)   $   230
                                                      =======    =======
Diluted earnings (loss) per common share. . . . .     $  (.02)   $   .13
                                                      =======    =======
Basic earnings (loss) per common share. . . . . .     $  (.02)   $   .13
                                                      =======    =======

Cash dividends declared per share of common stock     $  .021    $  .021
                                                      =======    =======


                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                       Consolidated Financial Statements
                 (In millions of dollars, except share amounts)

<BTB>

Balance Sheet                                                        Mar. 31    Dec. 31
-------------                                                         2002       2001
Assets                                                               -------    -------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .     $   313    $   431
  Short-term investments . . . . . . . . . . . . . . . . . . . .       2,302      2,513
  Accounts receivable, net of allowances for customer
    adjustments and doubtful accounts of $61 million
    in 2002 and $61 million in 2001. . . . . . . . . . . . . .         1,249      1,198
  Inventories:
    Raw materials. . . . . . . . . . . . . . . . . . . . . . .           122        133
    Work in process. . . . . . . . . . . . . . . . . . . . . .           443        407
    Finished goods . . . . . . . . . . . . . . . . . . . . . .           203        211
                                                                     -------    -------
      Inventories. . . . . . . . . . . . . . . . . . . . . . .           768        751
                                                                     -------    -------
  Deferred income taxes. . . . . . . . . . . . . . . . . . . .           602        554
  Prepaid expenses and other current assets. . . . . . . . . .           258        328
                                                                     -------    -------
    Total current assets . . . . . . . . . . . . . . . . . . .         5,492      5,775
                                                                     -------    -------
Property, plant and equipment at cost. . . . . . . . . . . . .         9,538      9,683
  Less accumulated depreciation. . . . . . . . . . . . . . . .        (4,237)    (4,094)
                                                                     -------    -------
    Property, plant and equipment (net). . . . . . . . . . . .         5,301      5,589
                                                                     -------    -------
Long-term cash investments . . . . . . . . . . . . . . . . . .           834        407
Equity investments . . . . . . . . . . . . . . . . . . . . . .         2,262      2,214
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .           548        523
Acquisition-related intangibles. . . . . . . . . . . . . . . .           192        225
Deferred income taxes. . . . . . . . . . . . . . . . . . . . .           271        421
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           638        625
                                                                     -------    -------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .       $15,538    $15,779
                                                                     =======    =======
Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt . . . . . .       $    46    $    38
  Accounts payable and accrued expenses. . . . . . . . . . . .         1,104      1,205
  Income taxes payable . . . . . . . . . . . . . . . . . . . .           272        327
  Accrued retirement and profit sharing contributions. . . . .            15         10
                                                                     -------    -------
    Total current liabilities. . . . . . . . . . . . . . . . .         1,437      1,580
                                                                     -------    -------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         1,206      1,211
Accrued retirement costs . . . . . . . . . . . . . . . . . . .           453        485
Deferred income taxes. . . . . . . . . . . . . . . . . . . . .           316        331
Deferred credits and other liabilities . . . . . . . . . . . .           278        293

Stockholders' equity:
  Preferred stock, $25 par value.  Authorized - 10,000,000 shares.
    Participating cumulative preferred.  None issued.                     --         --
  Common stock, $1 par value.  Authorized - 2,400,000,000 shares.
    Shares issued:  2002 - 1,740,329,364; 2001 - 1,740,329,364         1,740      1,740
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . .         1,141      1,216
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .         8,900      8,975
  Less treasury common stock at cost:
    Shares:  2002 - 5,931,640; 2001 - 6,395,488. . . . . . . .          (204)      (235)
  Accumulated other comprehensive income . . . . . . . . . . .           345        269
  Deferred compensation. . . . . . . . . . . . . . . . . . . .           (74)       (86)
                                                                     -------    -------
    Total stockholders' equity . . . . . . . . . . . . . . . .        11,848     11,879
                                                                     -------    -------
Total liabilities and stockholders' equity . . . . . . . . . .       $15,538    $15,779
                                                                     =======    =======

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                            (In millions of dollars)

<BTB>

                                                                           For Three Months Ended
                                                                           ----------------------
Cash Flows                                                                    Mar. 31   Mar. 31
----------                                                                     2002      2001
Cash flows from operating activities:                                         -------   -------
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .        $   (38)  $   230
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .            397       344
  Amortization of acquisition-related costs. . . . . . . . . . . . . .             28        59
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .             17        21
  Net currency exchange losses . . . . . . . . . . . . . . . . . . . .              2         1
  (Increase) decrease in working capital (excluding cash
    and cash equivalents, short-term investments, deferred
    income taxes, and loans payable and current portion
    long-term debt):
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .            (52)      234
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .            (17)       54
      Prepaid expenses and other current assets. . . . . . . . . . . .             70       (61)
      Accounts payable and accrued expenses. . . . . . . . . . . . . .           (101)     (343)
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . .            (38)      (81)
      Accrued retirement and profit sharing contributions. . . . . . .              9      (371)
  Increase (decrease) in noncurrent accrued retirement costs . . . . .              2        (9)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17        41
                                                                              -------   -------
Net cash provided by operating activities. . . . . . . . . . . . . . .            296       119

Cash flows from investing activities:
  Additions to property, plant and equipment . . . . . . . . . . . . .           (120)     (900)
  Purchases of short-term investments. . . . . . . . . . . . . . . . .           (318)     (527)
  Sales and maturities of short-term investments . . . . . . . . . . .            638     1,002
  Purchases of long-term cash investments. . . . . . . . . . . . . . .           (563)       --
  Sales of long-term cash investments. . . . . . . . . . . . . . . . .             21        --
  Purchases of equity investments. . . . . . . . . . . . . . . . . . .            (12)      (48)
  Sales of equity investments. . . . . . . . . . . . . . . . . . . . .             30        33
                                                                              -------   -------
Net cash used in investing activities. . . . . . . . . . . . . . . . .           (324)     (440)

Cash flows from financing activities:
  Additions to loans payable . . . . . . . . . . . . . . . . . . . . .              9        --
  Payments on loans payable. . . . . . . . . . . . . . . . . . . . . .             (1)       --
  Additions to long-term debt. . . . . . . . . . . . . . . . . . . . .             --         3
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . .             --      (108)
  Dividends paid on common stock . . . . . . . . . . . . . . . . . . .            (37)      (37)
  Sales and other common stock transactions. . . . . . . . . . . . . .             24        42
  Common stock repurchase program. . . . . . . . . . . . . . . . . . .            (84)       (7)
                                                                              -------   -------
Net cash used in financing activities. . . . . . . . . . . . . . . . .            (89)     (107)
Effect of exchange rate changes on cash                                            (1)      (13)
                                                                              -------   -------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .           (118)     (441)
Cash and cash equivalents, January 1 . . . . . . . . . . . . . . . . .            431       745
                                                                              -------   -------
Cash and cash equivalents, March 31. . . . . . . . . . . . . . . . . .        $   313   $   304
                                                                              =======   =======

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                          Notes to Financial Statements

1. Diluted earnings (loss) per common share are based on average common and dilutive potential common shares outstanding (1,734.4 and 1,785.4 million shares for the first quarters of 2002 and 2001). For the first quarter of 2002, dilutive potential common shares outstanding have been excluded due to the net loss for the period.

2. Included in other income (expense) net for the first quarters of 2002 and 2001, in millions of dollars, are investment write-downs of $20 and $35 for declines in value determined to be other-than-temporary.

3. Loss for the first quarter of 2002 includes, in millions of dollars, net special charges of $17, of which $14 is for restructuring charges primarily related to the closing of the Semiconductor manufacturing facility in Merrimack, New Hampshire. Of the $14, $9 is for the acceleration of depreciation over the remaining service life of the facility, and $4 is for fixed asset write-downs for assets held for sale. Of the $17 net special charges, $16 is included in cost of revenues and $1 is in other income (expense) net.

4. Income for the first quarter of 2001 includes, in millions of dollars, net special charges of $50, of which $11 is severance cost for 241 first-quarter employee acceptances under the U.S. voluntary retirement program, $16 is severance cost for restructuring actions affecting 261 employees in international Semiconductor locations and $25 relates to the closing of a Semiconductor manufacturing facility in Santa Cruz, California. Of the $25, $16 is for severance cost for 600 employees and $5 is for acceleration of depreciation over the remaining service life of the facility. Of the $50 net special charges, $44 is included in cost of revenues, $7 is in selling, general and administrative expense, $2 is in research and development expense and $3 is in other income.

5. Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders' equity, for the first quarters of 2002 and 2001, in millions of dollars, was $38 and $374.

6. There has been no significant change in the status of the audit investigation concerning grants from the Italian government.

7. Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate for 2002 is 20 percent. The effective annualized tax rate for 2002 differs from the 35 percent statutory corporate tax rate due to the expected utilization of tax benefits such as the credit for research activities.

8. The statements of operations, statements of cash flows and balance sheet at March 31, 2002, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown.


9.   Business  segment  information  follows:


<BTB>

                                                 For Three Months Ended
Business Segment Net Revenues                    ----------------------
(in millions of dollars)                           Mar. 31      Mar. 31
-----------------------------                       2002         2001
                                                   -------      -------
Semiconductor
  Trade. . . . . . . . . . . . . . . . . . . .     $ 1,514      $ 2,172
  Intersegment . . . . . . . . . . . . . . . .           4            4
                                                   -------      -------
                                                     1,518        2,176
                                                   -------      -------
Sensors & Controls
  Trade. . . . . . . . . . . . . . . . . . . .         228          260
  Intersegment . . . . . . . . . . . . . . . .           1           --
                                                   -------      -------
                                                       229          260
                                                   -------      -------
Education & Productivity Solutions (E&PS)
  Trade. . . . . . . . . . . . . . . . . . . .          85           81

Corporate activities . . . . . . . . . . . . .          (5)          (2)
Divested activities. . . . . . . . . . . . . .          --           13
                                                   -------      -------
Total                                              $ 1,827      $ 2,528
                                                   =======      =======


<BTB>

                                                                For Three Months Ended
                                                                ----------------------
Business Segment Profit (Loss)                                  Mar. 31        Mar. 31
(in millions of dollars)                                         2002           2001
-----------------------------                                   -------        -------

Semiconductor. . . . . . . . . . . . . . . . . . . .            $   (27)       $   304
Sensors & Controls . . . . . . . . . . . . . . . . .                 49             51
Educational & Productivity Solutions . . . . . . . .                 19             17
Corporate activities . . . . . . . . . . . . . . . .                (41)           (38)
Special charges/gains and acquisition-
  related amortization, net of applicable
  profit sharing . . . . . . . . . . . . . . . . . .                (45)          (109)
Interest on loans/other income (expense) net,
  excluding a first-quarter 2002 charge of $1
  and a first-quarter 2001 gain of $3,
  included above in Special charges/gains and
  acquisition-related amortization . . . . . . . . .                 (2)            89
Divested activities. . . . . . . . . . . . . . . . .                 --              6
                                                                -------        -------
Income (loss) before income taxes. . . . . . . . . .            $   (47)       $   320
                                                                =======        =======


10. Acquisition-related purchased in-process research and development (R&D) charges are for R&D from business purchase acquisitions. Year-to-date acquisition-related purchased in-process R&D charges were zero in 2002 and 2001. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

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



Millions of Dollars
-------------------------------------------------------------------------------------------------------------------------


                                                                                          Cost/time to
                                                                                      complete R&D projects
                                                                                     ------------------------


                                                                                                               Year
                                           Other   Deferred  Purchased                                 At      cash flows
Entity    Acquisition  Consid-             intan-  compen-   in-process  R&D     Discount   At ac-     March   projected
acquired  date         eration  Goodwill   gibles  sation    R&D charge  focus   rate       quisition  2002    to begin
--------  -----------  -------  --------   ------  --------  ----------  -----   -------    ---------  -----   ----------
Alantro   Third        $277      $148      $81     $32       $52         Wireless   24%     $4.1/256   $ 0.3/11  2002
Commun-   quarter                                                        networking         engineer   engineer
ications, 2000                                                           technology         months      months
Inc.                                                                     for home
                                                                         and office

11. The following is a reconciliation of individual restructuring accruals (in millions of dollars).

<BTB>
                                                                                   Year of Charge
                                                                    -------------------------------------------------------
                                                                                        2001                          2002
                                                                    --------------------------------------------     ------
                                             Balance, prior
                                           actions - primarily      Voluntary/          SC             SC             SC
                                              severance and         involuntary        site        international     site
                                           business divestiture       program         closings     restructuring   closings
Description*                 Total               related              in U.S.          in U.S.       actions         in U.S.
------------                 -----        ---------------------     -----------      ---------    -------------    ---------
BALANCE, DECEMBER 31, 2001   $119               $ 40                   $ 17             $ 23          $ 39

CHARGES:
Asset write-downs              14                                                                                     $ 14

DISPOSITIONS:
Sale of facility               (8)                (8)
Non-cash write-down of assets (14)                                                                                     (14)
Severance payments            (26)                (4)                    (8)              (7)           (7)
                             ----               ----                   ----             ----          ----            ----
BALANCE, MARCH 31, 2002      $ 85               $ 28                   $  9             $ 16          $ 32            $ --
                             ----               ----                   ----             ----          ----            ----

* SC= Semiconductor Business

12. The company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. As of the adoption date, the standard did not affect the financial position or results of operations of the company.

13. The company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

     As required by the statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the company's analysis, $14 million (net of tax) of intangibles, primarily relating to acquired workforce intangibles, was transferred to goodwill as of January 1, 2002.

     With the adoption of the statement, the company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the company on a comparable basis (in millions of dollars, except per-share amounts):


                                        For Three Months Ended
                                        ----------------------
                                      Mar. 31            Mar. 31
                                        2002               2001
                                      -------            -------
NET INCOME (LOSS):
  Reported net income (loss)          $   (38)           $   230
  Goodwill and workforce amortization
    (net of tax)                           --                 28
                                      -------            -------

  Adjusted net income (loss)          $   (38)           $   258
                                      =======            =======
BASIC EARNINGS (LOSS) PER SHARE:
  Reported net income (loss)          $ (0.02)           $  0.13
  Goodwill and workforce amortization
    (net of tax)                           --               0.02
                                      -------            -------
  Adjusted net income (loss)          $ (0.02)           $  0.15
                                      =======            =======
DILUTED EARNINGS (LOSS) PER SHARE:
  Reported net income (loss)          $ (0.02)           $  0.13
  Goodwill and workforce amortization
    (net of tax)                           --               0.02
                                      -------            -------
  Adjusted net income (loss)          $ (0.02)           $  0.15
                                      =======            =======

As of January 1, 2002, the company completed a goodwill impairment test. This test involved the use of estimates related to the fair market value of the company's reporting units with which the goodwill was associated. No impairment was indicated at that time.

The following table reflects the components of amortized intangible assets, excluding goodwill (in millions of dollars):


                                   March 31, 2002        January 1, 2002
                                   --------------        ---------------
                                   Gross                Gross
                                 Carrying   Accum.     Carrying   Accum.
                                  Amount    Amort.      Amount    Amort.
                                 --------   ------     --------   ------
Amortized intangible assets:
  - Developed technology         $ 216      $ 104       $ 213    $  98
  - Deferred compensation           67         57          67       52
  - Non-compete agreements          59         35          59       33
  - Other                          113         67         113       63
                                 -----      -----       -----    -----
 Total                           $ 455      $ 263       $ 452    $ 246
                                 =====      =====       =====    =====

The carrying amount of goodwill at March 31, 2002, by business segment, was (in millions of dollars):

                     Semi-        Sensors &
                   conductor      Controls       E&PS       Total
                   ---------      ---------      ----       -----
                     $ 530          $  18         -         $ 548
                     =====          =====       =====       =====

Excluding goodwill and intangible assets reclassified into goodwill as of January 1, 2002, amortization expense on intangible assets (including deferred compensation in stockholders' equity) was $28 million and $31 million for the quarters ended March 31, 2002 and 2001.

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in millions of dollars):

2002     $ 104
2003        87
2004        38
2005        28
2006        23

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced first-quarter financial results that improved sequentially, driven by progress in its Semiconductor business. The company's orders grew 20 percent, to $1905 million, putting the book-to-bill ratio for TI and each of its three business segments above 1.0.

Revenue for TI grew $41 million sequentially in the first quarter, to $1827 million, half due to Semiconductor and the other half due to Sensors & Controls and Educational & Productivity Solutions (E&PS). Inside Semiconductor, revenue from TI's Analog products grew 8 percent sequentially, driven by shipments into the computing market, while DSP grew 7 percent, driven by strength in wireless. Semiconductor orders grew 18 percent sequentially, and Analog orders were particularly strong with growth of more than 30 percent.

For the company, gross margin and operating margin each made double-digit gains sequentially as factory utilization increased, depreciation expense decreased, and TI continued its tight control on costs. Other income/interest was negative in the quarter due to investment write-downs.

                     Statement of Operations Selected Items
               (In millions of dollars, except per-share amounts)

<BTB>
                                             For Three Months Ended*
                                        ------------------------------
                                       Mar. 31    Mar. 31     Dec. 31
                                         2002       2001        2001
                                       -------    -------     -------
Net revenues                           $ 1,827    $ 2,528     $ 1,786
Cost of revenues                         1,216      1,505       1,371
Gross profit                               611      1,023         415
Gross profit % of revenues                33.4%      40.5%       23.3%
Research and development (R&D)             388        446         383
R&D % of revenues                         21.3%      17.6%       21.4%
Selling, general and admin (SG&A)          267        348         301
SG&A % of revenues                        14.6%      13.8%       16.9%
                                       -------    -------     -------
Profit (loss) from operations              (44)       229        (269)
Operating income % of revenues            (2.4%)      9.0%      (15.1%)
Other income/interest                       (3)        91           1
                                       -------    -------     -------
Income (loss) before income taxes          (47)       320        (268)
Provision (benefit) for income taxes        (9)        90        (152)
                                       -------    -------     -------
Income (loss)                          $   (38)   $   230     $  (116)
                                       =======    =======     =======
Diluted earnings (loss) per common
   Share (EPS)                         $  (.02)   $   .13     $  (.07)
                                       =======    =======     =======

*See notes to the consolidated financial statements for details.

SUMMARY OF FINANCIAL RESULTS

For the first quarter of 2002, TI reported the following:

     - Total revenue for TI was $1827 million, down 28 percent from $2528 million in the year-ago quarter due to the overall market decline in Semiconductor, and up 2 percent sequentially, half due to Semiconductor and the other half due to Sensors & Controls and E&PS.

     - Cost of revenues in the first quarter was $1216 million, compared with $1505 million in the year-ago quarter. Cost of revenues decreased primarily due to decreased Semiconductor shipments.

     - Research and development (R&D) totaled $388 million, down from $446 million in the first quarter of 2001 primarily due to decreased spending across most Semiconductor product lines.

     - Selling, general and administrative expense in the quarter was $267 million, down from $348 million in the year-ago quarter primarily due to savings resulting from restructuring and tight spending controls.

     - Other income (expense) net decreased from $107 million in the first quarter of 2001 to $11 million in the first quarter of 2002, due to lower investment gains and lower interest income.

     -    The income tax rate for the quarter was 20 percent.

     - TI orders in the first quarter were $1905 million, up from $1898 million in the year-ago quarter.

The company's balance sheet remained strong, with total cash of $3449 million and low debt. Cash flow from operations was $296 million, and free cash flow (cash flow from operations minus capital expenditures) was $176 million. Inventory increased by $17 million, to $768 million, as E&PS increased inventory to support the seasonally strong second-quarter demand for educational calculators.

Results for this quarter include net special charges of $17 million, of which $14 million was for restructuring charges primarily related to the closing of the Semiconductor manufacturing facility in Merrimack, New Hampshire. Also included is amortization of acquisition-related intangibles of $28 million.

For the first quarter of 2001, results include net special charges of $50 million, of which $11 million was severance cost for first-quarter employee acceptances under the U.S. voluntary retirement program, $16 million was severance cost for restructuring actions in international Semiconductor locations, and $25 million relates to the closing of a Semiconductor manufacturing facility in Santa Cruz, California. Also included is amortization of goodwill and other acquisition-related intangibles of $59 million.

For the fourth quarter of 2001, results include a gain of $9 million from the sale of two facilities and net special charges of $18 million, of which $14 million was for restructuring actions primarily related to the closing of the Semiconductor manufacturing facility in Merrimack, New Hampshire, and $4 million was severance cost for the worldwide cost-reduction program. Also included is amortization of goodwill and other acquisition-related intangibles of $56 million.

Additional information relating to these items appears below under the heading "Special Charges and Gains."

OUTLOOK

Management believes that the company has turned the corner toward growth. TI's shipments, affected by liquidation of excess inventory in 2001, are accelerating as they catch up to the rate of our customers' shipments. Beyond that, growth will be driven by improvements in our customers' end-equipment markets. The key driver for improvement will be a stronger economy, which will lead to more normal levels of global corporate spending. Increased spending will allow corporations to start closing the gap between current productivity levels and the higher efficiency that new technology enables. This combination of higher corporate spending and improved productivity will have a self-reinforcing effect throughout the economy.

For the second quarter, TI expects approximately the following:

                                     GAAP*           Pro Forma*
                                     ----            ---------

Revenue                            $2.0 billion      $2.0 billion

Operating margin                    5%                6%

Other income/interest              $15 million       $15 million

EPS                                $0.05             $0.06

TI's outlook for revenue of about $2.0 billion in the second quarter, or 10 percent sequential growth, anticipates Semiconductor growth of about 8 percent, Sensors & Controls growth of about 5 percent, and E&PS growth of about 50 percent reflecting retail stocking of educational calculators for the back-to-school season.

For 2002, TI expects approximately the following:

                                     GAAP*          Pro Forma*
                                     ----          ----------

R&D                                $1.6 billion     $1.5 billion

Capital expenditures               $800 million     $800 million

Depreciation                       $1.6 billion     $1.6 billion

     * Pro forma information is prepared by beginning with the Consolidated Statement of Operations, which is prepared in accordance with U.S. generally accepted accounting principles
          (GAAP), and then excluding amortization of acquisition-related costs, purchased in-process R&D costs, special charges and gains, and income tax adjustments. The effect of these amounts is partially offset, as appropriate, by their allocated profit sharing and income tax effects. The company believes that pro forma information conveys useful trends and comparisons of the company's operations.

SEMICONDUCTOR

Semiconductor revenue in the first quarter was $1518 million, down from $2176 million in the year-ago quarter due to the overall market decline. First-quarter revenue was up from $1498 million in the prior quarter due to gains in Analog and DSP.

Semiconductor operating loss for the first quarter was $27 million, or negative
1.8 percent of revenue, compared with an operating profit of $304 million in the year-ago quarter and an operating loss of $204 million in the prior quarter.

Analog revenue was down 32 percent from the year-ago period and increased 8 percent sequentially.

DSP revenue increased 9 percent from the same quarter a year ago and increased 7 percent sequentially due to strength in wireless.

TI's remaining Semiconductor revenue decreased 49 percent from the year-ago quarter and decreased 13 percent sequentially, with declines across most product areas and royalties.

TI's Semiconductor revenue in key markets was as follows:

     - Wireless revenue rose 12 percent from the year-ago quarter and also was up 12 percent sequentially.

     - Revenue from TI's catalog products, composed of high-performance Analog and catalog DSP, decreased 43 percent from the year-ago quarter and decreased 4 percent sequentially.

     - Broadband communications revenue, which includes DSL and cable modems, voice over packet, and wireless local area networks (WLANs), decreased 68 percent from the year-ago quarter and increased 1 percent sequentially.

Semiconductor orders were $1540 million, up 2 percent from the year-ago quarter and up 18 percent sequentially as demand rose across a broad range of TI's semiconductor products.

SENSORS & CONTROLS

Sensors & Controls revenue was $229 million for the first quarter of 2002, compared with $260 million in the year-ago quarter. Sequentially, revenue increased 5 percent from $218 million due to seasonality in control products.

Operating profit was $49 million, or a record 21.2 percent of revenue, compared with $51 million in the year-ago quarter. Operating profit increased 9 percent from $45 million in the fourth quarter of 2001 due to higher revenue.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

E&PS revenue was $85 million for the first quarter of 2002, compared with $81 million in the year-ago quarter. Sequentially, revenue increased 13 percent from $76 million due to increased shipments to educational dealers.

Operating profit was $19 million, or 21.7 percent of revenue, compared with $17 million in the year-ago quarter. Operating profit increased from $10 million in the prior quarter, primarily due to higher revenue.

ADDITIONAL FINANCIAL INFORMATION

During the first quarter of 2002, total cash, composed of cash and cash equivalents plus short-term investments and long-term cash investments, increased $98 million, to $3449 million, primarily due to operating activities.

Cash flow from operating activities was $296 million for the quarter.

Capital expenditures were $120 million in the quarter, compared with $900 million in the year-ago quarter and $236 million in the prior quarter. Capital expenditures in the year-ago quarter were primarily for installation of the initial production line of DMOS6 and the upgrade of three analog fabrication facilities to 200-millimeter wafers.

Depreciation was $397 million for the quarter, compared with $344 million in the year-ago quarter and $454 million in the prior quarter.

At the end of the first quarter, the debt-to-total-capital ratio was 0.10, unchanged from the prior quarter.

The company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Adoption of the statement resulted in a decrease in amortization expense in the quarter ended March 31, 2002, of $27 million, and is expected to result in a decrease for the year ending December 31, 2002, of $106 million. See discussion in Note 13 to the consolidated financial statements.

SPECIAL CHARGES AND GAINS

First quarter of 2002:

In the first quarter of 2002, special charges of $17 million net were taken, of which $14 million was for restructuring charges primarily related to the closing of the Semiconductor manufacturing facility in Merrimack, New Hampshire. Of the $14 million, $9 million was for acceleration of depreciation over the remaining service life of the facility, and $4 million was for fixed asset write-downs for assets held for sale. Of the $17 million net special charges, $16 million is included in cost of revenues and $1 million is in other income (expense) net.

Fourth Quarter of 2001:

As of March 31, 2002, $251 million of the $293 million aggregate severance cost obligations for the 2001 worldwide cost reduction and restructuring actions affecting a total of 5724 employees had been paid. In total, these 2001 actions are expected to result in annualized savings of approximately $600 million. The benefit began in the second quarter of 2001. In the fourth quarter of 2001, a gain of $9 million from the sale of two facilities was recognized and pretax charges of $18 million net were taken, of which $14 million was for restructuring charges primarily related to the closing of the Semiconductor manufacturing facility in Merrimack, New Hampshire, and $4 million was severance cost for the worldwide cost-reduction program. Of the $14 million, $9 million is for acceleration of depreciation over the remaining service life of the facility. Of the $18 million net special charges, $14 million is included in cost of revenues, $3 million is in research and development expense and $1 million is in selling, general and administrative expense.

First Quarter of 2001:

In the first quarter of 2001, special charges of $50 million net were taken, of which $11 million was severance cost for 241 first-quarter employee acceptances under the U.S. voluntary retirement program, $16 million was severance cost for restructuring actions affecting 261 employees in international Semiconductor locations, and $25 million relates to the closing of a Semiconductor manufacturing facility in Santa Cruz, California. Of the $25 million charge, $16 million was severance cost for 600 employees and $5 million was for acceleration of depreciation over the remaining service life of the facility. Of the $50 million, $44 million is included in cost of revenues, $7 million is in selling, general and administrative expense, $2 million is in research and development expense, and $3 million is in other income.

Purchased In-Process R&D Charges

See discussion in Note 10 to the consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages C-37 and C-38 of the Registrant's proxy statement for the 2002 annual meeting of stockholders and is incorporated by reference to such proxy statement.

                           PART II - OTHER INFORMATION

ITEM  6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

     Designation of
     Exhibits in
     This Report         Description of Exhibit
    --------------       ----------------------

        11               Computation of Basic and
                         Diluted Earnings (Loss) Per Common
                         and Dilutive Potential
                         Common Share

        12               Computation of Ratio of
                         Earnings to Fixed Charges

         (b)  Reports on Form 8-K.

          During the quarter ended March 31, 2001, the Registrant filed the following reports on Form 8-K: Form 8-K dated February 20, 2002, confirming its outlook for the first quarter of 2002 as set forth in the outlook section included in its fourth quarter and year-end earnings release dated January 28, 2002, and Form 8-K dated March 4, 2002, which included a news release commenting on the company's business during the first quarter of 2002 and confirming its outlook for the quarter.

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

     - Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, possible disruptions in transportation networks and fluctuations in foreign currency exchange rates;

     - Losses or curtailments of purchases from key customers or the timing of customer inventory adjustments;

     -    TI's ability to recruit and retain skilled personnel; and

     -    Availability of raw materials and critical manufacturing equipment.

For a more detailed discussion of these factors, see the text under the heading "Cautionary Statements Regarding Future Results of Operations" in Item 1 of the company's most recent Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q, and the company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.


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


                                 TEXAS  INSTRUMENTS  INCORPORATED



                                 BY: /s/ WILLIAM A. AYLESWORTH
                                     -------------------------
                                     William A. Aylesworth
                                     Senior Vice President and
                                     Chief Financial Officer

Date:  April  25, 2002

                                                                      Exhibit 11
                                                                      ----------

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
         EARNINGS (LOSS) PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE


<BTB>

                                                                           For Three Months Ended
                                                                           ----------------------
                                                                             March 31    March 31
                                                                               2002        2001
                                                                            ---------   ---------
Net income (loss) in millions. . . . . . . . . . . . . . . . . . . . . .    $     (38)  $     230
                                                                            =========   =========
Diluted earnings (loss) per common and dilutive potential common share:
-----------------------------------------------------------------------

Weighted average common shares outstanding (in thousands). . . . . . . .    1,734,415   1,734,543
  Weighted average dilutive potential common shares:
    Stock option and compensation plans. . . . . . . . . . . . . . . . .           --      50,886
                                                                            ---------   ---------
Weighted average common and dilutive potential common shares . . . . . .    1,734,415   1,785,429
                                                                            =========   =========
Diluted earnings (loss) per common share . . . . . . . . . . . . . . . .    $   (0.02)  $    0.13
                                                                            =========   =========
Basic earnings (loss) per common share:
---------------------------------------

Weighted average common shares outstanding (in thousands). . . . . . . .    1,734,415   1,734,543
                                                                            =========   =========
Basic earnings (loss) per common share . . . . . . . . . . . . . . . . .    $   (0.02)  $     .13
                                                                            =========   =========

                                                                      Exhibit 12
                                                                      ----------

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            (In millions of dollars)


                                                                                        For Three Months
                                                                                          Ended March 31
                                                                                        ----------------
                                               1997    1998     1999    2000     2001     2001    2002
                                               ----    ----     ----    ----     ----     ----    ----
Earnings:
  Income (loss) from continuing operations
    before income taxes plus fixed
    charges and amortization of
    capitalized interest less
    interest capitalized. . . . . . . . . .   $ 973   $ 815   $ 2,205   $ 4,702   $ (316)   $ 349   $ (24)
                                              =====   =====   =======   =======   ======    =====   =====


Fixed charges:
   Total interest on loans
     (expensed and capitalized) . . . . . .   $ 115   $  86   $    84   $    98   $   74    $  21   $  15
   Interest attributable to rental
      and lease expense . . . . . . . . . .      44      41        30        32       33        9       6
                                              -----  ------   -------   -------   ------    -----   -----
Fixed charges . . . . . . . . . . . . . . .   $ 159   $ 127   $   114   $   130   $  107    $  30   $  21
                                              =====   =====   =======   =======   ======    =====   =====

Ratio of earnings to fixed charges. . . . .     6.1     6.4      19.3      36.2        *     11.6       *



* The ratio is not meaningful. The coverage deficiency was $45 million in the first quarter 2002 and $423 million in year 2001.