Form 10-Q
period 2002-06-30
TEXAS INSTRUMENTS INC
filed 2002-07-29
CIK 97476

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.

                                     20549



                                  FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2002                Commission File Number 1-3761



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

                                  1,733,669,195
  -----------------------------------------------------------------------------
         Number of shares of Registrant's common stock outstanding as of
                                  June 30, 2002

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
               (In millions of dollars, except per-share amounts)

                                                  For Three Months Ended      For Six Months Ended
                                                  ----------------------      --------------------
                                                    June 30    June 30         June 30    June 30
Operations . . . . . . . . . . . . . . . . . . . .    2002       2001            2002       2001
----------                                          -------    -------         -------    -------
Net revenues . . . . . . . . . . . . . . . . . . .  $ 2,162    $ 2,037         $ 3,989    $ 4,565
Operating costs and expenses:
  Cost of revenues . . . . . . . . . . . . . . . .    1,306      1,523           2,523      3,028
  Research and development . . . . . . . . . . . .      404        412             792        858
  Selling, general and administrative. . . . . . .      297        400             563        748
                                                    -------    -------         -------    -------
    Total. . . . . . . . . . . . . . . . . . . . .    2,007      2,335           3,878      4,634
                                                    -------    -------         -------    -------
Profit (loss) from operations. . . . . . . . . . .      155       (298)            111        (69)
Other income (expense) net . . . . . . . . . . . .      (24)        57             (13)       164
Interest on loans. . . . . . . . . . . . . . . . .       14         15              29         31
                                                    -------    -------         -------    -------
Income (loss) before income taxes. . . . . . . . .      117       (256)             69         64
Provision (benefit) for income taxes . . . . . . .       22        (59)             12         31
                                                    -------    -------         -------    -------
Net income (loss). . . . . . . . . . . . . . . . .  $    95    $  (197)        $    57    $    33
                                                    =======    =======         =======    =======
Diluted earnings (loss) per common share . . . . .  $   .05    $  (.11)        $   .03    $   .02
                                                    =======    =======         =======    =======
Basic earnings (loss) per common share . . . . . .  $   .05    $  (.11)        $   .03    $   .02
                                                    =======    =======         =======    =======

Cash dividends declared per share of common stock.  $  .021    $  .021         $  .043    $  .043


                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                       Consolidated Financial Statements
                 (In millions of dollars, except share amounts)

Balance Sheet                                                   June 30     Dec. 31
-------------                                                     2002        2001
Assets                                                          -------     -------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .    $   487     $   431
  Short-term investments . . . . . . . . . . . . . . . . . .      1,983       2,513
  Accounts receivable, net of allowances for customer
      adjustments and doubtful accounts of $43 million
      in 2002 and $61 million in 2001 . . . . . . . . . . . .     1,535       1,198
  Inventories:
    Raw materials . . . . . . . . . . . . . . . . . . . . . .       124         133
    Work in process . . . . . . . . . . . . . . . . . . . . .       474         407
    Finished goods. . . . . . . . . . . . . . . . . . . . . .       222         211
                                                                -------     -------
      Inventories . . . . . . . . . . . . . . . . . . . . . .       820         751
                                                                -------     -------
  Deferred income taxes. . . . . . . . . . . . . . . . . . . .      582         554
  Prepaid expenses and other current assets. . . . . . . . . .      237         328
                                                                -------     -------
    Total current assets . . . . . . . . . . . . . . . . . . .    5,644       5,775
                                                                -------     -------
Property, plant and equipment at cost. . . . . . . . . . . . .    9,486       9,683
  Less accumulated depreciation. . . . . . . . . . . . . . . .   (4,402)     (4,094)
                                                                -------     -------
    Property, plant and equipment (net). . . . . . . . . . . .    5,084       5,589
                                                               --------     -------
Long-term cash investments . . . . . . . . . . . . . . . . . .    1,004         407
Equity investments . . . . . . . . . . . . . . . . . . . . . .    1,461       2,214
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .      629         523
Acquisition-related intangibles. . . . . . . . . . . . . . . .      217         225
Deferred income taxes. . . . . . . . . . . . . . . . . . . . .      340         421
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .      610         625
                                                                -------     -------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $14,989     $15,779
                                                                =======     =======
Liabilities and Stockholders' Equity
Current liabilities:
  Loans payable and current portion long-term debt . . . . . .  $   155     $    38
  Accounts payable and accrued expenses. . . . . . . . . . . .    1,230       1,205
  Income taxes payable . . . . . . . . . . . . . . . . . . . .      195         327
  Accrued retirement and profit sharing contributions. . . . .      127          10
                                                                -------     -------
    Total current liabilities. . . . . . . . . . . . . . . . .    1,707       1,580
                                                                -------     -------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .   1,097       1,211
Accrued retirement costs. . . . . . . . . . . . . . . . . . . .     447         485
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .      85         331
Deferred credits and other liabilities. . . . . . . . . . . . .     277         293

Stockholders' equity:
  Preferred stock, $25 par value.  Authorized - 10,000,000 shares
    Participating cumulative preferred.  None issued. . . . . .      --          --
  Common stock, $1 par value.  Authorized - 2,400,000,000 shares
    Shares issued:  2002 - 1,740,330,934; 2001 - 1,740,329,364.   1,740       1,740
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .   1,106       1,216
  Retained earnings . . . . . . . . . . . . . . . . . . . . . .   8,958       8,975
  Less treasury common stock at cost:
    Shares:  2002 - 6,661,739; 2001 - 6,395,488 . . . . . . . .    (217)       (235)
  Accumulated other comprehensive income. . . . . . . . . . . .    (150)        269
  Deferred compensation . . . . . . . . . . . . . . . . . . . .     (61)        (86)
                                                                -------     -------
    Total stockholders' equity. . . . . . . . . . . . . . . . .  11,376      11,879
                                                                -------     -------
Total liabilities and stockholders' equity. . . . . . . . . . . $14,989     $15,779
                                                                =======     =======

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                       Consolidated Financial Statements
                            (In millions of dollars)



                                                            For Six Months Ended
                                                            --------------------
Cash Flows                                                   June 30    June 30
----------                                                     2002       2001
Cash flows from operating activities:                        -------    -------
  Net income. . . . . . . . . . . . . . . . . . . . . . .    $    57    $    33
  Depreciation. . . . . . . . . . . . . . . . . . . . . .        787        731
  Amortization of acquisition-related costs . . . . . . .         57        117
  Deferred income taxes . . . . . . . . . . . . . . . . .          8         14
  Net currency exchange (gains) losses. . . . . . . . . .         (4)         5
  (Increase) decrease in working capital (excluding cash
    and cash equivalents, short-term investments, deferred
    income taxes, and loans payable and current portion
    long-term debt):
      Accounts receivable. . . . . . . . . . . . . . . . .      (308)       513
      Inventories. . . . . . . . . . . . . . . . . . . . .       (69)       151
      Prepaid expenses and other current assets. . . . . .       129        (43)
      Accounts payable and accrued expenses. . . . . . . .       (50)      (508)
      Income taxes payable . . . . . . . . . . . . . . . .      (111)       (89)
      Accrued retirement and profit sharing contributions.       123       (356)
  Decrease in noncurrent accrued retirement costs. . . . .      (101)        --
  Write-downs of equity investments. . . . . . . . . . . .       116         53
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .        49         84
                                                             -------    -------
Net cash provided by operating activities. . . . . . . . .       683        705

Cash flows from investing activities:
  Additions to property, plant and equipment. . . . . . .       (297)    (1,242)
  Purchases of short-term investments . . . . . . . . . .       (709)    (1,435)
  Sales and maturities of short-term investments. . . . .      1,548      2,203
  Purchases of long-term cash investments . . . . . . . .       (957)        --
  Sales of long-term cash investments . . . . . . . . . .         46         --
  Purchases of equity investments . . . . . . . . . . . .        (20)      (177)
  Sales of equity investments . . . . . . . . . . . . . .         30         39
  Acquisition of businesses, net of cash acquired . . . .        (69)        --
                                                             -------    -------
Net cash used in investing activities . . . . . . . . . .       (428)      (612)

Cash flows from financing activities:
  Additions to loans payable. . . . . . . . . . . . . . .          9         --
  Payments on loans payable . . . . . . . . . . . . . . .         (1)        --
  Additions to long-term debt . . . . . . . . . . . . . .         --          3
  Payments on long-term debt. . . . . . . . . . . . . . .        (19)      (128)
  Dividends paid on common stock. . . . . . . . . . . . .        (74)       (74)
  Sales and other common stock transactions . . . . . . .         92         87
  Common stock repurchase program . . . . . . . . . . . .       (210)      (158)
                                                             -------    -------
Net cash used in financing activities . . . . . . . . . .       (203)      (270)

Effect of exchange rate changes on cash . . . . . . . . .          4        (26)
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents. . .         56       (203)
Cash and cash equivalents, January 1. . . . . . . . . . .        431        745
                                                             -------    -------
Cash and cash equivalents, June 30. . . . . . . . . . . .    $   487    $   542
                                                             =======    =======

                TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                          Notes to Financial Statements


1. Diluted earnings (loss) per common share are based on average common and dilutive potential common shares outstanding (1774.4 and 1735.6 million shares for the second quarters of 2002 and 2001 and 1775.4 and 1785.5 million shares for the six months ended June 30, 2002 and 2001). For the second quarter of 2001, dilutive potential common shares have been excluded due to the net loss for the period.

2. In the second quarter of 2002, TI completed its acquisition of Condat AG, Berlin (Condat) for a purchase price of approximately $85 million. Goodwill of approximately $58 million was recognized due to the acquisition. Some adjustments to accounting estimates for this purchase acquisition may be required in the third quarter, but it is not expected that they will have a material impact on the company's financial position or results of operations.

3. Included in other income (expense) net for the second quarters of 2002 and 2001, in millions of dollars, are investment write-downs of $96 and $18. A decline in the market value of Hynix Global Depositary Shares accounted for most of the investment write-down in second quarter 2002.

4. Income for the second quarter of 2002 includes, in millions of dollars, net special gains of $16, of which $20 is the reversal of a warranty reserve taken against the gain on the sale of the software business unit in 1997, because the warranty period has expired. Of the $16 net special gains, $20 is included in other income, $5 is in selling, general and administrative expense, $2 is a reduction in cost of revenues and $1 is in research and development expense.

5. Loss for the first quarter of 2002 includes, in millions of dollars, net special charges of $17, of which $14 is for restructuring charges primarily related to the closing of the Semiconductor manufacturing facility in Merrimack, New Hampshire. Of the $14, $9 is for the acceleration of depreciation over the remaining service life of the facility, and $4 is for fixed asset write-downs for assets held for sale. Of the $17 net special charges, $16 is included in cost of revenues and $1 is in other income (expense) net.

6. As of June 30, 2002, in millions of dollars, $260 of the $293 aggregate severance cost obligations for the 2001 worldwide cost-reduction and restructuring actions affecting a total of 5724 employees had been paid. Loss for the second quarter of 2001 includes, in millions of dollars, net special charges of $252, of which $214 is severance cost for the 2001 worldwide cost-reduction program affecting 3778 employees and $35 relates to the restructuring charges for the closing of three Semiconductor facilities. Of the $35, $14 is severance cost for 559 additional employees and $16 is for the acceleration of depreciation over the remaining service life of the facilities. Of the $252 net special charges, $162 is included in cost of revenues, $84 is in selling, general and administrative expense and $6 is in research and development expense. Also included in the second quarter of 2001 is a $68 increase in the income tax provision to adjust to the expected tax rate for the year.

7. Income for the first quarter of 2001 includes, in millions of dollars, net special charges of $50, of which $27 is severance cost for 502 employees under the 2001 worldwide cost-reduction program and $25 relates to the closing of a Semiconductor manufacturing facility in Santa Cruz, California. Of the $25, $16 is severance cost for 600 additional employees and $5 is for acceleration of depreciation over the remaining service life of the facility. Of the $50 net special charges, $44 is included in cost of revenues, $7 is in selling, general and administrative expense, $2 is in research and development expense and $3 is in other income.

8. Total comprehensive income (loss), i.e., net income (loss) plus available-for-sale investment and pension liability adjustments to stockholders' equity, for the second quarters of 2002 and 2001, in millions of dollars, was negative $400 and negative $231. For the six months ended June 30, 2002 and 2001, it was negative $362 and positive $143.

9. There has been no significant change in the status of the ongoing audit investigation (initially disclosed in 1998) concerning grants from the Italian government.

10. Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate for 2002 is 18 percent. The effective annualized tax rate for 2002 differs from the 35 percent statutory corporate tax rate due to the expected utilization of tax benefits such as the credit for research activities.

11. The statements of operations and statements of cash flows for the periods ended June 30, 2002, and the balance sheet at June 30, 2002, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown.

12.  Business segment information follows:




                                            For Three Months Ended       For Six Months Ended
                                            ----------------------       --------------------
Business Segment Net Revenues                 June 30    June 30          June 30    June 30
(in millions of dollars)                        2002       2001             2002       2001
-----------------------------                 -------    -------          -------    -------
Semiconductor
  Trade. . . . . . . . . . . . . . . . . .    $ 1,761    $ 1,652         $  3,275   $  3,824
  Intersegment . . . . . . . . . . . . . .          3          5                7          9
                                              -------    -------          -------    -------
                                                1,764      1,657            3,282      3,833
                                              -------    -------          -------    -------
Sensors & Controls
  Trade. . . . . . . . . . . . . . . . . .        250        255              478        515
  Intersegment . . . . . . . . . . . . . .          2          2                2          2
                                              -------    -------          -------    -------
                                                  252        257              480        517
Education & Productivity Solutions
  Trade. . . . . . . . . . . . . . . . . .        150        129              235        210
Corporate activities . . . . . . . . . . .         (4)        (6)              (8)        (7)
Divested activities. . . . . . . . . . . .         --         --               --         12
                                              -------    -------          -------    -------
Total net revenues . . . . . . . . . . . .    $ 2,162    $ 2,037          $ 3,989    $ 4,565
                                              =======    =======          =======    =======


Business Segment Profit (Loss)
(in millions of dollars)
------------------------------

Semiconductor. . . . . . . . . . . . . . .    $   132    $   (37)         $   105    $   267
Sensors & Controls . . . . . . . . . . . .         56         52              104        103
Educational & Productivity Solutions . . .         49         38               68         55
Corporate activities . . . . . . . . . . .        (49)       (42)             (89)       (79)
Special charges/gains, and acquisition-
  related amortization, net of
  applicable profit sharing. . . . . . . .        (13)      (309)             (58)      (418)
Interest on loans/other income (expense)
  net, excluding a second-quarter 2002 gain
  of $20, a first-quarter 2002 charge of $1
  and a first-quarter 2001 gain of $3,
  included above in Special charges/gains
  and acquisition-related amortization . .        (58)        42              (61)       130
Divested activities. . . . . . . . . . . .         --         --               --          6
                                              -------    -------          -------    -------
Income (loss) before income taxes. . . . .    $   117    $  (256)         $    69    $    64
                                              =======    =======          =======    =======

13. Year-to-date acquisition-related purchased in-process research and development (R&D) charges were $1 million in 2002 and zero in 2001. These charges are for R&D from business purchase acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

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


Millions of Dollars
-------------------------------------------------------------------------------------------------------------------------


                                                                                           Cost/time to
                                                                                        complete R&D projects
                                                                                        ---------------------


                                                                                                               Year
                                           Other   Deferred  Purchased                                 At      cash flows
Entity    Acquisition  Consid-             intan-  compen-   in-process  R&D     Discount   At ac-     June    projected
acquired  date         eration  Goodwill   gibles  sation    R&D charge  focus   rate       quisition  2002    to begin
--------  -----------  -------  --------   ------  --------  ----------  -----   -------    ---------  -----   ----------
Alantro   Third        $277      $148      $81     $32       $52         Wireless   24%     $4.1/256   Project  2002
Commun-   quarter                                                        networking         engineer   completed
ications, 2000                                                           technology         months
Inc.                                                                     for home
                                                                         and office

14. The following is a reconciliation of individual restructuring accruals (in millions of dollars).


<BTB>
                                                                                   Year of Charge
                                                                    ------------------------------------------------------
                                                                                        2001                         2002
                                                                    --------------------------------------------    ------
                                             Balance, prior
                                           actions - primarily      Voluntary/          SC             SC             SC
                                              severance and         involuntary        site        international     site
                                           business divestiture       program         closings     restructuring   closings
Description*                 Total               related              in U.S.          in U.S.       actions         in U.S.
------------                 -----        ---------------------     -----------      ---------    -------------    ---------
BALANCE, DECEMBER 31, 2001   $119               $ 40                   $ 17             $ 23          $ 39

CHARGES:
Asset write-downs              14                                                                                     $ 14

DISPOSITIONS:
Sale of facility               (8)                (8)
Non-cash write-down of assets (14)                                                                                     (14)
Severance payments            (26)                (4)                    (8)              (7)           (7)
                             ----               ----                   ----             ----          ----            ----
BALANCE, MARCH 31, 2002      $ 85               $ 28                   $  9             $ 16          $ 32            $ --
                             ----               ----                   ----             ----          ----            ----


CHARGES:
Asset write-downs               1                                                                                        1
Severance charges               5                                                                                        5

DISPOSITIONS:
Non-cash write-down of assets  (1)                                                                                      (1)
Severance payments            (15)                (1)                    (6)              (3)                           (5)
Change in estimates           (23)               (20)                                     (3)
                             ----               ----                   ----             ----          ----            ----
BALANCE, JUNE 30, 2002       $ 52               $  7                   $  3             $ 10          $ 32            $ --
                             ====               ====                   ====             ====          ====            ====

* Abbreviations
SC= Semiconductor Business

15. The company adopted Statement of Financial Accounting Standards(SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. As of the adoption date, the standard did not affect the financial position or results of operations of the company.

16. The company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

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

With the adoption of the statement, the company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the company on a comparable basis (in millions of dollars, except per-share amounts):



                                        For Three Months Ended   For Six Months Ended
                                        ----------------------   --------------------
                                          June 30     June 30     June 30     June 30
                                            2002        2001        2002        2001
                                         -------     -------     -------     -------
NET INCOME (LOSS):
  Reported net income (loss). . . . . .   $    95     $  (197)    $    57     $    33
  Goodwill and workforce amortization
    (net of tax). . . . . . . . . . . .        --          29          --          57
                                          -------     -------     -------     -------
  Adjusted net income (loss). . . . . .   $    95     $  (168)    $    57     $    90
                                          =======     =======     =======     =======
BASIC EARNINGS (LOSS) PER SHARE:
  Reported net income (loss). . . . . .       .05        (.11)        .03         .02
  Goodwill and workforce amortization
    (net of tax). . . . . . . . . . . .        --         .02          --         .03
                                          -------     -------     -------     -------
  Adjusted net income (loss). . . . . .   $   .05     $  (.09)    $   .03     $   .05
                                          =======     =======     =======     =======

DILUTED EARNINGS (LOSS) PER SHARE:
  Reported net income (loss). . . . . .       .05        (.11)        .03         .02
  Goodwill and workforce amortization
    (net of tax). . . . . . . . . . . .        --         .02          --         .03
                                          -------     -------     -------     -------
  Adjusted net income (loss). . . . . .   $   .05     $  (.09)    $   .03     $   .05
                                          =======     =======     =======     =======

As of January 1, 2002, the company completed a goodwill impairment test. This test involved the use of estimates related to the fair market value of the company's reporting units with which the goodwill was associated. No impairment was indicated at that time.

The carrying amount of goodwill at June 30, 2002, by business segment, was (in millions of dollars):

             Semiconductor     Sensors & Controls     E&PS     Total
             -------------     ------------------    ------    ------
                 $  611             $  18             $  --    $  629
                 ======             =====            ======    ======


The following table reflects the components of amortized intangible assets (in millions of dollars):


                               June 30, 2002           January 1, 2002
                               ----------------------    --------------------
                                Gross      Gross
                               Carrying    Accum.       Carrying    Accum.
                                Amount     Amort.        Amount     Amort.
                               --------    ------       --------    ------
Amortized intangible assets:
  - Developed technology. . .  $  249      $  110         $  213    $   98
  - Deferred compensation . .      59          54             67        52
  - Non-compete agreement . .      62          37             59        33
  - Other . . . . . . . . . .     118          70            113        63
                               ------      ------         ------    ------
  Total . . . . . . . . . . .  $  488      $  271         $  452    $  246
                               ======      ======         ======    ======

Amortization expense on intangible assets (including deferred compensation in stockholders' equity) was $29 million and $31 million for the quarters ended June 30, 2002 and 2001.

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ended December 31 (in millions of dollars):

2002      $113
2003        85
2004        54
2005        37
2006        30

The company completed its acquisition of Condat during the quarter ended June 30, 2002. The following table contains a summary of the intangibles acquired (in millions of dollars).

                                    Amortization
Intangible Assets      Amount       Lives
-----------------      ------       ------------
Developed Technology     26          5 years
Customer Relationship     2          3 years
Non-Compete Agreements    2          3 years

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant (the "company" or "TI") announced that its second-quarter revenue increased 18 percent sequentially and 6 percent compared with the year-ago period.

Sequential revenue growth of $335 million was driven by double-digit percentage gains in all of TI's business segments - Semiconductor, Sensors & Controls, and Educational & Productivity Solutions (E&PS). Semiconductor was the largest contributor, with a sequential revenue increase of $246 million, or 16 percent. Revenue for the quarter includes $30 million in catch-up royalties from a new semiconductor cross-license agreement.

Compared with the year-ago quarter, TI revenue was up $125 million, or 6 percent, based on 6 percent growth in Semiconductor and 16 percent growth in E&PS.

Operating profit and margin increased sequentially due to increased revenue in the second quarter of 2002. Compared with the year-ago period, the increase in operating profit was substantially greater than the increase in revenue, due to lower severance charges resulting from restructuring activities and higher semiconductor factory utilization and cost reductions in the second quarter of 2002.

Other income (expense)/interest was negative in the quarter due to a non-cash charge of $96 million to write down certain equity holdings in the company's investment portfolio.

Net income was $95 million. EPS (earnings per share) was $0.05. The investment write-downs reduced earnings by 4 cents per share. The catch-up royalties increased EPS by 1 cent.

Orders of $2292 million in the second quarter increased 20 percent sequentially and 34 percent from the year-ago period. Semiconductor orders of $1876 million were up 22 percent sequentially and 42 percent from the year-ago period. TI and Semiconductor book-to-bill increased sequentially.

SUMMARY OF FINANCIAL  RESULTS

For the second quarter of 2002, TI reported the following:

     - Total revenue for TI was $2162 million, up 6 percent from $2037 million in the year-ago quarter, and up 18 percent sequentially, primarily due to higher Semiconductor shipments.

     - Cost of revenues in the second quarter was $1306 million, compared with $1523 million in the year-ago quarter. Cost of revenues as a percent of revenue decreased, reflecting lower restructuring charges and increased factory utilization.

     - Research and development (R&D) totaled $404 million, down from $412 million in the second quarter of 2001 due to lower restructuring charges and lower amortization of acquisition-related intangibles.

     - Selling, general and administrative expense in the quarter was $297 million, down from $400 million in the year-ago quarter due to lower restructuring charges and cessation of amortization of goodwill in accordance with Statement of Financial Accounting Standards
          (SFAS) 142.

     - Other income (expense) net decreased from $57 million in the second quarter of 2001 to $(24) million in the second quarter of 2002, due to increased investment write-downs.

     -    The effective income tax rate for the quarter was 19 percent.

     - TI orders in the second quarter were $2292 million, up from $1704 million in the year-ago quarter and $1905 million in the first quarter due to growth in Semiconductor.

Information concerning special charges, gains and other items is on pages 16-17.

OUTLOOK

Stabilizing inventory at the company's customers means that in the second half of 2002, TI should be generally shipping close to the same rate as end demand.

For the third quarter of 2002: TI expects revenue to grow about 5 percent sequentially (or about 6 percent excluding the $30 million in catch-up royalties included in second-quarter revenue). Semiconductor revenue is expected to grow about 4 percent sequentially (or about 6 percent excluding the catch-up royalties), Sensors & Controls revenue is expected to seasonally decline a few percentage points, and E&PS revenue is expected to seasonally increase about 25 percent.

Operating margin in the third quarter should increase 1 to 2 percentage points. Other income/interest is expected to be about $10 million. EPS is expected to be about $0.09.

For 2002, TI expects R&D to be about $1.6 billion. Capital expenditures are expected to be about $800 million in 2002, and depreciation is expected to be about $1.6 billion.

The 2002 effective income tax rate is expected to be about 18 percent.

SEMICONDUCTOR

Semiconductor revenue in the second quarter was $1764 million, up from $1657 million in the year-ago quarter, due to growth in DSP. Second-quarter revenue was up from $1518 million in the prior quarter due to increased shipments across the breadth of Semiconductor products.

Semiconductor operating profit for the second quarter was $132 million, or 7.5 percent of revenue, up from an operating loss of $37 million in the year-ago quarter due to higher factory utilization and revenue growth, and up from an operating loss of $27 million in the prior quarter due to increased revenue.

Analog revenue was up 3 percent from the year-ago period and 16 percent sequentially. Growth in Analog was broad-based and included 25 percent sequential growth in high-performance Analog product revenue.

DSP revenue increased 41 percent from the year-ago quarter and 8 percent sequentially, primarily due to wireless.

TI's remaining Semiconductor revenue decreased 11 percent from the year-ago quarter and increased 26 percent sequentially.

TI's Semiconductor revenue in key markets was as follows:

     - Wireless revenue increased 62 percent from the year-ago quarter and 14 percent sequentially.
     - Revenue from TI's catalog products, composed of high-performance Analog and catalog DSP, decreased 3 percent from the year-ago quarter but increased 20 percent sequentially.
     - Broadband communications revenue, which includes DSL and cable modems, voice over packet (VoP), and wireless local area networks (WLANs), decreased 59 percent from the year-ago quarter but increased 15 percent sequentially.

Semiconductor orders were $1876 million, up 42 percent from the year-ago quarter and 22 percent sequentially as demand increased across the range of Semiconductor products.

SENSORS & CONTROLS

Sensors & Controls revenue was $252 million for the second quarter of 2002, compared with $257 million in the year-ago quarter. Sequentially, revenue increased 10 percent from $229 million primarily due to increased shipments of sensor products. The sequentially higher shipments were mostly related to the automotive market, where TI benefited from new products, higher demand and increased penetration.

Operating profit was $56 million, a record 22.1 percent of revenue, compared with $52 million in the year-ago quarter, due to manufacturing cost reductions. Operating profit increased 14 percent from $49 million in the first quarter primarily due to increased shipments.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

E&PS revenue was $150 million for the second quarter of 2002, compared with $129 million in the year-ago quarter due to stronger sales of graphing calculators resulting from earlier retail stocking for back-to-school sales than in the previous year. Sequentially, revenue increased 75 percent from $85 million due to retail stocking for upcoming back-to-school sales.

Operating profit was $49 million, or 33 percent of revenue, compared with $38 million in the year-ago quarter, primarily due to higher revenue. Operating profit increased from $19 million in the prior quarter, primarily due to higher revenue.

FIRST HALF OF 2002

For the first six months of 2002, TI reported the following:

     - TI revenue was $3989 million, down from $4565 million in the first six months of 2001, primarily due to Semiconductor. The decrease in Semiconductor revenue was primarily due to lower shipments in the first quarter of 2002 resulting from excess customer inventories, a trend that reversed in the second quarter of 2002 as shipments increased compared to the second quarter of 2001. The decrease in Sensors & Controls revenue was due to decreased shipments and the increase in E&PS revenue was primarily due to earlier stocking for back-to-school sales.

     - Cost of revenues was $2523 million compared with $3028 million in the year-ago period. Cost of revenues declined due to lower shipments in Semiconductor in the first half of 2002 and higher restructuring charges in the first half of 2001.

     - R&D totaled $792 million, compared to $858 million in the first six months of 2001. The decrease was primarily due to the company's 300-millimeter wafer facility moving from development into production, and lower restructuring charges and amortization of acquisition-related intangibles.

     - Selling, general and administrative expense was $563 million, down from $748 million in the year-ago period due primarily to lower restructuring charges and cessation of amortization of goodwill in accordance with SFAS 142.

     - Other income (expense) net decreased from $164 million in the first six months of 2001 to $(13) million in the first six months of 2002, primarily due to investment write-downs and lower interest income.

     -    The effective income tax rate was 18 percent.

     - Orders were $4197 million, up from $3601 million from the same period a year ago, due to Semiconductor. Semiconductor orders for the first six months were up across a range of Semiconductor products. Sensors & Controls orders were down slightly . E&PS orders were up due to earlier stocking for back-to-school sales.

FINANCIAL CONDITION
--------------------

The company's balance sheet remains strong. In the first six months of 2002, total cash, composed of cash and cash equivalents plus short-term investments and long-term cash investments, increased by $123 million to $3474 million, primarily due to operating activities.

In the first six months of 2002, accounts receivable increased by $337 million, to $1535 million, primarily reflecting higher Semiconductor revenue as well as E&PS seasonality.

In the first six months of 2002, inventory increased by $69 million, to $820 million, as Semiconductor and E&PS built product to support anticipated higher third-quarter shipments.

Equity investments declined to $1461 million, down $753 million from $2214 million at year-end 2001. Investment write-downs during the first half of 2002 were $116 million. The balance of the decline was from mark-to-market adjustments of the available-for-sale securities, primarily shares of Micron Technology, Inc. common stock. The mark-to-market adjustment, net of tax, is reflected in stockholders' equity.

Capital expenditures totaled $297 million in the first six months of 2002, compared with $1242 million in the first half of 2001. Capital expenditures in the year-ago period were primarily for the upgrade of three analog fabrication facilities to 200-millimeter wafers and the installation of the 300 millimeter wafer facility production line.

Debt-to-total-capital ratio was 0.10 at the end of the second quarter, unchanged from the end of 2001.

SPECIAL CHARGES, GAINS AND OTHER ITEMS
--------------------------------------

Second Quarter of 2002:

In the second quarter of 2002, pretax gains of $16 million net were recorded, of which $20 million was the reversal of a warranty reserve taken against the gain on the sale of the software business unit in 1997, because the warranty period has expired. Of the $16 million gain, $20 million is included in other income, $5 million is in selling, general and administrative expense, $2 million is a reduction in cost of revenues and $1 million is in research and development expense. Also included in results for the quarter is the amortization of acquisition-related intangibles of $29 million.

First Quarter of 2002:

In the first quarter of 2002, pretax charges of $17 million net were taken, of which $14 million was for restructuring charges primarily related to the closing of the Semiconductor manufacturing facility in Merrimack, New Hampshire. Of the $14 million, $9 million was for the acceleration of depreciation over the remaining service life of the facility, and $4 million was for fixed asset write-downs for assets held for sale. Of the $17 million charge, $16 million is included in cost of revenues and $1 million is in other income (expense) net. Also included in results for the first quarter of 2002 is the amortization of acquisition-related intangibles of $28 million.

Second Quarter of 2001:

As of June 30, 2002, $260 million of the $293 million aggregate severance cost obligations for the 2001 worldwide cost-reduction and restructuring actions affecting a total of 5724 employees had been paid. In the second quarter of 2001, pretax charges of $252 million net were taken, of which $214 million was severance cost for the 2001 worldwide cost-reduction program affecting 3778 employees and $35 million relates to the restructuring charges for the closing of three Semiconductor facilities. Of the $35 million, $14 million was severance cost for 559 additional employees and $16 million was for acceleration of depreciation over the remaining service life of the facilities. Of the $252 million, $162 million is included in cost of revenues, $84 million is in selling, general and administrative expense and $6 million is in research and development expense. Also included in results for the second quarter of 2001 are a $68 million increase in the income tax provision to adjust to the expected tax rate for the year, and the amortization of goodwill and other acquisition-related intangibles of $58 million.

First Quarter of 2001:

In the first quarter of 2001, pretax charges of $50 million net were taken, of which $27 million was severance cost for 502 employees under the 2001 worldwide cost-reduction program and $25 million relates to the closing of a Semiconductor manufacturing facility in Santa Cruz, California. Of the $25 million charge, $16 million was severance cost for 600 additional employees and $5 million was for acceleration of depreciation over the remaining service life of the facility. Of the $50 million, $44 million is included in cost of revenues, $7 million is in selling, general and administrative expense, $2 million is in research and development expense, and $3 million is in other income. Also included in results for the first quarter of 2001 is the amortization of goodwill and other acquisition-related intangibles of $59 million.

Purchased In-Process R&D Charges

See discussion in Note 13 to the consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages C-37 and C-38 of the Registrant's proxy statement for the 2002 annual meeting of stockholders and is incorporated by reference to such proxy statement.

                          PART II  -  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on April 18, 2002, in addition to the election of directors the stockholders voted upon the two board proposals contained in the Registrant's Proxy Statement dated March 1, 2002.

The Board nominees were elected as directors with the following vote:

         Nominee                     For             Withheld
         -------                     ---             --------

     James  R.  Adams            1,450,153,948       24,226,501
     David  L.  Boren            1,454,868,771       19,511,678
     James  B.  Busey            1,462,160,143       12,220,306
     Daniel  A.  Carp            1,462,302,451       12,077,998
     Thomas  J.  Engibous        1,461,292,794       13,087,655
     Gerald  W.  Fronterhouse    1,459,541,192       14,839,257
     David  R.  Goode            1,455,193,721       19,186,728
     Wayne  R.  Sanders          1,463,087,615       11,292,834
     Ruth  J.  Simmons           1,454,974,534       19,405,915

The  two  Board  proposals  were  approved  with  the  following  vote:

                                                                  Abstentions (Other
     Proposal                    For              Against      Than Broker Non-Votes)    Broker Non-Votes
     --------                    ---              -------      ---------------------     ----------------

Board proposal with           1,346,497,486      116,775,743         11,102,109               5,111
respect to adoption of the
Texas Instruments Executive
Officer Performance Plan

Board proposal with respect   1,443,408,033       21,676,808          9,289,048               6,560
to adoption of the TI
Employees 2002 Stock Purchase
Plan


ITEM 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Designation of
                Exhibits in
                This Report           Description of Exhibit
               --------------      -----------------------------

               10(a)               Texas Instruments Executive Officer
                                   Performance Plan.

               11                  Computation of Basic and Diluted Earnings
                                   (Loss) Per Common and Dilutive Potential
                                   Common Share.

               12                  Computation of Ratio of Earnings to Fixed
                                   Charges.

         (b) Reports on Form 8-K.

During the quarter ended June 30, 2002, the Registrant filed a report on Form 8-K dated May 14, 2002, reconfirming its outlook for the second quarter of 2002 as set forth in the Outlook Section included in Item 2 of its Form 10-Q for the quarter ending March 31, 2002.

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

  - TI's ability to develop, manufacture and market innovative products in a rapidly changing technological environment, including timely implementation of new manufacturing technologies;

  - TI's ability to compete in products and prices in an intensely competitive industry;

  - TI's ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

  - Consolidation of TI's patent licensees and market conditions reducing royalty payments to TI;

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


                 TEXAS INSTRUMENTS INCORPORATED




                 BY:  /s/ WILLIAM A. AYLESWORTH
                      _________________________
                      William A. Aylesworth
                      Senior Vice President and
                      Chief Financial Officer


Date:  July 29, 2002

                                                                   Exhibit 10(a)
                                                                   -------------

              TEXAS INSTRUMENTS EXECUTIVE OFFICER PERFORMANCE PLAN

                              Dated April 18, 2002


The purpose of the Plan is to promote the success of the Company by providing performance-based compensation for executive officers.

For purposes of the Plan, unless otherwise indicated, the term "TI" shall mean Texas Instruments Incorporated, "Company" shall mean TI and its subsidiaries, and "Board" shall mean the Board of Directors of TI.

The Plan is intended to provide qualified performance-based compensation in accordance with Section 162(m) of the Internal Revenue Code of 1986, as amended, and regulations thereunder ("Code") and will be so interpreted.

Covered Employees

The executive officers of TI (within the meaning of Rule 3b-7 under the Securities Exchange Act of 1934 as amended from time to time) as of March 30 of each calendar year ("performance year") shall receive awards under the Plan for such performance year. An individual who becomes an executive officer after March 30 and on or before October 1 of a performance year shall receive an award as provided below.

Administration of Plan

The Plan shall be administered by a Committee of the Board which shall be known as the Compensation Committee (the "Committee"). The Committee shall be appointed by a majority of the whole Board and shall consist of not less than three directors. The Board may designate one or more directors as alternate members of the Committee, who may replace any absent or disqualified member at any meeting of the Committee. A director may serve as a member or alternate member of the Committee only during periods in which the director is an "outside director" as described in Section 162(m) of the Code. The Committee shall have full power and authority to construe, interpret and administer the Plan. It may issue rules and regulations for administration of the Plan. It shall meet at such times and places as it may determine. A majority of the members of the Committee shall constitute a quorum and all decisions of the Committee shall be final, conclusive and binding upon all parties, including the Company, the stockholders and the employees.

The Committee shall have the full and exclusive right to make reductions in awards under the Plan. In determining whether to reduce any award and the amount of any reduction, the Committee shall take into consideration such factors as the Committee shall determine.

Expenses of Administration

The expenses of the administration of this Plan, including the interest provided in the Plan, shall be borne by the Company.

Amendments

The Board may, at any time and from time to time, alter, amend, suspend or terminate the Plan or any part thereof as it may deem proper and in the best interests of the Company, provided, however, that no such action shall (i) affect or impair the rights under any award theretofore granted under the Plan, except that in the case of a covered employee employed outside the United States the Committee may vary the provisions of the Plan as it may deem appropriate to conform with local laws, practices and procedures or (ii) increase the maximum amount of any award above the amount described below.

Awards

Subject to the Committee's discretion to reduce such awards, each covered employee shall be entitled to an award for each performance year equal to 0.5% of the Company's consolidated income from continuing operations before (i) provision for income taxes, (ii) awards under the Plan, (iii) any pretax gain or loss exceeding $25 million recognized for the year related to divestiture of a business and (iv) any write-off of in process research and development expenses exceeding $25 million associated with an acquisition, as determined and reported to the Committee by TI's independent auditors ("Consolidated Income").

An individual who becomes an executive officer after March 30 and on or before October 1 of a performance year shall be entitled to a prorated award for that performance year which shall be 0.5% of the Company's Consolidated Income, as defined above, for such performance year multiplied by a fraction, the numerator of which is the number of complete calendar quarters of such year following the date on which the individual becomes an executive officer and the denominator of which is 4. Such prorated award shall be subject to the Committee's discretion to reduce awards.

Scope of the Plan

Nothing in this Plan shall be construed as precluding or prohibiting the Company from establishing or maintaining other bonus or compensation arrangements, which may be generally applicable or applicable only to selected employees or officers.

Report of Awards; Committee Discretion to Reduce

As soon as practicable after the end of each performance year, TI's independent auditors shall determine and report to the Committee and the Committee shall certify the amount of each award for that year under the provisions of this Plan.

The Committee, in its sole discretion, based on any factors the Committee deems appropriate, may reduce the award to any covered employee in any year (including reduction to zero if the Committee so determines). The Committee shall make a determination of whether and to what extent to reduce awards under the Plan for each year at such time or times following the close of the performance year as the Committee shall deem appropriate. The reduction in the amount of an award to any covered employee for a performance year shall have no effect on the amount of the award to any other covered employee for such year.

Payment of Awards

Awards and any installments thereof shall be paid in cash as of a date or dates determined by the Committee or, if the Committee makes no determination, then as soon as practicable after the amount of the awards has been determined.

The Committee may direct the awards to the covered employees or any of them for any year to be paid in a single amount or in installments of equal or varying amounts or may defer payment of any awards and may prescribe such terms and conditions concerning payment of awards as it deems appropriate, including completion of specific periods of employment with the Company, provided that such terms and conditions are not more favorable to a covered employee than those expressly set forth in the Plan. The Committee may determine that interest will be payable with respect to any payment of any award. The Committee may at any time amend any such direction and may amend or delete any such terms and conditions if the Committee deems it appropriate. The Committee's actions under this paragraph shall be subject to and in accordance with the rules governing qualified performance based compensation in Section 162(m) of the Code.

Payments of awards to covered employees who are employees of subsidiaries of the Company shall be paid directly by such subsidiaries.

                                                                      Exhibit 11
                                                                      ----------

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
         EARNINGS (LOSS) PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE



                                                                        For Three Months Ended          For Six Months Ended
                                                                        ----------------------          --------------------
                                                                          June 30      June 30          June 30     June 30
                                                                            2002         2001             2002        2001
                                                                         ---------    ---------        ---------   ---------
Net income (loss) in millions                                            $      95    $    (197)       $      57    $     33
Add:  Interest, net of tax effect, on convertible
        debentures assumed converted                                            --           --               --          --
                                                                         ---------    ---------        ---------   ---------
Adjusted net income (loss) in millions                                   $      95    $    (197)       $      57    $     33
                                                                         =========    =========        =========   =========


Diluted Earnings (Loss) per Common and Dilutive Potential Common Share:
-----------------------------------------------------------------------
Weighted average common shares outstanding
  (in thousands)                                                         1,734,658    1,735,623        1,734,537   1,735,086
    Weighted average dilutive potential common shares:
      Stock option and compensation plans                                   39,762           --           40,893      50,390
      Convertible debentures                                                    --           --               --          --
                                                                         ---------    ---------        ---------   ---------
Weighted average common and dilutive potential
  common shares                                                          1,774,420    1,735,623        1,775,430   1,785,476
                                                                         =========    =========        =========   =========

Diluted earnings (loss) per common share                                 $    0.05    $   (0.11)       $    0.03   $    0.02
                                                                         =========    =========        =========   =========


Basic Earnings (Loss) per Common Share:
---------------------------------------
Weighted average common shares outstanding
  (in thousands)                                                         1,734,658    1,735,623        1,734,537    1,735,086
                                                                         =========    =========        =========    =========

Basic earnings (loss) per common share                                   $    0.05    $   (0.11)       $    0.03  $      0.02
                                                                         =========    =========        =========    =========

                                                                      Exhibit 12
                                                                      ----------

                 TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            (In millions of dollars)



                                                                                                 For Six Months
                                                                                                  Ended June 30
                                                                                                 --------------
                                                       1997     1998    1999     2000     2001      2001   2002
                                                       ----     ----    ----     ----     ----      ----   ----
Earnings:
  Income (loss)from continuing operations
    before income taxes plus fixed
    charges and amortization of
    capitalized interest less
    interest capitalized . . . . . . . . .            $  973   $  815  $2,205   $4,702   $ (316)   $  120  $  119
                                                      ======   ======  ======   ======   ======    ======  ======

Fixed charges:
   Total interest on loans
     (expensed and capitalized). . . . . .            $  115   $   86  $   84   $   98   $   74    $   40  $   30
   Interest attributable to rental
      and lease expense. . . . . . . . . .                44       41      30       32       33        17      13
                                                      ------   ------  ------   ------   ------    ------  ------
Fixed charges. . . . . . . . . . . . . . .            $  159   $  127  $  114   $  130   $  107    $   57  $   43
                                                      ======   ======  ======   ======   ======    ======  ======

Ratio of earnings to fixed charges . . . .               6.1      6.4    19.3     36.2        *       2.1     2.8
                                                      ======   ======  ======   ======   ======    ======  ======



* The ratio is not meaningful. The coverage deficiency was $423 million in year 2001.