Form 10-Q
period 2002-09-30
TEXAS INSTRUMENTS INC
filed 2002-11-12
CIK 97476

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002	Commission File Number 1-3761

TEXAS INSTRUMENTS INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 972-995-3773

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

1,731,005,913

Number of shares of Registrant’s common stock outstanding as of
September 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Financial Statements
(In millions of dollars, except per-share amounts)

	For Three Months Ended		For Nine Months Ended
Operations	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net revenues	$2,248	$1,849	$6,237	$6,414
Operating costs and expenses:
Cost of revenues	1,413	1,424	3,936	4,452
Research and development	415	358	1,207	1,216
Selling, general and administrative	311	312	873	1,060

Total	2,139	2,094	6,016	6,728

Profit (loss) from operations	109	(245)	221	(314)
Other income (expense) net	57	37	43	201
Interest on loans	14	15	43	45

Income (loss) before income taxes	152	(223)	221	(158)
Provision (benefit) for income taxes	(36)	(106)	(24)	(73)

Net income (loss)	$188	$(117)	$245	$(85)

Diluted earnings (loss) per common share	$.11	$(.07)	$.14	$(.05)

Basic earnings (loss) per common share	$.11	$(.07)	$.14	$(.05)

Cash dividends declared per share of common stock	$.021	$.021	$.064	$.064

See Notes to Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Financial Statements
(In millions of dollars, except share amounts)

Balance Sheet	Sept. 30, 2002	Dec. 31, 2001
Assets
Current assets:
Cash and cash equivalents	$964	$431
Short-term investments	1,624	2,513
Accounts receivable, net of allowances for customer adjustments and doubtful accounts of $55 million in 2002 and $61 million in 2001	1,503	1,198
Inventories:
Raw materials	128	133
Work in process	495	407
Finished goods	200	211

Inventories	823	751

Deferred income taxes	600	554
Prepaid expenses and other current assets	205	328

Total current assets	5,719	5,775

Property, plant and equipment at cost	9,510	9,683
Less accumulated depreciation	(4,551)	(4,094)

Property, plant and equipment (net)	4,959	5,589

Long-term cash investments	1,056	407
Equity investments	1,000	2,214
Goodwill	627	523
Acquisition-related intangibles	200	225
Deferred income taxes	657	421
Other assets	681	625

Total assets	$14,899	$15,779

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion long-term debt	$171	$38
Accounts payable and accrued expenses	1,332	1,205
Income taxes payable	209	327
Accrued retirement and profit sharing contributions	15	10

Total current liabilities	1,727	1,580

Long-term debt	1,084	1,211
Accrued retirement costs	641	485
Deferred income taxes	70	331
Deferred credits and other liabilities	285	293
Stockholders’ equity:
Preferred stock, $25 par value. Authorized—10,000,000 shares. Participating cumulative preferred. None issued	—	—
Common stock, $1 par value. Authorized—2,400,000,000 shares. Shares issued: 2002—1,740,330,934; 2001—1,740,329,364	1,740	1,740
Paid-in capital	1,076	1,216
Retained earnings	9,109	8,975
Less treasury common stock at cost. Shares: 2002—9,325,021; 2001—6,395,488	(253)	(235)
Accumulated other comprehensive income (loss)	(529)	269
Deferred compensation	(51)	(86)

Total stockholders’ equity	11,092	11,879

Total liabilities and stockholders’ equity	$14,899	$15,779

See Notes to Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Financial Statements
(In millions of dollars)

	For Nine Months Ended
Cash Flows	Sept. 30, 2002	Sept. 30, 2001
Cash flows from operating activities:
Net income (loss)	$245	$(85)
Depreciation	1,177	1,145
Amortization of acquisition-related costs	87	173
Write-downs of equity investments	125	59
Deferred income taxes	(92)	3
Net currency exchange (gains) losses	(2)	5
(Increase) decrease in working capital (excluding cash and cash equivalents, short-term investments, deferred income taxes, and loans payable and current portion long-term debt):
Accounts receivable	(278)	741
Inventories	(72)	333
Prepaid expenses and other current assets	160	(302)
Accounts payable and accrued expenses	55	(603)
Income taxes payable	(98)	(42)
Accrued retirement and profit sharing contributions	(36)	(399)
Decrease in noncurrent accrued retirement costs	(50)	(30)
Other	27	41

Net cash provided by operating activities	1,248	1,039
Cash flows from investing activities:
Additions to property, plant and equipment	(566)	(1,554)
Purchases of short-term investments	(925)	(2,373)
Sales and maturities of short-term investments	2,503	3,012
Purchases of long-term cash investments	(1,460)	—
Sales of long-term cash investments	115	—
Purchases of equity investments	(26)	(194)
Sales of equity investments	30	102
Acquisition of businesses, net of cash acquired	(69)	—

Net cash used in investing activities	(398)	(1,007)
Cash flows from financing activities:
Additions to loans payable	9	—
Payments on loans payable	(16)	(2)
Additions to long-term debt	—	3
Payments on long-term debt	(19)	(129)
Dividends paid on common stock	(111)	(111)
Sales and other common stock transactions	115	111
Common stock repurchase program	(298)	(310)

Net cash used in financing activities	(320)	(438)
Effect of exchange rate changes on cash	3	48

Net increase (decrease) in cash and cash equivalents	533	(358)
Cash and cash equivalents, January 1	431	745

Cash and cash equivalents, September 30	$964	$387

See Notes to Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.    Diluted earnings (loss) per common share are based on average common and dilutive potential common shares outstanding (1761.8 and 1733.5 million shares for the third quarters of 2002 and 2001 and 1769.7 and 1734.6 million shares for the nine months ended September 30, 2002 and 2001). For the third quarter and nine months of 2001, dilutive potential common shares have been excluded due to the net loss for the period.

2.    Included in other income (expense) net for the third quarters of 2002 and 2001, in millions of dollars, are investment write-downs of $9 and $6 for declines in value determined to be other-than-temporary. For the nine months ended September 30, 2002 and 2001 investment write-downs were $125 and $59.

3.    The company took several actions with regard to its retirement plans during the third quarter. TI made the maximum tax-deductible contribution of $114 million to its U.S. retirement plans. In addition, the company reduced the long-term return on asset assumption for its U.S. pension plan from 9.0 percent to 8.0 percent, effective Jan. 1, 2002. For the year, the net expense from these two actions is expected to be $4 million. At the end of the third quarter, TI’s minimum pension liability was $155 million for its U.S. pension plans.

4.     Total comprehensive income (loss), i.e., net income (loss) plus investment and pension liability adjustments to stockholders’ equity, for the third quarters of 2002 and 2001, in millions of dollars, was $(191) and $(991). For the nine months ended September 30, 2002 and 2001, it was $(553) and $(849). The total comprehensive loss in all time periods was primarily due to the mark-to-market of available for sale investments.

5.    There has been no significant change in the status of the audit investigation concerning grants from the Italian government.

6.    Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. In the third quarter of 2002, the annualized effective tax rate was recalculated to be a benefit of 6 percent. The primary reason the effective annualized tax rate for 2002 differs from the 35 percent statutory corporate tax rate is due to the expected utilization of tax benefits such as the credit for research activities. In addition, the provision (benefit) for income taxes for the third quarter of 2002 reflects a benefit of $11 million that resulted from the resolution of open tax items.

7.    The statement of operations and statement of cash flows for the periods ended September 30, 2002 and 2001, and the balance sheet at September 30, 2002, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown.

8.    Business segment information follows:

	For Three Months Ended		For Nine Months Ended
Business Segment Net Revenues (in millions of dollars)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Semiconductor
Trade	$1,830	$1,450	$5,105	$5,275
Intersegment	1	3	8	11

	1,831	1,453	5,113	5,286

Sensors & Controls
Trade	236	221	715	736
Intersegment	1	1	3	3

	237	222	718	739

Educational & Productivity Solutions
Trade	181	179	416	389
Corporate activities	(1)	(5)	(10)	(12)
Divested activities	—	—	—	12

Total net revenues	$2,248	$1,849	$6,237	$6,414

	For Three Months Ended		For Nine Months Ended
Business Segment Net Profit (Loss) (in millions of dollars)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Semiconductor	$67	$(219)	$172	$48
Sensors & Controls	52	45	156	148
Educational & Productivity Solutions	72	67	140	122
Corporate activities	(52)	(45)	(139)	(125)
Special charges/gains and acquisition-related amortization, net of applicable profit sharing	(30)	(93)	(89)	(510)
Interest on loans/other income (expense) net, excluding a second-quarter 2002 gain of $20, a first-quarter 2002 charge of $1 and a first-quarter 2001 gain of $3, included above in Special charges/gains and acquisition-related amortization	43	22	(19)	153
Divested activities	—	—	—	6

Income (loss) before income taxes	$152	$(223)	$221	$(158)

9.    In the first quarter of 2001, the company began an aggressive worldwide cost-reduction plan to limit the impact of reduced revenue on profitability. The elements of the cost-reduction plan were a voluntary retirement program, lay-offs and the consolidation of certain manufacturing operations including the closing of three Semiconductor facilities in Santa Cruz, California; Merrimack, New Hampshire; and Tustin, California. Employees affected by this plan, primarily in manufacturing operations, totaled 5724.

Voluntary/Involuntary Programs in U.S.: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its U.S. locations. Of the total 5724 affected employees, 329 were in the company’s location in Massachusetts and 2038 were in other U.S. locations, primarily in Texas. The company recorded net pretax charges of $153 million in severance and benefit costs, of which $107 million was included in cost of revenues, $48 million in selling, general, and administrative expense, $1 million in research and development expense, and $3 million in other income. As of the third quarter of 2002, all employees have been terminated and a balance of $2 million of severance and benefit cost remains to be paid. Payments are expected to be completed by 2003.

Semiconductor Site Closings in U.S.:    In the first and second quarters of 2001, the company announced a plan to consolidate certain manufacturing operations resulting in the closing of three Semiconductor facilities. Of the total 5724 affected employees, 1159 were in the company’s locations in California and New Hampshire. The company recorded net pretax charges of $88 million, of which $31 million was for severance and benefit costs, $46 million was for the acceleration of depreciation on the facilities’ assets over the remaining service life of the sites, and $11 million was for various other payments. Of the $31 million severance and benefit costs, $27 million was included in cost of revenues, and $4 million was included in selling, general, and administrative expense. The remaining $57 million of charges were included in cost of revenues. As of the third quarter of 2002, all three facilities have been closed, all employees have been terminated, and a balance of $4 million of severance and benefit cost remains to be paid. Payments are expected to be completed by 2003. One of the facilities was sold in the fourth quarter of 2001 and the other two facilities are being marketed for sale.

In 2002, the company continued to record acceleration of depreciation of $15 million on one of the three Semiconductor facilities. This acceleration of depreciation was included in cost of revenues. In addition, $5 million of additional severance and benefit costs was recorded related to these facility closings. The $5 million was included in cost of revenues. As of the third quarter of 2002, payments are complete and no balance remains.

Semiconductor International Restructuring Actions:    In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its international locations. Of the total 5724 affected employees, 471 were in the company’s locations in Europe, 1075 were in the company’s locations in Asia and 652 were in the company’s locations in Japan. The company recorded net pretax charges of $116 million of severance and benefit costs, of which $56 million was included in cost of revenues, $48 million was included in selling, general, and administrative expense, and $12 million was included in research and development expense. As of the third quarter of 2002, all employees have been terminated and a balance of $30 million of severance and benefit cost remains to be paid. Payments are expected to continue through 2007, of which $3 million is to be paid in the remainder of 2002, $11 million in 2003, $5 million in 2004, $5 million in 2005, and $3 million in both 2006 and 2007.

Prior Actions:    In years prior to 2001, actions were taken to terminate employees primarily in the company’s European locations. There were also restructuring reserves booked for the closing of a facility in Texas and for a warranty associated with the sale of the company’s software business. At the beginning of 2002, this reserve balance was $40 million. In 2002, the Texas facility was sold and the warranty period expired. As a result, $8 million for the Texas facility reserve was reversed, $20 million for the warranty reserve was reversed and $7 million of severance was paid. As of the third quarter of 2002, a balance of $5 million in severance and benefit cost remains to be paid. Payments are expected to continue through 2004, of which $1 million is to be paid in the remainder of 2002, $3 million in 2003, and $1 million in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars):

		Balance, prior actions—primarily severance and business divestiture related	Year of Charge
			2001			2002
Description*	Total		Voluntary/ involuntary program in U.S.	SC site closings in U.S.	SC international restructuring actions	SC site closings in U.S.
BALANCE, DECEMBER 31, 2001	$119	$40	$17	$23	$39

CHARGES:
Non-cash acceleration of depreciation	14					$14
DISPOSITIONS:
Sale of facility	(8)	(8)
Non-cash transfer to accumulated depreciation	(14)					(14)
Severance payments	(26)	(4)	(8)	(7)	(7)

BALANCE, MARCH 31, 2002	85	28	9	16	32	—

CHARGES:
Non-cash acceleration of depreciation	1					1
Severance charges	5					5
DISPOSITIONS:
Non-cash transfer to accumulated depreciation	(1)					(1)
Severance payments	(15)	(1)	(6)	(3)		(5)
Non-cash change in estimates	(23)	(20)		(3)

BALANCE, JUNE 30, 2002	52	7	3	10	32	—

DISPOSITIONS:
Severance payments	(11)	(2)	(1)	(6)	(2)

BALANCE, SEPTEMBER 30, 2002	$41	$5	$2	$4	$30	$—

NOTE: All charges/dispositions are cash items unless otherwise noted.

*	Abbreviation
SC	= Semiconductor Segment

10.    The company adopted Statement of Financial Accounting Standards (SFAS) 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The standard supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. As of the adoption date, the standard did not affect the financial position or results of operations of the company.

11.     The company adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

As required by the statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the company’s analysis, $14 million (net of tax) of intangibles, primarily relating to acquired workforce intangibles, was transferred to goodwill as of January 1, 2002.

With the adoption of the statement, the company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the company on a comparable basis (in millions of dollars, except per-share amounts):

	For Three Months Ended		For Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
NET INCOME (LOSS):
Reported net income (loss)	$188	$(117)	$245	$(85)
Goodwill and workforce amortization (net of tax)	—	27	—	84

Adjusted net income (loss)	$188	$(90)	$245	$(1)

BASIC EARNINGS (LOSS) PER SHARE:
Reported net income (loss)	.11	(.07)	.14	(.05)
Goodwill and workforce amortization (net of tax)	—	.02	—	.05

Adjusted net income (loss)	$.11	$(.05)	$.14	$—

DILUTED EARNINGS (LOSS) PER SHARE:
Reported net income (loss)	.11	(.07)	.14	(.05)
Goodwill and workforce amortization (net of tax)	—	.02	—	.05

Adjusted net income (loss)	$.11	$(.05)	$.14	$—

To apply the provisions of SFAS 142, the company is required to identify its reporting units. Based on an analysis of economic characteristics and how the company operates its business, the company has designated its business segments as its reporting units. In accordance with the transition provisions of SFAS 142, the company has completed the first step of the transitional goodwill impairment tests for all of its reporting units as of January 1, 2002. This test involved the use of estimates to determine the fair market value of the company’s reporting units with which the goodwill was associated. The fair value was then compared to the carrying value of the reporting unit and, based on the analysis, no impairment was indicated at that time.

The company plans to complete its annual goodwill impairment tests as of October 1, 2002 for all of its reporting units. This test will be performed by again comparing the fair market value to the carrying value for each reporting unit. If the fair market value exceeds the carrying value, no impairment will be indicated. If the carrying value exceeds the fair market value, procedures will be applied to calculate the implied fair value of goodwill and this value will be compared to the carrying value of goodwill to determine if impairment is indicated.

The carrying amount of goodwill at September 30, 2002, by business segment, was (in millions of dollars):

Semiconductor	Sensors & Controls	E&PS	Total
$ 609	$ 18	$ —	$ 627

The following table reflects the components of amortized intangible assets, excluding goodwill (in millions of dollars):

	September 30, 2002		January 1, 2002
	Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Amortized intangible assets:
— Developed technology	$249	$118	$213	$98
— Deferred compensation	59	58	67	52
— Non-compete agreements	62	38	59	33
— Other	118	74	113	63

Total	$488	$288	$452	$246

Amortization expense on intangible assets (including deferred compensation in stockholders’ equity) was $30 million and $29 million for the quarters ended September 30, 2002 and 2001.

The following table sets forth the estimated amortization expense on intangible assets for the fiscal years ended December 31 (in millions of dollars):

2002	$114
2003	88
2004	57
2005	39
2006	30

Condat was acquired during the second quarter of 2002. The following table contains a summary of the intangibles acquired (in millions of dollars):

Intangible Assets	Amount	Amortization Lives
Developed technology	$26	5 years
Customer relationships	2	3 years
Non-compete agreements	2	3 years

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

For the third quarter of 2002, total revenue for TI was $2248 million, up 4 percent sequentially, and up 22 percent from $1849 million in the year-ago quarter, primarily due to increased shipments in Semiconductor.

Semiconductor revenue grew 4 percent sequentially and 26 percent compared with the year-ago period, driven by increased shipments in DSP and Analog. Educational & Productivity Solutions (E&PS) revenue grew 21 percent sequentially due to higher seasonal back-to-school shipments of graphing calculators, and 1 percent compared with the year-ago period. Sensors & Controls revenue declined 6 percent sequentially and grew 7 percent compared with the year-ago period.

Cost of revenues in the third quarter was $1413 million, compared with $1306 million in the second quarter and $1424 million in the year-ago quarter. Cost of revenues as a percent of revenue increased by 2.5 percentage points on a sequential basis and decreased 14.1 percentage points compared with the year ago quarter. The decrease from the year-ago quarter reflects Semiconductor manufacturing efficiencies associated with higher product shipments.

Gross profit (revenue less cost of revenues) declined sequentially, primarily due to lower royalties and reduced factory utilization levels late in the third quarter. As a result, gross profit margin declined by 2.5 percentage points on a sequential basis to 37.1 percent of revenue. The second quarter included $30 million in retroactive royalties recorded as a result of a new semiconductor cross-license agreement. Gross profit margin increased by 14.1 percentage points from the year-ago quarter primarily as a result of significantly higher Semiconductor factory utilization.

Research and development expense as a percent of revenue decreased 0.3 percentage points compared with the second quarter and decreased 0.9 percentage points versus the year-ago quarter due to increased revenue. Research and development expense is primarily for product and process development in Semiconductor.

Selling, general and administrative expense as a percent of revenue was flat sequentially and down 3.1 percentage points from the year-ago quarter due to higher revenue.

        Profit from operations (PFO) declined sequentially, due to higher operating expenses in addition to lower gross profit. PFO increased compared with the year-ago quarter due to higher gross profit.

Other income (expense) net (OI&E), which includes interest income, investment gains (losses) and other items, increased from a negative $24 million to a positive $57 million on a sequential basis due to the non-recurrence of the second quarter’s non-cash charge of $96 million on certain equity holdings in the company’s investment portfolio. The increase in OI&E from $37 million in the year-ago period resulted primarily from a reversal in the third quarter of 2002 of interest expense due to the resolution of open tax items in that quarter. Interest income declined compared with the second quarter and the year-ago period as lower interest rates more than offset the company’s higher cash balances.

In the third quarter of 2002, the annualized effective tax rate was recalculated to be a benefit of 6 percent based on the company’s projection of profit before tax. The tax benefit for the quarter was adjusted cumulative to date to reflect the new annualized effective tax rate. In addition, the provision (benefit) for income taxes for the third quarter of 2002 reflects a benefit of $11 million that resulted from the resolution of open tax items.

Orders of $2120 million in the third quarter declined 7 percent sequentially and increased 29 percent from the year-ago period. Semiconductor orders of $1773 million were down 5 percent sequentially and increased 36 percent from the year-ago period. The sequential decline reflects generally weaker orders except for wireless, leading TI to expect revenue to decline sequentially in the fourth quarter.

Total cash, composed of cash and cash equivalents plus short-term investments and long-term cash investments, increased sequentially by $170 million, to $3644 million in the third quarter. Cash flow from operations increased sequentially by $178 million, to $565 million. Free cash flow (cash flow from operations minus capital expenditures) increased sequentially by $86 million, to $296 million after capital expenditures of $269 million.

Accounts receivable decreased sequentially by $32 million, to $1503 million in the third quarter. Accounts receivable in the year-ago quarter were $1449 million. Days sales outstanding were 60 days at the end of the third quarter compared with 64 days in the prior quarter due to more consistent revenue levels in E&PS throughout the quarter and 71 days in the year-ago quarter due to improvements in collections in Semiconductor.

Inventories increased sequentially by $3 million, to $823 million, and decreased by $77 million compared with the year-ago quarter. Days of inventory declined to 53 days at the end of the third quarter from 57 days at the end of the prior quarter and 58 days in the year-ago quarter (before the effect of special charges and amortization of goodwill and other acquisition-related intangibles).

Information concerning special charges, gains and other items is on pages 19-20.

OUTLOOK

For the fourth quarter of 2002, compared with the third quarter, TI expects: total revenue to decline about 10 percent; Semiconductor revenue to decline about 5 percent; Sensors & Controls revenue to remain about even; and E&PS revenue to seasonally decline about 60 percent.

PFO is expected to be about breakeven. Earnings per share (EPS) is expected to be about breakeven plus or minus a few cents (or about $0.02, plus or minus a few cents, before the effect of special charges and amortization of acquisition-related intangibles).

For 2002 TI expects: R&D to be about $1.6 billion; capital expenditures to be about $800 million; and depreciation to be about $1.6 billion.

The fourth-quarter effective tax rate is expected to produce a benefit of about 6 percent, compared with the prior estimate of an expense of about 18 percent.

Given the limited visibility in the current environment, TI believes it is prudent to plan cautiously yet retain the flexibility to respond quickly should customer demand increase. TI is aggressively tightening its control of expenses and aligning resources with market demand, including the reduction of about 500 jobs. These reductions primarily impact manufacturing and support functions in the United States, and most are expected to occur in the fourth quarter.

SEMICONDUCTOR

Compared to 2001, TI has expanded its DSP and Analog product offerings and manufacturing capability. In the third quarter of 2002, TI’s DSP and Analog both delivered more than 30 percent revenue growth compared with a year ago. Combined, they accounted for more than 70 percent of TI’s total Semiconductor revenue for the third quarter.

Semiconductor revenue was up across a broad range of products. Wireless especially remained strong, delivering its fifth consecutive quarter of sequential growth as customers continue to embrace new, advanced cell phones with color screens, and as TI chipsets further penetrate original equipment manufacturer (OEM) and original design manufacturer (ODM) customers. An OEM designs and sells under its own brand products that it has manufactured or contracted others to manufacture for it. An ODM designs and manufactures products for others to sell under their brands.

Semiconductor revenue in the third quarter was $1831 million, up 4 percent from the prior quarter and 26 percent from the year-ago quarter due to increased shipments in DSP and Analog.

Gross profit for the third quarter was $668 million or 36.5 percent of revenue, compared with $703 million or 39.8 percent of revenue in the prior quarter, and $295 million or 20.3 percent of revenue in the year-ago quarter. The increase from the year-ago period was primarily the result of significantly higher Semiconductor factory utilization.

Semiconductor operating profit for the third quarter was $67 million or 3.7 percent of revenue, down from $132 million in the prior quarter primarily due to lower gross profit. Operating profit increased from an operating loss of $219 million in the year-ago quarter primarily due to significantly higher gross profit.

Analog revenue was up 6 percent sequentially primarily due to increased shipments of wireless components. Growth also came from increased sales to the consumer electronics market. Analog revenue was up 31 percent from the year-ago quarter primarily due to increased shipments of wireless and printer components.

DSP revenue was up 8 percent sequentially and 38 percent from the year-ago quarter primarily due to increased shipments of wireless components.

TI’s remaining Semiconductor revenue decreased 3 percent sequentially due to lower royalties and increased 10 percent from the year-ago quarter due to increased shipments in Digital Light Processing™ and standard logic.

TI’s Semiconductor revenue in key markets was as follows:

—
Wireless revenue increased 9 percent sequentially and 52 percent from the year-ago quarter. In both comparisons, revenue from increased shipments of products sold into handsets more than offset declines associated with base stations. TI continues to benefit from a richer mix of higher-average-selling-price products sold into new, full-featured phones, many with color displays.

—
Revenue from TI’s catalog products, composed of high-performance analog and catalog DSP, increased 6 percent sequentially and 16 percent from the year-ago quarter. Catalog DSP was the most significant contributor to the sequential revenue growth. High-performance analog was the most significant contributor to the year-on-year growth.

—
Broadband communications revenue, which includes DSL and cable modems, voice over packet (VoP), and wireless local area networks (WLANs), increased 17 percent sequentially primarily due to VoP product sales into Internet protocol phones as well as higher WLAN revenue. Broadband communications revenue decreased 6 percent from the year-ago quarter.

Semiconductor orders were $1773 million, down 5 percent sequentially due to generally weaker demand in most areas except wireless, with orders in the PC and PC peripherals market accounting for the largest portion of the decline. Semiconductor orders were up 36 percent from the year-ago quarter due to broad-based demand for the company’s DSP and Analog products.

SENSORS & CONTROLS

Sensors & Controls revenue was $237 million for the third quarter of 2002, down 6 percent from the prior quarter primarily due to seasonally lower shipments of control products used in air conditioning systems. Compared with the year-ago quarter, revenue was up 7 percent due to new products and increased market share.

Gross profit for the third quarter was $82 million, or 34.5 percent of revenue, compared with $84 million in the prior quarter and $72 million in the year-ago quarter. The increase from the year-ago period was primarily the result of the higher revenue level.

Operating profit was $52 million, or 21.7 percent of revenue, down from $56 million in the prior quarter and up from $45 million in the year-ago quarter. Operating profit decreased primarily due to decreased gross profit.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

E&PS revenue was $181 million for the third quarter of 2002, up 21 percent from the prior quarter due to higher seasonal back-to-school shipments of graphing calculators. Compared with the year-ago quarter, revenue was up 1 percent.

Gross profit for the third quarter was $102 million, or 56.1 percent of revenue, compared with $79 million in the prior quarter and $96 million in the year-ago quarter due to improved product mix associated with increased sales of graphing calculators.

Operating profit was $72 million, or 39.9 percent of revenue, up from $49 million in the prior quarter due to higher revenue, and up from $67 million in the year-ago quarter due to higher gross profit.

FIRST NINE MONTHS OF 2002

For the first nine months of 2002, TI reported the following:

—
TI revenue was $6237 million, down from $6414 million in the first nine months of 2001, primarily due to Semiconductor. The decrease in Semiconductor revenue was primarily due to lower shipments across a broad range of products in the first quarter of 2002 resulting from excess customer inventories, a trend that reversed in the second quarter of 2002. Shipments increased across a broad range of products in the second and third quarters of 2002 compared to the second and third quarters of 2001.

—
Cost of revenues was $3936 million compared with $4452 million in the year-ago period. Cost of revenues declined due to higher restructuring charges in the first nine months of 2001 and lower shipments in Semiconductor in the first nine months of 2002, particularly in the first quarter.

—
Gross profit was $2301 million, up from $1962 million in the year-ago period due to higher restructuring charges in the first nine months of 2001. As a result, gross profit margin increased by 6.3 percentage points to 36.9 percent.

—	Research and development expense as a percent of revenue increased 0.4 percentage points compared to the first nine months of 2001 due to lower revenue.

—
Selling, general and administrative expense as a percent of revenue was down 2.5 percentage points from the year-ago period due primarily to lower restructuring charges and cessation of amortization of goodwill in accordance with SFAS 142.

—	PFO was $221 million, an increase of $535 million from the year-ago period due to higher gross profit in this period and higher restructuring charges in the year-ago period.

—
OI&E decreased from $201 million in the first nine months of 2001 to $43 million in the first nine months of 2002, primarily due to investment write-downs. Interest income declined compared with the year-ago period as lower interest rates more than offset the company’s higher cash balances.

—
The annualized effective income tax rate was recalculated to be a benefit of 6 percent. In addition, the provision (benefit) for income taxes for the third quarter of 2002 reflects a benefit of $11 million that resulted from the resolution of open tax items.

—
Orders were $6317 million, up from $5239 million from the same period a year ago, due to Semiconductor. Semiconductor orders for the first nine months were up across a range of Semiconductor products due to broad-based demand for the company’s DSP and Analog products, with particular strength in wireless. Sensors & Controls orders were up slightly. E&PS orders were up due to increased stocking of graphing calculators for back-to-school sales.

SEMICONDUCTOR

Semiconductor revenue in the first nine months was $5113 million, down 3 percent from the year-ago period due to decreased shipments.

Gross profit for the first nine months was $1893 million, or 37.0 percent of revenue, compared with $1789 million and 33.8 percent in the year-ago period. The increase from the year-ago period was primarily the result of higher Semiconductor factory utilization.

Semiconductor operating profit for the first nine months was $172 million, or 3.4 percent of revenue, up from $48 million and 0.9 percent in the year-ago period, primarily due to increased gross profit.

Semiconductor orders for the first nine months were $5188 million, up 25 percent from $4136 million in the year-ago period due to broad-based demand for the company’s DSP and Analog products.

SENSORS & CONTROLS

Sensors & Controls revenue was $718 million in the first nine months of 2002, down 3 percent from $739 million in the year-ago period primarily due to lower shipments of control products, partially offset by increased shipments in automotive sensors.

Gross profit for the first nine months was $241 million, or 33.5 percent of revenue, compared with $233 million and 31.5 percent in the year-ago period. The increase from the year-ago period was primarily due to moving production to lower-cost manufacturing sites.

Operating profit was $156 million, or 21.7 percent of revenue, up from $148 million and 20.0 percent in the first nine months of 2001. Operating profit increased primarily due to increased gross profit.

EDUCATIONAL & PRODUCTIVITY SOLUTIONS (E&PS)

E&PS revenue was $416 million for the first nine months, up 7 percent from the year-ago period due to higher seasonal back-to-school shipments of graphing calculators.

Gross profit for the first nine months was $223 million, or 53.5 percent of revenue, up from $200 million and 51.5 percent in the year-ago period due to improved product mix associated with increased sales of graphing calculators.

Operating profit was $140 million, or 33.7 percent of revenue, up from $122 million and 31.3 percent in the prior period due to higher gross profit.

FINANCIAL CONDITION

TI’s financial and competitive positions are strong. TI has generated more than $1.2 billion in free cash flow (cash flow from operations minus capital expenditures) during the past four quarters, increasing total cash to more than $3.6 billion.

In the first nine months of 2002, total cash increased by $293 million, to $3644 million, due to operating activities.

In the first nine months of 2002, accounts receivable increased by $305 million, to $1503 million, due to higher revenue. Accounts receivable in the year-ago period were $1449 million. Days sales outstanding were 60 days at the end of the first nine months of 2002 compared with 71 days in the year-ago period. The reduction in days sales outstanding was due to more consistent revenue levels during the third quarter of 2002 compared to the third quarter of 2001, and improved collection performance.

In the first nine months of 2002, inventories increased by $72 million, to $823 million, to support future anticipated shipments. Days of inventory (before the effect of special charges and amortization of goodwill and other acquisition-related intangibles) declined to 53 days at the end of the third quarter from 58 days in the year-ago period.

Capital expenditures totaled $566 million in the first nine months of 2002, down from $1554 million in the first nine months of 2001 due to lower equipment purchases by TI’s manufacturing operations. During 2001, the company completed the initial phase of its most advanced wafer fabrication facility and upgraded three analog fabrication facilities to 200-millimeter wafers.

Depreciation was $1177 million for the first nine months of 2002, compared with $1145 million in the year-ago period.

The company took several actions with regard to its retirement plans during the third quarter. TI made the maximum tax-deductible contribution of $114 million to its U.S. retirement plans. In addition, the company reduced the long-term return on asset assumption for its U.S. pension plan from 9.0 percent to 8.0 percent, effective January 1, 2002. For the year, the net expense from these two actions is expected to be $4 million. At the end of the third quarter, TI’s minimum pension liability was $155 million for its U.S. pension plans.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the third quarter, the debt-to-total-capital ratio was 0.10, unchanged from the end of 2001. This ratio reflects the company’s view that it is prudent to maintain a low debt level considering the volatile nature of the semiconductor industry.

Net cash provided by operating activities increased $209 million to $1248 million for the nine months ended September 30, 2002 compared to the year-ago period. Free cash flow increased by $1197 million to $682 million in the first nine months of 2002 after capital expenditures of $566 million.

Net cash used in investing activities was $398 million for the nine months ended September 30, 2002, versus $1007 million for the same period a year ago. The reduced level of capital expenditures more than accounts for the improvement as additions to property, plant, and equipment fell to $566 million from $1554 million in the year-ago period. In addition, in order to take advantage of higher yields, $1460 million was invested in longer-term cash investments during the first nine months of 2002. These long-term cash investments are fixed-income, investment-grade securities with maturities between thirteen and twenty-four months. Sales and maturities of short-term cash investments exceeded the amount purchased by $1578 million.

For the first nine months of 2002, net cash used in financing activities totaled $320 million versus $438 million compared to the year-ago period. In the first nine months of 2002, the company used $298 million of cash to repurchase approximately 11.2 million shares of its common stock compared with $310 million used to repurchase approximately 8.8 million shares of common stock in the same period last year. These repurchases are intended to neutralize the potential dilutive effect of shares expected to be issued upon exercise of stock options under the company’s long-term incentive and employee stock purchase plans. Also, the company paid a total of $111 million of common stock dividends in each period.

The company’s primary source of liquidity is $964 million of cash and cash equivalents, $1624 million of short-term investments, and $1056 million of long-term cash investments, totaling $3644 million. Another source of liquidity is authorized borrowings of $600 million for commercial paper, backed by a 364-day revolving credit facility, which is currently unutilized. The company maintains the ability to issue up to $1.0 billion in debt under a U.S. Securities and Exchange Commission shelf registration. As of September 30, 2002, the company also has equity investments of $1.0 billion, including over $700 million of highly-liquid publicly traded securities (primarily Micron Technology, Inc. common stock). The company believes it has the necessary financial resources to fund its working capital needs, capital expenditures, dividend payments, and other business requirements for at least the next 12 months.

SPECIAL CHARGES, GAINS AND OTHER ITEMS

RESTRUCTURING ACTIONS

In the first quarter of 2001, the company began an aggressive worldwide cost-reduction plan to limit the impact of reduced revenue on profitability. The elements of the cost-reduction plan were a voluntary retirement program, lay-offs and the consolidation of certain manufacturing operations including the closing of three Semiconductor facilities in Santa Cruz, California; Merrimack, New Hampshire; and Tustin, California. The projected savings from the cost-reduction plan were estimated to be an annualized $600 million, predominantly comprised of payroll and benefits savings. Since the 5724 affected employees have terminated and the three facilities are closed, the savings from this cost-reduction plan are being realized. The 5724 affected employees were primarily in manufacturing operations.

Voluntary/Involuntary Programs in U.S.:    In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its U.S. locations. Of the total 5724 affected employees, 329 were in the company’s location in Massachusetts and 2038 were in other U.S. locations, primarily in Texas. The company recorded net pretax charges of $153 million in severance and benefit costs, of which $107 million was included in cost of revenues, $48 million in selling, general, and administrative expense, $1 million in research and development expense, and $3 million in other income. The savings from this element of the cost-reduction plan were estimated to be an annualized $290 million. As of the third quarter of 2002, all employees have been terminated and a balance of $2 million of severance and benefit cost remains to be paid. Payments are expected to be completed by 2003.

Semiconductor Site Closings in U.S.:    In the first and second quarters of 2001, the company announced a plan to consolidate certain manufacturing operations resulting in the closing of three Semiconductor facilities. Of the total 5724 affected employees, 1159 were in the company’s locations in California and New Hampshire. The company recorded net pretax charges of $88 million, of which $31 million was for severance and benefit costs, $46 million was for the acceleration of depreciation on the facilities’ assets over the remaining service life of the sites, and $11 million was for various other payments. Of the $31 million severance and benefit costs, $27 million was included in cost of revenues, and $4 million was included in selling, general, and administrative expense. The remaining $57 million of charges were included in cost of revenues. The savings from this element of the cost-reduction plan were estimated to be an annualized $170 million. As of the third quarter of 2002, all three facilities have been closed, all employees have been terminated, and a balance of $4 million of severance and benefit cost remains to be paid. Payments are expected to be completed by 2003. One of the facilities was sold in the fourth quarter of 2001 and the other two facilities are being marketed for sale.

In 2002, the company continued to record acceleration of depreciation of $15 million on one of the three Semiconductor facilities. This acceleration of depreciation was included in cost of revenues. In addition, $5 million of additional severance and benefit costs was recorded related to these facility closings. The $5 million was included in cost of revenues. As of the third quarter of 2002, payments are complete and no balance remains.

Semiconductor International Restructuring Actions:    In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its international locations. Of the total 5724 affected employees, 471 were in the company’s locations in Europe, 1075 were in the company’s locations in Asia and 652 were in the company’s locations in Japan. The company recorded net pretax charges of $116 million of severance and benefit costs, of which $56 million was included in cost of revenues, $48 million was included in selling, general, and administrative expense, and $12 million was included in research and development expense. The savings from this element of the cost-reduction plan were estimated to be an annualized $140 million. As of the third quarter of 2002, all employees have been terminated and a balance of $30 million of severance and benefit cost remains to be paid. Payments are expected to continue through 2007, of which $3 million is to be paid in the remainder of 2002, $11 million in 2003, $5 million in 2004, $5 million in 2005, and $3 million in both 2006 and 2007.

Prior Actions:    In years prior to 2001, actions were taken to terminate employees primarily in the company’s European locations. There were also restructuring reserves booked for the closing of a facility in Texas and for a warranty associated with the sale of the company’s software business. At the beginning of 2002, this reserve balance was $40 million. In 2002, the Texas facility was sold and the warranty period expired. As a result, $8 million for the Texas facility reserve was reversed, $20 million for the warranty reserve was reversed and $7 million of severance was paid. As of the third quarter of 2002, a balance of $5 million in severance and benefit cost remains to be paid. Payments are expected to continue through 2004, of which $1 million is to be paid in the remainder of 2002, $3 million in 2003, and $1 million in 2004.

OTHER ITEMS

Other Items include the following (in millions of dollars):

	Amortization of Acquisition- Related Intangibles *	Income Tax Expense Adjustment
Third quarter 2002	$ 30	$ —
Second quarter 2002	29	—
First quarter 2002	28	—
Third quarter 2001	56	—
Second quarter 2001	58	68**
First quarter 2001	59	—

*	Amortization of goodwill was discontinued in 2002 in accordance with SFAS 142.
**	Represents an increase to the income tax provision to adjust to the expected effective tax rate for the year.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages C-37 and C-38 of the Registrant’s proxy statement for the 2002 annual meeting of stockholders and is incorporated by reference to such proxy statement.

ITEM 4.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

Designation of Exhibits in This Report		Description of Exhibit

3	(i)	Certificate of Ownership and Merger merging Texas Instruments San Diego Incorporated with and into Texas Instruments Incorporated.

11		Computation of Basic and Diluted Earnings (Loss) Per Common and Dilutive Potential Common Share.

12		Computation of Ratio of Earnings to Fixed Charges.

99.1		Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

99.2		Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K.

During the quarter ended September 30, 2002, the Registrant filed the following reports on Form 8-K: a Form 8-K dated July 30, 2002, attaching as exhibits the sworn statements of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, and a Form 8-K dated August 16, 2002, reconfirming its outlook for the third quarter of 2002 as set forth in the Outlook Section included in Item 2 of its Form 10-Q for the quarter ending June 30, 2002.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as TI or its management “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Similarly, such statements herein that describe the company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements.

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of the company or its management:

•	Market demand for semiconductors, particularly for digital signal processors and analog chips in key markets, such as telecommunications and computers;

•	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment, including timely implementation of new manufacturing technologies;

•	TI’s ability to compete in products and prices in an intensely competitive industry;

•	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

•	Consolidation of TI’s patent licensees and market conditions reducing royalty payments to TI;

•	Timely completion and successful integration of announced acquisitions;

•
Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, possible disruptions in transportation networks and fluctuations in foreign currency exchange rates;

•	Losses or curtailments of purchases from key customers or the timing of customer inventory adjustments;

•	TI’s ability to recruit and retain skilled personnel; and

•	Availability of raw materials and critical manufacturing equipment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

BY:	/S/ WILLIAM A. AYLESWORTH
William A. Aylesworth Senior Vice President and Chief Financial Officer

Date: November 8, 2002

CERTIFICATIONS

I, Thomas J. Engibous, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Texas Instruments Incorporated;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002.	/S/ THOMAS J. ENGIBOUS
Thomas J. Engibous Chairman of the Board, President and Chief Executive Officer

I, William A. Aylesworth, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Texas Instruments Incorporated;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002.

/s/ WILLIAM A. AYLESWORTH

William A. Aylesworth Senior Vice President and Chief Financial Officer