Form 10-K
period 2002-12-31
TEXAS INSTRUMENTS INC
filed 2003-03-03
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☒  No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $27,400,000,000 as of January 31, 2003.

1,730,391,184

(Number of shares of common stock outstanding as of January 31, 2003)

Parts I, II, and III hereof incorporate information by reference to the Registrant’s 2002 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2003 annual meeting of stockholders.

PART I

ITEM 1. Business.

General Information

Texas Instruments Incorporated (“TI” or the “company,” including subsidiaries except where the context indicates otherwise) is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in more than 25 countries. TI’s largest geographic markets are in the United States, Asia, Japan and Europe. TI has been in operation since 1930.

The financial information with respect to TI’s business segments and operations outside the United States, which is contained in the note to the financial statements captioned “Business Segment and Geographic Area Data” on pages 33 through 36 of TI’s 2002 annual report to stockholders is incorporated herein by reference to such annual report.

Semiconductor

TI is a global semiconductor company and a leading designer and supplier of digital signal processors and analog integrated circuits, the engines driving the digitization of electronics. Digital signal processors and analog integrated circuits enable a wide range of new products and features for TI’s more than 30,000 customers in commercial, industrial and consumer markets.

TI also is a world leader in the design and manufacturing of other semiconductor products. Those products include standard logic devices, application-specific integrated circuits, reduced instruction-set computing microprocessors, microcontrollers and digital imaging devices.

The semiconductor business comprised 83% of TI’s 2002 revenue. TI’s semiconductor products are used in a diverse range of electronic systems, including cellular telephones, personal computers, servers, communications infrastructure equipment, digital cameras, digital audio players, motor controls, automobiles and digital imaging systems, including projector and television systems. Products are sold to original-equipment manufacturers (OEM), original-design manufacturers (ODM), contract manufacturers and distributors. An OEM designs and sells under its own brand products that it has manufactured or contracted others to manufacture for it. An ODM designs and manufacturers products for others to sell under their brands. TI’s semiconductor patent portfolio has been established as an ongoing contributor to semiconductor revenue. In 2002, sales to distributors accounted for approximately 27% of semiconductor revenue. The Nokia group of companies accounted in 2002 for 12% of TI’s revenue.

The semiconductor market is intensely competitive, subject to rapid technological change and pricing pressures, and requires high rates of investment. TI faces strong competition in all of its semiconductor product lines. The rapid pace of change and technological breakthroughs constantly create new opportunities for existing competitors and start-ups, which can quickly render existing technologies less valuable. In digital signal processors, TI competes with a number of large and small companies, both U.S.-based and international. New product development capabilities, applications support, software knowledge and advanced semiconductor process technology are the primary competitive factors in this business.

The market for analog integrated circuits is highly fragmented. TI competes with a number of large and small companies, both U.S.-based and international. Primary competitive factors in this business are the availability of innovative designs and designers, a broad range of process technologies and applications support and, particularly in the standard products area, price.

Other TI Businesses

In addition to semiconductors, TI has two other segments. The largest, representing 11% of TI’s 2002 revenue, is Sensors & Controls. This business sells sensors, electrical and electronic controls and radio-frequency identification systems into automotive and industrial markets. Typically the top supplier in targeted product areas, Sensors & Controls faces strong multinational and regional competitors. The primary competitive factors in this business are product reliability, manufacturing costs and engineering expertise. The products of the business are sold to OEMs and distributors.

Educational & Productivity Solutions (E&PS) represents 6% of TI’s 2002 revenue and is a leading supplier of graphing and other educational calculators. This business sells primarily through retailers and to schools through instructional dealers. TI’s principal competitors in this business are U.S.- and Japan-based companies. Technology expertise, price and infrastructure for education and market understanding are primary competitive factors in this business.

Acquisitions and Divestitures

From time to time TI considers acquisitions and divestitures that may strengthen its business portfolio. TI may effect one or more of these transactions at such time or times as it determines to be appropriate. In the second quarter of 2002, TI completed its acquisition of Condat AG, Berlin, a developer of wireless communication software and platforms for mobile business applications, for a purchase price of approximately $87 million.

Backlog

The dollar amount of backlog of orders believed by TI to be firm was $1057 million as of December 31, 2002 and $1036 million as of December 31, 2001. Backlog orders are, under certain circumstances, subject to cancellation. A substantial number of orders are shipped during the same quarter in which they are received. Accordingly, the company believes that its backlog as of any particular date may not be indicative of revenue for any future period.

Raw Materials

TI purchases materials, parts and supplies from a number of suppliers. The materials, parts and supplies essential to TI’s business are generally available at present and TI believes that such materials, parts and supplies will be available in the foreseeable future.

Patents and Trademarks

TI owns many patents in the United States and other countries. The company has developed a strong, broad-based patent portfolio. TI also has several agreements with other companies involving license rights and anticipates that other licenses may be negotiated in the future. TI does not consider its business materially dependent upon any one patent or patent license, although taken as a whole, the rights of TI and the products made and sold under patents and patent licenses are important to TI’s business.

TI owns trademarks that are used in the conduct of its business. These trademarks are valuable assets, the most important of which are “Texas Instruments” and TI’s corporate monogram.

Research and Development

TI’s research and development expense was $1619 million in 2002, compared with $1598 million in 2001 and $1747 million in 2000. Included is a charge for the value of acquisition-related purchased in-process research and development of $1 million in 2002, zero in 2001, and $112 million in 2000.

Seasonality

TI’s revenue and operating results are subject to some seasonal variation. In particular, E&PS is subject to seasonal variation, experiencing its strongest revenue and operating results in the second and third quarters as retailers stock for the back-to-school season.

Employees

At December 31, 2002, the company had 34,589 employees.

Cautionary Statements Regarding Future Results of Operations

You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of TI’s filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of TI and are not meant to be an exhaustive discussion of risks that apply to companies with broad international operations, such as TI. Like other companies, TI is susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and performance of TI or its customers. Similarly, the price of TI’s securities is subject to volatility due to fluctuations in general market conditions, differences in TI’s results of operations from estimates and projections generated by the investment community and other factors beyond TI’s control.

Further Weakening or Delayed Recovery in the Semiconductor Market May Adversely Affect TI’s Performance.

TI’s semiconductor business represents its largest business segment and the principal source of its revenue. The semiconductor market has historically been cyclical and subject to significant economic downturns. After strong growth in 1999 and 2000, the semiconductor market declined significantly in 2001 and grew only slightly in 2002. Further weakening or delayed recovery in the semiconductor market could adversely affect TI’s results of operations and have an adverse effect on the market price of its securities. In particular, TI’s strategic focus in this business is on the development and marketing of digital signal processors and analog integrated circuits. The results of TI’s operations may be adversely affected in the future if demand for digital signal processors or analog integrated circuits decreases or if these markets or key end-equipment markets such as telecommunications and computers grow at a significantly slower pace than expected by management.

TI’s Margins May Vary over Time.

TI’s profit margins may be adversely affected in the future by a number of factors, including decreases in its shipment volume, reductions in, or obsolescence of, its inventory and shifts in its product mix. In addition, the highly competitive market environment in which the company operates might adversely affect pricing for the company’s products. Because TI owns most of its manufacturing capacity, a significant portion of the company’s operating costs are fixed. These costs do not decline with reductions in customer demand or the company’s utilization of its manufacturing capacity, and can adversely affect profit margins as a result.

The Technology Industry Is Characterized by Rapid Technological Change That Requires TI to Develop New Technologies and Products.

TI’s results of operations depend in part upon its ability to successfully develop, manufacture and market innovative products in a rapidly changing technological environment. TI requires significant capital to develop new technologies and products to meet changing customer demands that, in turn, may result in shortened product lifecycles. Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. As a result, there can be no assurance that TI will successfully develop and market these new products, that the products TI does develop and market will be well received by customers or that TI will realize a return on the capital expended to develop such products.

TI Faces Substantial Competition That Requires TI to Respond Rapidly to Product Development and Pricing Pressures.

TI faces intense technological and pricing competition in the markets in which it operates. TI expects that the level of this competition will increase in the future from large, established semiconductor and related product companies, as well as from emerging companies serving niche markets also served by TI. Certain of TI’s competitors possess sufficient financial, technical and management resources to develop and market products that may compete favorably against those products of TI that currently offer technological and/or price advantages over competitive products. Competition results in price and product development pressures, which may result in reduced profit margins and lost business opportunities in the event that TI is unable to match price declines or technological, product, applications support, software or manufacturing advances of its competitors.

TI’s Performance Depends in Part upon Its Ability to Enforce Its Intellectual Property Rights and to Develop or License New Intellectual Property.

TI benefits from royalties generated from various license agreements that will generally be in effect through the year 2005. Access to worldwide markets depends in part on the continued strength of TI’s intellectual property portfolio. Future royalty revenue depends on the strength of TI’s portfolio and enforcement efforts, and on the sales and financial stability of TI’s licensees. Additionally, the consolidation of TI’s licensees may negatively affect TI’s royalty revenue. TI actively enforces and protects its intellectual property rights, but there can be no assurance that TI’s efforts will be adequate to prevent the misappropriation or improper use of the protected technology. Moreover, there can be no assurance that, as TI’s business expands into new areas, TI will be able to independently develop the technology, software or know-how necessary to conduct its business or that it can do so without infringing the intellectual property rights of others. TI may have to rely increasingly on licensed technology from others. To the extent that TI relies on licenses from others, there can be no assurance that it will be able to obtain all of the licenses it desires in the future on terms it considers reasonable or at all.

A Decline in Demand in Certain End-User Markets Could Have a Material Adverse Effect on the Demand for TI’s Products and Results of Operations.

TI’s customer base includes companies in a wide range of industries, but TI generates a significant amount of revenue from sales to customers in the telecommunications and computer-related industries. Within these industries, a large portion of TI revenue is generated by the sale of digital signal processors and analog integrated circuits to customers in the cellular phone, personal computer and communications infrastructure markets. Decline in one or several of these end-user markets could have a material adverse effect on the demand for TI’s products and its results of operations.

TI’s Global Manufacturing, Design and Sales Activities Subject It to Risks Associated with Legal, Political, Economic or Other Changes.

TI operates in more than 25 countries worldwide, and in 2002 more than 76% of its revenue came from sales to locations outside the United States. Operating internationally exposes TI to changes in export controls and other laws or policies, as well as the general economic conditions, security risks and possible disruptions in transportation networks, of the various countries in which it operates, which could result in an adverse effect on TI’s business operations in such countries and its results of operations. Also, as discussed in more detail on pages 19 and 49 of TI’s 2002 annual report to stockholders, TI uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on the company’s non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar strengthens in relation to the non-U.S. currencies in which TI transacts business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on TI’s non-U.S. business.

The Loss of or Significant Curtailment of Purchases by Any of TI’s Largest Customers Could Adversely Affect TI’s Results of Operations.

While TI generates revenue from thousands of customers worldwide, the loss of or significant curtailment of purchases by one or more of its top customers including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, or the timing of customer inventory adjustments may adversely affect TI’s results of operations.

TI’s Performance Depends on the Availability of Raw Materials and Critical Manufacturing Equipment.

Limited or delayed access to key raw materials used in the manufacturing process or critical manufacturing equipment could adversely impact TI’s results of operations. Additionally, the inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect TI’s results of operations.

TI’s Continued Success Depends in Part on Its Ability to Retain and Recruit a Sufficient Number of Qualified Employees in a Competitive Environment.

TI’s continued success depends in part on the retention and recruitment of skilled personnel, including technical, marketing, management and staff personnel. Experienced personnel in the electronics industry are in high demand and competition for their skills is intense. There can be no assurance that TI will be able to successfully retain and recruit the key personnel that it requires.

Fluctuations in the Market Values of the Company’s Investments and in Interest Rates Could Adversely Affect TI’s Results of Operations.

TI has investments of various types and maturities. Most investments are equity investments in publicly traded companies, the values of which are subject to market price volatility. TI may recognize in earnings the decline in the value of its investments. For information regarding the sensitivity of and risks associated with the market value of the company’s investments and interest rates, see the section titled “Quantitative and Qualitative Disclosures About Market Risk” on pages 49 and 50 in TI’s 2002 annual report to stockholders. Furthermore, TI’s equity investments in both publicly traded companies and private companies are subject to risk of loss of investment capital. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize.

Available Information

TI files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by TI at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. TI’s filings are also available to the public at the web site maintained by the SEC, http://www.sec.gov.

TI makes available, free of charge, through its investor relations web site its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The URL for TI’s investor relations web site is www.ti.com/ir.

ITEM 2. Properties.

TI’s principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. TI owns and leases facilities in the United States and 16 other countries for manufacturing, design and related purposes. The following table indicates the general location of TI’s principal manufacturing and design operations and the business segments that make major use of them. Except as otherwise indicated, these facilities are owned by TI.

	Semiconductor	Sensors & Controls	E&PS
Dallas, Texas(1)	X		X
Houston, Texas	X
Sherman, Texas(1)(2)	X
Tucson, Arizona	X
San Diego, California	X
Attleboro, Massachusetts	X	X
Baoying, China		X
Bangalore, India	X
Hiji, Japan	X
Miho, Japan	X
Tokyo, Japan	X
Kuala Lumpur, Malaysia(3)	X	X
Baguio, Philippines(4)	X
Taipei, Taiwan	X
Nice, France	X
Freising, Germany	X	X
Aguascalientes, Mexico	X	X

(1)	Certain facilities or portions thereof in Dallas and Sherman are leased to Raytheon Company or Raytheon-related entities in connection with the sale in 1997 of TI’s defense systems and electronics business.
(2)	Leased.
(3)	Approximately half of this site is owned on leased land; the remainder is leased.
(4)	Owned on leased land.

TI’s facilities in the United States contained approximately 15,400,000 square feet as of December 31, 2002, of which approximately 2,500,000 square feet were leased. TI’s facilities outside the United States contained approximately 5,900,000 square feet as of December 31, 2002, of which approximately 1,500,000 square feet were leased.

TI believes that its existing properties are in good condition and suitable for the manufacture of its products. At the end of 2002, the company occupied substantially all of the space in its facilities.

Leases covering TI’s leased facilities expire at varying dates generally within the next 10 years. TI anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

ITEM 3.	Legal Proceedings.

Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. The Ministry of Industry is responsible for reviewing the auditor’s findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. The company believes that the grants were obtained and used in compliance with applicable law and contractual obligations. TI does not expect aggregate repayments to the Italian government, if any, to have a material impact on its financial condition, results of operations or liquidity.

TI is involved in various proceedings conducted by the federal Environmental Protection Agency and certain other governmental environmental agencies regarding clean-up of contaminated sites. These proceedings are being coordinated with the agencies and, in certain cases, with other potentially responsible parties (“PRPs”). Although the factual situations and the progress of each of these matters differ, the company believes that the amount of its liability will not have a material adverse effect upon its financial condition, results of operations or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The information contained under the caption “Common Stock Prices and Dividends” on page 58 of TI’s 2002 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2002 on page 41 of such annual report are incorporated herein by reference to such annual report.

ITEM 6.	Selected Financial Data.

The “Summary of Selected Financial Data” for the years 1998 through 2002 which appears on page 41 of TI’s 2002 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42 through 57 of TI’s 2002 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information concerning market risk is contained on pages 49 and 50 of TI’s 2002 annual report to stockholders and is incorporated by reference to such annual report.

ITEM 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and the report thereon of the independent auditors, on pages 6 through 40 of TI’s 2002 annual report to stockholders, are incorporated herein by reference to such annual report.

The “Quarterly Financial Data” on pages 57 and 58 of TI’s 2002 annual report to stockholders is also incorporated herein by reference to such annual report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of Directors” in the company’s proxy statement for the 2003 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information contained under the caption “Section 16(a) Beneficial Reporting Compliance” on page 25 of TI’s proxy statement for the 2003 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

Name	Age	Position

William A. Aylesworth	60	Senior Vice President and Chief Financial Officer

Gilles Delfassy	47	Senior Vice President

Thomas J. Engibous	50	Director; Chairman of the Board, President and Chief Executive Officer

Michael J. Hames	44	Senior Vice President

Joseph F. Hubach	45	Senior Vice President, Secretary and General Counsel

Chung-Shing (C.S.) Lee	48	Senior Vice President

Stephen H. Leven	51	Senior Vice President

Gregg A. Lowe	40	Senior Vice President

Philip J. Ritter	44	Senior Vice President

Richard J. Schaar	57	Senior Vice President (President, Educational & Productivity Solutions)

Richard K. Templeton	44	Executive Vice President and Chief Operating Officer (President, Semiconductor)

Teresa L. West	42	Senior Vice President

Thomas Wroe, Jr.	52	Senior Vice President (President, Sensors & Controls)

The term of office of the above listed officers is from the date of their election until their successor shall have been elected and qualified. Messrs. Aylesworth, Engibous and Templeton have served as executive officers of the company for more than five years. Ms. West and Messrs. Leven, Schaar, and Wroe have served as executive officers of the company since 1998 and have been employees of the company for more than five years. Messrs. Delfassy, Hames and Hubach have served as executive officers of the company since 2000 and have been employees of the company for more than five years. Messrs. Lee, Lowe and Ritter have served as executive officers of the company since 2001 and have been employees of the company for more than five years.

ITEM 11.	Executive Compensation.

The information contained under the captions “Director Compensation” and “Executive Compensation” in the company’s proxy statement for the 2003 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of TI, and (b) the ownership of TI’s common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, that is contained under the caption “Share Ownership of Certain Persons” in the company’s proxy statement for the 2003 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of TI’s common stock by each of the directors, which is contained under the caption “Directors’ Ages, Service and Stock Ownership” in such proxy statement, is also incorporated herein by reference to such proxy statement. The information regarding securities authorized for issuance under equity compensation plans, that is contained under the caption “Equity Compensation Plan Information” in such proxy statement is incorporated herein by reference to such proxy statement.

ITEM 13.	Certain Relationships and Related Transactions.

The information contained under the caption “Certain Business Relationships” in the company’s proxy statement for the 2003 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	Controls and Procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1 and 2. Financial Statements and Financial Statement Schedules:

The financial statements and financial statement schedules are listed in the index on page 20 hereof.

3. Exhibits:

Designation of Exhibit in This Report	Description of Exhibit

3(a)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(d)

Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3(e)

Certificate of Ownership merging Texas Instruments Automation Controls, Inc. into the Registrant (incorporated by reference to Exhibit 3(e) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(f)	Certificate of Elimination of Designations of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(f) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(g)	Certificate of Ownership and Merger merging Tiburon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 4(g) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(h)	Certificate of Ownership and Merger merging Tartan, Inc. into the Registrant (incorporated by reference to Exhibit 4(h) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(i)

Certificate of Designation relating to the Registrant’s Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3(j)	Certificate of Elimination of Designation of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(j) to the Registrant’s Annual Report on Form 10-K for the year 1998).

3(k)

Certificate of Ownership and Merger merging Intersect Technologies, Inc. into the Registrant (incorporated by reference to Exhibit 3(k) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(l)	Certificate of Ownership and Merger merging Soft Warehouse, Inc. into the Registrant (incorporated by reference to Exhibit 3(l) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(m)	Certificate of Ownership and Merger merging Silicon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 3(m) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(n)

Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(n) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).

3(o)

Certificate of Ownership and Merger merging Power Trends, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(o) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(p)

Certificate of Ownership and Merger merging Amati Communications Corporation with and into the Registrant (incorporated by reference to Exhibit 3(p) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(q)	Certificate of Ownership and Merger merging Texas Instruments San Diego Incorporated with and into the Registrant.

3(r)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(n) to the Registrant’s Annual Report on Form 10-K for the year 1999).

4(a)(i)

Rights Agreement dated as of June 18, 1998 between the Registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated June 23, 1998).

4(a)(ii)

Amendment dated as of September 18, 1998 to the Rights Agreement (incorporated by reference to Exhibit 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A dated September 23, 1998).

4(b)	The Registrant agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10(a)(i)	Amended and Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(ii)	First Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iii)	Second Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iv)	Third Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2000).*

10(a)(v)	Fourth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(v) to the Registrant’s Annual Report on Form 10-K for the year 2001).*

10(a)(vi)	Fifth Amendment to Restated TI Deferred Compensation Plan.*

10(b)(i)	TI Employees Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(ii)	First Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(iii)	Second Amendment to TI Supplemental Pension Plan.*

10(b)(iv)	Third Amendment to TI Supplemental Pension Plan.*

10(c)	Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1993).*

10(d)	Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

10(e)	Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(e) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).*

10(f)	Texas Instruments 2003 Long-Term Incentive Plan.

10(g)	Texas Instruments Executive Officer Performance Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).*

10(h)	Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(i)	Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(j)	Texas Instruments Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year 2000).

10(k)

Acquisition Agreement dated as of June 18, 1998 between Texas Instruments Incorporated and Micron Technology, Inc. (exhibit C omitted) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 18, 1998).

10(l)

Second Amendment to Acquisition Agreement dated as of September 30, 1998 between Texas Instruments Incorporated and Micron Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated October 15, 1998).

10(m)

Securities Rights and Restrictions Agreement dated as of September 30, 1998 between Texas Instruments Incorporated and Micron Technology, Inc. (incorporated by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K for the year 1998).

11	Computation of Earnings (Loss) Per Common and Dilutive Potential Common Share.

12	Computation of Ratio of Earnings to Fixed Charges.

13	Portions of Registrant’s 2002 Annual Report to Stockholders Incorporated by Reference Herein.

21	List of Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

99(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

99(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Executive Compensation Plans and Arrangements.

(b) Reports on Form 8-K:

During the quarter ended December 31, 2002, the Registrant filed a report on Form 8-K dated December 3, 2002, which included a news release revising its outlook for the fourth quarter of 2002.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as TI or its management “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Similarly, statements herein that describe TI’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements.

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

—	Market demand for semiconductors, particularly for digital signal processors and analog chips in key markets such as telecommunications and computers;

—	TI’s ability to maintain or improve profit margins, including its ability to utilize its manufacturing facilities at sufficient levels to cover its fixed operating costs, in an intensely competitive and cyclical industry;

—	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;

—	TI’s ability to compete in products and prices in an intensely competitive industry;

—	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

—	Consolidation of TI’s patent licensees and market conditions reducing royalty payments to TI;

—	Timely completion and successful integration of announced acquisitions;

—	Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, possible disruptions in the transportation networks and fluctuations in foreign currency exchange rates;

—	Losses or curtailments of purchases from key customers or the timing of customer inventory adjustments;

—	Availability of raw materials and critical manufacturing equipment;

—	TI’s ability to recruit and retain skilled personnel;

—	Fluctuations in the market value of TI’s investments and in interest rates; and

—	Timely implementation of new manufacturing technologies and installation of manufacturing equipment.

For a more detailed discussion of these factors see the text under the heading “Cautionary Statements Regarding Future Results of Operations” in Item 1 of this report. The forward-looking statements included in this report are made only as of the date of this report and TI undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

By:	/s/ WILLIAM A. AYLESWORTH
William A. Aylesworth Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: February 26, 2003

Each person whose signature appears below constitutes and appoints each of Thomas J. Engibous, William A. Aylesworth and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2002, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2003.

Signature	Title

/s/ JAMES R. ADAMS James R. Adams	Director

/s/ DAVID L. BOREN David L. Boren	Director

/s/ JAMES B. BUSEY IV James B. Busey IV	Director

/s/ DANIEL A. CARP Daniel A. Carp	Director

/s/ THOMAS J. ENGIBOUS Thomas J. Engibous	Chairman of the Board; President; Chief Executive Officer; Director

/s/ GERALD W. FRONTERHOUSE Gerald W. Fronterhouse	Director

/s/ DAVID R. GOODE David R. Goode	Director

/s/ WAYNE R. SANDERS Wayne R. Sanders	Director

Ruth J. Simmons	Director

/s/ WILLIAM A. AYLESWORTH William A. Aylesworth	Senior Vice President, Chief Financial Officer and Chief Accounting Officer

CERTIFICATIONS

I, Thomas J. Engibous, certify that:

1. I have reviewed this annual report on Form 10-K of Texas Instruments Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003.

/s/ THOMAS J. ENGIBOUS Thomas J. Engibous
Chairman of the Board,
President and
Chief Executive Officer

I, William A. Aylesworth, certify that:

1. I have reviewed this annual report on Form 10-K of Texas Instruments Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003.

/s/ WILLIAM A. AYLESWORTH William A. Aylesworth
Senior Vice President and
Chief Financial Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(Item 15(a))

Page Reference
2002 annual report to stockholders

Information incorporated by reference to the Registrant’s 2002 annual report to stockholders

Consolidated Financial Statements:

Operations for each of the three years in the period ended December 31, 2002	6

Balance sheet at December 31, 2002 and 2001	7

Cash flows for each of the three years in the period ended December 31, 2002	8

Stockholders’ equity for each of the three years in the period ended December 31, 2002	9

Notes to financial statements	10-39

Report of Independent Auditors	40

Consolidated Schedule for each of the three years in the period ended December 31, 2002:

II. Allowance for Losses

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Schedule II

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

ALLOWANCE FOR LOSSES

(Millions of Dollars)

Years Ended December 31, 2002, 2001, 2000

	Balance at Beginning of Year	Additions Charged to Operating Results	Usage	Balance at End of Year
2002	$61	$46	$(47)	$60

2001	$54	$50	$(43)	$61

2000	$56	$79	$(81)	$54

Allowances for customer adjustments and doubtful accounts are deducted from accounts receivable in the balance sheet.