Form 10-Q
period 2003-03-31
TEXAS INSTRUMENTS INC
filed 2003-04-25
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003	Commission File Number 1-3761

TEXAS INSTRUMENTS INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  972-995-3773

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

1,729,282,542

Number of shares of Registrant’s common stock outstanding as of March 31, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except per-share amounts)

	For Three Months Ended
Operations	Mar. 31, 2003	Mar. 31, 2002
Net revenue	$2,192	$1,827
Operating costs and expenses:
Cost of revenue	1,330	1,216
Research and development	408	388
Selling, general and administrative	301	267

Total	2,039	1,871

Profit (loss) from operations	153	(44)
Other income (expense) net	14	11
Interest on loans	13	14

Income (loss) before income taxes	154	(47)
Provision (benefit) for income taxes	37	(9)

Net income (loss)	$117	$(38)

Diluted earnings (loss) per common share	$.07	$(.02)

Basic earnings (loss) per common share	$.07	$(.02)

Cash dividends declared per share of common stock	$.021	$.021

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except share amounts)

Balance Sheet	Mar. 31, 2003	Dec. 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,089	$949
Short-term investments	1,847	2,063
Accounts receivable, net of allowances for customer adjustments and doubtful accounts of $62 million in 2003 and $60 million in 2002	1,365	1,217
Inventories:
Raw materials	107	121
Work in process	546	478
Finished goods	229	191

Inventories	882	790

Deferred income taxes	560	545
Prepaid expenses and other current assets	379	562

Total current assets	6,122	6,126

Property, plant and equipment at cost	9,438	9,516
Less accumulated depreciation	(4,862)	(4,722)

Property, plant and equipment (net)	4,576	4,794

Long-term cash investments	1,209	1,130
Equity investments	717	808
Goodwill	638	638
Acquisition-related intangibles	171	185
Deferred income taxes	622	618
Other assets	340	380

Total assets	$14,395	$14,679

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion long-term debt	$168	$422
Accounts payable and accrued expenses	1,170	1,204
Income taxes payable	329	293
Accrued retirement and profit sharing contributions	11	15

Total current liabilities	1,678	1,934

Long-term debt	832	833
Accrued retirement costs	783	777
Deferred income taxes	98	129
Deferred credits and other liabilities	275	272
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares.
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares.
Shares issued: 2003 – 1,740,467,816; 2002 – 1,740,364,197	1,740	1,740
Paid-in capital	1,011	1,042
Retained earnings	8,564	8,484
Less treasury common stock at cost:
Shares: 2003 – 11,185,274; 2002 – 9,775,781	(228)	(229)
Accumulated other comprehensive income (loss)	(328)	(262)
Deferred compensation	(30)	(41)

Total stockholders’ equity	10,729	10,734

Total liabilities and stockholders’ equity	$14,395	$14,679

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars)

	For Three Months Ended
Cash Flows	Mar. 31, 2003	Mar. 31, 2002
Cash flows from operating activities:
Net income (loss)	$117	$(38)
Depreciation	346	397
Amortization of acquisition-related costs	28	28
Write-downs of equity investments	12	20
Deferred income taxes	(13)	17
(Increase) decrease in working capital (excluding cash and cash equivalents, short-term investments, deferred income taxes, and loans payable and current portion long-term debt):
Accounts receivable	(160)	(82)
Inventories	(92)	(17)
Prepaid expenses and other current assets	(70)	100
Accounts payable and accrued expenses	(35)	(101)
Income taxes payable	38	(38)
Accrued retirement and profit sharing contributions	(9)	9
Increase in noncurrent accrued retirement costs	4	2
Other	30	(1)

Net cash provided by operating activities	196	296

Cash flows from investing activities:
Additions to property, plant and equipment	(132)	(120)
Purchases of short-term investments	(493)	(318)
Sales and maturities of short-term investments	1,131	638
Purchases of long-term cash investments	(560)	(563)
Sales of long-term cash investments	67	21
Purchases of equity investments	(10)	(12)
Sales of equity investments	—	30

Net cash provided by (used in) investing activities	3	(324)

Cash flows from financing activities:
Additions to loans payable	—	9
Payments on loans payable	(5)	(1)
Payments on long-term debt	(256)	—
Dividends paid on common stock	(37)	(37)
Sales and other common stock transactions	16	24
Common stock repurchase program	(48)	(84)
Decrease in current assets for restricted cash	261	—

Net cash used in financing activities	(69)	(89)
Effect of exchange rate changes on cash	10	(1)

Net increase (decrease) in cash and cash equivalents	140	(118)
Cash and cash equivalents, January 1	949	431

Cash and cash equivalents, March 31	$1,089	$313

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

1.	In February 2003, the company redeemed $250 million principal amount of 4.25% convertible subordinated notes due 2007 that were originally issued by Burr-Brown Corporation, which was acquired by the company in August 2000. Income for the first quarter of 2003 includes, in millions of dollars, a charge of $10 in other income (expense) net from the redemption of this debt.

2.	Income (loss) for the first quarter of 2002 includes, in millions of dollars, a charge of $17, of which $14 is for restructuring charges primarily related to the closing of the Semiconductor manufacturing facility in Merrimack, New Hampshire. Of the $14, $9 is for the acceleration of depreciation over the remaining service life of the facility, and $4 is for fixed asset write-downs for assets held for sale. Of the $17 charge, $16 is included in cost of revenues and $1 is in other income (expense) net.

3.	Diluted earnings (loss) per common share are based on average common and dilutive potential common shares outstanding (1753.4 and 1734.4 million shares for the first quarters of 2003 and 2002). For the first quarter of 2002, dilutive potential common shares have been excluded due to the net loss for the period.

4.	Included in other income (expense) net for the first quarters of 2003 and 2002, in millions of dollars, are investment write-downs of $12 and $20 for declines in value determined to be other-than-temporary.

5.	The company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant (except options granted under the company’s employee stock purchase plans and acquisition-related stock option awards). The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Millions of Dollars, Except Per-Share Amounts
For Three Months Ended March 31,	2003	2002
Net income (loss), as reported	$117	$(38)

Add: Stock-based employee compensation expense included in reported net income, net of tax	2	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(107)	(96)

Adjusted net income (loss)	$12	$(134)

Earnings (loss) per common share:
Diluted—as reported	$.07	$(.02)

Diluted—as adjusted	$.01	$(.08)

Basic—as reported	$.07	$(.02)

Basic—as adjusted	$.01	$(.08)

6.	Total comprehensive income, i.e., net income (loss) adjusted for changes in investments and pension liabilities included in stockholders’ equity, for the first quarters of 2003 and 2002, in millions of dollars, was $51 and $38.

7.	There has been no significant change in the status of the audit investigation concerning grants from the Italian government.

8.	Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated effective annualized tax rate for 2003 is 24 percent. The primary reason the effective annualized tax rate for 2003 differs from the 35 percent statutory corporate tax rate is due to the expected utilization of tax benefits such as the credit for research activities.

9.	The statement of operations and statement of cash flows for the three month period ended March 31, 2003, and the balance sheet as of March 31, 2003, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown and the financial condition as of March 31, 2003. Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period presentation.

10.	Business segment information follows:

	For Three Months Ended
Business Segment Net Revenue (in millions of dollars)	Mar. 31, 2003	Mar. 31, 2002
Semiconductor
Trade	$1,863	$1,514
Intersegment	4	4

	1,867	1,518

Sensors & Controls
Trade	252	228
Intersegment	1	1

	253	229
Educational & Productivity Solutions
Trade	77	85

Corporate activities	(5)	(5)

Total net revenue	$2,192	$1,827

	For Three Months Ended
Business Segment Profit (Loss) (in millions of dollars)	Mar. 31, 2003	Mar. 31, 2002
Semiconductor	$147	$(27)
Sensors & Controls	61	49
Educational & Productivity Solutions	15	19
Corporate activities	(42)	(41)
Charges/gains, and acquisition-related amortization, net of applicable profit sharing	(38)	(45)
Interest on loans/other income (expense) net, excluding a first-quarter 2003 charge of $10 and a first-quarter 2002 charge of $1, included above in Charges/gains and acquisition-related amortization	11	(2)

Income (loss) before income taxes	$154	$(47)

11.	Restructuring Actions

Semiconductor Severance Action: In late 2002, the company announced a plan to involuntarily terminate about 500 employees, primarily in manufacturing operations, to align resources with market demand. In the third and fourth quarters of 2002, the company terminated 54 and 434 employees, respectively. Of the total 488 employees terminated, 450 were in U.S. locations while the remaining employees were in some of the company’s international locations. The company recorded net pretax charges of $17 million in severance and benefit costs, of which $11 million was included in cost of revenue, $4 million in selling, general and administrative expense, and $2 million in research and development expense. As of March 31, 2003, all employees have been terminated and a balance of $6 million of severance and benefit costs remains to be paid. Payments are expected to be completed in the remainder of 2003.

In the first quarter of 2001, the company began an aggressive worldwide cost-reduction plan to limit the impact of reduced revenue on profitability. The elements of the cost-reduction plan were a voluntary retirement program, involuntary terminations and the consolidation of certain manufacturing operations including the closing of three Semiconductor facilities in Santa Cruz, California; Merrimack, New Hampshire; and Tustin, California. Employees affected by this plan, primarily in manufacturing operations, totaled 5724.

Voluntary/Involuntary Programs in U.S.: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its U.S. locations. Of the total 5724 affected employees, 329 were in the company’s location in Massachusetts and 2038 were in other U.S. locations, primarily in Texas. The company recorded net pretax charges of $153 million in severance and benefit costs, of which $107 million was included in cost of revenue, $48 million in selling, general, and administrative expense, $1 million in research and development expense, and $3 million in other income. At year-end 2002, this program was complete.

Semiconductor Site Closings in U.S.: In the first and second quarters of 2001, the company announced a plan to consolidate certain manufacturing operations resulting in the closing of three Semiconductor facilities. Of the total 5724 affected employees, 1159 were in the company’s locations in California and New Hampshire. The company recorded net pretax charges of $88 million, of which $31 million was for severance and benefit costs, $46 million was for the acceleration of depreciation on the facilities’ assets over the remaining service life of the sites, and $11 million was for various other payments. Of the $31 million severance and benefit costs, $27 million was included in cost of revenue, and $4 million was included in selling, general, and administrative expense. The remaining $57 million of charges were included in cost of revenue.

In 2002, the company continued to record acceleration of depreciation of $15 million on the Semiconductor facility in New Hampshire. This acceleration of depreciation was included in cost of revenue. In addition, $5 million of additional severance and benefit costs was recorded related to these facility closings. The $5 million was included in cost of revenue. As of March 31, 2003, all three facilities have been closed, all employees have been terminated, and a balance of $3 million of severance and benefit cost remains to be paid. Payments are expected to be completed in the remainder of 2003. One of the facilities was sold in the fourth quarter of 2001 and the other two facilities are being marketed for sale.

Semiconductor International Restructuring Actions: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its international locations. Of the total 5724 affected employees, 471 were in the company’s locations in Europe, 1075 were in the company’s locations in Asia and 652 were in the company’s locations in Japan. The company recorded net pretax charges of $116 million of severance and benefit costs, of which $56 million was included in cost of revenue, $48 million was included in selling, general, and administrative expense, and $12 million was included in research and development expense. As of March 31, 2003, all employees have been terminated and a balance of $27 million of severance and benefit costs remains to be paid. Payments are expected to continue through 2007, of which $11 million is to be paid in the remainder of 2003, $5 million in 2004, $5 million in 2005, and $3 million in both 2006 and 2007.

Prior Actions: In 2000, the company recorded restructuring charges related to a site closing and various severance actions.

Sensors & Controls Site Closing: In the first quarter of 2000, the company recorded net pretax charges of $13 million, associated with the closing of the Sensors & Controls manufacturing facility in Versailles, Kentucky. Of the $13 million charge, $12 million was for severance for the elimination of 480 jobs. Of the $13 million charge, $9 million is included in cost of revenue, and $4 million is in selling, general and administrative expense. At year-end 2002, this program was complete.

Semiconductor and Sensors & Controls Severance Actions: In the third quarter of 2000, the company recorded net pretax charges of $19 million for several Semiconductor and Sensors & Controls restructuring actions in the company’s locations in the U.S., Japan, and Europe. The $19 million was for severance charges associated with the reduction of 432 jobs. As of March 31, 2003, $18 million of severance costs had been paid. Payments are expected to be completed in the remainder of 2003. Of the $19 million net charge, $12 million is included in cost of revenue, and $7 million is in selling, general and administrative expense.

In years prior to 2000, actions were taken to terminate employees primarily in the company’s European locations. There were also restructuring reserves booked for the closing of a facility in Texas and for a warranty associated with the sale of the company’s software business unit. At the beginning of 2002, this reserve balance was $37 million. In 2002, the Texas facility was sold and the warranty period expired. As a result, the $8 million Texas facility reserve was reversed, the $20 million warranty reserve was reversed and $6 million of severance was paid. As of March 31, 2003, a balance of $3 million in severance and benefit costs remains to be paid. Payments are expected to continue through 2004, of which $2 million is to be paid in the remainder of 2003 and $1 million in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars).

			Year of Charge
			2001		2002
Description*	Total	Balance, prior actions – primarily severance	SC site closings in U.S.	SC international restructuring actions	SC severance action
BALANCE, DECEMBER 31, 2002	$45	$4	$3	$29	$9

DISPOSITIONS:
Severance payments	(5)	—	—	(2)	(3)

BALANCE, MARCH 31, 2003	$40	$4	$3	$27	$6

Note:	All charges/dispositions are cash items unless otherwise noted.

* Abbreviations

SC = Semiconductor Business

12.	The company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date an entity commits to an exit plan. As of the adoption date, the statement did not affect the financial condition or results of operations of the company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

For the first quarter of 2003, TI’s net revenue increased 2 percent sequentially and 20 percent compared with the year-ago period due to growth in Semiconductor. Higher Semiconductor factory utilization and lower depreciation expense contributed to an increase in earnings. Semiconductor revenue grew 2 percent sequentially due to higher shipments of digital signal processors (DSP) and Digital Light Processing™ (DLP™) products. Compared with the year-ago quarter, Semiconductor revenue increased 23 percent due to growth in DSP, Analog and DLP products. DSP revenue grew 6 percent sequentially and 31 percent compared with the year-ago quarter. Analog revenue declined 4 percent sequentially and grew 15 percent compared with the year-ago quarter. Revenue from the wireless market was about even with the fourth quarter and increased 39 percent from the year-ago quarter.

The company’s semiconductor position strengthened in the first quarter as TI introduced the world’s fastest DSP, the world’s first fully functional wireless digital baseband made with 90-nanometer process technology and the world’s first concept design for integrating three different wireless technologies — Wi-Fi, Bluetooth and 2.5G — in personal digital devices. TI’s momentum was reflected in market share gains for 2002 for both DSP and Analog. Revenue growth in the company’s Semiconductor business fell through to profit margins at a high rate. Semiconductor gross margin rose to 40.0 percent of revenue, and operating margin gained more than 300 basis points.

Regarding the current market environment, the company believes semiconductor markets have improved significantly from the lows of 2001, but with the uncertainties of world economies the company remains prudent in its planning, continuing to preserve both the technological and financial competitiveness of its various businesses with sustained levels of R&D investments and tight controls on costs. Throughout all businesses and support functions, TI is working to make sure costs are better than or on par with industry benchmarks.

Sensors & Controls revenue increased 5 percent sequentially and 11 percent compared with the year-ago quarter. Educational & Productivity Solutions (E&PS) revenue declined 2 percent sequentially and 10 percent compared with the year-ago period.

Cost of revenue in the first quarter was $1330 million or 60.7 percent of revenue, compared to $1378 million or 64.2 percent of revenue in the fourth quarter of 2002 and $1216 million or 66.6 percent of revenue in the year-ago quarter. Cost of revenue as a percent of revenue decreased primarily due to higher Semiconductor factory utilization and lower depreciation expense.

Gross profit of $862 million increased 12 percent sequentially and 41 percent compared with the year-ago quarter. Gross profit margin expanded to 39.3 percent of revenue, an increase of 3.5 percentage points sequentially and 5.9 percentage points compared with the year-ago quarter. Higher Semiconductor factory utilization levels and lower depreciation expense were responsible for the higher gross profit and margin. Average Semiconductor factory utilization increased to over 75 percent in the first quarter compared with 67 percent in the fourth quarter.

Research and development (R&D) expense of $408 million was about even sequentially, and increased 5 percent compared with the year-ago quarter due to increased product development activity in Semiconductor, especially for wireless products. R&D expense as a percent of revenue decreased 0.6 percentage points sequentially and decreased 2.7 percentage points compared with the year-ago quarter due to higher revenue.

Selling, general and administrative (SG&A) expense of $301 million increased 4 percent sequentially and 13 percent from the year-ago quarter primarily due to higher sales and marketing expense. SG&A expense as a percent of revenue increased 0.2 percentage points sequentially primarily due to higher sales and marketing expense and decreased 0.9 percentage points compared with the year-ago quarter due to higher revenue.

Operating profit of $153 million, or 7.0 percent of revenue, increased $86 million sequentially and $197 million compared with the year-ago quarter. The increase in operating profit was primarily due to gains in Semiconductor.

Other income (expense) net (OI&E) of $14 million includes interest income, investment gains (losses) and other items. OI&E in the first quarter increased sequentially and compared with the year-ago quarter. In the fourth quarter of 2002, the company recorded a $638 million non-cash write-down of its Micron Technology, Inc. common stock, which TI received in connection with the sale of its memory business unit to Micron in 1998. The write-down reduced fourth-quarter earnings per share (EPS) by $0.37. Interest expense of $13 million decreased on a sequential basis and compared with the year-ago quarter primarily due to the company’s lower debt level.

The effective tax rate for the quarter was 24 percent. The company’s effective tax rate differs from the 35 percent corporate statutory rate due to various tax benefits such as the credit for research activities.

Net income in the quarter was $117 million, or $0.07 per share. In line with the company’s outlook issued in the fourth quarter 2002 earnings announcement, the results for first quarter include $28 million of amortization of acquisition-related costs and a $10 million charge associated with the redemption of $250 million in convertible notes. These notes were issued in February of 2000 by Burr-Brown Corporation, which was acquired by TI in August of 2000.

Orders of $2295 million in the first quarter increased 10 percent sequentially and 20 percent from the year-ago period. Semiconductor orders of $1914 million increased 9 percent sequentially and 24 percent from the year-ago period. Semiconductor book-to-bill rose to 1.03 compared with 0.96 in the previous quarter.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statement of Operations – Selected Items

(In millions of dollars, except per-share amounts)

	For Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002	Dec. 31, 2002
Net revenue	$2,192	$1,827	$2,146
Operating costs and expenses:
Cost of revenue	1,330	1,216	1,378
Gross profit	862	611	768
Gross profit % of revenue	39.3%	33.4%	35.8%
Research and development (R&D)	408	388	412
R&D % of revenue	18.6%	21.3%	19.2%
Selling, general and administrative (SG&A)	301	267	289
SG&A % of revenue	13.7%	14.6%	13.5%

Total	2,039	1,871	2,079

Profit (loss) from operations	153	(44)	67
Operating income (loss) % of revenue	7.0%	(2.4)%	3.1%
Other income (expense) net	14	11	(620)
Interest on loans	13	14	14

Income (loss) before income taxes	154	(47)	(567)
Provision (benefit) for income taxes	37	(9)	22

Net income (loss)	$117	$(38)	$(589)

Diluted earnings (loss) per common share	$.07	$(.02)	$(.34)

Outlook

For the second quarter of 2003, TI expects sequential revenue growth of about 7 percent. Inside that total, Semiconductor is expected to contribute about 4 percent sequential growth; Sensors & Controls is expected to be about even with first quarter; and E&PS is expected to seasonally increase about 100 percent.

TI expects operating profit margin in the second quarter to be about 7 percent and EPS to be about $0.08, plus or minus a few cents. This includes the restructuring charge and amortization expense described below.

In the second quarter the company will incur a restructuring charge of about $40 million associated with actions in Sensors & Controls and Semiconductor.

This charge includes about $30 million for the first phase of restructuring actions that ultimately will affect about 800 jobs, primarily in manufacturing, through voluntary retirement and involuntary termination programs over the next two years primarily at the Attleboro, Massachusetts headquarters of the Sensors & Controls business. Sensors & Controls is moving certain production lines from Attleboro to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This action is part of continuing work to preserve the strength and competitiveness of Sensors & Controls, which will maintain its worldwide headquarters in

Attleboro and will, over time, add engineering and business development jobs at this site. The reduction in jobs is expected to be completed by the end of 2004. The total cost of the plan is expected to be about $55 million and the charges will be distributed over the quarters the jobs are eliminated. The projected savings from the plan are estimated to be an annualized $35 million, predominantly comprised of payroll and benefit savings.

The $40 million charge also includes about $10 million for the first phase of restructuring actions that ultimately will affect about 450 jobs in Semiconductor manufacturing operations in the U.S. and international locations, as those operations continue to become more productive with fewer people. The reduction in jobs is expected to occur through the middle of 2004. The total cost of the plan is expected to be about $45 million and the charges will be distributed over the quarters the jobs are eliminated. The projected savings from the plan are estimated to be an annualized $45 million, predominantly comprised of payroll and benefit savings.

Amortization of acquisition-related costs is expected to be about $26 million in the second quarter.

For 2003, TI continues to expect: R&D to be about $1.7 billion; capital expenditures to be about $800 million; and depreciation to be about $1.4 billion. The effective tax rate is expected to be about 24 percent, unchanged from the company’s previous estimate.

Semiconductor

Semiconductor revenue in the first quarter was $1867 million, up 2 percent sequentially due to higher shipments of DSP and DLP products, and up 23 percent from the year-ago quarter due to increased shipments of DSP, Analog and DLP products.

Gross profit for the first quarter was $748 million, or 40.0 percent of revenue, compared with $666 million in the previous quarter due to higher Semiconductor factory utilization levels and lower depreciation expense. The sequential gain also benefited from continued yield improvements in 130-nanometer manufacturing processes. First-quarter gross profit was up from $522 million in the year-ago quarter due to higher revenue, higher Semiconductor factory utilization levels and lower depreciation expense.

Semiconductor operating profit for the first quarter was $147 million, or 7.9 percent of revenue, up from $81 million in the prior quarter and an operating loss of $27 million in the year-ago quarter due to higher gross profit.

Analog revenue decreased 4 percent sequentially primarily due to lower shipments to wireless OEM (original equipment manufacturer) customers, and grew 15 percent from the year-ago quarter primarily due to increased shipments of high-performance analog products.

DSP revenue increased 6 percent sequentially and 31 percent from the year-ago quarter primarily due to increased shipments of 2.5G digital baseband products for the wireless market. Products for 2.5G wireless communications carry a price premium relative to 2G products. 2.5G products comprised more than 55 percent of TI’s wireless revenue in the first quarter. Revenue from these products increased more than 150 percent from the year-ago quarter. With average selling prices that were more than double those of 2G digital basebands, the higher 2.5G mix allowed our wireless DSP revenue to grow sequentially despite shipping seasonally fewer overall units. On the Analog side of wireless, there is not a significant analog silicon content increase with 2.5G products, and both units and revenue declined sequentially.

TI’s remaining Semiconductor revenue increased 8 percent sequentially due to DLP product revenue growth in excess of 25 percent, as well as growth in microcontrollers, royalties, RISC microprocessors and ASIC. Compared with the year-ago quarter, this revenue increased 26 percent as DLP product revenue more than doubled, and revenue from RISC microprocessors, royalties and standard logic products expanded at rates over 20 percent.

TI’s Semiconductor revenue in key markets was as follows:

•	Wireless revenue was about even with the fourth quarter, and increased 39 percent compared with the year-ago quarter due to increased shipments across a breadth of products.

•	Revenue from TI’s catalog products, composed of high-performance analog and catalog DSP, was even sequentially, and increased 29 percent from the year-ago quarter due to increased shipments, primarily of high-performance analog products.

•	Broadband communications revenue, which includes DSL and cable modems, voice over packet (VoP) and wireless local area networks (WLANs), declined 2 percent sequentially due to decreased shipments and increased 47 percent from the year-ago quarter due to increased shipments across a breadth of products.

Semiconductor orders were $1914 million, up 9 percent sequentially due to strength across a breadth of product lines. Orders were up 24 percent compared with the year-ago quarter due to strength across a breadth of product lines, especially DSP.

Sensors & Controls

Sensors & Controls revenue was $253 million in the first quarter, up 5 percent sequentially due to strength in the controls market, and 11 percent compared with the year-ago quarter primarily due to higher shipments of automotive sensors.

Gross profit was $90 million, or 35.7 percent of revenue, up from $88 million in the prior quarter and $74 million in the year-ago quarter due to greater manufacturing efficiencies and higher revenue.

Operating profit was $61 million, or 24.0 percent of revenue, up from $58 million in the prior quarter and $49 million in the year-ago quarter due to higher gross profit.

Educational & Productivity Solutions (E&PS)

E&PS revenue was $77 million in the first quarter, down 2 percent sequentially and 10 percent from the year-ago quarter due to excess channel inventory that resulted from weaker-than-expected retail sales.

Gross profit was $38 million, or 49.5 percent of revenue, about even with the prior quarter and down 9 percent from the year-ago quarter due to lower revenue.

Operating profit was $15 million, or 19.0 percent of revenue, up from $14 million in the previous quarter and down from $19 million in the year-ago quarter due to lower gross profit.

Financial Condition

TI’s financial position is strong. In the first quarter, total cash (cash and cash equivalents plus short-term investments and long-term cash investments)

of $4145 million was about even with the end of the prior quarter and increased by $696 million from the year-ago quarter.

Accounts receivable of $1365 million increased sequentially by $148 million due to stronger end-of-quarter shipments in the first quarter compared with the fourth quarter. Accounts receivable increased from $1159 million in the year-ago quarter due to the higher revenue level. Days sales outstanding were 56 days at the end of the first quarter compared with 51 days in the prior quarter and 57 days in the year-ago quarter.

Inventory increased to $882 million, up $92 million sequentially and up $114 million compared with the year-ago quarter primarily because Semiconductor increased work-in-process inventory levels to support anticipated higher shipments in the second quarter. Days of inventory increased to 60 days at the end of the first quarter from 52 days at the end of the prior quarter and 57 days in the year-ago quarter.

Capital expenditures were $132 million in the first quarter, down from $236 million in the fourth quarter and up from $120 million in the year-ago quarter.

Depreciation was $346 million for the quarter, compared with $397 million in the year-ago and prior quarters.

TI redeemed its $250 million 4.25 percent Convertible Notes and recorded a $10 million charge associated with the early redemption.

The company adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date an entity commits to an exit plan. As of the adoption date, the statement did not affect the financial condition or results of operations of the company.

Liquidity and Capital Resources

At the end of the first quarter, the debt-to-total-capital ratio was 0.09, down from 0.10 at the end of 2002. This ratio reflects the company’s view that it is prudent to maintain a low debt level considering the volatile nature of the semiconductor industry.

Cash flow from operations decreased to $196 million compared with $744 million in the prior quarter and $296 million in the year-ago quarter due to a tax refund in the year-ago quarter as well as an increase in the first quarter of 2003 in accounts receivable and inventory levels.

Net cash provided by investing activities was $3 million for the three months ended March 31, 2003, versus the use of $324 million for the same period a year ago. Increased sales and maturities of short-term investments more than account for the change. In addition, in order to take advantage of higher yields, as of March 31, 2003, the company had $1209 million in long-term cash investments (i.e., fixed-income, investment-grade securities with maturities between thirteen and twenty-four months). Sales and maturities of short-term cash investments exceeded the amount purchased by $638 million.

For the first three months of 2003, net cash used in financing activities totaled $69 million versus $89 million in the year-ago period. In the first three months of 2003, the company used $48 million of cash to repurchase approximately 2.9 million shares of its common stock, compared with $84 million used to repurchase approximately 2.8 million shares of its common stock in the year-ago period. These repurchases are intended to neutralize the potential dilutive effect of shares expected to be issued upon exercise of stock options under the company’s long-term incentive and employee stock purchase plans. Also, the company paid a total of $37 million of common stock dividends in each period.

The company’s primary source of liquidity is $1089 million of cash and cash equivalents, $1847 million of short-term investments, and $1209 million of long-term cash investments, totaling $4145 million. Another source of liquidity is authorized borrowings of $600 million for commercial paper, backed by a 364-day revolving credit facility, which is currently not utilized. The company maintains the ability to issue up to $1.0 billion in debt under a U.S. Securities and Exchange Commission shelf registration. As of March 31, 2003, the company also has equity investments of $717 million, including 57 million shares ($464 million) of liquid, publicly traded, Micron common stock. The company believes it has the necessary financial resources to fund its working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.

Restructuring Actions

Semiconductor Severance Action: In late 2002, the company announced a plan to involuntarily terminate about 500 employees, primarily in manufacturing operations, to align resources with market demand. In the third and fourth quarters of 2002, the company terminated 54 and 434 employees, respectively. Of the total 488 employees terminated, 450 were in U.S. locations while the remaining employees were in some of the company’s international locations. The company recorded net pretax charges of $17 million in severance and benefit costs, of which $11 million was included in cost of revenue, $4 million in selling, general and administrative expense, and $2 million in research and development expense. The projected savings from the cost-reduction plan were estimated to be an annualized $30 million, predominantly comprised of payroll and benefits savings, and are being realized. As of March 31, 2003, all employees have been terminated and a balance of $6 million of severance and benefit costs remains to be paid. Payments are expected to be completed in the remainder of 2003.

In the first quarter of 2001, the company began an aggressive worldwide cost-reduction plan to limit the impact of reduced revenue on profitability. The elements of the cost-reduction plan were a voluntary retirement program, involuntary terminations and the consolidation of certain manufacturing operations including the closing of three Semiconductor facilities in Santa Cruz, California; Merrimack, New Hampshire; and Tustin, California. The projected savings from the cost-reduction plan were estimated to be an annualized $600 million, predominantly comprised of payroll and benefits savings. Since the 5724 affected employees have terminated and the three facilities are closed, the savings from this cost-reduction plan are being realized. The 5724 affected employees were primarily in manufacturing operations.

Voluntary/Involuntary Programs in U.S.: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its U.S. locations. Of the total 5724 affected employees, 329 were in the company’s location in Massachusetts and 2038 were in other U.S. locations, primarily in Texas. The company recorded net pretax charges of $153 million in severance and benefit costs, of which $107 million was included in cost of revenue, $48 million in selling, general, and administrative expense, $1 million in research and development expense, and $3 million in other income. The savings from this element of the cost-reduction plan were estimated to be an annualized $290 million. At year-end 2002, this program was complete.

Semiconductor Site Closings in U.S.: In the first and second quarters of 2001, the company announced a plan to consolidate certain manufacturing operations resulting in the closing of three Semiconductor facilities. Of the total 5724 affected employees, 1159 were in the company’s locations in California and New Hampshire. The company recorded net pretax charges of $88 million, of which $31 million was for severance and benefit costs, $46 million was for the acceleration of depreciation on the facilities’ assets over the remaining service life of the sites, and $11 million was for various other payments. Of the $31 million severance and benefit costs, $27 million was included in cost of revenue, and $4 million was included in selling, general, and administrative expense. The remaining $57 million of charges were included in cost of revenue. The savings from this element of the cost-reduction plan were estimated to be an annualized $170 million.

In 2002, the company continued to record acceleration of depreciation of $15 million on the Semiconductor facility in New Hampshire. This acceleration of depreciation was included in cost of revenue. In addition, $5 million of additional severance and benefit costs was recorded related to these facility closings. The $5 million was included in cost of revenue. As of March 31, 2003, all three facilities have been closed, all employees have been terminated, and a balance of $3 million of severance and benefit cost remains to be paid. Payments are expected to be completed in the remainder of 2003. One of the facilities was sold in the fourth quarter of 2001 and the other two facilities are being marketed for sale.

Semiconductor International Restructuring Actions: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its international locations. Of the total 5724 affected employees, 471 were in the company’s locations in Europe, 1075 were in the company’s locations in Asia and 652 were in the company’s locations in Japan. The company recorded net pretax charges of $116 million of severance and benefit costs, of which $56 million was included in cost of revenue, $48 million was included in selling, general, and administrative expense, and $12 million was included in research and development expense. The savings from this element of the cost-reduction plan were estimated to be an annualized $140 million. As of March 31, 2003, all employees have been terminated and a balance of $27 million of severance and benefit costs remains to be paid. Payments are expected to continue through 2007, of which $11 million is to be paid in the remainder of 2003, $5 million in 2004, $5 million in 2005, and $3 million in both 2006 and 2007.

Prior Actions: In 2000, the company recorded restructuring charges related to a site closing and various severance actions.

Sensors & Controls Site Closing: In the first quarter of 2000, the company recorded net pretax charges of $13 million, associated with the closing of the Sensors & Controls manufacturing facility in Versailles, Kentucky. Of the $13 million charge, $12 million was for severance for the elimination of 480 jobs. The savings from this element of the cost-reduction plan were estimated to be an annualized $10 million and are being realized. Of the $13 million charge, $9 million is included in cost of revenue, and $4 million is in selling, general and administrative expense. At year-end 2002, this program was complete.

Semiconductor and Sensors & Controls Severance Actions: In the third quarter of 2000, the company recorded net pretax charges of $19 million for several Semiconductor and Sensors & Controls restructuring actions in the company’s locations in the U.S., Japan, and Europe. The $19 million was for severance charges associated with the reduction of 432 jobs. The savings from this element of the cost-reduction plan were estimated to be an annualized $31 million. As of March 31, 2003, $18 million of severance costs had been paid. Payments are expected to be completed in the remainder of 2003. Of the $19 million net charge, $12 million is included in cost of revenue, and $7 million is in selling, general and administrative expense.

In years prior to 2000, actions were taken to terminate employees primarily in the company’s European locations. There were also restructuring reserves booked for the closing of a facility in Texas and for a warranty associated with the sale of the company’s software business unit. At the beginning of 2002, this reserve balance was $37 million. In 2002, the Texas facility was sold and the warranty period expired. As a result, the $8 million Texas facility reserve was reversed, the $20 million warranty reserve was reversed and $6 million of severance was paid. As of March 31, 2003, a balance of $3 million in severance and benefit costs remains to be paid. Payments are expected to continue through 2004 of which $2 million is to be paid in the remainder of 2003 and $1 million in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars).

			Year of Charge
			2001		2002
Description*	Total	Balance, prior actions – primarily severance	SC site closings in U.S.	SC international restructuring actions	SC severance action
BALANCE, DECEMBER 31, 2002	$45	$4	$3	$29	$9

DISPOSITIONS:
Severance payments	(5)	—	—	(2)	(3)

BALANCE, MARCH 31, 2003	$40	$4	$3	$27	$6

Note:	All charges/dispositions are cash items unless otherwise noted.

* Abbreviations

SC = Semiconductor Business

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 49 and 50 of the Registrant’s 2002 annual report to stockholders and is incorporated by reference to such annual report.

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

PART II – OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Designation of Exhibits in This Report	Description of Exhibit

11	Computation of Basic and Diluted Earnings (Loss) Per Common and Dilutive Potential Common Share.

12	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

99.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K.

During the quarter ended March 31, 2003, the Registrant filed the following reports on Form 8-K: a Form 8-K dated February 10, 2003, and a Form 8-K dated March 17, 2003, reconfirming its outlook for the first quarter of 2003 as originally set forth in its earnings release dated January 22, 2003.

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

For a more detailed discussion of these factors see the text under the heading “Cautionary Statements Regarding Future Results of Operations” in Item 1 of the company’s most recent Form 10-K. The forward-looking statements included in this report are made only as of the date of this report and TI undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

BY:	/s/ WILLIAM A. AYLESWORTH
William A. Aylesworth
Senior Vice President and
Chief Financial Officer

Date: April 25, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ WILLIAM A. AYLESWORTH
William A. Aylesworth Senior Vice President and Chief Financial Officer