Form 10-Q
period 2003-06-30
TEXAS INSTRUMENTS INC
filed 2003-07-28
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 2003

Commission File Number 1-3761

TEXAS INSTRUMENTS INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of principal executive offices)	(Zip Code)

972-995-3773

Registrant’s telephone number, including area code

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

1,731,251,468

Number of shares of Registrant’s common stock outstanding as of June 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except per-share amounts)

	For Three Months Ended		For Six Months Ended
Operations	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net revenue	$2,339	$2,162	$4,531	$3,989
Operating costs and expenses:
Cost of revenue	1,462	1,306	2,793	2,523
Research and development	424	404	832	792
Selling, general and administrative	328	297	629	563

Total	2,214	2,007	4,254	3,878

Profit from operations	125	155	277	111
Other income (expense) net	36	(24)	51	(13)
Interest on loans	10	14	23	29

Income before income taxes	151	117	305	69
Provision for income taxes	30	22	67	12

Net income	$121	$95	$238	$57

Diluted earnings per common share	$.07	$.05	$.14	$.03

Basic earnings per common share	$.07	$.05	$.14	$.03

Cash dividends declared per share of common stock.	$.021	$.021	$.043	$.043

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except per-share amounts)

Balance Sheet	June 30, 2003	Dec. 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,019	$949
Short-term investments	2,075	2,063
Accounts receivable, net of allowances for customer adjustments and doubtful accounts of $63 million in 2003 and $60 million in 2002	1,440	1,217
Inventories:
Raw materials	113	121
Work in process	590	478
Finished goods	297	191

Inventories	1,000	790

Deferred income taxes	586	545
Prepaid expenses and other current assets	327	562

Total current assets	6,447	6,126

Property, plant and equipment at cost	9,362	9,516
Less accumulated depreciation	(4,986)	(4,722)

Property, plant and equipment (net)	4,376	4,794

Long-term cash investments	1,089	1,130
Equity investments	924	808
Goodwill	639	638
Acquisition-related intangibles	159	185
Deferred income taxes	529	618
Other assets	471	380

Total assets	$14,634	$14,679

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion long-term debt	$68	$422
Accounts payable and accrued expenses	1,295	1,204
Income taxes payable	264	293
Accrued retirement and profit sharing contributions	14	15

Total current liabilities	1,641	1,934

Long-term debt	809	833
Accrued retirement costs	813	777
Deferred income taxes	87	129
Deferred credits and other liabilities	342	272
Stockholders’ equity:
Preferred stock, $25 par value. Authorized—10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized—2,400,000,000 shares. Shares issued: 2003—1,740,470,215; 2002—1,740,364,197	1,740	1,740
Paid-in capital	966	1,042
Retained earnings	8,648	8,484
Less treasury common stock at cost.
Shares: 2003—9,218,747; 2002—9,775,781	(185)	(229)
Accumulated other comprehensive income (loss)	(207)	(262)
Deferred compensation	(20)	(41)

Total stockholders’ equity	10,942	10,734

Total liabilities and stockholders’ equity	$14,634	$14,679

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars)

	For Six Months Ended
Cash Flows	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$238	$57
Depreciation	702	787
Amortization of acquisition-related costs	53	57
Write-downs of equity investments	23	116
Deferred income taxes	(20)	8
(Increase) decrease in working capital (excluding cash and cash equivalents, short-term investments, deferred income taxes, and loans payable and current portion long-term debt):
Accounts receivable	(210)	(346)
Inventories	(210)	(69)
Prepaid expenses and other current assets	(20)	167
Accounts payable and accrued expenses	77	(50)
Income taxes payable	(26)	(111)
Accrued retirement and profit sharing contributions	(5)	123
Increase (decrease) in noncurrent accrued retirement costs	3	(101)
Other	(31)	45

Net cash provided by operating activities	574	683

Cash flows from investing activities:
Additions to property, plant and equipment	(294)	(297)
Purchases of short-term investments	(685)	(709)
Sales and maturities of short-term investments	1,804	1,548
Purchases of long-term cash investments	(1,443)	(957)
Sales of long-term cash investments	354	46
Purchases of equity investments	(11)	(20)
Sales of equity investments	14	30
Acquisition of businesses, net of cash acquired	—	(69)

Net cash used in investing activities	(261)	(428)

Cash flows from financing activities:
Additions to loans payable	—	9
Payments on loans payable	(5)	(1)
Payments on long-term debt	(385)	(19)
Dividends paid on common stock	(74)	(74)
Sales and other common stock transactions	63	92
Common stock repurchase program	(109)	(210)
Decrease in current assets for restricted cash	261	—

Net cash used in financing activities	(249)	(203)
Effect of exchange rate changes on cash	6	4

Net increase in cash and cash equivalents	70	56
Cash and cash equivalents, January 1	949	431

Cash and cash equivalents, June 30	$1,019	$487

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

1.	Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (1762.6 and 1774.4 million shares for the second quarters of 2003 and 2002 and 1758.0 and 1775.4 for the six months ended June 30, 2003 and 2002).

2.	Income for the second quarter of 2003 includes, in millions of dollars, a charge of $49, of which $26 is for the initial phase of restructuring associated with moving certain production lines in the Sensors & Controls business from Attleboro to other TI sites and $23 is for the initial phase of restructuring to achieve manufacturing efficiencies in the Semiconductor business. The $49 restructuring charge is primarily for severance cost. Of the $49 charge, $43 is included in cost of revenue and $6 is in selling, general and administrative expense.

3.	In February 2003, the company redeemed $250 million principal amount of 4.25% convertible subordinated notes due 2007 that were originally issued by Burr-Brown Corporation, which was acquired by the Company in August 2000. Income for the first quarter of 2003 includes, in millions of dollars, a charge of $10 in other income (expense) net from the redemption of this debt.

4.	Income for the second quarter of 2002 includes, in millions of dollars, net gains of $16, of which $20 is the reversal of a warranty reserve taken against the gain on the sale of the software business unit in 1997 because the warranty period had expired. Of the $16 net gains, $20 is included in other income, $5 is in selling, general and administrative expense, $2 is a reduction in cost of revenues and $1 is in research and development expense.

5.	Loss for the first quarter of 2002 includes, in millions of dollars, a charge of $17, of which $14 is for restructuring charges primarily related to the closing of the Semiconductor manufacturing facility in Merrimack, New Hampshire. Of the $14, $9 is for the acceleration of depreciation over the remaining service life of the facility, and $4 is for fixed asset write-downs for assets held for sale. Of the $17 charge, $16 is included in cost of revenues and $1 is in other income (expense) net.

6.	Included in other income (expense) net for the second quarters of 2003 and 2002, in millions of dollars, are investment write-downs of $11 and $96 for declines in value determined to be other-than-temporary. A decline in the market value of Hynix Global Depositary Shares accounted for most of the investment write-down in second quarter 2002.

7.	The company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant (except options granted under the company’s employee stock purchase plans and acquisition-related stock option awards). The following table illustrates the effect on net income and earnings per common share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For Three Months Ended		For Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income as reported (in millions)	$121	$95	$238	$57
Add: Stock-based employee compensation expense included in reported net income, net of tax	3	2	5	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(108)	(106)	(215)	(201)

Adjusted net income (loss)	$16	$(9)	$28	$(142)

Earnings (loss) per common share:
Diluted—as reported	$.07	$.05	$.14	$.03

Diluted—as adjusted	$.01	$(.01)	$.02	$(.08)

Basic—as reported	$.07	$.05	$.14	$.03

Basic—as adjusted	$.01	$(.01)	$.02	$(.08)

8.	Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders’ equity, for the second quarters of 2003 and 2002, in millions of dollars, was positive $242 and negative $400. For the six months ended June 30, 2003 and 2002, it was positive $293 and negative $362.

9.	Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. To date, the auditors have issued audit reports on 12 of the projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. The Ministry of Industry is responsible for reviewing the auditor’s findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. The company believes that the grants were obtained and used in compliance with applicable law and contractual obligations. The Ministry has published final concession decrees on 6 of the projects, 4 in the second quarter of 2003. TI does not expect the outcome to have a material impact on the company’s financial condition, results of operation or liquidity.

10.	Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate for 2003 is 22 percent exclusive of the tax impact from the sale of shares of Micron Technology, Inc. (Micron) common stock (see Note 14). The primary reason the effective annualized tax rate for 2003 differs from the 35 percent statutory corporate tax rate is due to the expected utilization of tax benefits such as the credit for research activities.

11.	The statement of operations and statement of cash flows for the periods ended June 30, 2003, and the balance sheet as of June 30, 2003, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown. Certain amounts in the prior period’s financial statements have been reclassified to conform to the current presentation.

12.	Business segment information follows (in millions of dollars):

	For Three Months Ended		For Six Months Ended
Business Segment Net Revenue	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Semiconductor
Trade	$1,922	$1,761	$3,786	$3,275
Intersegment	5	3	8	7

	1,927	1,764	3,794	3,282

Sensors & Controls
Trade	260	250	511	478
Intersegment	1	2	3	2

	261	252	514	480
Educational & Productivity Solutions
Trade	156	150	233	235

Corporate activities	(5)	(4)	(10)	(8)

Total net revenue	$2,339	$2,162	$4,531	$3,989

	For Three Months Ended		For Six Months Ended
Business Segment Profit	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Semiconductor	$126	$132	$272	$105
Sensors & Controls	68	56	129	104
Educational & Productivity Solutions	58	49	73	68
Corporate activities	(53)	(49)	(94)	(89)
Charges/gains and acquisition-related amortization, net of applicable profit sharing	(74)	(13)	(113)	(58)
Interest on loans/other income (expense) net, excluding a first-quarter 2003 charge of $10, a second-quarter 2002 gain of $20 and a first-quarter 2002 charge of $1 included above in Charges/gains and acquisition-related amortization	26	(58)	38	(61)

Income before income taxes	$151	$117	$305	$69

13.	Restructuring Actions

Effective January 1, 2003, the company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Sensors & Controls Restructuring Action: In the second quarter of 2003, the company announced a plan to move certain production lines from Attleboro, Massachusetts to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 850 jobs through voluntary retirement and involuntary termination programs over the next two years, primarily at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $70 million. In the second quarter of 2003, the company recorded net pretax charges of $26 million, primarily for severance costs. Of the $26 million, $22 million is included in cost of revenue, and $4 million is included in selling, general and administrative expense. The total number of employees affected was 183, primarily at the Attleboro location.

Semiconductor Restructuring Action: Also in the second quarter of 2003, the company announced a restructuring action that is expected to affect about 860 jobs in Semiconductor manufacturing operations in the U.S. and international locations, as those operations continue to become more productive with fewer people. The total cost of this restructuring action is expected to be about $80 million. In the second quarter of 2003, the company recorded net pretax charges of $23 million, primarily for severance costs. Of the $23 million, $21 million is included in cost of revenue, and $2 million is included in selling, general and administrative expense. The total number of employees affected was 105 at U.S. and Germany locations.

Semiconductor Severance Action: In late 2002, the company announced a plan to involuntarily terminate about 500 employees, primarily in manufacturing operations, to align resources with market demand. In the third and fourth quarters of 2002, the company terminated 54 and 434 employees, respectively. Of the total 488 employees terminated, 450 were in U.S. locations while the remaining employees were in some of the company’s international locations. The company recorded net pretax charges of $17 million in severance and benefit costs, of which $11 million was included in cost of revenue, $4 million in selling, general and administrative expense, and $2 million in research and development expense. As of June 30, 2003, all employees have been terminated and a balance of $2 million of severance and benefit costs remains to be paid. Payments are expected to be completed in 2003.

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

In 2002, the company continued to record acceleration of depreciation of $15 million on the Semiconductor facility in New Hampshire. This acceleration of depreciation was included in cost of revenue. In addition, $5 million of additional severance and benefit costs was recorded related to these facility closings. The $5 million was included in cost of revenue. As of June 30, 2003, this program was complete.

Semiconductor International Restructuring Actions: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its international locations. Of the total 5724 affected employees, 471 were in the company’s locations in Europe, 1075 were in the company’s locations in Asia and 652 were in the company’s locations in Japan. The company recorded net pretax charges of $116 million of severance and benefit costs, of which $56 million was included in cost of revenue, $48 million was included in selling, general, and administrative expense, and $12 million was included in research and development expense. As of June 30, 2003, all employees have been terminated and a balance of $27 million of severance and benefit costs remains to be paid. Payments are expected to continue through 2007, of which $11 million is to be paid in 2003, $5 million in 2004, $5 million in 2005, and $3 million in both 2006 and 2007.

Prior Actions:

In years prior to 2001, actions were taken to terminate employees primarily in the company’s European locations. As of June 30, 2003, a balance of $4 million in severance and benefit costs remains to be paid. Payments are expected to continue through 2004, of which $2 million is to be paid in 2003 and $2 million in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars).

			Year of Charge
			2001		2002	2003
Description*	Total	Balance, prior actions – primarily severance	SC site closings in U.S.	SC international restructuring actions	SC Severance action	S&C Severance Action	SC Severance Action
BALANCE, DECEMBER 31, 2002	$45	$4	$3	$29	$9

DISPOSITIONS:
Severance payments	(5)			(2)	(3)

BALANCE, MARCH 31, 2003	40	4	3	27	6

CHARGES:
Severance charges	40					$25	$15
Non-cash acceleration of depreciation	3					1	2
Non-cash write-down of fixed assets	6						6

DISPOSITIONS:
Severance payments	(18)		(3)		(4)	(11)
Non-cash transfer to accumulated depreciation	(3)					(1)	(2)
Non-cash write-down of fixed assets	(6)						(6)

BALANCE, JUNE 30, 2003	$62	$4	$—	$27	$2	$14	$15

*Abbreviations

SC = Semiconductor

S&C = Sensors and Controls

14.	In July 2003, the company sold 24.7 million shares of Micron common stock. TI will recognize a pre-tax gain in accordance with generally accepted accounting principles of $106 million from this sale, which will be recorded in other income (expense) net in the third quarter.

TI carries its public stock holdings at current market value on its balance sheet and records an impairment write-down against earnings if a stock’s value declines below its cost basis and the decline is deemed other than temporary. In the fourth quarter of 2002, TI recorded an impairment write-down of its Micron common stock but fully reserved the tax benefit associated with the write-down due to uncertainty as to its ultimate realization. $162 million of TI’s tax benefit associated with the prior year write-down was realized upon the July 2003 sale of the Micron common stock through the utilization of a capital loss carryback that was due to expire at the end of 2003. The combined effect of the gain and the tax benefit will be an increase of $230 million to the company’s net income for the third quarter of 2003. TI continues to hold 32.3 million shares of Micron common stock.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

For the second quarter of 2003, TI’s revenue of $2339 million increased 7 percent sequentially due to seasonal growth in Educational & Productivity Solutions (E&PS) as well as growth in Semiconductor. Revenue grew 8 percent compared with the year-ago quarter due to growth in Semiconductor. TI’s revenue growth in the second quarter demonstrates the benefit of diversity in its products and markets as sequential growth across almost all of its major product lines more than offset a decline in wireless. The company believes it continues to gain share in critical markets, including broadband communications, digital signal processing and analog.

Semiconductor revenue increased 3 percent sequentially as growth from a broad range of semiconductor products offset a sequential decline in wireless. Compared with the year-ago quarter, Semiconductor revenue increased 9 percent due to growth in demand across most product lines.

Revenue from the wireless market was down 5 percent sequentially and was up 16 percent from the year-ago quarter. Despite the sequential decline, wireless revenue was higher than the company expected in its June 10 financial update due to strong customer demand during the last few days of the quarter. Broadband revenue grew 44 percent on a sequential basis and 84 percent compared with the year-ago quarter. Analog revenue grew 5 percent sequentially and 4 percent compared with the year-ago quarter. DSP revenue was about even sequentially and grew 21 percent compared with the year-ago quarter.

Sensors & Controls revenue increased 3 percent sequentially and 4 percent compared with the year-ago quarter. In a seasonally strong quarter, E&PS revenue increased 104 percent sequentially and 4 percent compared with the year-ago period.

In the second quarter, the company incurred $49 million in restructuring charges. Of that total, $43 million is included in cost of revenue, and $6 million is in selling, general and administrative (SG&A) expense. TI expects an additional $100 million in restructuring charges by the end of 2004. These charges are related to job reductions and will be distributed over the quarters in which jobs are eliminated. When completed, the restructuring actions are expected to result in about $105 million of annual savings, of which $65 million will be in Semiconductor and $40 million will be in Sensors & Controls.

Cost of revenue in the second quarter was $1462 million or 62.5 percent of revenue, compared with $1330 million or 60.7 percent of revenue in the first quarter of 2003 and $1306 million or 60.4 percent of revenue in the year-ago quarter. Cost of revenue as a percent of revenue increased due to restructuring charges.

Gross profit of $877 million increased 2 percent sequentially and 3 percent compared with the year-ago quarter. Gross profit margin was 37.5 percent of revenue, a decrease of 1.8 percentage points sequentially and 2.1 percentage points compared with the year-ago quarter primarily due to restructuring charges.

Research and development (R&D) expense of $424 million was up 4 percent sequentially and 5 percent compared with the year-ago quarter due to increased product development activity within Semiconductor, especially for wireless products. R&D expense as a percent of revenue decreased 0.5 percentage points sequentially and decreased 0.6 percentage points compared with the year-ago quarter due to higher revenue.

SG&A expense of $328 million increased 9 percent sequentially and 10 percent compared with the year-ago period primarily due to higher general and administrative expenses, including lease termination and restructuring expenses. Seasonally higher E&PS marketing expenses also contributed to the sequential growth in SG&A. SG&A expense as a percent of revenue increased 0.3 percentage points sequentially and compared with the year-ago quarter.

Operating profit of $125 million, or 5.3 percent of revenue, decreased $28 million sequentially and $30 million compared with the year-ago quarter due to restructuring charges.

Other income (expense) net (OI&E) of $36 million includes interest income, investment gains (losses) and other items. OI&E increased sequentially and compared with the year-ago quarter due to lower net investment losses as well as a $10 million charge in the first quarter of 2003 associated with the redemption of convertible notes originally issued by Burr-Brown Corporation, which was acquired by TI. Interest expense of $10 million declined on a sequential basis and compared with the year-ago quarter due to the company’s lower debt level.

Net income in the quarter was $121 million, or $0.07 per share. The effective tax rate for the quarter was 20 percent, lower than previously expected due to a revision in the company’s expected tax rate for the year and the resulting cumulative catch-up tax benefit of $3 million.

TI orders of $2311 million and Semiconductor orders of $1901 million in the second quarter were about even sequentially and compared with the year-ago period. The Semiconductor book-to-bill ratio was 0.99 for the second quarter, compared with 1.03 in the prior quarter.

Total cash (cash and cash equivalents plus short-term investments and long-term cash investments) of $4183 million increased by $38 million compared with the end of the prior quarter and increased by $709 million from the end of the year-ago quarter. Cash flow from operations increased to $378 million compared with $196 million in the prior quarter due to working capital, and decreased slightly compared with $387 million in the year-ago quarter.

Accounts receivable increased sequentially by $75 million due to seasonally higher sales of E&PS products. Accounts receivable were about even with the year-ago quarter. Days sales outstanding were 55 days at the end of the second quarter compared with 56 days in the prior quarter and 60 days in the year-ago quarter.

Inventory increased by $118 million sequentially primarily to support reduced product lead times. In addition, delays by certain wireless customers of product shipments from second quarter into third quarter and a normal seasonal increase in E&PS contributed to higher inventory. Compared with the year-ago quarter, inventory increased $180 million primarily due to the higher revenue level and to support reduced product leadtimes. Days of inventory increased to 62 days at the end of the second quarter compared with 60 days at the end of the prior quarter and 56 days at the end of the year-ago quarter.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statement of Operations—Selected Items

(In millions of dollars, except per-share amounts)

	For Three Months Ended
	June 30, 2003	Mar. 31, 2003	June 30, 2002
Net revenue	$2,339	$2,192	$2,162
Operating costs and expenses:
Cost of revenue	1,462	1,330	1,306
Gross profit	877	862	856
Gross profit % of revenue	37.5%	39.3%	39.6%
Research and development (R&D)	424	408	404
R&D % of revenue	18.1%	18.6%	18.7%
Selling, general and administrative (SG&A)	328	301	297
SG&A % of revenue	14.0%	13.7%	13.7%

Total	2,214	2,039	2,007

Profit from operations	125	153	155
Operating income % of revenue	5.3%	7.0%	7.2%
Other income (expense) net	36	14	(24)
Interest on loans	10	13	14

Income before income taxes	151	154	117
Provision for income taxes	30	37	22

Net income	$121	$117	$95

Diluted earnings per common share	$.07	$.07	$.05

Outlook

TI intends to provide a mid-quarter update to its financial outlook on September 9 by issuing a press release and holding a conference call. Both will be available on the company’s web site.

For the third quarter of 2003, TI expects total revenue to be in the range of $2290 million to $2490 million. Inside that total, Semiconductor revenue is expected to be in the range of $1890 million to $2050 million; Sensors & Controls revenue is expected to be in the range of $230 million to $250 million; and E&PS revenue is expected to be in the range of $170 million to $190 million. Third quarter results will also include about $45 million in restructuring charges. TI expects the restructuring charges to drop down to one-third this level in the fourth quarter and then drop down to approximately $10 million per quarter in 2004.

TI expects earnings per share to be in the range of $0.19 to $0.23, including a $0.13 per share contribution from the company’s previously announced sale of 24.7 million shares of Micron Technology Inc. (Micron), common stock.

For 2003, TI continues to expect: R&D to be about $1.7 billion; capital expenditures to be about $800 million; and depreciation to be about $1.4 billion. The effective tax rate for the year is expected to be about 22 percent, exclusive of the tax impact of the Micron stock transaction, compared with the company’s previous estimate of 24 percent.

Semiconductor

Semiconductor revenue in the second quarter was $1927 million, up 3 percent sequentially as strength across a broad range of product areas offset a decline in wireless. Revenue was up 9 percent from the year-ago quarter due to strength across most product areas.

Gross profit for the second quarter was $743 million compared with $748 million in the prior period. Second-quarter gross profit was up from $703 million in the year-ago quarter due to higher revenue.

Gross profit margin of 38.6 percent in the quarter declined 1.4 percentage points sequentially. Much of the second quarter’s revenue growth came from newer products that are still ramping to mature manufacturing yields, and from commodity products that are affected by cyclical price pressure. Gross profit margin declined 1.2 percentage points compared with the year-ago quarter primarily due to lower royalties. Royalties declined from the year-ago quarter due to a $30 million catch-up royalty in the second quarter of 2002 from a new semiconductor cross-license agreement.

Semiconductor operating profit for the second quarter declined to $126 million, or 6.5 percent of revenue, compared with $147 million in the prior quarter and $132 million in the year-ago quarter due to higher operating expenses.

Analog revenue increased 5 percent sequentially primarily due to higher shipments of display drivers, broadband products and high-performance analog products. Analog revenue increased 4 percent from the year-ago quarter primarily due to growth in high-performance analog standard product shipments as well as strength in storage, display drivers and broadband more than offsetting declines in analog wireless. In the first half of 2003, about 40 percent of total Semiconductor revenue came from Analog.

DSP revenue was about even sequentially as growth in shipments for the digital consumer and broadband markets offset lower wireless revenue in the second quarter of 2003. DSP revenue grew 21 percent from the year-ago quarter due to higher shipments into the wireless, broadband and digital consumer markets. In the first half of 2003, about 30 percent of total Semiconductor revenue came from DSP.

TI’s remaining Semiconductor revenue increased 4 percent sequentially primarily due to higher shipments of standard logic products as well as growth in RISC microprocessors. RISC microprocessors grew in line with overall Semiconductor growth. Revenue from Digital Light Processing™ (DLP™) products, microcontrollers and royalties declined on a sequential basis due to lower shipments. Compared with the year-ago quarter, revenue increased 4 percent due to higher shipments of DLP products, RISC microprocessors and standard logic, while revenue from royalties and microcontrollers declined.

TI’s Semiconductor revenue in key markets was as follows:

•	Wireless revenue decreased 5 percent compared with the first quarter. The sequential decline was most pronounced in products, particularly chipsets, for 2G handsets. Chipset sales were down about 25 percent compared with the first quarter. In the second quarter, TI’s wireless customers experienced a slowdown in demand for handsets and excess inventory, particularly in Asia. TI’s 2.5G-related handset revenue continued to grow sequentially and was over 60 percent of total wireless revenue in the quarter. The average selling price of 2.5G digital baseband processors continued to be more than double that of 2G digital basebands. Compared with the year-ago period, TI’s wireless revenue increased 16 percent primarily due to higher shipments of 2.5G products and OMAP™ applications processors. In the first half of 2003, about 30 percent of total Semiconductor revenue came from wireless.

•	Revenue from TI’s catalog products, composed of high-performance analog and catalog DSP, was up 6 percent sequentially and 14 percent from the year-ago quarter due to higher shipments. In the first half of 2003, about 15 percent of total Semiconductor revenue came from catalog products.

•	Broadband communications revenue, which includes DSL and cable modems, voice over packet (VoP) and wireless local area networks (WLANs), increased 44 percent sequentially and 84 percent from the year-ago quarter due to higher shipments. In the first half of 2003, about 5 percent of total Semiconductor revenue came from broadband communications.

Semiconductor orders were $1901 million, about even sequentially and compared with the year-ago quarter.

Sensors & Controls

Sensors & Controls revenue was $261 million in the second quarter, up 3 percent sequentially and 4 percent compared with the year-ago quarter due about equally to higher shipments of sensor products and higher shipments of control products.

Gross profit was $98 million, or 37.6 percent of revenue, up from $90 million in the prior quarter and $84 million in the year-ago quarter. About $4 million of gross profit in the second quarter was due to a settlement of litigation. The gain in gross profit from the year-ago quarter was primarily due to manufacturing cost reductions.

Operating profit was $68 million, or 26.0 percent of revenue, up from $61 million in the prior quarter and $56 million in the year-ago quarter due to higher gross profit.

Educational & Productivity Solutions (E&PS)

E&PS revenue was $156 million in the second quarter, up 104 percent sequentially due to the start of retail stocking of calculators ahead of the back-to-school season. Compared with the year-ago period, revenue was up 4 percent due to higher sales to U.S. retailers.

Gross profit was $89 million, or 57.0 percent of revenue, up 135 percent sequentially due to higher revenue and up 12 percent from the year-ago quarter primarily due to a combination of higher revenue and product cost reductions.

Operating profit was $58 million, or 37.1 percent of revenue, up from $15 million in the previous quarter and $49 million in the year-ago quarter due to higher gross profit.

First Half of 2003

For the first six months of 2003, TI reported the following:

•	TI revenue was $4531 million, up from $3989 million in the first six months of 2002, due to Semiconductor.

•	Cost of revenue was $2793 million or 61.6 percent of revenue, compared with $2523 million or 63.2 percent of revenue in the first six months of 2002. Cost of revenue as a percent of revenue decreased primarily due to higher Semiconductor factory utilization and lower depreciation expense.

•	Gross profit of $1738 million increased 19 percent compared with the year-ago period due to Semiconductor. Gross profit margin was 38.4 percent of revenue, an increase of 1.6 percentage points from the year-ago period primarily due to higher Semiconductor factory utilization and lower depreciation.

•	R&D expense of $832 million was up 5 percent compared with the year-ago period due to product development in wireless. R&D expense as a percent of revenue decreased 1.5 percentage points compared with the year-ago period due to higher revenue.

•	SG&A expense of $629 million increased 12 percent from the year-ago period primarily due to Semiconductor. SG&A expense as a percent of revenue decreased 0.2 percentage points compared with the year-ago period due to higher revenue.

•	Operating profit of $277 million, or 6.1 percent of revenue, increased $166 million compared with the year-ago period due to higher gross profit.

•	OI&E was $51 million, an increase of $64 million from the first six months of 2002 due to lower investment write-downs.

•	The effective tax rate was 22 percent.

•	Net income was $238 million, or $0.14 per share, compared with $57 million, or $0.03 per share in the year-ago period due to higher operating profit.

•	Orders of $4606 million increased compared with $4197 million in the year-ago period due to Semiconductor.

Semiconductor

Semiconductor revenue in the first six months was $3794 million, up 16 percent from the year-ago period due to increased shipments across a broad range of products.

Gross profit for the first six months was $1490 million, or 39.3 percent of revenue, compared with $1225 million and 37.3 percent in the year-ago period. The increase from the year-ago period was primarily the result of higher Semiconductor factory utilization and lower depreciation.

Semiconductor operating profit for the first six months was $272 million, or 7.2 percent of revenue, up from $105 million and 3.2 percent in the year-ago period, primarily due to higher gross profit.

Semiconductor orders for the first six months were $3815 million, up 12 percent from $3415 million in the year-ago period due to increased demand across a broad range of products.

Sensors & Controls

Sensors & Controls revenue was $514 million in the first six months of 2003, up 7 percent from $480 million in the year-ago period primarily due to higher shipments of automotive sensors.

Gross profit for the first six months was $188 million, or 36.6 percent of revenue, compared with $159 million and 33.0 percent in the year-ago period. The increase from the year-ago period was primarily due to manufacturing cost reductions.

Operating profit was $129 million, or 25.0 percent of revenue, up from $104 million and 21.7 percent in the first six months of 2002. Operating profit increased primarily due to higher gross profit.

Educational & Productivity Solutions

E&PS revenue was $233 million for the first six months, about even with the year-ago period.

Gross profit for the first six months was $127 million, or 54.5 percent of revenue, up from $121 million and 51.4 percent in the year-ago period primarily due to product cost reductions.

Operating profit was $73 million, or 31.1 percent of revenue, up from $68 million and 28.9 percent in the prior period due to higher gross profit.

Financial Condition

TI’s financial position is strong. In the first six months of 2003, total cash (cash and cash equivalents plus short-term investments and long-term cash investments) increased by $41 million to $4183 million due to operating activities.

In the first six months of 2003, accounts receivable increased by $223 million due to seasonally higher revenue from E&PS products and higher Semiconductor revenue. Accounts receivable were about even with the year-ago period. Days sales outstanding were 55 days at the end of the first six months of 2003 compared with 60 days in the year-ago period.

In the first six months of 2003, inventory increased by $210 million due to support for reduced product leadtimes, a normal seasonal increase in E&PS inventory and delays by certain wireless customers of product shipments in the second quarter into the third quarter. Inventory increased $180 million compared with the year-ago period primarily due to the higher revenue level and support for reduced product leadtimes. Days of inventory increased to 62 days at the end of the first six months of 2003 compared with 56 days at the end of the year-ago period.

Capital expenditures were $294 million in the first six months of 2003, down from $297 million in the first six months of 2002.

Depreciation was $702 million in the first six months of 2003, down from $787 million in the first six months of 2002.

Liquidity and Capital Resources

At the end of the first six months of 2003, the debt-to-total-capital ratio was 0.07, down from 0.10 at the end of 2002. This ratio reflects the company’s view that it is prudent to maintain a low debt level considering the volatile nature of the semiconductor industry.

In the first six months of 2003, cash flow from operations decreased to $574 million compared with $683 million in the first six months of 2002 due to working capital.

Net cash used in investing activities was $261 million for the first six months of 2003 versus the use of $428 million for the same period a year ago primarily due to sales and maturities of investments net of purchases. In order to take advantage of higher yields, as of June 30, 2003, the company had $1089 million in long-term cash investments (i.e., fixed-income, investment-grade securities with maturities between thirteen and twenty-four months).

For the first six months of 2003, net cash used in financing activities totaled $249 million versus $203 million in the year-ago period. In the first six months of 2003, the company used $109 million of cash to repurchase approximately 6 million shares of its common stock, compared with $210 million used to repurchase approximately 7 million shares of its common stock in the year-ago period. These repurchases are intended to neutralize the potential dilutive effect of shares expected to be issued upon exercise of stock options under the company’s long-term incentive and employee stock purchase plans. Also, the company paid a total of $74 million of common stock dividends in each period.

The company’s primary source of liquidity is $1019 million of cash and cash equivalents, $2075 million of short-term investments, and $1089 million of long-term cash investments, totaling $4183 million. Another source of liquidity is authorized borrowings of $500 million for commercial paper, backed by a 364-day revolving credit facility, which is currently not utilized. The company maintains the ability to issue up to $1.0 billion in debt under a U.S. Securities and Exchange Commission shelf registration. As of June 30, 2003, the company also had equity investments of $924 million, including 57 million shares ($669 million) of liquid, publicly traded, Micron common stock. The company believes it has the necessary financial resources to fund its working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.

In July 2003, the company sold 24.7 million shares of Micron common stock. TI will recognize a pre-tax gain in accordance with generally accepted accounting principles of $106 million from this sale, which will be recorded in other income (expense) net in the third quarter.

TI carries its public stock holdings at current market value on its balance sheet and records an impairment write-down against earnings if a stock’s value declines below its cost basis and the decline is deemed other than temporary. In the fourth quarter of 2002, TI recorded an impairment write-down of its Micron common stock but fully reserved the tax benefit associated with the write-down due to uncertainty as to its ultimate realization.

$162 million of TI’s tax benefit associated with the prior year write-down was realized upon the July 2003 sale of the Micron common stock through the utilization of a capital loss carryback that was due to expire at the end of 2003. The combined effect of the gain and the tax benefit will be an increase of $230 million to the company’s net income for the third quarter of 2003. TI continues to hold 32.3 million shares of Micron common stock.

Restructuring Actions and Other Items

Sensors & Controls Restructuring Action: In the second quarter of 2003, the company announced a plan to move certain production lines from Attleboro, Massachusetts to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 850 jobs through voluntary retirement and involuntary termination programs over the next two years, primarily at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $70 million. In the second quarter of 2003, the company recorded net pretax charges of $26 million, primarily for severance costs. Of the $26 million, $22 million is included in cost of revenue, and $4 million is included in selling, general and administrative expense. The total number of employees affected was 183, primarily at the Attleboro location. The projected savings from this restructuring action plan are estimated to be an annualized $40 million, predominantly comprised of payroll and benefits savings.

Semiconductor Restructuring Action: Also in the second quarter of 2003, the company announced a restructuring action that is expected to affect about 860 jobs in Semiconductor manufacturing operations in the U.S. and international locations, as those operations continue to become more productive with fewer people. The total cost of this restructuring action is expected to be about $80 million. In the second quarter of 2003, the company recorded net pretax charges of $23 million, primarily for severance costs. Of the $23 million, $21 million is included in cost of revenue, and $2 million is included in selling, general and administrative expense. The total number of employees affected was 105 in U.S. and Germany locations. The projected savings from the cost-reduction plan were estimated to be an annualized $65 million, predominantly comprised of payroll and benefits savings.

Semiconductor Severance Action: In late 2002, the company announced a plan to involuntarily terminate about 500 employees, primarily in manufacturing operations, to align resources with market demand. In the third and fourth quarters of 2002, the company terminated 54 and 434 employees, respectively. Of the total 488 employees terminated, 450 were in U.S. locations while the remaining employees were in some of the company’s international locations. The company recorded net pretax charges of $17 million in severance and benefit costs, of which $11 million was included in cost of revenue, $4 million in selling, general and administrative expense, and $2 million in research and development expense. The projected savings from the cost-reduction plan were estimated to be an annualized $30 million, predominantly comprised of payroll and benefits savings. As of June 30, 2003, all employees have been terminated and a balance of $2 million of severance and benefit costs remains to be paid. Payments are expected to be completed in 2003.

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

In 2002, the company continued to record acceleration of depreciation of $15 million on the Semiconductor facility in New Hampshire. This acceleration of depreciation was included in cost of revenue. In addition, $5 million of additional severance and benefit costs was recorded related to these facility closings. The $5 million was included in cost of revenue. As of June 30, 2003, this program was complete.

Semiconductor International Restructuring Actions: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its international locations. Of the total 5724 affected employees, 471 were in the company’s locations in Europe, 1075 were in the company’s locations in Asia and 652 were in the company’s locations in Japan. The company recorded net pretax charges of $116 million of severance and benefit costs, of which $56 million was included in cost of revenue, $48 million was included in selling, general, and administrative expense, and $12 million was included in research and development expense. The savings from this element of the cost-reduction plan were estimated to be an annualized $140 million. As of June 30, 2003, all employees have been terminated and a balance of $27 million of severance and benefit costs remains to be paid. Payments are expected to continue through 2007, of which $11 million is to be paid in 2003, $5 million in 2004, $5 million in 2005, and $3 million in both 2006 and 2007.

Prior Actions:

In the second quarter of 2002, there was a gain in other income from the reversal of a warranty reserve taken against the gain on the sale of the software business unit in 1997 because the warranty period had expired. In years prior to 2001, actions were taken to terminate employees primarily in the company’s European locations. As of June 30, 2003, a balance of $4 million in severance and benefit costs remains to be paid. Payments are expected to continue through 2004, of which $2 million is to be paid in 2003 and $2 million in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars).

			Year of Charge
			2001		2002	2003
Description*	Total	Balance, prior actions – primarily severance	SC site closings in U.S.	SC international restructuring actions	SC Severance action	S&C Severance Action	SC Severance Action
BALANCE, DECEMBER 31, 2002	$45	$4	$3	$29	$9
DISPOSITIONS:
Severance payments	(5)			(2)	(3)

BALANCE, MARCH 31, 2003	40	4	3	27	6
CHARGES:
Severance charges	40					$25	$15
Non-cash acceleration of depreciation	3					1	2
Non-cash write-down of fixed assets	6						6
DISPOSITIONS:
Severance payments	(18)		(3)		(4)	(11)
Non-cash transfer to accumulated depreciation	(3)					(1)	(2)
Non-cash write-down of fixed assets	(6)						(6)

BALANCE, JUNE 30, 2003	$62	$4	$—	$27	$2	$14	$15

*Abbreviations

SC = Semiconductor

S&C = Sensors and Controls

Other items include the following (in millions of dollars):

	For Three Months Ended		For Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Amortization of acquisition-related costs	$25	$29	$53	$57
Purchased in-process research and development	—	1	—	1
Redemption of convertible notes	—	—	10	—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 44 and 45 of Exhibit 13 to Registrant’s Form 10-K for the year ended December 31, 2002 (pages 49 and 50 of the Registrant’s 2002 annual report to stockholders) and is incorporated by reference to such Exhibit.

ITEM 4.	Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On July 25, 2003, a civil action, Qualcomm Incorporated v. Texas Instruments Incorporated, was filed in the Superior Court of New Castle County, Delaware. Qualcomm develops and markets digital wireless communications products based on Code Division Multiple Access (CDMA) technology. The complaint seeks a declaration (a) that the Registrant breached the Patent Portfolio Agreement dated December 2, 2000, between the Registrant and Qualcomm by disclosing information concerning the business relationship between the parties in violation of the confidentiality provisions in the Agreement and (b) that as a result Qualcomm is entitled to terminate the Registrant’s rights under the Agreement. The complaint also requests damages, attorneys’ fees and costs of suit. The Registrant intends to contest Qualcomm’s claims vigorously and believes it has meritorious defenses to them.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on April 17, 2003, in addition to the election of directors, the stockholders voted upon the two board proposals and one stockholder proposal contained in the Registrant’s Proxy Statement dated February 29, 2003.

The Board nominees were elected as directors with the following vote:

Nominee	For	Withheld
James R. Adams	1,137,437,972	373,951,356
David L. Boren	1,026,023,155	485,366,173
Daniel A. Carp	1,138,599,096	372,790,232
Thomas J. Engibous	1,138,436,076	372,953,252
Gerald W. Fronterhouse	1,136,208,807	375,180,521
David R. Goode	1,025,490,219	485,899,109
Wayne R. Sanders	1,026,866,910	484,522,418
Ruth J. Simmons	1,137,789,654	373,599,674

The two Board proposals were approved with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non-Votes)	Broker Non-Votes
Board proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors	1,458,639,955	42,687,612	10,068,586	—

Board proposal with respect to adoption of the Texas Instruments 2003 Director Compensation Plan	862,224,614	635,067,414	14,097,545	—

The stockholder proposal was not approved with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non-Votes)	Broker Non-Votes
Stockholder proposal regarding indexing of stock options	344,060,175	866,062,035	19,975,882	281,298,061

ITEM 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Designation of Exhibits in This Report	Description of Exhibit

10(n)	Texas Instruments 2003 Director Compensation Plan.

11	Computation of Basic and Diluted Earnings Per Common and Dilutive Potential Common Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

During the quarter ended June 30, 2003, the Registrant filed the following reports on Form 8-K: a Form 8-K dated May 5, 2003, reconfirming its outlook for the second quarter of 2003 as originally set forth in its earnings release dated April 15, 2003, and a second Form 8-K dated June 10, 2003, updating its outlook for the second quarter of 2003.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of the company or its management:

–	Market demand for semiconductors, particularly for digital signal processors and analog chips in key markets such as telecommunications and computers;

–	TI’s ability to maintain or improve profit margins, including its ability to utilize its manufacturing facilities at sufficient levels to cover its fixed operating costs, in an intensely competitive and cyclical industry;

–	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;

–	TI’s ability to compete in products and prices in an intensely competitive industry;

–	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

–	Consolidation of TI’s patent licensees and market conditions reducing royalty payments to TI;

–	Timely completion and successful integration of announced acquisitions;

–	Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks,

possible disruptions in the transportation networks and fluctuations in foreign currency exchange rates;

–	Losses or curtailments of purchases from key customers or the timing of customer inventory adjustments;

–	Availability of raw materials and critical manufacturing equipment;

–	TI’s ability to recruit and retain skilled personnel;

–	Fluctuations in the market value of TI’s investments and in interest rates; and

–	Timely implementation of new manufacturing technologies and installation of manufacturing equipment.

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

Date: July 28, 2003