Form 10-Q
period 2003-09-30
TEXAS INSTRUMENTS INC
filed 2003-10-27
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

1,730,625,354

Number of shares of Registrant’s common stock outstanding as of

September 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except per-share amounts)

	For Three Months Ended		For Nine Months Ended
Operations	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net revenue	$2,533	$2,248	$7,064	$6,237
Operating costs and expenses:
Cost of revenue	1,503	1,413	4,296	3,936
Research and development	468	415	1,300	1,207
Selling, general and administrative	313	311	941	873

Total	2,284	2,139	6,537	6,016

Profit from operations	249	109	527	221
Other income (expense) net	143	57	193	43
Interest on loans	8	14	31	43

Income before income taxes	384	152	689	221
Provision (benefit) for income taxes	(63)	(36)	4	(24)

Net income	$447	$188	$685	$245

Diluted earnings per common share	$.25	$.11	$.39	$.14

Basic earnings per common share	$.26	$.11	$.40	$.14

Cash dividends declared per share of common stock	$.021	$.021	$.064	$.064

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except share amounts)

Balance Sheet	Sept. 30, 2003	Dec. 31, 2002
Assets
Current assets:
Cash and cash equivalents	$943	$949
Short-term investments	2,360	2,063
Accounts receivable, net of allowances for customer adjustments and doubtful accounts of $62 million in 2003 and $60 million in 2002	1,522	1,217
Inventories:
Raw materials	106	121
Work in process	625	478
Finished goods	264	191

Inventories	995	790

Deferred income taxes	576	545
Prepaid expenses and other current assets	398	562

Total current assets	6,794	6,126

Property, plant and equipment at cost	9,443	9,516
Less accumulated depreciation	(5,202)	(4,722)

Property, plant and equipment (net)	4,241	4,794

Long-term cash investments	1,235	1,130
Equity investments	684	808
Goodwill	703	638
Acquisition-related intangibles	184	185
Deferred income taxes	612	618
Other assets	633	380

Total assets	$15,086	$14,679

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion long-term debt	$434	$422
Accounts payable and accrued expenses	1,436	1,204
Income taxes payable	284	293
Accrued retirement and profit sharing contributions	15	15

Total current liabilities	2,169	1,934

Long-term debt	402	833
Accrued retirement costs	647	777
Deferred income taxes	87	129
Deferred credits and other liabilities	353	272

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: 2003 – 1,740,470,215; 2002 – 1,740,364,197	1,740	1,740
Paid-in capital	953	1,042
Retained earnings	9,059	8,484
Less treasury common stock at cost. Shares: 2003 – 9,844,861; 2002 – 9,775,781	(198)	(229)
Accumulated other comprehensive income (loss)	(105)	(262)
Deferred compensation	(21)	(41)

Total stockholders’ equity	11,428	10,734

Total liabilities and stockholders’ equity	$15,086	$14,679

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars)

	For Nine Months Ended
Cash Flows	Sept. 30, 2003	Sept. 30, 2002
Cash flows from operating activities:
Net income	$685	$245
Depreciation	1,058	1,177
Amortization of acquisition-related costs	79	87
Purchased in-process research and development	23	1
Write-downs of equity investments	34	125
Gains on sale of equity investments	(114)	(2)
Deferred income taxes	(99)	(92)
(Increase) decrease in working capital (excluding cash and cash equivalents, short-term investments, deferred income taxes, and loans payable and current portion long-term debt):
Accounts receivable	(282)	(323)
Inventories	(205)	(72)
Prepaid expenses and other current assets	(90)	205
Accounts payable and accrued expenses	216	55
Income taxes payable	6	(98)
Accrued retirement and profit sharing contributions	(4)	(36)
Decrease in noncurrent accrued retirement costs	(138)	(50)
Other	(85)	26

Net cash provided by operating activities	1,084	1,248

Cash flows from investing activities:
Additions to property, plant and equipment	(527)	(566)
Purchases of short-term investments	(1,564)	(925)
Sales and maturities of short-term investments	2,547	2,503
Purchases of long-term cash investments	(1,754)	(1,460)
Sales of long-term cash investments	354	115
Purchases of equity investments	(19)	(26)
Sales of equity investments	364	30
Acquisition of businesses, net of cash acquired	(128)	(69)

Net cash used in investing activities	(727)	(398)

Cash flows from financing activities:
Additions to loans payable	—	9
Payments on loans payable	(8)	(16)
Payments on long-term debt	(415)	(19)
Dividends paid on common stock	(111)	(111)
Sales and other common stock transactions	80	115
Common stock repurchase program	(169)	(298)
Decrease in current assets for restricted cash	261	—

Net cash used in financing activities	(362)	(320)
Effect of exchange rate changes on cash	(1)	3

Net increase (decrease) in cash and cash equivalents	(6)	533
Cash and cash equivalents, January 1	949	431

Cash and cash equivalents, Sept. 30	$943	$964

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

1.	Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (1766.8 and 1761.8 million shares for the third quarters of 2003 and 2002 and 1761.5 and 1769.7 for the nine months ended September 30, 2003 and 2002).

2.	Income for the third quarter of 2003 includes, in millions of dollars, a charge of $56 for restructuring actions initiated in the second quarter of 2003, of which $48 is associated with achieving manufacturing efficiencies in the Semiconductor business and $8 is associated with moving certain production lines in the Sensors & Controls business from Attleboro to other TI sites. The $56 restructuring charge is primarily for severance costs. Of the $56, $48 is included in cost of revenue, $7 is in selling, general and administrative expense, and $1 is in research and development expense.

3.	In July 2003, the company sold 24.7 million shares of Micron Technology, Inc. (Micron) common stock. TI recognized a pretax gain of $106 million from this sale, which was recorded in other income (expense) net. TI carries its public stock holdings at current market value on its balance sheet and records an impairment write-down against earnings if a stock’s value declines below its cost basis and the decline is deemed other than temporary. In the fourth quarter of 2002, TI recorded an impairment write-down of its Micron common stock but fully reserved the tax benefit associated with the write-down due to uncertainty as to its ultimate realization. $162 million of TI’s tax benefit associated with the prior year write-down was recognized upon the July 2003 sale of the Micron common stock through the reversal of the deferred tax asset valuation allowance recorded in the fourth quarter of 2002. The combined effect of the gain and the tax benefit was an increase of $230 million to the company’s net income for the third quarter of 2003. TI continues to hold 32.3 million shares of Micron common stock.

4.	In July 2003, TI acquired 100 percent of the equity of Radia Communications, Inc. (Radia) for a purchase price of approximately $133 million. The acquisition was made to further TI’s development and product offerings in radio frequency (RF) semiconductor, subsystem, signal processing and networking technologies for 802.11 wireless local area networking (WLAN) multi-band/multi-mode radios. Goodwill of approximately $64 million was recognized due to the acquisition. The operations of Radia are included in the consolidated statements of income from the date of acquisition. The company does not expect that any additional purchase accounting adjustments will have a material impact on the company’s financial position or results of operations. In connection with the acquisition, the company recorded a $23 million in-process research and development charge, which was recorded in research and development expense. The following table contains a summary of the intangible assets acquired (in millions of dollars):

Intangible Assets	Amount	Amortization Lives
Core technology	$28	5 years
Developed technology	4	3 years
Customer relationships	5	5 years
Non-compete agreements	3	3 years

5.	Income for the second quarter of 2003 includes, in millions of dollars, a charge of $49, of which $26 is for the initial phase of restructuring associated with moving certain production lines in the Sensors & Controls business from Attleboro to other TI sites and $23 is for the initial phase of restructuring to achieve manufacturing efficiencies in the Semiconductor business. The $49 restructuring charge is primarily for severance costs. Of the $49 charge, $43 is included in cost of revenue and $6 is in selling, general and administrative expense.

6.	In February 2003, the company redeemed $250 million principal amount of 4.25% convertible subordinated notes due 2007 that were originally issued by Burr-Brown Corporation, which was acquired by the company in August 2000. Income for the first quarter of 2003 includes, in millions of dollars, a charge of $10 in other income (expense) net from the redemption of this debt.

7.	Income for the second quarter of 2002 includes, in millions of dollars, net gains of $16, of which $20 is the reversal of a warranty reserve taken against the gain on the sale of the software business unit in 1997 because the warranty period had expired. Of the $16 net gains, $20 is included in other income, $5 is in selling, general and administrative expense, $2 is a reduction in cost of revenues and $1 is in research and development expense.

8.	Loss for the first quarter of 2002 includes, in millions of dollars, a charge of $17, of which $14 is for restructuring charges primarily related to the closing of the Semiconductor manufacturing facility in Merrimack, New Hampshire. Of the $14, $9 is for the acceleration of depreciation over the remaining service life of the facility, and $4 is for fixed asset write-downs for assets held for sale. Of the $17 charge, $16 is included in cost of revenues and $1 is in other income (expense) net.

9.	Total comprehensive income (loss), i.e., net income plus investment and pension liability adjustments to stockholders’ equity, for the third quarters of 2003 and 2002, in millions of dollars, was $549 and $(191). For the nine months ended September 30, 2003 and 2002, it was $842 and $(553).

10.	Year-to-date acquisition-related purchased in-process research and development (R&D) charges were $23 million in 2003 and $1 million in 2002. These charges are for R&D from acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

Major assumptions, detailed in the following table, used in determining the value of significant purchased R&D included the discount rate, the estimated beginning date of projected operating cash flows, and the remaining cost and time, in engineer-months, to complete the R&D projects. The term “engineer month” refers to the average amount of research work expected to be performed by an engineer in a month.

Millions of Dollars									Cost/time to Complete R&D projects
Entity acquired	Acquisition date	Consid- eration	Goodwill	Other intan- gibles	Deferred compen- sation	Purchased in-process R&D charge	R&D focus	Discount rate	At acquis- isition	At Sept. 2003	Year cash flows projected to begin
Radia Commun-ications Inc.	Third quarter 2003	$133	$64	$40	$9	$23	Develop-ment of RF WLAN multi-band multi-mode radios	24%	$8.5/485 engineer months	$7.2/417 engineer months	2004

11.	Included in other income (expense) net for the third quarters of 2003 and 2002, in millions of dollars, are investment write-downs of $11 and $9.

12.	The company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant (except options granted under the company’s employee stock purchase plans and acquisition-related stock option awards). The following table illustrates the effect on net income and earnings per common share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions of dollars, except per-share amounts).

	For Three Months Ended		For Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net income as reported	$447	$188	$685	$245

Add: Stock-based employee compensation expense included in reported net income, net of tax	2	2	7	4

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(109)	(105)	(324)	(307)

Adjusted net income (loss)	$340	$85	$368	$(58)

Earnings (loss) per common share:
Diluted - as reported	$.25	$.11	$.39	$.14

Diluted - as adjusted	$.19	$.05	$.21	$(.03)

Basic - as reported	$.26	$.11	$.40	$.14

Basic - as adjusted	$.20	$.05	$.21	$(.03)

13.	Restructuring Actions:

Effective January 1, 2003, the company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Sensors & Controls Restructuring Action: In the second quarter of 2003, the company announced a plan to move certain production lines from Attleboro, Massachusetts to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 800 jobs through voluntary retirement and involuntary termination programs over the next two years, primarily at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $60 million.

In the third quarter of 2003, the company recorded net pretax charges of $8 million, primarily for severance costs. Of the $8 million, $7 million is included in cost of revenue and $1 million is included in selling, general and administrative expense. The total number of employees affected was 90, primarily at the Attleboro and Japan locations. As of September 30, 2003, a total of 273 employees have been terminated and total net pretax charges of $34 million have been recorded associated with this action. Payments are expected to be completed in 2005.

In the second quarter of 2003, the company recorded net pretax charges of $26 million, primarily for severance costs. Of the $26 million, $22 million is included in cost of revenue and $4 million is included in selling, general and administrative expense. The total number of employees affected was 183, primarily at the Attleboro location.

Semiconductor Restructuring Action: In the second quarter of 2003, the company announced a restructuring action that is expected to affect about 950 jobs in Semiconductor manufacturing operations in the U.S. and international locations, as those operations continue to become more productive with fewer people. The total cost of this restructuring action is expected to be about $90 million.

In the third quarter of 2003, the company recorded net pretax charges of $48 million, primarily for severance costs. Of the $48 million, $41 million is included in cost of revenue, $6 million is included in selling, general and administrative expense, and $1 million is in research and development expense. The total number of employees affected was 553, primarily at U.S. and Japan locations. As of September 30, 2003, a total of 662 employees have been terminated and total net pretax charges of $71 million have been recorded associated with this action. Payments are expected to be completed in 2004.

In the second quarter of 2003, the company recorded net pretax charges of $23 million, primarily for severance costs. Of the $23 million, $21 million is included in cost of revenue and $2 million is included in selling, general and administrative expense. The total number of employees affected was 109, primarily at U.S. and Germany locations.

Semiconductor Severance Action: In late 2002, the company announced a plan to involuntarily terminate about 500 employees, primarily in manufacturing operations, to align resources with market demand. In the third and fourth quarters of 2002, the company terminated 54 and 434 employees, respectively. Of the total 488 employees terminated, 450 were in U.S. locations while the remaining employees were in some of the company’s international locations. The company recorded net pretax charges of $17 million in severance and benefit costs, of which $11 million was included in cost of revenue, $4 million was in selling, general and administrative expense, and $2 million was in research and development expense. As of September 30, 2003, all employees have been terminated and a balance of $1 million of severance and benefit costs remains to be paid. Payments are expected to be completed in 2003.

In the first quarter of 2001, the company began an aggressive worldwide cost-reduction plan to limit the impact of reduced revenue on profitability. The elements of the cost-reduction plan were a voluntary retirement program, involuntary terminations and the consolidation of certain manufacturing operations, including the closing of three Semiconductor facilities in Santa Cruz, California; Merrimack, New Hampshire; and Tustin, California. Employees affected by this plan, primarily in manufacturing operations, totaled 5724.

Voluntary/Involuntary Programs in U.S.: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its U.S. locations. Of the total 5724 affected employees, 329 were in the company’s location in Massachusetts and 2038 were in other U.S. locations, primarily in Texas. The company recorded net pretax charges of $153 million in severance and benefit costs, of which $107 million was included in cost of revenue, $48 million was in selling, general, and administrative expense, $1 million was in research and development expense, and $3 million was in other income. At year-end 2002, this program was complete.

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

In 2002, the company continued to record acceleration of depreciation of $15 million on the Semiconductor facility in New Hampshire. This acceleration of depreciation was included in cost of revenue. In addition, $5 million of additional severance and benefit costs was recorded related to these facility closings. The $5 million was included in cost of revenue. At June 30, 2003, this program was complete.

Semiconductor International Restructuring Actions: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its international locations. Of the total 5724 affected employees, 471 were in the company’s locations in Europe, 1075 were in the company’s locations in Asia and 652 were in the company’s locations in Japan. The company recorded net pretax charges of $116 million of severance and benefit costs, of which $56 million was included in cost of revenue, $48 million was included in selling, general, and administrative expense, and $12 million was included in research and development expense. As of September 30, 2003, all employees have been terminated and a balance of $25 million of severance and benefit costs remains to be paid. Payments are expected to continue through 2007, of which $9 million is to be paid in 2003, $5 million in 2004, $5 million in 2005, and $3 million in both 2006 and 2007.

Prior Actions:

In years prior to 2001, actions were taken to terminate employees primarily in the company’s European locations. As of September 30, 2003, a balance of $3 million in severance and benefit costs remains to be paid. Payments are expected to continue through 2004, of which $1 million is to be paid in 2003 and $2 million in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars):

			Year of Charge
		Balance, prior actions – primarily severance	2001		2002	2003
Description*	Total		SC site closings in U.S.	SC international restructuring actions	SC severance action	S&C severance action	SC severance action
BALANCE, DECEMBER 31, 2002	$45	$4	$3	$29	$9

DISPOSITIONS:
Severance payments	(5)			(2)	(3)

BALANCE, MARCH 31, 2003	40	4	3	27	6

CHARGES:
Severance charges	40					$25	$15
Non-cash acceleration of depreciation	3					1	2
Non-cash write-down of fixed assets	6						6

DISPOSITIONS:
Severance payments	(18)		(3)		(4)	(11)
Non-cash transfer to accumulated depreciation	(3)					(1)	(2)
Non-cash write-down of fixed assets	(6)						(6)

BALANCE, JUNE 30, 2003	62	4	—	27	2	14	15

CHARGES:
Severance charges	51					7	44
Non-cash acceleration of depreciation	3					1	2
Non-cash write-down of fixed assets	2						2

DISPOSITIONS:
Severance payments	(16)	(1)		(2)	(1)	(7)	(5)
Non-cash transfer to accumulated depreciation	(3)					(1)	(2)
Non-cash write-down of fixed assets	(2)						(2)

BALANCE, SEPT. 30, 2003	$97	$3	$—	$25	$1	$14	$54

*	Abbreviations

SC     = Semiconductor

S&C  = Sensors and Controls

14.	Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. To date, the auditors have issued audit reports on 12 of the projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. The Ministry of Industry is responsible for reviewing the auditor’s findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. The company believes that the grants were obtained and used in compliance with applicable law and contractual obligations. The Ministry has published final concession decrees on six of the projects representing approximately $90 million of grants. No final concession decrees were published in the third quarter of 2003. TI does not expect the outcome to have a material impact on the company’s financial condition, results of operation or liquidity.

15.	Business segment information follows (in millions of dollars):

	For Three Months Ended		For Nine Months Ended
Business Segment Net Revenue	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Semiconductor
Trade	$2,115	$1,830	$5,901	$5,105
Intersegment	3	1	12	8

	2,118	1,831	5,913	5,113

Sensors & Controls
Trade	242	236	753	715
Intersegment	1	1	4	3

	243	237	757	718

Educational & Productivity Solutions
Trade	177	181	410	416

Corporate activities	(5)	(1)	(16)	(10)

Total net revenue	$2,533	$2,248	$7,064	$6,237

	For Three Months Ended		For Nine Months Ended
Business Segment Profit	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Semiconductor	$264	$67	$536	$172
Sensors & Controls	58	52	187	156
Educational & Productivity Solutions	73	72	145	140
Corporate activities	(41)	(52)	(135)	(139)
Charges/gains and acquisition-related amortization	1	(30)	(111)	(89)
Interest on loans/other income (expense) net, excluding a third-quarter 2003 gain of $106, a first-quarter 2003 charge of $10 and a second-quarter 2002 gain of $20, and a first-quarter 2002 charge of $1 included above in Charges/gains and acquisition-related amortization	29	43	67	(19)

Income before income taxes	$384	$152	$689	$221

16.	Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate for 2003 is 24 percent, exclusive of the tax impact resulting from the recognition of the previously reserved tax benefit associated with the Micron stock transaction (see Note 3). The primary reason the effective annualized tax rate for 2003 differs from the 35 percent statutory corporate tax rate is the expected utilization of tax benefits such as the credit for research activities.

17.	The statement of operations and statement of cash flows for the periods ended September 30, 2003, and the balance sheet as of September 30, 2003, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown. Certain amounts in the prior period’s financial statements have been reclassified to conform to the current presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

The company’s third quarter financial results reflect strengthened conditions across its semiconductor markets in the third quarter. TI’s total revenue of $2533 million increased 8 percent sequentially and 13 percent from the year-ago quarter due to growth in Semiconductor. Earnings per share (EPS) were $0.25 in the quarter, including a contribution from the sale of Micron Technology, Inc. (Micron) common stock and the impact of charges for restructuring and an acquisition.

Semiconductor segment revenue increased 10 percent sequentially due to higher shipments of DSP products into the wireless and digital consumer electronics markets, as well as higher shipments of high-performance analog products. Compared with the year-ago quarter, Semiconductor revenue increased 16 percent due to higher shipments of DSP, high-performance analog and Digital Light Processing™ (DLP™) products.

TI revenue from the Semiconductor wireless market increased 22 percent sequentially and 30 percent from the year-ago quarter due to growth in 2.5G wireless modems and OMAP™ applications processors. Broadband revenue increased 11 percent sequentially primarily due to strong demand for the company’s latest multimode wireless local area networking (LAN) products that support the IEEE 802.11a, b and g standards. Broadband revenue increased 74 percent from the year-ago quarter due to strength in wireless LAN and DSL. Revenue from Analog products increased 7 percent sequentially and 6 percent from the year-ago quarter primarily due to demand for high-performance analog products. DSP revenue increased 22 percent sequentially and 37 percent from the year-ago quarter.

In the Sensors & Controls segment, revenue decreased 7 percent sequentially and increased 2 percent from the year-ago quarter. In the Educational & Productivity Solutions (E&PS) segment, revenue increased 13 percent sequentially and decreased 2 percent from the year-ago quarter.

In the third quarter, the company incurred $56 million in charges related to previously announced restructuring actions, of which $48 million is included in cost of revenue, $7 million in selling, general and administrative (SG&A) expense and $1 million in research and development

(R&D) expense. The company also incurred a non-tax-deductible $23 million in-process R&D charge related to the company’s acquisition of Radia Communications, Inc. (Radia) in the quarter.

Cost of revenue in the third quarter was $1503 million or 59.3 percent of revenue, compared with $1462 million or 62.5 percent of revenue in the second quarter of 2003 and $1413 million or 62.9 percent of revenue in the year-ago quarter. Cost of revenue as a percent of revenue decreased due to increased utilization of the company’s largely fixed-cost manufacturing assets in its Semiconductor operations.

Gross profit of $1030 million increased 18 percent sequentially and 23 percent from the year-ago quarter. Gross profit margin was 40.7 percent of revenue, up 3.2 percentage points sequentially and 3.6 percentage points from the year-ago quarter as higher revenue fell through to gross profit at a high rate due to increased utilization of the company’s largely fixed-cost manufacturing assets in its Semiconductor operations.

R&D expense of $468 million was up 10 percent sequentially and 13 percent from the year-ago quarter due to the inclusion of purchased in-process R&D from the Radia acquisition, as well as increased product development activity within Semiconductor, especially for wireless products. R&D expense as a percent of revenue was 18.5 percent, about even sequentially and compared with the year-ago quarter.

SG&A expense of $313 million decreased 5 percent sequentially primarily due to a lease termination expense in the second quarter. SG&A expense was about even with the year-ago period. SG&A expense as a percent of revenue was 12.3 percent, a decrease of 1.7 percentage points sequentially and 1.5 percentage points compared with the year-ago quarter due to higher revenue.

Operating profit of $249 million, or 9.8 percent of revenue, increased $124 million sequentially and $140 million from the year-ago quarter due to higher gross profit.

Other income (expense) net (OI&E) of $143 million includes interest income, investment gains (losses) and other items. OI&E increased $107 million sequentially and $86 million from the year-ago quarter due to a pretax gain of $106 million from the company’s previously announced sale of 24.7 million shares of Micron stock. Interest expense of $8 million declined $2 million sequentially and $6 million from the year-ago quarter due to the company’s lower debt level.

Net income in the quarter was $447 million, or $0.25 per share. The Micron transaction includes the recognition of a previously reserved tax benefit of $162 million associated with TI’s impairment write-down of Micron stock in the fourth quarter of 2002. The effective tax rate for the quarter was 26 percent exclusive of the tax impact resulting from the recognition of the previously reserved tax benefit associated with the Micron stock transaction. The effective tax rate was higher than previously expected due to a revision in the company’s expected tax rate for the year and the resulting cumulative catch-up tax expense of $6 million. The effective tax rate for the year is expected to be 24 percent.

TI orders of $2662 million increased 15 percent sequentially and 26 percent from the year-ago period. Semiconductor orders of $2295 million increased 21 percent sequentially and 29 percent from the year-ago period. The Semiconductor book-to-bill ratio was 1.08 for the third quarter, up from 0.99 in the prior quarter.

Total cash (cash and cash equivalents plus short-term investments and long-term cash investments) of $4538 million increased by $355 million from the end of the prior quarter and by $894 million from the end of the year-ago quarter. Cash flow from operations increased to $510 million from $378 million in the prior quarter due to higher net income, and decreased from $565 million in the year-ago quarter. Capital expenditures were $233 million in the third quarter, up from $162 million in the previous quarter and down from $269 million in the year-ago quarter.

Accounts receivable increased by $82 million sequentially and $94 million from the year-ago quarter due to higher revenue. Days sales outstanding declined to 54 days at the end of the third quarter from 55 days in the prior quarter and 57 days in the year-ago quarter.

Inventory decreased by $5 million sequentially primarily due to higher seasonal shipments of E&PS products in the quarter. Compared with the year-ago quarter, inventory increased $172 million in anticipation of higher Semiconductor product shipments in the fourth quarter of 2003 and to support reduced product lead times. Days of inventory were 60 days at the end of the third quarter compared with 62 days at the end of the prior quarter and 52 days at the end of the year-ago quarter.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statement of Operations – Selected Items

(In millions of dollars, except per-share amounts)

	For Three Months Ended
	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002
Net revenue	$2,533	$2,339	$2,248
Operating costs and expenses:
Cost of revenue	1,503	1,462	1,413
Gross profit	1,030	877	835
Gross profit % of revenue	40.7%	37.5%	37.1%
Research and development (R&D)	468	424	415
R&D % of revenue	18.5%	18.1%	18.4%
Selling, general and administrative (SG&A)	313	328	311
SG&A % of revenue	12.3%	14.0%	13.8%

Total	2,284	2,214	2,139

Profit from operations	249	125	109
Operating income % of revenue	9.8%	5.3%	4.9%
Other income (expense) net	143	36	57
Interest on loans	8	10	14

Income before income taxes	384	151	152
Provision (benefit) for income taxes	(63)	30	(36)

Net income	$447	$121	$188

Diluted earnings per common share	$.25	$.07	$.11

TI believes its revenue and profit margins continue to rebound. As the semiconductor market has rebuilt momentum, TI has grown faster as a result of the manufacturing technology and product R&D investments it maintained through the industry’s downturn.

These investments have resulted in volume production of a wide range of 130 nanometer products with 90 nanometer products already sampling and scheduled to be in production soon. TI has shipped more than 100 million chips to its customers in 130 nanometer. When these advanced technologies are combined with 300 millimeter wafers, it means TI can design and manufacture products that perform better, consume less power and cost less than products from competitors that have not made or been able to make these investments.

One example of the success of this strategy is the development of OMAP applications processors for smartphones and PDAs. These processors generated about half of the company’s wireless revenue growth in the third quarter compared with a year ago. The company sees similar enthusiasm for its new products for the broadband and digital consumer electronics markets, as well as for its new high-performance analog products. The company expects that the revenue growth from these and other new products, as well as the benefits of ongoing cost management and lower depreciation levels, will be drivers for further profit expansion.

Outlook

TI intends to provide a mid-quarter update to its financial outlook on December 8, 2003, by issuing a press release and holding a conference call. Both will be available on the company’s web site.

For the fourth quarter of 2003, TI expects revenue to be in the following ranges:

•	Total TI, $2490 million to $2700 million;

•	Semiconductor, $2185 million to $2365 million;

•	Sensors & Controls, $235 million to $255 million; and

•	E&PS, $70 million to $80 million.

TI expects earnings per share to be in the range of $0.14 to $0.19. Restructuring charges in the fourth quarter are expected to be about $15 million. TI expects restructuring charges from the previously announced actions to continue into 2004 at about $10 million per quarter.

For 2003, TI expects: R&D to be about $1.75 billion, higher than the previous estimate due to the Radia acquisition; capital expenditures to be about $800 million, unchanged from the previous estimate; and depreciation to be about $1.4 billion, unchanged from the previous estimate. The effective tax rate for the year is expected to be about 24 percent, exclusive of the tax impact resulting from the recognition of the previously reserved $162 million tax benefit associated with the Micron stock transaction during the third quarter.

Semiconductor

Semiconductor revenue in the third quarter was $2118 million, up 10 percent sequentially and 16 percent from the year-ago quarter.

Gross profit for the third quarter was $899 million, up from $743 million in the prior period and $668 million in the year-ago quarter due to higher revenue.

Gross profit margin of 42.4 percent in the quarter was up 3.8 percentage points sequentially and 5.9 percentage points from the year-ago quarter primarily due to higher factory utilization levels.

Semiconductor operating profit for the third quarter increased to $264 million, or 12.5 percent of revenue, from $126 million in the prior quarter and $67 million in the year-ago quarter due to higher gross profit.

Analog revenue increased 7 percent sequentially and 6 percent from the year-ago quarter primarily due to higher shipments of high-performance analog products, as well as higher shipments to the storage and broadband markets. During the first three quarters of 2003, about 40 percent of total Semiconductor revenue came from Analog.

DSP revenue increased 22 percent sequentially and 37 percent from the year-ago quarter due to higher shipments to the wireless and digital consumer electronics markets. During the first three quarters of 2003, about 35 percent of total Semiconductor revenue came from DSP.

TI’s remaining Semiconductor revenue was about even sequentially. Compared with the year-ago quarter, revenue increased 8 percent as gains in DLP, royalties and standard logic more than offset declines in microcontrollers and RISC microprocessors.

TI’s Semiconductor revenue in key markets was as follows:

•	Wireless revenue increased 22 percent sequentially and 30 percent from the year-ago quarter due to higher shipments of 2.5G modems and OMAP applications processors used in 2.5G and 3G smart phones and PDAs. 2.5G modem growth, which has been a significant driver of TI’s wireless growth over the past year and a half, is now being supplemented by other TI content growth in the handset. OMAP processors represented almost half of TI’s wireless revenue growth from the year-ago quarter. During the first three quarters of 2003, about 30 percent of total Semiconductor revenue came from wireless.

•	Revenue from TI’s catalog products, composed of high-performance analog and catalog DSP, increased 9 percent sequentially and 17 percent from the year-ago quarter due to higher shipments of high-performance analog products. Although the high-performance analog growth was broad-based, power management products for portable electronics were the most significant drivers sequentially and from the year-ago quarter. Sequential growth was also strong in high-performance analog products for consumer digital audio/video applications. During the first three quarters of 2003, about 15 percent of total Semiconductor revenue came from catalog products.

•	Broadband communications revenue, which includes DSL and cable modems, voice over packet (VoP) and wireless LANs, increased 11 percent sequentially due to higher wireless LAN shipments and 74 percent from the year-ago quarter due to higher wireless LAN and DSL shipments. During the first three quarters of 2003, about 5 percent of total Semiconductor revenue came from broadband communications.

Semiconductor orders were $2295 million, up 21 percent sequentially and 29 percent from the year-ago quarter due to higher demand for the company’s DSP and Analog products.

Sensors & Controls

Sensors & Controls revenue was $243 million in the third quarter, down 7 percent sequentially due to seasonally weaker shipments of control products used in air conditioning systems. Compared with the year-ago quarter, revenue was up 2 percent.

Gross profit was $90 million, or 37.0 percent of revenue, down from $98 million in the prior quarter due to lower revenue. Gross profit increased from $82 million in the year-ago quarter due to manufacturing cost reductions.

Operating profit was $58 million, or 24.0 percent of revenue, down from $68 million in the prior quarter due to lower gross profit. Operating profit increased from $52 million in the year-ago quarter due to higher gross profit.

Educational & Productivity Solutions (E&PS)

E&PS revenue was $177 million in the third quarter, up 13 percent sequentially due to higher seasonal back-to-school shipments of graphing calculators. Compared with the year-ago period, revenue decreased 2 percent.

Gross profit was $103 million, or 58.1 percent of revenue, up 15 percent sequentially due to higher revenue and about even with the year-ago quarter.

Operating profit was $73 million, a record 41.2 percent of revenue, up from $58 million in the previous quarter due to higher gross profit and about even with the year-ago quarter.

First Nine Months of 2003

For the first nine months of 2003, TI reported the following:

•	TI revenue was $7064 million, up from $6237 million in the first nine months of 2002, due to higher shipments in Semiconductor.

•	Cost of revenue was $4296 million or 60.8 percent of revenue, compared with $3936 million or 63.1 percent of revenue, in the first nine months of 2002. Cost of revenue as a percent of revenue decreased due to increased utilization of the company’s largely fixed-cost manufacturing assets in its Semiconductor operations.

•	Gross profit of $2768 million increased 20 percent compared with the year-ago period due to Semiconductor. Gross profit margin was 39.2 percent of revenue, an increase of 2.3 percentage points from the year-ago period due to increased utilization of the company’s largely fixed-cost manufacturing assets in its Semiconductor operations.

•	R&D expense of $1300 million was up 8 percent compared with the year-ago period primarily due to increased product development activity within Semiconductor, especially for wireless products. R&D expense as a percent of revenue was 18.4 percent, a decrease of 1.0 percentage point compared with the year-ago period due to higher revenue.

•	SG&A expense of $941 million increased 8 percent from the year-ago period primarily due to increased marketing activity, especially in Semiconductor. SG&A expense as a percent of revenue was 13.3 percent, a decrease of 0.7 percentage points compared with the year-ago period due to higher revenue.

•	Operating profit of $527 million, or 7.5 percent of revenue, increased $306 million compared with the year-ago period due to higher gross profit.

•	OI&E was $193 million, an increase of $150 million from the first nine months of 2002 primarily due to a $106 million gain from the company’s previously announced sale of 24.7 million shares of Micron common stock.

•	The effective tax rate was 24 percent, exclusive of the $162 million tax impact resulting from the recognition of the previously reserved tax benefit associated with the Micron stock transaction.

•	Net income was $685 million or $0.39 per share, compared with $245 million or $0.14 per share in the year-ago period primarily due to higher operating profit.

•	Orders of $7268 million increased compared with $6317 million in the year-ago period due to Semiconductor.

Semiconductor

Semiconductor revenue in the first nine months was $5913 million, up 16 percent from the year-ago period due to higher shipments across a broad range of products.

Gross profit for the first nine months was $2390 million, or 40.4 percent of revenue, compared with $1893 million and 37.0 percent in the year-ago period. The increase from the year-ago period was due to the combination of higher revenue and increased utilization of the company’s largely fixed-cost manufacturing assets in its Semiconductor operations.

Semiconductor operating profit for the first nine months was $536 million, or 9.1 percent of revenue, up from $172 million and 3.4 percent in the year-ago period due to higher gross profit.

Semiconductor orders for the first nine months were $6110 million, up 18 percent from $5188 million in the year-ago period due to increased demand across a broad range of products.

Sensors & Controls

Sensors & Controls revenue was $757 million in the first nine months of 2003, up 5 percent from $718 million in the year-ago period primarily due to higher shipments across a range of products.

Gross profit for the first nine months was $278 million, or 36.8 percent of revenue, compared with $241 million and 33.5 percent in the year-ago period. The increase from the year-ago period was primarily due to manufacturing cost reductions.

Operating profit was $187 million, or 24.7 percent of revenue, up from $156 million and 21.7 percent in the first nine months of 2002. Operating profit increased primarily due to higher gross profit.

Educational & Productivity Solutions

E&PS revenue was $410 million for the first nine months, about even with the year-ago period.

Gross profit for the first nine months was $230 million, or 56.1 percent of revenue, up from $223 million and 53.5 percent in the year-ago period primarily due to product cost reductions.

Operating profit for the first nine months was $145 million, or 35.5 percent of revenue, up from $140 million and 33.7 percent in the year-ago period due to higher gross profit.

Financial Condition

TI’s financial position is strong. In the first nine months of 2003, total cash (cash and cash equivalents plus short-term investments and long-term cash investments) increased by $396 million to $4538 million due to operating activities.

In the first nine months of 2003, accounts receivable increased by $305 million due to higher revenue. Days sales outstanding were 54 days at the end of the first nine months of 2003 compared with 51 days at the end of 2002.

In the first nine months of 2003, inventory increased by $205 million due to reduced product lead times and increased demand. Days of inventory increased to 60 days at the end of the first nine months of 2003 compared with 52 days at the end of 2002.

Capital expenditures were $527 million in the first nine months of 2003, down from $566 million in the first nine months of 2002.

Depreciation was $1058 million in the first nine months of 2003, down from $1177 million in the first nine months of 2002.

Liquidity and Capital Resources

At the end of the first nine months of 2003, the debt-to-total-capital ratio was 0.07, down from 0.10 at the end of 2002. This ratio reflects the company’s view that it is prudent to maintain a low debt level considering the volatile nature of the semiconductor industry.

In the first nine months of 2003, cash flow from operations decreased to $1084 million compared with $1248 million in the first nine months of 2002 primarily due to changes in working capital.

Net cash used in investing activities was $727 million for the first nine months of 2003, versus the use of $398 million for the same period a year ago, as continued positive cash flow led to higher purchases of investments net of sales and maturities. In order to take advantage of higher yields, as of September 30, 2003, the company had $1235 million in long-term cash investments (i.e., fixed-income, investment-grade securities with maturities or average lives greater than thirteen months).

In July 2003, TI acquired 100 percent of the equity of Radia for a purchase price of approximately $133 million. The acquisition was made to further TI’s development and product offerings in radio frequency semiconductor, subsystem, signal processing and networking technologies for 802.11 wireless local area networking multi-band/multi-mode radios. Goodwill of approximately $64 million was recognized due to the acquisition. The operations of Radia are included in the consolidated statements of income from the date of acquisition. The company does not expect that any additional purchase accounting adjustments will have a material impact on the company’s financial position or results of operations. In connection with the acquisition, the company recorded a $23 million in-process research and development charge, which was recorded in research and development expense. The following table contains a summary of the intangible assets acquired (in millions of dollars):

Intangible Assets	Amount	Amortization Lives
Core technology	$28	5 years
Developed technology	4	3 years
Customer relationships	5	5 years
Non-compete agreements	3	3 years

In July 2003, the company sold 24.7 million shares of Micron common stock. TI recognized a pretax gain of $106 million from this sale, which was recorded in other income (expense) net. TI carries its public stock holdings at current market value on its balance sheet and records an impairment write-down against earnings if a stock’s value declines below its cost basis and the decline is deemed other than temporary. In the fourth quarter of 2002, TI recorded an impairment write-down of its Micron common stock but fully reserved the tax benefit associated with the write-down due to uncertainty as to its ultimate realization. $162 million of TI’s tax benefit associated with the prior year write-down was recognized upon the July 2003 sale of the Micron common stock through the reversal of the deferred tax asset valuation allowance recorded in the fourth quarter of 2002.

For the first nine months of 2003, net cash used in financing activities totaled $362 million versus $320 million in the year-ago period due to payments on long-term debt. In the first nine months of 2003, the company used $169 million of cash to repurchase approximately 9.4 million shares of its common stock, compared with $298 million used to repurchase approximately 11.2 million shares of its common stock in the year-ago period. These repurchases are intended to neutralize the potential dilutive effect of shares expected to be issued upon exercise of stock options under the company’s long-term incentive and employee stock purchase plans. Also, the company paid a total of $111 million of common stock dividends in each period.

The company’s primary source of liquidity is $943 million of cash and cash equivalents, $2360 million of short-term investments, and $1235 million of long-term cash investments, totaling $4538 million. Another source of liquidity is authorized borrowings of $500 million for commercial paper, backed by a 364-day revolving credit facility, which is currently not utilized. The company maintains the ability to issue up to $1.0 billion in debt under a U.S. Securities and Exchange Commission shelf registration. As of September 30, 2003, the company also had equity investments of $684 million, including 32.3 million shares ($433 million) of liquid, publicly traded, Micron common stock. The company believes it has the necessary financial resources to fund its working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.

Restructuring Actions and Other Items

Sensors & Controls Restructuring Action: In the second quarter of 2003, the company announced a plan to move certain production lines from Attleboro, Massachusetts to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 800 jobs through voluntary retirement and involuntary termination programs over the next two years, primarily at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $60 million. The projected savings from this restructuring action are estimated to be an annualized $40 million, predominantly comprised of payroll and benefits savings.

In the third quarter of 2003, the company recorded net pretax charges of $8 million, primarily for severance costs. Of the $8 million, $7 million is included in cost of revenue and $1 million is included in selling, general and administrative expense. The total number of employees affected was 90, primarily at the Attleboro and Japan locations. As of September 30, 2003, a total of 273 employees have been terminated and total net pretax charges of $34 million have been recorded associated with this action. Payments are expected to be completed in 2005.

In the second quarter of 2003, the company recorded net pretax charges of $26 million, primarily for severance costs. Of the $26 million, $22 million is included in cost of revenue and $4 million is included in selling, general and administrative expense. The total number of employees affected was 183, primarily at the Attleboro location.

Semiconductor Restructuring Action: In the second quarter of 2003, the company announced a restructuring action that is expected to affect about 950 jobs in Semiconductor manufacturing operations in the U.S. and international locations, as those operations continue to become more productive with fewer people. The total cost of this restructuring action is expected to be about $90 million. The projected savings from this restructuring action were estimated to be an annualized $70 million, predominantly comprised of payroll and benefits savings.

In the third quarter of 2003, the company recorded net pretax charges of $48 million, primarily for severance costs. Of the $48 million, $41 million is included in cost of revenue, $6 million is included in selling, general and administrative expense, and $1 million is in research and development expense. The total number of employees affected was 553, primarily at U.S. and Japan locations. As of September 30, 2003, a total of 662 employees have been terminated and total net pretax charges of $71 million have been recorded associated with this action. Payments are expected to be completed in 2004.

In the second quarter of 2003, the company recorded net pretax charges of $23 million, primarily for severance costs. Of the $23 million, $21 million is included in cost of revenue and $2 million is included in selling, general and administrative expense. The total number of employees affected was 109, primarily at U.S. and Germany locations.

Semiconductor Severance Action: In late 2002, the company announced a plan to involuntarily terminate about 500 employees, primarily in manufacturing operations, to align resources with market demand. In the third and fourth quarters of 2002, the company terminated 54 and 434 employees, respectively. Of the total 488 employees terminated, 450 were in U.S. locations while the remaining employees were in some of the company’s international locations. The company recorded net pretax charges of $17 million in severance and benefit costs, of which $11 million was included in cost of revenue, $4 million was in selling, general and administrative expense, and $2 million was in research and development expense. The projected savings from the cost-reduction plan were estimated to be an annualized $30 million, predominantly comprised of payroll and benefits savings. As of September 30, 2003, all employees have been terminated and a balance of $1 million of severance and benefit costs remains to be paid. Payments are expected to be completed in 2003.

In the first quarter of 2001, the company began an aggressive worldwide cost-reduction plan to limit the impact of reduced revenue on profitability. The elements of the cost-reduction plan were a voluntary retirement program, involuntary terminations and the consolidation of certain manufacturing operations, including the closing of three Semiconductor facilities in Santa Cruz, California; Merrimack, New Hampshire; and Tustin, California. The projected savings from the cost-reduction plan were estimated to be an annualized $600 million, predominantly comprised of payroll and benefits savings. Since the 5724 affected employees have terminated and the three facilities are closed, the savings from this cost-reduction plan are being realized. Employees affected by this plan, primarily in manufacturing operations, totaled 5724.

Voluntary/Involuntary Programs in U.S.: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its U.S. locations. Of the total 5724 affected employees, 329 were in the company’s location in Massachusetts and 2038 were in other U.S. locations, primarily in Texas. The company recorded net pretax charges of $153 million in severance and benefit costs, of which $107 million was included in cost of revenue, $48 million was in selling, general, and administrative expense, $1 million was in research and development expense, and $3 million was in other income. The savings from this element of the cost-reduction plan were estimated to be an annualized $290 million. At year-end 2002, this program was complete.

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

In 2002, the company continued to record acceleration of depreciation of $15 million on the Semiconductor facility in New Hampshire. This acceleration of depreciation was included in cost of revenue. In addition, $5 million of additional severance and benefit costs was recorded related to these facility closings. The $5 million was included in cost of revenue. At June 30, 2003, this program was complete.

Semiconductor International Restructuring Actions: In the first quarter of 2001, the company announced a voluntary retirement program and a plan to involuntarily terminate employees in some of its international locations. Of the total 5724 affected employees, 471 were in the company’s locations in Europe, 1075 were in the company’s locations in Asia and 652 were in the company’s locations in Japan. The company recorded net pretax charges of $116 million of severance and benefit costs, of which $56 million was included in cost of revenue, $48 million was included in selling, general, and administrative expense, and $12 million was included in research and development expense. The savings from this element of the cost-reduction plan were estimated to be an annualized $140 million. As of September 30, 2003, all employees have been terminated and a balance of $25 million of severance and benefit costs remains to be paid. Payments are expected to continue through 2007, of which $9 million is to be paid in 2003, $5 million in 2004, $5 million in 2005, and $3 million in both 2006 and 2007.

Prior Actions:

In the second quarter of 2002, there was a gain in other income from the reversal of a warranty reserve taken against the gain on the sale of the software business unit in 1997 because the warranty period had expired. In years prior to 2001, actions were taken to terminate employees primarily in the company’s European locations. As of September 30, 2003, a balance of $3 million in severance and benefit costs remains to be paid. Payments are expected to continue through 2004, of which $1 million is to be paid in 2003 and $2 million in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars):

			Year of Charge
		Balance, prior actions – primarily severance	2001		2002	2003
Description*	Total		SC site closings in U.S.	SC international restructuring actions	SC severance action	S&C severance action	SC severance action
BALANCE, DECEMBER 31, 2002	$45	$4	$3	$29	$9

DISPOSITIONS:
Severance payments	(5)			(2)	(3)

BALANCE, MARCH 31, 2003	40	4	3	27	6

CHARGES:
Severance charges	40					$25	$15
Non-cash acceleration of depreciation	3					1	2
Non-cash write-down of fixed assets	6						6

DISPOSITIONS:
Severance payments	(18)		(3)		(4)	(11)
Non-cash transfer to accumulated depreciation	(3)					(1)	(2)
Non-cash write-down of fixed assets	(6)						(6)

BALANCE, JUNE 30, 2003	62	4	—	27	2	14	15

CHARGES:
Severance charges	51					$7	$44
Non-cash acceleration of depreciation	3					1	2
Non-cash write-down of fixed assets	2						2

DISPOSITIONS:
Severance payments	(16)	(1)		(2)	(1)	(7)	(5)
Non-cash transfer to accumulated depreciation	(3)					(1)	(2)
Non-cash write-down of fixed assets	(2)						(2)

BALANCE, SEPT. 30, 2003	$97	$3	$—	$25	$1	$14	$54

*	Abbreviations

SC	= Semiconductor
S&C	= Sensors and Controls

Other items included in the statement of operations (in millions of dollars):

	For Three Months Ended		For Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Amortization of acquisition-related costs	$(26)	$(30)	$(79)	$(87)
Purchased in-process research and development	(23)	—	(23)	(1)
Redemption of convertible notes	—	—	(10)	—
Gain on sale of Micron Common Stock	106	—	106	—

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 44 and 45 of Exhibit 13 to Registrant’s Form 10-K for the year ended December 31, 2002, and is incorporated by reference to such exhibit.

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

PART II – OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Designation of Exhibits in This Report	Description of Exhibit
11	Computation of Earnings Per Common and Dilutive Potential Common Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

During the quarter ended September 30, 2003, the Registrant filed the following reports on Form 8-K: a Form 8-K dated July 21, 2003, attaching as an exhibit its second quarter earnings release, and a Form 8-K dated September 9, 2003, attaching as an exhibit its press release updating the Registrant’s outlook for the third quarter of 2003.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of the company or its management:

•	Market demand for semiconductors, particularly for digital signal processors and analog chips in key markets such as telecommunications and computers;

•	TI’s ability to maintain or improve profit margins, including its ability to utilize its manufacturing facilities at sufficient levels to cover its fixed operating costs, in an intensely competitive and cyclical industry;

•	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;

•	TI’s ability to compete in products and prices in an intensely competitive industry;

•	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

•	Consolidation of TI’s patent licensees and market conditions reducing royalty payments to TI;

•	Timely completion and successful integration of announced acquisitions;

•	Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, possible disruptions in the transportation networks and fluctuations in foreign currency exchange rates;

•	Losses or curtailments of purchases from key customers or the timing of customer inventory adjustments;

•	Availability of raw materials and critical manufacturing equipment;

•	TI’s ability to recruit and retain skilled personnel;

•	Fluctuations in the market value of TI’s investments and in interest rates; and

•	Timely implementation of new manufacturing technologies and installation of manufacturing equipment.

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

TEXAS INSTRUMENTS INCORPORATED

BY:	/s/ KEVIN P. MARCH
Kevin P. March
Senior Vice President and
Chief Financial Officer

Date: October 24, 2003