Form 10-K
period 2003-12-31
TEXAS INSTRUMENTS INC
filed 2004-02-27
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 1-3761

TEXAS INSTRUMENTS INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 972-995-3773

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange The Swiss Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $31,000,000,000 as of June 30, 2003.

1,732,381,499

(Number of shares of common stock outstanding as of January 31, 2004)

Parts I, II, and III hereof incorporate information by reference to the Registrant’s 2003 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2004 annual meeting of stockholders.

PART I

ITEM 1.	Business.

General Information

Texas Instruments Incorporated (“TI” or the “company,” including subsidiaries except where the context indicates otherwise) is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in more than 25 countries. The company has three business segments: Semiconductor, Sensors & Controls, and Educational & Productivity Solutions. TI’s largest geographic markets are in Asia, Europe, the United States and Japan. TI has been in operation since 1930.

The financial information with respect to TI’s business segments and operations outside the United States, which is contained in the note to the financial statements captioned “Business Segment and Geographic Area Data” on pages 35 through 38 of TI’s 2003 annual report to stockholders, is incorporated herein by reference to such annual report.

Semiconductor

The Semiconductor business comprised 85 percent of TI’s 2003 revenue. TI’s core Semiconductor business is the design, manufacture and sale of analog integrated circuits and digital signal processors (DSPs), which are used in a broad range of electronic systems. These systems include cellular telephones, personal computers, servers, communications infrastructure equipment, motor controls, automotive equipment and digital imaging systems such as front projectors and high-definition digital televisions. More than 30,000 customers in the commercial, industrial and consumer markets purchased TI products in 2003.

The company’s products are sold to original equipment manufacturers (OEMs), original design manufacturers (ODMs), contract manufacturers and distributors. An OEM designs and sells products under its own brand that it manufactures in-house or has contracted to other manufacturers. TI’s largest single customer is an OEM, the Nokia group of companies, which accounted for 14 percent of TI’s 2003 revenue. An ODM designs and manufactures products for other companies to sell under their brands. Distributors, which account for about 25 percent of TI’s Semiconductor revenue, sell TI products directly to a wide range of customers.

The semiconductor market is intensely competitive and is subject to rapid technological change, pricing pressures, and the requirement of high rates of investment for research and development (R&D) and for the manufacturing factories and equipment needed to produce advanced semiconductors. TI faces significant competition in each of its product lines.

Analog Products: Analog semiconductors process continuous signals such as temperature, pressure and visual images. TI’s Analog semiconductors consist of custom products and standard products. Custom products are designed for specific customers for specific applications such as wireless cell phones, printers and automotive systems. Standard products include application-specific standard products (designed for a specific application and usable by multiple customers) and high-performance standard catalog products (usable in multiple applications by multiple customers). These standard products are characterized by differentiated features and specifications, as well as relatively high margins, and are generally sold in high volumes. Both custom and standard products are proprietary and difficult for competitors to imitate. Commodity standard products are sold in high volume into a broad range of applications, and generally are differentiated by price and availability. TI is one of the world’s largest suppliers of Analog semiconductors.

The analog market is highly fragmented, and TI competes globally with numerous large and small companies, both broad-based suppliers and companies focused on a narrow range of products. Primary competitive factors are the recruitment and retention of skilled analog engineers, the creation of innovative designs, the implementation of multiple advanced manufacturing process technologies and the provision of applications support.

DSP Products: DSP is one of the fastest-growing sectors of the semiconductor industry. DSPs use complex algorithms and signal-compression techniques to provide real-time, power-efficient processing of real-world analog signals that have been converted into digital form. TI’s DSP business includes custom-designed and standard products for a broad range of applications, including communications such as wireless and broadband, computer peripherals and digital consumer electronics.

In DSP, TI competes globally with numerous large and small companies, both broad-based suppliers and companies focused on a narrow range of products. Primary competitive factors are the ability to design and cost-effectively manufacture products, systems knowledge about targeted end markets, software expertise and applications support.

Other Semiconductor Products: TI also designs and manufactures other semiconductor products including:

•	standard logic products, which are commodity components that serve a broad range of customers in diverse markets,

•	Digital Light ProcessingTM (DLPTM) products, which are micro-electromechanical systems that use optical semiconductors to manipulate light digitally; end applications include business and home front projectors, high-definition digital televisions and digital cinema projectors,

•	application-specific integrated circuits (ASICs), which are typically custom designed for a particular customer’s end-equipment application,

•	reduced instruction-set computing (RISC) microprocessors, which are a type of microprocessor designed to provide very fast computing, typically for a specialized application such as servers, and

•	microcontrollers, which typically integrate multiple functions to control a particular system.

In addition, TI’s semiconductor patent portfolio is an ongoing contributor to Semiconductor revenue.

Semiconductor Manufacturing: TI owns and operates semiconductor manufacturing facilities that require substantial investment to construct and are largely fixed-cost assets once in operation. Because TI owns most of its manufacturing capacity, a significant portion of the company’s operating costs are fixed. In general, these costs do not decline with reductions in customer demand or the company’s utilization of its manufacturing capacity, and can adversely affect profit margins as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, which should benefit profit margins. TI also outsources a portion of its product manufacturing to outside suppliers (foundries and assembly/test subcontractors). TI outsources the manufacture of some products when it would be less cost-efficient to make those products in-house (for example, when relatively high capital expenditures for equipment would be required to manufacture relatively low-volume products whose demand would be unlikely to keep the equipment adequately utilized). TI also outsources when very high demand for its products exceeds the company’s installed manufacturing capacity. The effect of these outsourcing practices is to reduce the amount of capital expenditures and subsequent depreciation required to meet customer demand, as well as fluctuations in profit margins.

Other TI Businesses

Sensors & Controls comprised about 10 percent of TI’s 2003 revenue. This organization sells custom-designed sensors, controls, and radio-frequency identification (RFID) systems. TI’s sensor products include pressure sensors and transducers for automotive systems (such as fuel injection and vehicle stability systems) and heating, ventilation and air conditioning equipment. TI’s control products include motor protectors, circuit breakers, arc-fault circuit protectors and thermostats for aircraft, air conditioning, appliance, lighting and industrial applications. TI’s RFID systems consist of a transponder, receiver and other components; applications include automotive security, logistics tracking, inventory control and wireless commerce at retail outlets. Typically the top supplier in targeted product areas, Sensors & Controls faces strong multinational and regional competitors. The primary competitive factors in this business are product reliability, manufacturing costs and engineering expertise. The products of the business are sold to OEMs and distributors.

Educational & Productivity Solutions (E&PS) comprised about 5 percent of TI’s 2003 revenue and is a leading supplier of graphing handheld calculators and other calculators. An understanding of the education market, technology expertise and price are primary competitive factors in this business. TI’s principal competitors in this business are U.S.- and Japan-based companies. This business sells primarily through retailers and to schools through instructional dealers.

Acquisitions and Divestitures

From time to time TI considers acquisitions and divestitures that may strengthen its business portfolio. In the third quarter of 2003, TI acquired Radia Communications, Inc., a semiconductor company specializing in the development of radio frequency semiconductor subsystems, signal processing and networking technologies for 802.11 wireless local area networking multiband/multimode radios.

Backlog

The dollar amount of backlog of orders believed by TI to be firm was $1708 million at December 31, 2003, and $1198 million at December 31, 2002. Backlog orders are, under certain circumstances, subject to cancellation. A substantial number of orders are shipped during the same quarter in which they are received. Accordingly, the company believes that its backlog at any particular date may not be indicative of revenue for any future period.

Raw Materials

TI purchases materials, parts and supplies from a number of suppliers. The materials, parts and supplies essential to TI’s business are generally available at present and TI believes that such materials, parts and supplies will be available in the foreseeable future.

Patents and Trademarks

TI owns many patents, and has many patent applications pending, in the United States and other countries in fields relating to its business. The company has developed a strong, broad-based patent portfolio and continually adds patents to that portfolio. TI also has several agreements with other companies involving license rights and anticipates that other licenses may be negotiated in the future. TI does not consider its business materially dependent upon any one patent or patent license, although taken as a whole, the rights of TI and the products made and sold under patents and patent licenses are important to TI’s business.

TI owns trademarks that are used in the conduct of its business. These trademarks are valuable assets, the most important of which are “Texas Instruments” and TI’s corporate monogram. Other valuable trademarks include DLPTM and OMAPTM.

Research and Development

TI’s R&D expense was $1748 million in 2003, compared with $1619 million in 2002 and $1598 million in 2001. Included is a charge for the value of acquisition-related in-process R&D of $23 million in 2003, $1 million in 2002, and zero in 2001.

Seasonality

TI’s revenue and operating results are subject to some seasonal variation. In particular, E&PS is subject to seasonal variation, experiencing its strongest revenue and operating results in the second and third quarters as retailers stock for the back-to-school season.

Employees

At December 31, 2003, the company had 34,154 employees.

Cautionary Statements Regarding Future Results of Operations

You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of TI’s filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of TI and are not meant to be an exhaustive discussion of risks that apply to companies with broad international operations, such as TI. Like other companies, TI is susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and performance of TI or its customers. Similarly, the price of TI’s securities is subject to volatility due to fluctuations in general market conditions, differences in TI’s results of operations from estimates and projections generated by the investment community, and other factors beyond TI’s control.

Weakening or Delayed Recovery in the Semiconductor Market May Adversely Affect TI’s Performance.

TI’s semiconductor business represents its largest business segment and the principal source of its revenue. The semiconductor market has historically been cyclical and subject to significant economic downturns. Weakening or delayed recovery in the semiconductor market could adversely affect TI’s results of operations and have an adverse effect on the market price of its securities. In particular, TI’s strategic focus in this business is on the development and marketing of analog integrated circuits and digital signal processors. The results of TI’s operations may be adversely affected in the future if demand for analog integrated circuits or digital signal processors decreases or if these markets or key end-equipment markets such as telecommunications and computers grow at a significantly slower pace than expected by management.

TI’s Margins May Vary over Time.

TI’s profit margins may be adversely affected in the future by a number of factors, including decreases in its shipment volume, reductions in, or obsolescence of, its inventory and shifts in its product mix. In addition, the highly competitive market environment in which the company operates might adversely affect pricing for the company’s products. Because TI owns most of its manufacturing capacity, a significant portion of the company’s operating costs are fixed. In general, these costs do not decline with reductions in customer demand or the company’s utilization of its manufacturing capacity, and can adversely affect profit margins as a result.

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

TI’s Performance Depends in Part upon Its Ability to Enforce Its Intellectual Property Rights and to Develop or License New Intellectual Property.

TI benefits from royalties generated from various license agreements. Some agreements will come up for renegotiation in 2005. Others will come up for renegotiation in later years. Access to worldwide markets depends in part on the continued strength of TI’s intellectual property portfolio. Future royalty revenue depends on the strength of TI’s portfolio and enforcement efforts, and on the sales and financial stability of TI’s licensees. Additionally, the consolidation of TI’s licensees may negatively affect TI’s royalty revenue. TI actively enforces and protects its intellectual property rights, but there can be no assurance that TI’s efforts will be adequate to prevent the misappropriation or improper use of the protected technology. Moreover, there can be no assurance that, as TI’s business expands into new areas, TI will be able to independently develop the technology, software or know-how necessary to conduct its business or that it can do so without infringing the intellectual property rights of others. TI may have to rely increasingly on licensed technology from others. To the extent that TI relies on licenses from others, there can be no assurance that it will be able to obtain all of the licenses it desires in the future on terms it considers reasonable or at all.

A Decline in Demand in Certain End-User Markets Could Have a Material Adverse Effect on the Demand for TI’s Products and Results of Operations.

TI’s customer base includes companies in a wide range of industries, but TI generates a significant amount of revenue from sales to customers in the telecommunications and computer-related industries. Within these industries, a large portion of TI revenue is generated by the sale of analog integrated circuits and digital signal processors to customers in the cellular phone, personal computer and communications infrastructure markets. Decline in one or several of these end-user markets could have a material adverse effect on the demand for TI’s products and its results of operations.

TI’s Global Manufacturing, Design and Sales Activities Subject It to Risks Associated with Legal, Political, Economic or Other Changes.

TI operates in more than 25 countries worldwide, and in 2003 more than 80 percent of its revenue came from sales to locations outside the United States. Operating internationally exposes TI to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which it operates, which could result in an adverse effect on TI’s business operations in such countries and its results of operations. Also, as discussed in more detail on pages 19 and 54 of TI’s 2003 annual report to stockholders, TI uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on the company’s non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar strengthens in relation to the non-U.S. currencies in which TI transacts business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on TI’s non-U.S. business.

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

TI’s Performance Depends on the Availability of Raw Materials, Critical Manufacturing Equipment and Third-Party Manufacturing Services.

Limited or delayed access to key raw materials used in the manufacturing process or critical manufacturing equipment could adversely impact TI’s results of operations. Additionally, the inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect TI’s results of operations. TI subcontracts a portion of its wafer fabrication and assembly and testing of its integrated circuits. TI depends on a limited number of third parties to perform these functions. TI does not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand.

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

Fluctuations in the Market Values of the Company’s Investments and in Interest Rates Could Adversely Affect TI’s Results of Operations.

TI has investments of various types and maturities. TI may recognize in earnings the decline in the value of its investments. For information regarding the sensitivity of and risks associated with the market value of the company’s investments and interest rates, see the section titled “Quantitative and Qualitative Disclosures About Market Risk” on pages 54 and 55 in TI’s 2003 annual report to stockholders. Furthermore, TI’s equity investments in both private companies and publicly traded companies are subject to risk of loss of investment capital. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize.

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

TI makes available, free of charge, through its investor relations web site its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. Also available through the TI investor relations web site are reports filed by TI’s directors and executive officers on Forms 3, 4 and 5, and amendments to those reports. The URL for TI’s investor relations web site is www.ti.com/ir.

Available on TI’s web site at www.ti.com/corporategovernance are: (i) the company’s Corporate Governance Guidelines; (ii) charters (Statements of Responsibilities) for the Audit, Compensation, Governance and Nominating, and Stockholder Relations and Public Policy Committees of its board of directors; (iii) the company’s Code of Business Conduct; and (iv) the company’s Code of Ethics for TI Chief Executive Officer and Senior Financial Officers. Stockholders may request copies of these documents by writing to P.O. Box 660199, MS 8657, Dallas, Texas, 75266-0199, Attention: Investor Relations.

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

	Semiconductor	Sensors & Controls	E&PS
Dallas, Texas (1)	X		X
Houston, Texas	X
Sherman, Texas (1)(2)	X
Tucson, Arizona	X
San Diego, California (2)	X
Attleboro, Massachusetts	X	X
Baoying, China		X
Nice, France	X
Freising, Germany	X	X
Bangalore, India (2)	X
Hiji, Japan	X
Miho, Japan	X
Tokyo, Japan (2)	X
Kuala Lumpur, Malaysia (3)	X	X
Aguascalientes, Mexico (5)	X	X
Baguio, Philippines (4)	X
Chinchon, South Korea		X
Taipei, Taiwan	X

(1)	Certain facilities or portions thereof in Dallas and Sherman are leased to Raytheon Company or Raytheon-related entities in connection with the sale in 1997 of TI’s defense systems and electronics business.

(2)	Leased.

(3)	Approximately half of this site is owned on leased land; the remainder is leased.

(4)	Owned on leased land.

(5)	Leased and owned.

TI’s facilities in the United States contained approximately 15,000,000 square feet at December 31, 2003, of which approximately 1,900,000 square feet were leased. TI’s facilities outside the United States contained approximately 6,200,000 square feet at December 31, 2003, of which approximately 1,700,000 square feet were leased.

TI believes that its existing properties are in good condition and suitable for their intended purpose. As discussed in Item 1, TI outsources a portion of its product manufacturing. At the end of 2003, the company occupied substantially all of the space in its facilities.

Leases covering TI’s leased facilities expire at varying dates generally within the next 12 years. TI anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

ITEM 3.	Legal Proceedings.

Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. The Ministry of Industry is responsible for reviewing the auditor’s findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. The company believes that the grants were obtained and used in compliance with applicable law and contractual obligations. The Ministry has published final concession decrees on approximately $105 million of the grants. TI does not expect aggregate repayments to the Italian government to have a material impact on its financial condition, results of operations or liquidity.

        On July 25, 2003, Qualcomm Incorporated filed a civil action against TI in the Superior Court of New Castle County, Delaware. Qualcomm develops and markets digital wireless communications products based on Code Division Multiple Access (CDMA) technology. The complaint sought a declaration (a) that TI breached the Patent Portfolio Agreement dated December 2, 2000, between TI and Qualcomm by disclosing information concerning the business relationship between the parties in violation of the confidentiality provisions in the Agreement and (b) that as a result Qualcomm is entitled to terminate TI’s rights under the Agreement. The complaint also requested damages, attorneys’ fees and costs of suit. After TI filed a motion to dismiss and itself filed an action in Delaware Chancery Court against Qualcomm for breach of contract, Qualcomm dismissed the Superior Court action. Qualcomm has reasserted its claims as counterclaims in the Chancery Court case filed by TI. TI has filed a motion to dismiss Qualcomm’s counterclaims and believes it has meritorious defenses to them.

TI is involved in various proceedings conducted by the federal Environmental Protection Agency and certain other governmental environmental agencies regarding clean-up of contaminated sites. These proceedings are being coordinated with the agencies and, in certain cases, with other potentially responsible parties (PRPs). Although the factual situations and the progress of each of these matters differ, the company believes that the amount of its liability will not have a material adverse effect upon its financial condition, results of operations or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the caption “Common Stock Prices and Dividends” on page 63 of TI’s 2003 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2003, on page 43 of such annual report are incorporated herein by reference to such annual report.

ITEM 6.	Selected Financial Data.

The “Summary of Selected Financial Data” for the years 1999 through 2003 which appears on page 43 of TI’s 2003 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 44 through 62 of TI’s 2003 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information concerning market risk is contained on pages 54 and 55 of TI’s 2003 annual report to stockholders and is incorporated herein by reference to such annual report.

ITEM 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and the report thereon of the independent auditors, on pages 6 through 42 of TI’s 2003 annual report to stockholders, are incorporated herein by reference to such annual report.

The “Quarterly Financial Data” on pages 62 and 63 of TI’s 2003 annual report to stockholders is also incorporated herein by reference to such annual report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of TI’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by TI in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of Directors” in the company’s proxy statement for the 2004 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to the company’s audit committee financial expert contained under the caption “Board Organization” on page 8 of the company’s proxy statement for the 2004 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

Name	Age	Position

Gilles Delfassy	48	Senior Vice President

Thomas J. Engibous	51	Director; Chairman of the Board, President and Chief Executive Officer

Michael J. Hames	45	Senior Vice President

Joseph F. Hubach	46	Senior Vice President, Secretary and General Counsel

Chung-Shing (C.S.) Lee	49	Senior Vice President

Stephen H. Leven	52	Senior Vice President

Gregg A. Lowe	41	Senior Vice President

Kevin P. March	46	Senior Vice President and Chief Financial Officer

Philip J. Ritter	45	Senior Vice President

Richard J. Schaar	58	Senior Vice President (President, Educational & Productivity Solutions)

Richard K. Templeton	45	Director; Executive Vice President and Chief Operating Officer (President, Semiconductor)

Teresa L. West	43	Senior Vice President

Thomas Wroe, Jr.	53	Senior Vice President (President, Sensors & Controls)

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. Ms. West and Messrs. Engibous, Leven, Schaar, Templeton and Wroe

have served as executive officers of the company for more than five years. Messrs. Delfassy, Hames and Hubach have served as executive officers of the company since 2000 and have been employees of the company for more than five years. Messrs. Lee, Lowe and Ritter have served as executive officers of the company since 2001 and have been employees of the company for more than five years. Mr. March became an executive officer of the company in 2003 and has been an employee of the company for more than five years.

Code of Ethics

The company has adopted the Code of Ethics for TI Chief Executive Officer and Senior Financial Officers. A copy of the Code can be found on the company’s web site at www.ti.com/corporategovernance. The company intends to satisfy the disclosure requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on the same web site.

ITEM 11.	Executive Compensation.

The information contained under the captions “Director Compensation” and “Executive Compensation” in the company’s proxy statement for the 2004 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information about the company’s equity compensation plans as of December 31, 2003:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	202,928,155	(1)	$25.79	(2)	76,322,266	(3)
Equity Compensation Plans Not Approved by Security Holders	22,730,020	(4)	$17.65	(2)	217,923,695	(5)
Total	225,658,175		$24.97		294,245,961

(1)	Includes shares of TI common stock to be issued under the Texas Instruments 2000 Long-Term Incentive Plan and predecessor plans, the Texas Instruments 2003 Director Compensation Plan and the TI Employees 2002 Stock Purchase Plan.

Excludes the following:

•	4,830,657 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Burr-Brown Corporation 1993 Stock Incentive Plan, a plan approved by the stockholders of Burr-Brown Corporation. The options were assumed by the company in connection with the acquisition of Burr-Brown Corporation; and

•	651,384 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Radia Communications, Inc. 2000 Stock Option/Stock Issuance Plan, a plan approved by the stockholders of Radia Communications, Inc. The options were assumed by the company in connection with the acquisition of Radia.

(2)	Restricted stock units, and stock units credited to directors’ deferred compensation accounts, are settled for shares of TI common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

(3)	Shares of TI common stock available for issuance under the Texas Instruments 2000 Long-Term Incentive Plan, the Texas Instruments 2003 Director Compensation Plan and the TI Employees 2002 Stock Purchase Plan.

(4)	Includes shares to be issued under the Texas Instruments 2003 Long-Term Incentive Plan, a plan for non-management employees; executive officers and approximately 400 managers of the company are ineligible to receive awards under the plan. The plan authorizes the grant of: (1) stock options, (2) restricted stock and restricted stock units, (3) performance units and (4) other awards (including stock appreciation rights) valued in whole or in part by reference to or otherwise based on common stock of the company. The plan is administered by a board committee appointed by the board of directors consisting of not less than three independent directors (the Committee). The Committee has the sole discretion to grant to eligible participants one or more equity awards and to determine the number or amount of any award. Except in the case of awards made through assumption of, or in substitution for, outstanding awards previously granted by an acquired company, and except as a result of an adjustment event such as a stock split as determined by the Committee, the exercise price under any stock option, the grant price of any stock appreciation right, and the purchase price of any security that may be purchased under any other stock-based award under the plan will not be less than 100% of the fair market value of the stock or other security on the date of the grant of the option, right or award.

Also includes shares to be issued under the Texas Instruments Directors Deferred Compensation Plan, the Texas Instruments Restricted Stock Unit Plan for Directors and the Texas Instruments Stock Option Plan for Non-Employee Directors. These plans were replaced by the Texas Instruments 2003 Director Compensation Plan, and no further grants will be made under them.

(5)	Shares of TI common stock available for issuance under the Texas Instruments 2003 Long-Term Incentive Plan. Stockholders have approved all other equity compensation plans of the company.

Security Ownership of Certain Beneficial Owners and Management

The information concerning (a) the only persons that have reported beneficial ownership of more than 5 percent of the common stock of TI, and (b) the ownership of TI’s common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, that is contained under the caption “Share Ownership of Certain Persons” in the company’s proxy statement for the 2004 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of TI’s common stock by each of the directors, which is contained under the caption “Directors’ Ages, Service and Stock Ownership” in such proxy statement, is also incorporated herein by reference to such proxy statement.

ITEM 13.	Certain Relationships and Related Transactions.

The information contained under the caption “Certain Business Relationships” in the company’s proxy statement for the 2004 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to Ratify Appointment of Independent Auditors” of the company’s proxy statement for the 2004 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1 and 2. Financial Statements and Financial Statement Schedules:

The financial statements and financial statement schedule are listed in the index on page 19 hereof.

3. Exhibits:

Designation of Exhibit in This Report	Description of Exhibit

3(a)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(d)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3(e)	Certificate of Ownership merging Texas Instruments Automation Controls, Inc. into the Registrant (incorporated by reference to Exhibit 3(e) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(f)	Certificate of Elimination of Designations of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(f) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(g)	Certificate of Ownership and Merger merging Tiburon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 4(g) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(h)	Certificate of Ownership and Merger merging Tartan, Inc. into the Registrant (incorporated by reference to Exhibit 4(h) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(i)	Certificate of Designation relating to the Registrant’s Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3(j)	Certificate of Elimination of Designation of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(j) to the Registrant’s Annual Report on Form 10-K for the year 1998).

3(k)	Certificate of Ownership and Merger merging Intersect Technologies, Inc. into the Registrant (incorporated by reference to Exhibit 3(k) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(l)	Certificate of Ownership and Merger merging Soft Warehouse, Inc. into the Registrant (incorporated by reference to Exhibit 3(l) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(m)	Certificate of Ownership and Merger merging Silicon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 3(m) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(n)	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(n) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).

3(o)	Certificate of Ownership and Merger merging Power Trends, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(o) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(p)	Certificate of Ownership and Merger merging Amati Communications Corporation with and into the Registrant (incorporated by reference to Exhibit 3(p) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(q)	Certificate of Ownership and Merger merging Texas Instruments San Diego Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(q) to the Registrant’s Annual Report on Form 10-K for the year 2002).

3(r)	Certificate of Ownership and Merger merging Texas Instruments Burlington Incorporated with and into the Registrant.

3(s)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(n) to the Registrant’s Annual Report on Form 10-K for the year 1999).

4(a)(i)	Rights Agreement dated as of June 18, 1998, between the Registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated June 23, 1998).

4(a)(ii)	Amendment dated as of September 18, 1998, to the Rights Agreement (incorporated by reference to Exhibit 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A dated September 23, 1998).

4(b)	The Registrant agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10(a)(i)	Amended and Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(ii)	First Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iii)	Second Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iv)	Third Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2000).*

10(a)(v)	Fourth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(v) to the Registrant’s Annual Report on Form 10-K for the year 2001).*

10(a)(vi)	Fifth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(vi) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(i)	TI Employees Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(ii)	First Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(iii)	Second Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(iii) to the Registrant’s Annual Report on Form 10-K for the year 2002). *

10(b)(iv)	Third Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2002). *

10(b)(v)	Fourth Amendment to TI’s Supplemental Pension Plan.*

10(c)	Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1993).*

10(d)	Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

10(e)	Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(e) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).*

10(f)	Texas Instruments 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the year 2002).

10(g)	Texas Instruments Executive Officer Performance Plan (incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

10(h)	Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(i)	Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(j)	Texas Instruments Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year 2000).

10(k)	Texas Instruments 2003 Director Compensation Plan (incorporated by reference to Exhibit 10(n) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10(l)	Acquisition Agreement dated as of June 18, 1998, between Texas Instruments Incorporated and Micron Technology, Inc. (exhibit C omitted) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 18, 1998).

10(m)	Second Amendment to Acquisition Agreement dated as of September 30, 1998, between Texas Instruments Incorporated and Micron Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated October 15, 1998).

11	Computation of Earnings (Loss) Per Common and Dilutive Potential Common Share.

12	Computation of Ratio of Earnings to Fixed Charges.

13	Portions of Registrant’s 2003 Annual Report to Stockholders Incorporated by Reference Herein.

21	List of Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

*	Executive Compensation Plans and Arrangements.

(b) Reports on Form 8-K:

During the quarter ended December 31, 2003, the Registrant filed a report on Form 8-K dated October 20, 2003, attaching as an exhibit its third quarter earnings release, and a Form 8-K dated December 8, 2003, which included a news release regarding its outlook for the fourth quarter of 2003.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly for digital signal processors and analog chips in key markets such as telecommunications and computers;

•	TI’s ability to maintain or improve profit margins, including its ability to utilize its manufacturing facilities at sufficient levels to cover its fixed operating costs, in an intensely competitive and cyclical industry;

•	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;

•	TI’s ability to compete in products and prices in an intensely competitive industry;

•	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

•	Consolidation of TI’s patent licensees and market conditions reducing royalty payments to TI;

•	Timely completion and successful integration of announced acquisitions;

•	Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, health conditions, possible disruptions in transportation networks and fluctuations in foreign currency exchange rates;

•	Losses or curtailments of purchases from key customers or the timing of customer inventory adjustments;

•	Availability of raw materials and critical manufacturing equipment;

•	TI’s ability to recruit and retain skilled personnel;

•	Fluctuations in the market value of TI’s investments and in interest rates; and

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

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

Kevin P. March Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: February 27, 2004

Each person whose signature appears below constitutes and appoints each of Thomas J. Engibous, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2003, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February 2004.

Signature	Title

/s/ JAMES R. ADAMS James R. Adams	Director

/s/ DAVID L. BOREN David L. Boren	Director

/s/ DANIEL A. CARP Daniel A. Carp	Director

/s/ THOMAS J. ENGIBOUS Thomas J. Engibous	Chairman of the Board; President; Chief Executive Officer; Director

/s/ GERALD W. FRONTERHOUSE Gerald W. Fronterhouse	Director

/s/ DAVID R. GOODE David R. Goode	Director

/s/ WAYNE R. SANDERS Wayne R. Sanders	Director

/s/ RUTH J. SIMMONS Ruth J. Simmons	Director

/s/ RICHARD K. TEMPLETON Richard K. Templeton	Executive Vice President; Chief Operating Officer; Director

/s/ CHRISTINE TODD WHITMAN Christine Todd Whitman	Director

/s/ KEVIN P. MARCH Kevin P. March	Senior Vice President; Chief Financial Officer; Chief Accounting Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a))

Page Reference
2003 annual report to stockholders
Information incorporated by reference to the Registrant’s 2003 annual report to stockholders

Consolidated Financial Statements:

Operations for each of the three years in the period ended December 31, 2003	6

Balance sheet at December 31, 2003 and 2002	7

Cash flows for each of the three years in the period ended December 31, 2003	8

Stockholders’ equity for each of the three years in the period ended December 31, 2003	9

Notes to financial statements	10-41

Report of Independent Auditors	42

Consolidated Schedule for each of the three years in the period ended December 31, 2003:

II. Allowance for Losses

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Schedule II

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

ALLOWANCE FOR LOSSES

(Millions of Dollars)

Years Ended December 31, 2003, 2002, 2001

	Balance at Beginning of Year	Additions Charged to Operating Results	Usage	Balance at End of Year
2003	$60	$16	$(29)	$47

2002	$61	$46	$(47)	$60

2001	$54	$50	$(43)	$61

Allowances for customer adjustments and doubtful accounts are deducted from accounts receivable in the balance sheet.