Form 10-Q
period 2004-03-31
TEXAS INSTRUMENTS INC
filed 2004-04-28
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004	Commission File Number 001-03761

TEXAS INSTRUMENTS INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of principal executive offices)	(Zip Code)

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

1,731,102,705

Number of shares of Registrant’s common stock outstanding as of March 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except per-share amounts)

	For Three Months Ended
Operations	Mar. 31, 2004	Mar. 31, 2003
Net revenue	$2,936	$2,192
Operating costs and expenses:
Cost of revenue	1,614	1,330
Research and development	494	408
Selling, general and administrative	354	301

Total	2,462	2,039

Profit from operations	474	153
Other income (expense) net	50	14
Interest on loans	8	13

Income before income taxes	516	154
Provision for income taxes	149	37

Net income	$367	$117

Diluted earnings per common share	$.21	$.07

Basic earnings per common share	$.21	$.07

Cash dividends declared per share of common stock	$.021	$.021

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except share amounts)

Balance Sheet	Mar. 31, 2004	Dec. 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,615	$1,818
Short-term investments	2,522	2,511
Accounts receivable, net of allowances for customer adjustments and doubtful accounts of $44 million in 2004 and $47 million in 2003	1,678	1,451
Inventories:
Raw materials	126	106
Work in process	692	624
Finished goods	330	254

Inventories	1,148	984

Deferred income taxes	490	449
Prepaid expenses and other current assets	545	496

Total current assets	7,998	7,709

Property, plant and equipment at cost	9,738	9,549
Less accumulated depreciation	(5,550)	(5,417)

Property, plant and equipment (net)	4,188	4,132

Long-term cash investments	1,356	1,335
Equity investments	260	265
Goodwill	693	693
Acquisition-related intangibles	154	169
Deferred income taxes	524	626
Other assets	612	581

Total assets	$15,785	$15,510

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion long-term debt	$435	$437
Accounts payable and accrued expenses	1,553	1,496
Income taxes payable	210	250
Accrued retirement and profit sharing contributions	82	17

Total current liabilities	2,280	2,200

Long-term debt	394	395
Accrued retirement costs	620	628
Deferred income taxes	57	59
Deferred credits and other liabilities	349	364

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares.
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares.
Shares issued: 2004 – 1,738,115,567; 2003 – 1,737,739,654	1,738	1,738
Paid-in capital	859	901
Retained earnings	9,865	9,535
Less treasury common stock at cost:
Shares: 2004 – 7,012,862; 2003 – 5,401,665	(200)	(135)
Accumulated other comprehensive income (loss)	(164)	(159)
Deferred compensation	(13)	(16)

Total stockholders’ equity	12,085	11,864

Total liabilities and stockholders’ equity	$15,785	$15,510

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars)

	For Three Months Ended
Cash Flows	Mar. 31, 2004	Mar. 31, 2003
Cash flows from operating activities:
Net income	$367	$117
Depreciation	348	346
Amortization of acquisition-related costs	19	28
Write–downs of equity investments	5	12
Gains on sale of equity investments	(7)	—
Deferred income taxes	(17)	(13)
(Increase) decrease in working capital (excluding cash and cash equivalents, short-term investments, deferred income taxes, and loans payable and current portion long-term debt):
Accounts receivable	(227)	(160)
Inventories	(164)	(92)
Prepaid expenses and other current assets	(97)	(70)
Accounts payable and accrued expenses	58	(35)
Income taxes payable	105	38
Accrued retirement and profit sharing contributions	65	(9)
Increase (decrease) in noncurrent accrued retirement costs	(64)	4
Other	2	30

Net cash provided by operating activities	393	196

Cash flows from investing activities:
Additions to property, plant and equipment	(401)	(132)
Purchases of short-term investments	(496)	(493)
Sales and maturities of short-term investments	910	1,131
Purchases of long-term cash investments	(493)	(560)
Sales of long-term cash investments	44	67
Purchases of equity investments	(2)	(10)
Sales of equity investments	11	—

Net cash provided by (used in) investing activities	(427)	3

Cash flows from financing activities:
Payments on loans payable	(1)	(5)
Payments on long-term debt	—	(256)
Dividends paid on common stock	(37)	(37)
Sales and other common stock transactions	42	16
Common stock repurchase program	(172)	(48)
Decrease in current assets for restricted cash	—	261

Net cash used in financing activities	(168)	(69)
Effect of exchange rate changes on cash	(1)	10

Net increase (decrease) in cash and cash equivalents	(203)	140
Cash and cash equivalents, January 1	1,818	949

Cash and cash equivalents, March 31	$1,615	$1,089

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

1.	Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (1783.6 and 1753.4 million shares for the first quarters of 2004 and 2003).

2.	Income for the first quarter of 2004 includes, in millions of dollars, a charge of $5 for restructuring actions initiated in the second quarter of 2003, of which $2 is associated with achieving manufacturing efficiencies in the Semiconductor business and $3 is associated with moving certain production lines in the Sensors & Controls business from Attleboro to other TI sites. The $5 restructuring charge is primarily for severance and benefit costs. Of the $5, $4 is included in cost of revenue and $1 is in selling, general and administrative expense.

3.	Income for the first quarter of 2003 includes, in millions of dollars, a charge of $10 in other income (expense) net from the redemption of $250 million principal amount of 4.25% convertible subordinated notes due 2007 that were originally issued by Burr-Brown Corporation, which was acquired by the company in August 2000.

4.	Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders’ equity, for the first quarters of 2004 and 2003, in millions of dollars, was $362 and $51.

5.	Year-to-date acquisition-related purchased in-process research and development (R&D) charges were zero for both 2004 and 2003. These charges are for R&D from business purchase acquisitions. Values for acquired in-process R&D (purchased R&D) were determined at the acquisition date based upon the appraised value of the related developmental projects. Purchased R&D projects were assessed, analyzed and valued within the context and framework articulated by the Securities and Exchange Commission herein described as the Exclusion Approach.

Major assumptions, detailed in the following table, used in determining the value of significant purchased R&D included the discount rate, the estimated beginning date of projected operating cash flows, and the remaining cost and time, in engineer-months, to complete the R&D projects. The term “engineer-month” refers to the average amount of research work expected to be performed by an engineer in a month.

Millions of Dollars

Entity Acquired	Acquisition Date	Consideration	Goodwill	Other Intangibles	Unearned Compensation	Purchased In-process R&D Charge	R&D Focus	Discount Rate	Cost/Time to Complete R&D Projects		Year Cash Flows Projected to Begin
									At Acquisition	At Mar. 2004
Radia Communications, Inc.	Third quarter 2003	$133	$64	$40	$9	$23	Development of radio frequency wireless local area networking multi-band/ multi-mode radios	24%	$9/485 engineer months	$3/145 engineer months	2004

6.	The company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option compensation cost is reflected in net income, as all options (except options granted under the company’s employee stock purchase plans and acquisition-related stock option awards) granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions of dollars, except per-share amounts).

	For Three Months Ended
	Mar. 31, 2004	Mar. 31, 2003
Net income, as reported	$367	$117
Add: Stock-based employee compensation expense included in reported net income, net of tax	3	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(104)	(107)

Adjusted net income	$266	$12

Earnings per common share:
Diluted – as reported	$.21	$.07

Diluted – as adjusted	$.15	$.01

Basic – as reported	$.21	$.07

Basic – as adjusted	$.15	$.01

7.	Components of net periodic pension cost (in millions of dollars):

	U.S. Pension		Retiree Medical		Non-U.S. Pension
For the three months ended March 31,	2004	2003	2004	2003	2004	2003
Service cost	$7	$7	$—	$1	$11	$10
Interest cost	10	12	6	6	8	7
Expected return on assets	(12)	(10)	(4)	(5)	(8)	(6)
Amortization of prior service cost	—	—	(2)	(1)	—	1
Amortization of net (gain)/loss	5	5	3	—	5	5

Net periodic benefit cost	$10	$14	$3	$1	$16	$17

The company made contributions of $55 million to its U.S. retirement plans in the first quarter of 2004 and zero in the first quarter of 2003.

8.	In December of 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted in the U.S. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The company’s postretirement plans covering U.S. retirees currently provide certain prescription benefits to eligible participants. The company has made the one-time election to defer accounting for the effects of the Act pursuant to FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”. The company is evaluating the impact of the Act’s benefits and subsidies on the company’s accumulated benefit obligation for postretirement benefits. The company is also assessing what changes, if any, would be required to the current benefits provided to allow the company to qualify for the federal subsidy. Further analysis of the Act and its impact on the company will take place during 2004.

9.	Restructuring Actions

Sensors & Controls Restructuring Action: In the second quarter of 2003, the company announced a plan to move certain production lines from Attleboro, Massachusetts to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 800 jobs through voluntary retirement and involuntary termination programs, primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $60 million. As of March 31, 2004, a total of 322 employees have been terminated and total net pretax charges of $43 million have been recorded associated with this action. Payments are expected to be completed in 2005.

        In the first quarter of 2004, the company recorded net pretax charges of $3 million, primarily for severance and benefit costs. Of the $3 million, $2 million is included in cost of revenue and $1 million is included in selling, general and administrative expense.

        In 2003, the company recorded net pretax charges of $40 million, primarily for severance and benefit costs. Of the $40 million, $34 million was included in cost of revenue and $6 million was included in selling, general and administrative expense. The total number of employees affected was 316, primarily at the Attleboro and Japan locations.

Semiconductor Restructuring Action: Also, in the second quarter of 2003, the company announced a restructuring action that is expected to affect about 950 jobs in Semiconductor manufacturing operations in the U.S. and international locations, as those operations continue to become more productive with fewer people. The total cost of this restructuring action is expected to be about $90 million. As of March 31, 2004, a total of 859 employees have been terminated and total net pretax charges of $80 million have been recorded associated with this action. Payments are expected to be completed in 2005.

        In the first quarter of 2004, the company recorded net pretax charges in cost of revenue of $2 million, primarily for severance and benefit costs. The total number of employees affected was 91, primarily at U.S. locations.

        In 2003, the company recorded net pretax charges of $78 million, primarily for severance and benefit costs. Of the $78 million, $68 million was included in cost of revenue, $9 million was included in selling, general and administrative expense, and $1 million was in research and development expense. The total number of employees affected was 768, primarily at U.S. and Japan locations.

Semiconductor Restructuring Action: In late 2002, the company announced a plan to involuntarily terminate about 500 employees, primarily in manufacturing operations, to align resources with market demand. In the third and fourth quarters of 2002, the company terminated 54 and 434 employees, respectively. Of the total 488 employees terminated, 450 were in U.S. locations while the remaining employees were in some of the company’s international locations. The company recorded net pretax charges of $17 million for severance and benefit costs, of which $11 million was included in cost of revenue, $4 million in selling, general and administrative expense, and $2 million in research and development expense. As of March 31, 2004, all employees have been terminated and a balance of $1 million of severance and benefit costs remains to be paid. Payments are expected to be completed in 2004.

Prior Actions: In the first quarter of 2001, the company began an aggressive worldwide cost-reduction plan to limit the impact of reduced revenue on profitability. The elements of the cost-reduction plan were a voluntary retirement program, involuntary terminations and the consolidation of certain manufacturing operations including the closing of three Semiconductor facilities. One of the facilities was sold in 2001, one of the facilities was sold in 2003, and the remaining facility is being marketed for sale. As of March 31, 2004, all employees have been terminated and a balance of $21 million of severance and benefit costs remains to be paid. Payments are expected to continue through 2008, of which $6 million is to be paid in 2004, $6 million in 2005, $4 million in 2006, $3 million in 2007 and $2 million in 2008.

        In years prior to 2001, actions were taken to terminate employees primarily in the company’s European locations. As of March 31, 2004, a balance of $2 million in severance and benefit costs remains to be paid. Payments are expected to be completed in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars).

Description*	Total	Balance, Prior Actions Primarily Severance	2002	2003		2004
			SC Severance Action	S&C Severance Action	SC Severance Action	S&C Severance Action	SC Severance Action
BALANCE DECEMBER 31, 2003	$58	$27	$1	$15	$15

CHARGES:
Severance charges	3					$2	$1
Non-cash acceleration of depreciation	2					1	1
DISPOSITIONS:
Severance payments	(13)	(4)		(4)	(4)	(1)
Non-cash transfer to accumulated depreciation	(2)					(1)	(1)

BALANCE MARCH 31, 2004	$48	$23	$1	$11	$11	$1	$1

Note: All charges/dispositions are cash items unless otherwise noted.

*Abbreviations
SC =	Semiconductor
S&C =	Sensors & Controls

10.	Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of March 31, 2004, the auditors have issued audit reports on 12 of the projects. The Ministry of Industry is responsible for reviewing the auditor’s findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. TI believes that the grants were obtained and used in compliance with applicable law and contractual obligations. One final concession decree was published in the first quarter of 2004. As of March 31, 2004, the Ministry has published final concession decrees on nine of the projects representing approximately $135 million of grants. TI does not expect the outcome to have a material impact on the company’s financial condition, results of operation or liquidity.

11.	Business segment information follows (in millions of dollars):

	For Three Months Ended
Business Segment Net Revenue	Mar. 31, 2004	Mar. 31, 2003
Semiconductor
Trade	$2,573	$1,863
Intersegment	1	4

	2,574	1,867

Sensors & Controls
Trade	283	252
Intersegment	1	1

	284	253

Educational & Productivity Solutions
Trade	79	77

Corporate activities	(1)	(5)

Total net revenue	$2,936	$2,192

	For Three Months Ended
Business Segment Profit	Mar. 31 2004	Mar. 31 2003

Semiconductor	$465	$147
Sensors & Controls	75	61
Educational & Productivity Solutions	9	15
Corporate activities	(51)	(42)
Charges/gains, and acquisition-related amortization	(24)	(38)
Interest on loans/other income (expense) net, excluding a first-quarter 2003 charge of $10 included above in Charges/gains and acquisition-related amortization	42	11

Income before income taxes	$516	$154

12.	Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annualized tax rate for 2004 is 29 percent. The primary reason the effective annualized tax rate for 2004 differs from the 35 percent statutory corporate tax rate is due to the effect of non-U.S. tax rates and various tax benefits such as the credits for research activities and export sales.

13.	The statement of operations and statement of cash flows for the periods ended March 31, 2004 and 2003, and the balance sheet as of March 31, 2004, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

Texas Instruments makes, markets and sells high-technology components and systems. The company has three separate business segments: 1) Semiconductor; 2) Sensors & Controls; and 3) Educational Productivity Solutions. Semiconductor is by far the largest of these business segments. It accounted for 85 percent of TI’s revenue in 2003, and over time it averages a higher growth rate than the other two business segments, although the semiconductor market is characterized by wide swings in growth rates from year to year. TI is among the five largest semiconductor companies in the world.

In its Semiconductor segment, TI focuses primarily on technologies that make it possible for a variety of consumer and industrial electronic equipment to process both analog and digital signals in real time. These technologies are known as Analog semiconductors and Digital Signal Processors, or DSPs, and as of year-end 2003 together they accounted for about three-fourths of the company’s Semiconductor revenue. Almost all of today’s digital electronic equipment requires some form of analog and digital signal processing.

Analog semiconductors process continuous signals such as temperature, pressure and visual images. TI’s Analog semiconductors consist of custom products and standard products. Custom products are designed for specific applications for specific customers. Standard products include application-specific standard products (designed for a specific application and usable by multiple customers) and high-performance standard catalog products (usable in multiple applications by multiple customers). These standard products are characterized by differentiated features and specifications, as well as relatively high margins. Both custom and standard products are proprietary and difficult for competitors to imitate. Commodity standard products are sold in high volume and into a broad range of applications, and generally are differentiated by price and availability. TI is one of the world’s largest suppliers of Analog semiconductors.

DSPs use complex algorithms and compression techniques to provide real-time, power-efficient processing of real-world signals that have been converted into digital form. TI’s DSPs include both custom and standard products. Custom products are designed for specific applications (such as wireless cell phones, very fast modems that connect users to the Internet via cable or phone lines, or consumer electronics such as digital music players and digital cameras). Standard products are sold into a broad range of applications, and like custom products, are difficult for competitors to imitate. TI is the world’s largest supplier of DSPs.

TI owns and operates 11 semiconductor manufacturing sites in North America, Europe and Asia. These facilities require substantial investment to construct and are largely fixed-cost assets once in operation. Because TI owns most of its manufacturing capacity, a significant portion of the company’s operating costs are fixed. In general, these costs do not decline with reductions in customer demand or the company’s utilization of its manufacturing capacity, and can adversely affect profit margins as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, which should benefit profit margins.

TI also outsources a portion of its product manufacturing to outside suppliers (foundries and assembly/test subcontractors), which reduces the amount of capital expenditures and subsequent depreciation required to meet customer demands, as well as fluctuations in profit margins.

The semiconductor market is characterized by constant and typically incremental innovation in product design and manufacturing technologies. In general, new products are shipped in limited quantities initially, and will then ramp into high volumes over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

TI is increasing its support of major Semiconductor customers in the wireless market with consignment inventory programs, under which it holds TI-owned inventory in customers’ factories without an additional buffer of customer-owned component inventory. As the company saw in the first quarter of 2004, these programs should result in TI wireless revenue being more closely aligned with the seasonal revenue trends of these customers.

In TI’s Sensors & Controls segment, products include sensors, electrical and electronic controls, and radio frequency identification (RFID) systems for automotive and industrial markets. Other markets include heating, ventilation, air conditioning, refrigeration and industrial control systems. This business segment represented 10 percent of TI’s revenue in 2003.

The Educational & Productivity Solutions (E&PS) segment sells graphing and other calculators, which are marketed primarily through retailers and to schools through instructional dealers. This business segment represented 5 percent of TI’s revenue in 2003.

The company accrues profit sharing based on how it expects the company to perform for the year in total – a combination of revenue growth rate and operating margin. For example, if the company exceeds the high end of its second quarter expectations range to an extent that it needs to increase expectations for the year, the profit sharing accrual would need to be increased. Any profit sharing adjustment, up or down, is made in the quarter the company’s expectations change, with the accrual being adjusted on a year-to-date basis. Accordingly, any prior quarters’ under- or over-accrual would need to be caught up in the quarter that the company’s expectations change.

First Quarter 2004 Results

TI’s first-quarter 2004 revenue was $2936 million, an increase of 6 percent sequentially and 34 percent from the year-ago quarter due to strength in TI’s Semiconductor business. Earnings per share (EPS) were $0.21.

Semiconductor revenue increased 5 percent sequentially due to strong demand across a broad range of products, especially Digital Light Processing™ (DLP™) and, to a lesser extent, high-performance analog products. Growth in these areas more than offset a decline in revenue from wireless applications. TI’s wireless revenue was the second highest on record despite the combination of normal seasonality in demand for wireless cell phones and lower demand from TI’s largest customer. That customer adjusted its production levels down in the first quarter, affecting TI’s first-quarter shipments, although some of this demand decrease was offset by increased demand at other wireless customers in the quarter.

Compared with the year-ago quarter, Semiconductor revenue increased 38 percent due to increased demand across a broad range of products, particularly DSPs and analog used in wireless applications, as well as high-performance analog used in a variety of applications. Wireless revenue increased 35 percent from the year-ago quarter driven by demand for TI’s most advanced products. High-performance analog revenue increased 58 percent from the year-ago quarter.

The growth in Semiconductor revenue demonstrates the diversity in TI’s customer base and its product portfolio. Shipments increased across most product lines and end markets. DLP products and high-performance analog are both becoming major contributors to TI’s growth and profitability. DLP products are micro-electromechanical systems that use optical semiconductors to manipulate light digitally; end applications include business and home front projectors, high-definition digital televisions and digital cinema projectors. Revenue from DLP products reached a record level as TI’s technology continued to penetrate the business projector and high-definition television markets with an increasing array of customer brands and retail presence. Growth in high-performance analog reflected the significant investments the company has made to establish a world-class development team and the quality of products this team has delivered.

TI’s strong wireless growth from the year-ago period continued to outpace the industry’s cell phone shipments, which the company believes reflects its increasing product content per phone. A big factor in this growth was TI’s family of OMAP™ application processors, used to enable real multimedia capabilities in smartphones and 3G cell phones. TI’s OMAP application processors provide the performance and power efficiency for real-time, broadband-enabled wireless applications such as video conferencing, streaming video, Internet audio, mobile commerce, location-based services and firewall security.

Market demand continued to be strong for the company’s commodity semiconductor products in the first quarter of 2004, particularly standard logic and linear devices. Demand for standard logic and linear devices currently exceeds the company’s manufacturing capacity. As a result, the company moved to a controlled order entry process, or allocation, for these products beginning in early March 2004. This is intended to ensure that the company does not accept more orders than it has the capacity to support and should improve its delivery performance. It also allows the company to prioritize customer demand to ensure support of those customers that have longstanding relationships with TI, and reduce the risk of double orders on backlog. Price trends reflect the strength in demand. Pricing for standard logic and linear products bottomed in the fourth quarter of 2003 and then began to move up for new orders. The company saw some of the price benefit in first quarter of 2004 shipments for standard linear products, although it will be the second quarter before it sees the benefit for standard logic products due to the lead time delay between when the company books an order at a higher price and when it ships that order. Pricing for commodity products has improved and is expected to continue to do so in the second quarter.

In all, the strength in customer orders and the continuing momentum of TI products lead the company to believe that 2004 will be another strong year for its Semiconductor business. For the first time since 2000, the company recorded an accrual for the broad-based TI employee profit sharing program, reflecting the company’s expectations for strong growth and improving profitability. The company is increasing R&D and also is adding capacity for additional assembly and test capabilities and an additional 90-nanometer manufacturing line. These actions will help ensure the company can provide customers what they need, when they need it.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statement of Operations – Selected Items

(In millions of dollars, except per-share amounts)

	For Three Months Ended
	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
Net revenue	$2,936	$2,770	$2,192
Operating costs and expenses:
Cost of revenue	1,614	1,576	1,330
Gross profit	1,322	1,194	862
Gross profit % of revenue	45.0%	43.1%	39.3%
Research and development (R&D)	494	448	408
R&D % of revenue	16.8%	16.2%	18.6%
Selling, general and administrative (SG&A).	354	308	301
SG&A % of revenue	12.0%	11.1%	13.7%

Total	2,462	2,332	2,039

Profit from operations	474	438	153
Operating income % of revenue	16.2%	15.8%	7.0%
Other income (expense) net	50	131	14
Interest on loans	8	8	13

Income before income taxes	516	561	154
Provision for income taxes	149	49	37

Net income	$367	$512	$117

Diluted earnings per common share	$.21	$.29	$.07

Details of Financial Results

In the first quarter, TI revenue of $2936 million increased by $166 million sequentially and by $744 million from the year-ago quarter.

Cost of revenue for the quarter was $1614 million, compared with $1576 million in the fourth quarter of 2003 and $1330 million in the first quarter of 2003. Cost of revenue increased sequentially due to (in decreasing order) the accrual for profit sharing and the annual compensation expense increases that were incurred in the first quarter. Cost of revenue increased from the year-ago quarter primarily due to (in decreasing order) increased revenue, the accrual for profit sharing and the annual compensation expense increases that were incurred in the first quarter of 2004.

Gross profit of $1322 million increased 11 percent sequentially and 53 percent from the year-ago quarter. Gross profit margin was 45.0 percent of revenue, up 1.9 percentage points sequentially and up 5.7 percentage points from the year-ago quarter. Gross profit and gross profit margin benefited from higher revenue and the resulting increased utilization of TI’s fixed-cost Semiconductor manufacturing assets. This more than offset the accrual for profit sharing and the annual compensation expense increases that were incurred in the first quarter.

Research and Development (R&D) expense of $494 million increased 10 percent sequentially primarily due to (in decreasing order) the accrual for profit sharing and the annual compensation expense increases that were incurred in the first quarter. R&D expense increased 21 percent compared with the year-ago quarter primarily due to (in decreasing order) higher Semiconductor product development, particularly for wireless, the profit sharing accrual and the annual compensation expense increases. R&D expense was 16.8 percent of revenue in the first quarter, as compared with 16.2 percent in the prior quarter and 18.6 percent in the year-ago quarter.

Selling, General and Administrative (SG&A) expense of $354 million increased 15 percent sequentially and 18 percent from the year-ago quarter primarily due to (in decreasing order) the accrual for profit sharing and the annual compensation expense increases. SG&A expense was 12.0 percent of revenue in the quarter, as compared with 11.1 percent in the prior quarter and 13.7 percent in the year-ago quarter.

Operating profit of $474 million, or 16.2 percent of revenue, increased by $36 million sequentially and increased by $321 million compared with the year-ago quarter due to higher gross profit, which more than offset increased R&D and SG&A expenses.

OI&E of $50 million decreased by $81 million from the prior quarter, which included $97 million of pre-tax gain associated with the company’s sale of its remaining shares of Micron Technology, Inc. (Micron) common stock. Compared with the year-ago quarter, OI&E increased $36 million reflecting TI’s investment write-downs and, to a lesser extent, the charges associated with the retirement of Burr-Brown debt, both of which occurred in the year-ago quarter.

Interest expense of $8 million was even sequentially and declined by $5 million from the year-ago quarter due to the company’s lower debt level.

The estimated annualized tax rate for 2004 is 29 percent. The primary reason the effective annualized tax rate for 2004 differs from the 35 percent statutory corporate tax rate is due to the effect of non-U.S. tax rates and, to a lesser extent, various tax benefits such as the credits for research activities and export sales. The increase in the 2004 estimated tax rate from the year-ago effective tax rate of 4 percent is primarily due to the reversal of the $223 million valuation allowance in 2003 associated with the deferred tax asset generated by the write-down of Micron common stock in 2002.

Net income was $367 million, or $0.21 per share, down $145 million sequentially due to, in decreasing order, the prior quarter’s gain from the sale of Micron stock and the company’s recognition of a previously reserved tax benefit associated with an impairment write-down of TI’s Micron stock in the fourth quarter of 2002, and due to an increase in the company’s effective tax rate. Compared with the year-ago quarter, net income increased $250 million due to higher operating profit. Net income in the first quarter reflects a higher effective tax rate of 29 percent compared with the earlier periods.

TI orders of $3231 million increased 5 percent sequentially due to, in decreasing order, growth in Semiconductor, Educational & Productivity Solutions and Sensors & Controls. Compared with the year-ago quarter, orders increased 41 percent primarily due to strength in Semiconductor. Semiconductor orders were $2810 million, up 2 percent sequentially. Compared with the year-ago quarter, Semiconductor orders were up 47 percent due to broad-based demand for the company’s products. The Semiconductor book-to-bill ratio in the first quarter was 1.09.

Semiconductor

In the first quarter, Semiconductor revenue of $2574 million increased 5 percent sequentially as increased shipments resulting from higher demand across a broad range of products, particularly DLP and, to a lesser extent, high-performance analog products, offset a decline in wireless demand that reflected seasonal factors and lower demand from TI’s largest customer. DLP product revenue increased about 50 percent sequentially due to increased shipments resulting from higher demand as TI’s technology continues to penetrate the business projector and high-definition television markets. Semiconductor revenue increased 38 percent from the year-ago quarter primarily due to increased shipments resulting from higher demand across a broad range of products, particularly DSP and analog products used in the wireless market, as well as high-performance analog products.

Gross profit was $1188 million, or 46.2 percent of revenue, an increase of $105 million from the prior quarter and $440 million from the year-ago quarter. Gross profit margin increased 2.0 percentage points sequentially and 6.2 points from the year-ago quarter. Gross profit and gross profit margin benefited from higher revenue and the resulting increased utilization of TI’s fixed-cost Semiconductor manufacturing assets. This more than offset the accrual for profit sharing and the annual compensation expense increases that were incurred in the first quarter.

Semiconductor operating profit was $465 million, or 18.1 percent of revenue, up $32 million sequentially and $318 million from the year-ago quarter due to higher gross profit, which more than offset increased R&D and SG&A expenses.

Analog revenue increased 9 percent sequentially primarily due to increased shipments resulting from higher demand for high-performance analog products, and increased 42 percent from the year-ago quarter primarily due to higher demand for high-performance and wireless analog products. Revenue from TI’s high-performance analog products increased 14 percent sequentially and 58 percent from the year-ago quarter. This growth was broad-based across data converters, power management, precision amplifiers and digital audio/video products. The company believes its results reflect a combination of strength in the high-performance market sector as well as market share gains.

DSP revenue decreased 6 percent sequentially due to a decline in shipments for wireless cell phone applications and, to a lesser extent, a seasonal decline in shipments for digital consumer products. This combination more than offset robust growth in DSPs for DSL modems and wireless infrastructure, as well as catalog DSPs, with each of these areas growing more than 20 percent sequentially. DSP revenue increased 35 percent from the year-ago quarter primarily due to increased shipments resulting from higher demand in the wireless market. Catalog DSP revenue grew 33 percent sequentially and 49 percent compared with the year-ago quarter due to increased shipments resulting from higher demand.

TI’s remaining Semiconductor revenue increased 16 percent sequentially primarily due to increased shipments resulting from higher demand for DLP products and, to a lesser extent, growth in standard logic and microcontrollers. Revenue from RISC microprocessors declined sequentially. Compared with the year-ago quarter, this revenue increased 35 percent due to increased shipments resulting from higher demand across a broad range of products, including (in decreasing order) DLP products, standard logic and RISC microprocessors.

Results for TI Semiconductor products sold into key end equipments were as follows:

•

Wireless revenue decreased 5 percent sequentially reflecting the combination of normal seasonality in demand for wireless cell phones and lower demand from TI’s largest customer. The company believes wireless cell phone shipments seasonally declined about 10 percent compared with the fourth quarter. TI’s largest customer adjusted its production levels down in the first quarter, affecting TI’s first-quarter shipments, although some of this decrease was offset by increased demand at other wireless customers in the quarter. Compared with the year-ago quarter, wireless revenue increased 35 percent due to increased shipments resulting from higher demand for the company’s most-advanced wireless products, including 2.5G modems and OMAP application processors. This revenue growth rate is higher than that of wireless cell phone shipments over this period and, the company believes, reflects continued expansion in TI’s average semiconductor content per phone and the diversity of TI’s wireless customer base. 2.5G chipset revenue more than doubled from the year-ago quarter, although this has been partially offset by lower levels of 2G chipsets. In total, revenue for chipset solutions set a record high in the first quarter, as did revenue for OMAP application processors.

•	Broadband communications revenue, which includes DSL and cable modems, voice over packet (VoP) and wireless LAN (WLAN), increased 15 percent sequentially and 105 percent compared with the year-ago quarter due to increased shipments resulting from higher demand, especially for the company’s DSL products.

Semiconductor orders were $2810 million, up 2 percent sequentially. Compared with the year-ago quarter, Semiconductor orders were up 47 percent due to broad-based demand for the company’s products.

Sensors & Controls

Sensors & Controls revenue was $284 million, up 13 percent sequentially and 12 percent from the year-ago quarter due to increased shipments resulting from higher demand across a broad range of product lines.

Gross profit was $110 million, or 38.8 percent of revenue, an increase of $15 million from the prior quarter primarily due to higher revenue, and up by $20 million compared with the year-ago quarter primarily due to reduced manufacturing costs.

Operating profit was $75 million, or 26.5 percent of revenue, an increase of $11 million sequentially and $14 million from the year-ago quarter due to higher gross profit.

Educational & Productivity Solutions (E&PS)

E&PS revenue was $79 million, up $3 million sequentially and $2 million from the year-ago quarter.

Gross profit was $37 million, or 47.0 percent of revenue, about even sequentially and compared with the year-ago quarter.

Operating profit was $9 million, or 11.0 percent of revenue, a decrease of $2 million from the prior quarter and $6 million from the year-ago quarter reflecting costs associated with discontinued development activity for a new product.

Financial Condition

TI’s financial condition remains strong. At the end of the first quarter, total cash (cash and cash equivalents plus short-term investments and long-term cash investments) was $5493 million.

Accounts receivable of $1678 million increased $227 million sequentially due to a higher revenue level in the final month of the first quarter compared with the final month of the prior quarter. Accounts receivable increased by $313 million from the end of the year-ago quarter due to higher revenue. Days sales outstanding were 51 at the end of the first quarter, compared with 47 at the end of the prior quarter and 56 at the end of the year-ago quarter.

Inventory of $1148 million at the end of the first quarter increased $164 million sequentially and $266 million from the year-ago quarter to support anticipated higher shipments in the next quarter. Days of inventory at the end of the first quarter were 64, up from 56 days at the end of the prior quarter and up from 60 days at the end of the year-ago quarter.

Capital expenditures of $401 million increased by $129 million sequentially and $269 million from the year-ago quarter. TI’s capital expenditures in the first quarter primarily were used to increase assembly and test capacity to support higher demand, as well as for Semiconductor equipment to establish an additional 90-nanometer production line. 90-nanometer products benefit TI’s customers by reducing power consumption and manufacturing cost and allowing for increased integration of features on a semiconductor device.

Depreciation of $348 million decreased by $22 million sequentially and was about even with the year-ago quarter.

In December of 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted in the U.S. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The company’s postretirement plans covering U.S. retirees currently provide certain prescription benefits to eligible participants. The company has made the one-time election to defer accounting for the effects of the Act pursuant to FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”. The company is evaluating the impact of the Act’s benefits and subsidies on the company’s accumulated benefit obligation for postretirement benefits. The company is also assessing what changes, if any, would be required to the current benefits provided to allow the company to qualify for the federal subsidy. Further analysis of the Act and its impact on the company will take place during 2004.

Liquidity and Capital Resources

At the end of the first quarter, TI’s debt-to-total-capital ratio was 0.06, down from 0.07 at the end of prior quarter, and down from 0.09 at the end of the year-ago quarter primarily due to the company’s lower debt level. This ratio reflects the company’s view that it is prudent to maintain a low debt level considering the volatile nature of the semiconductor industry.

Cash flow from operations was $393 million, down $674 million sequentially primarily due to an increase in receivables and inventory. Compared with the year-ago quarter, cash flow was up $197 million due to higher net income.

Net cash used in investing activities was $427 million for the three months ended March 31, 2004, versus $3 million provided by investing activities for the same period a year ago. Increased additions to property, plant and equipment, and higher purchases of investments net of sales and maturities accounted for the change.

For the first three months of 2004, net cash used in financing activities increased to $168 million from $69 million in the year-ago period, due to the company’s repurchase of a larger number of its shares of common stock. The company used $172 million of cash to repurchase approximately 5.6 million shares of its common stock in the first quarter of 2004, compared with $48 million used to repurchase approximately 2.9 million shares of its common stock in the year-ago period. These repurchases are intended to neutralize the potential dilutive effect of shares expected to be issued upon exercise of stock options under the company’s long-term incentive and employee stock purchase plans. Also, the company paid a total of $37 million of common stock dividends in each period.

The company’s primary source of liquidity is $1615 million of cash and cash equivalents, $2522 million of short-term investments, and $1356 million of long-term cash investments, totaling $5493 million. Another source of liquidity is authorized borrowings of $500 million for commercial paper, backed by a 364-day revolving credit facility, which is currently not utilized. As of March 31, 2004, the company also had equity investments of $260 million.

The company has $400 million in notes maturing in the third quarter of 2004. The company intends to use its available cash resources to meet that obligation.

TI expects that 2004 earnings will continue to reflect revenue growth and higher operating margins. The company made an accrual for profit sharing in the first quarter of 2004 and expects to make an accrual in each subsequent quarter. Profit-sharing expenses are accrued quarterly based on the company’s estimate of its full-year financial performance. Currently, profit-sharing accruals are estimated to be approximately $70 million per quarter, about 40% included in cost of revenue and the remainder about evenly distributed between R&D expense and SG&A expense.

The semiconductor market is intensely competitive and is subject to rapid technological change and the requirement of high rates of investment for R&D and for the manufacturing factories and equipment needed to produce advanced semiconductors. For 2004, TI expects R&D expense to be about $2.1 billion and capital expenditures to be about $1.3 billion. Given the nature of the semiconductor industry and the increasing complexity of technology, the company believes that it will need to continue to make significant R&D investments and capital expenditures.

The company believes it has the necessary financial resources to fund its working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.

RESTRUCTURING ACTIONS AND OTHER ITEMS

Restructuring Actions

Sensors & Controls Restructuring Action: In the second quarter of 2003, the company announced a plan to move certain production lines from Attleboro, Massachusetts to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 800 jobs through voluntary retirement and involuntary termination programs primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $60 million. As of March 31, 2004, a total of 322 employees have been terminated and total net pretax charges of $43 million have been recorded associated with this action. Payments are expected to be completed in 2005. When completed, the projected savings from this restructuring action are estimated to be an annualized $40 million, predominantly comprised of payroll and benefit savings.

In the first quarter of 2004, the company recorded net pretax charges of $3 million, primarily for severance and benefit costs. Of the $3 million, $2 million is included in cost of revenue and $1 million is included in SG&A expense.

In 2003, the company recorded net pretax charges of $40 million, primarily for severance and benefit costs. Of the $40 million, $34 million was included in cost of revenue and $6 million was included in SG&A expense. The total number of employees affected was 316, primarily at the Attleboro and Japan locations.

Semiconductor Restructuring Action: Also, in the second quarter of 2003, the company announced a restructuring action that is expected to affect about 950 jobs in Semiconductor manufacturing operations in the U.S. and international locations, as those operations continue to become more productive with fewer people. The total cost of this restructuring action is expected to be about $90 million. As of March 31, 2004, a total of 859 employees have been terminated and total net pretax charges of $80 million have been recorded associated with this action. Payments are expected to be completed in 2005. When completed, the projected savings from this restructuring action were estimated to be an annualized $70 million, predominantly comprised of payroll and benefit savings.

In the first quarter of 2004, the company recorded net pretax charges in cost of revenue of $2 million, primarily for severance and benefit costs. The total number of employees affected was 91, primarily at U.S. locations.

In 2003, the company recorded net pretax charges of $78 million, primarily for severance and benefit costs. Of the $78 million, $68 million was included in cost of revenue, $9 million was included in SG&A expense, and $1 million was in R&D expense. The total number of employees affected was 768, primarily at U.S. and Japan locations.

Semiconductor Restructuring Action: In late 2002, the company announced a plan to involuntarily terminate about 500 employees, primarily in manufacturing operations, to align resources with market demand. In the third and fourth quarters of 2002, the company terminated 54 and 434 employees, respectively. Of the total 488 employees terminated, 450 were in U.S. locations while the remaining employees were in some of the company’s international locations. The company recorded net pretax charges of $17 million for severance and benefit costs, of which $11 million was included in cost of revenue, $4 million in SG&A expense, and $2 million in research and development expense. The projected savings from the cost-reduction plan were estimated to be an annualized $30 million, predominantly comprised of payroll and benefit savings. As of March 31, 2004, all employees have been terminated and a balance of $1 million of severance and benefit costs remains to be paid. Payments are expected to be completed in 2004.

Prior Actions: In the first quarter of 2001, the company began an aggressive worldwide cost-reduction plan to limit the impact of reduced revenue on profitability. The elements of the cost-reduction plan were a voluntary retirement program, involuntary terminations and the consolidation of certain manufacturing operations including the closing of three Semiconductor facilities. One of the facilities was sold in 2001, one of the facilities was sold in 2003, and the remaining facility is being marketed for sale. As of March 31, 2004, all employees have been terminated and a balance of $21 million of severance and benefit costs remains to be paid. Payments are expected to continue through 2008, of which $6 million is to be paid in 2004, $6 million in 2005, $4 million in 2006, $3 million in 2007 and $2 million in 2008.

In the years prior to 2001, actions were taken to terminate employees primarily in the company’s European locations. As of March 31, 2004, a balance of $2 million in severance and benefit costs remains to be paid. Payments are expected to be completed in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars).

			2002	2003		2004
Description*	Total	Balance, Prior Actions Primarily Severance	SC Severance Action	S&C Severance Action	SC Severance Action	S&C Severance Action	SC Severance Action
BALANCE DECEMBER 31, 2003	$58	$27	$1	$15	$15

CHARGES:
Severance charges	3					$2	$1
Non-cash acceleration of depreciation	2					1	1
DISPOSITIONS:
Severance payments	(13)	(4)		(4)	(4)	(1)
Non-cash transfer to accumulated depreciation	(2)					(1)	(1)

BALANCE MARCH 31, 2004	$48	$23	$1	$11	$11	$1	$1

Note: All charges/dispositions are cash items unless otherwise noted.

* Abbreviations

SC =	Semiconductor
S&C =	Sensors & Controls

Other Items

Other items include the following (charges) and gains (in millions of dollars):

	For Three Months Ended
	Mar. 31, 2004	Mar. 31, 2003
Amortization of acquisition-related costs	$(19)	$(28)
Redemption of convertible notes	—	(10)

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 54 and 55 of Exhibit 13 to Registrant’s Form 10-K for the year ended December 31, 2003, and is incorporated by reference to such exhibit.

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

PART II – OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table contains information regarding the company’s repurchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2004	587,568	$31.89	587,568	8,893,138
February 1 through February 29, 2004	4,557,568	$30.92	4,557,568	25,335,570
March 1 through March 31, 2004	447,568	$28.12	447,568	24,888,002

Total	5,592,704	$30.80	5,592,704	24,888,002

(1)	All shares were purchased under the company’s publicly announced stock repurchase program. All repurchases were open-market purchases.
(2)	On February 20, 2003, the company announced that its Board of Directors approved the repurchase of up to 18 million shares of TI common stock. On February 19, 2004, the company announced that its Board of Directors approved the repurchase of up to 21 million additional shares of TI common stock. No expiration date has been specified for these repurchase authorizations.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Designation of Exhibits in This Report	Description of Exhibit
10(i)	Texas Instruments 2003 Director Compensation Plan.

11	Computation of Earnings Per Common and Dilutive Potential Common Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

During the quarter ended March 31, 2004, the Registrant filed the following reports on Form 8-K: a Form 8-K dated January 26, 2004, attaching as an exhibit its fourth quarter and 2003 earnings release, and a Form 8-K dated March 8, 2003, attaching as an exhibit its press release updating the Registrant’s outlook for the first quarter of 2004.

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

Date: April 28, 2004