Form 10-Q
period 2004-06-30
TEXAS INSTRUMENTS INC
filed 2004-07-30
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

1,731,077,633

Number of shares of Registrant’s common stock outstanding as of June 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except per-share amounts)

	For Three Months Ended		For Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Operations

Net revenue	$3,241	$2,339	$6,177	$4,531
Operating costs and expenses:
Cost of revenue	1,760	1,462	3,374	2,793
Research and development	514	424	1,007	832
Selling, general and administrative	375	328	730	629

Total	2,649	2,214	5,111	4,254

Profit from operations	592	125	1,066	277
Other income (expense) net	38	36	87	51
Interest on loans	8	10	15	23

Income before income taxes	622	151	1,138	305
Provision for income taxes	181	30	330	67

Net income	$441	$121	$808	$238

Diluted earnings per common share	$.25	$.07	$.45	$.14

Basic earnings per common share	$.25	$.07	$.47	$.14

Cash dividends declared per share of common stock	$.021	$.021	$.043	$.043

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except share amounts)

	June 30, 2004	Dec. 31, 2003
Balance Sheet

Assets
Current assets:
Cash and cash equivalents	$1,623	$1,818
Short-term investments	2,311	2,511
Accounts receivable, net of allowances for customer adjustments and doubtful accounts of $42 million in 2004 and $47 million in 2003	1,930	1,451
Inventories:
Raw materials	135	106
Work in process	799	624
Finished goods	351	254

Inventories	1,285	984

Deferred income taxes	467	449
Prepaid expenses and other current assets	491	496

Total current assets	8,107	7,709

Property, plant and equipment at cost	9,831	9,549
Less accumulated depreciation	(5,654)	(5,417)

Property, plant and equipment (net)	4,177	4,132

Long-term cash investments	1,600	1,335
Equity investments	254	265
Goodwill	693	693
Acquisition-related intangibles	138	169
Deferred income taxes	496	626
Other assets	585	581

Total assets	$16,050	$15,510

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion long-term debt	$415	$437
Accounts payable and accrued expenses	1,601	1,496
Income taxes payable	35	250
Accrued retirement and profit sharing contributions	183	17

Total current liabilities	2,234	2,200

Long-term debt	375	395
Accrued retirement costs	611	628
Deferred income taxes	59	59
Deferred credits and other liabilities	333	364

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: 2004 – 1,738,123,534; 2003 – 1,737,739,654	1,738	1,738
Paid-in capital	812	901
Retained earnings	10,269	9,535
Less treasury common stock at cost:
Shares: 2004 – 7,045,901; 2003 – 5,401,665	(193)	(135)
Accumulated other comprehensive income (loss)	(178)	(159)
Unearned compensation	(10)	(16)

Total stockholders’ equity	12,438	11,864

Total liabilities and stockholders’ equity	$16,050	$15,510

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars)

	For Six Months Ended
	June 30, 2004	June 30, 2003
Cash Flows

Cash flows from operating activities:
Net income	$808	$238
Depreciation	711	702
Amortization of acquisition-related costs	38	53
Write-downs of equity investments	6	23
Gains on sale of equity investments	(11)	(6)
Deferred income taxes	68	(20)
(Increase) decrease in working capital (excluding cash and cash equivalents, short-term investments, deferred income taxes, and loans payable and current portion long-term debt):
Accounts receivable	(481)	(210)
Inventories	(301)	(210)
Prepaid expenses and other current assets	(41)	(20)
Accounts payable and accrued expenses	98	77
Income taxes payable	(92)	(26)
Accrued retirement and profit sharing contributions	165	(5)
Increase (decrease) in noncurrent accrued retirement costs	(69)	3
Other	—	(25)

Net cash provided by operating activities	899	574

Cash flows from investing activities:
Additions to property, plant and equipment	(757)	(294)
Purchases of short-term investments	(1,185)	(685)
Sales and maturities of short-term investments	1,937	1,804
Purchases of long-term cash investments	(926)	(1,443)
Sales of long-term cash investments	95	354
Purchases of equity investments	(14)	(11)
Sales of equity investments	30	14

Net cash used in investing activities	(820)	(261)

Cash flows from financing activities:
Payments on loans payable	(1)	(5)
Payments on long-term debt	(28)	(385)
Dividends paid on common stock	(74)	(74)
Sales and other common stock transactions	111	63
Common stock repurchase program	(285)	(109)
Decrease in restricted cash	—	261

Net cash used in financing activities	(277)	(249)
Effect of exchange rate changes on cash	3	6

Net increase (decrease) in cash and cash equivalents	(195)	70
Cash and cash equivalents, January 1	1,818	949

Cash and cash equivalents, June 30	$1,623	$1,019

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

1.	Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (1771.6 and 1762.6 million shares for the second quarters of 2004 and 2003 and 1777.8 and 1758.0 for the six months ended June 30, 2004 and 2003).

2.	Income for the first quarter of 2003 includes, in millions of dollars, a charge of $10 in other income (expense) net from the redemption of $250 million principal amount of 4.25% convertible subordinated notes due 2007 that were originally issued by Burr-Brown Corporation, which was acquired by the company in August 2000.

3.	Total comprehensive income, i.e., net income plus investment and pension liability adjustments to stockholders’ equity, for the second quarters of 2004 and 2003, in millions of dollars, was $427 and $242. For the six months ended June 30, 2004 and 2003, it was $789 and $293.

4.	The company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option compensation cost is reflected in net income, as all options (except options granted under the company’s employee stock purchase plans and acquisition-related stock option awards) granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions of dollars, except per-share amounts).

	For Three Months Ended		For Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income, as reported	$441	$121	$808	$238

Add: Stock-based employee compensation expense included in reported net income, net of tax	3	3	6	5

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(89)	(108)	(192)	(215)

Adjusted net income	$355	$16	$622	$28

Earnings per common share:
Diluted - as reported	$.25	$.07	$.45	$.14

Diluted - as adjusted	$.20	$.01	$.35	$.02

Basic - as reported	$.25	$.07	$.47	$.14

Basic - as adjusted	$.21	$.01	$.36	$.02

5.	Components of net periodic employee benefit cost (in millions of dollars):

	U.S. Pension		Retiree Medical		Non-U.S. Pension
For the three months ended June 30,	2004	2003	2004	2003	2004	2003
Service cost	$6	$7	$1	$—	$11	$11
Interest cost	11	12	5	6	11	8
Expected return on assets	(11)	(10)	(4)	(5)	(10)	(7)
Amortization of prior service cost	—	—	(1)	(1)	—	—
Amortization of net (gain)/loss	5	6	3	1	5	5

Net periodic benefit cost	$11	$15	$4	$1	$17	$17

(Income)/loss recognition due to settlements or curtailments	$—	$5	$—	$—	$—	$—

Cost of special termination benefits	$—	$3	$—	$2	$—	$—

	U.S. Pension		Retiree Medical		Non-U.S. Pension
For the six months ended June 30,	2004	2003	2004	2003	2004	2003
Service cost	$13	$14	$1	$1	$22	$21
Interest cost	21	24	11	12	19	15
Expected return on assets	(23)	(20)	(8)	(10)	(18)	(13)
Amortization of prior service cost	—	—	(3)	(2)	—	1
Amortization of net (gain)/loss	10	11	6	1	10	10

Net periodic benefit cost	$21	$29	$7	$2	$33	$34

(Income)/loss recognition due to settlements or curtailments	$—	$5	$—	$—	$—	$—

Cost of special termination benefits	$—	$3	$—	$2	$—	$—

6.	In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted in the U.S. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The company’s postretirement plans covering U.S. retirees currently provide certain prescription benefits to eligible participants. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FSP No. 106-2). FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation and net periodic postretirement benefit cost taking into account any subsidy received under the Act. The company is evaluating the impact of the Act’s benefits and subsidies on the company’s accumulated benefit obligation for postretirement benefits. The company does not expect that the adoption of FSP No. 106-2 will have a material impact on the company’s financial condition, results of operations or liquidity.

7.	RESTRUCTURING ACTIONS

Income for the second quarter of 2004 includes a charge of $4 million for restructuring actions initiated in the second quarter of 2003. The $4 million restructuring charge is primarily for severance and benefit costs and is included in cost of revenue.

Income for the first quarter of 2004 includes a charge of $5 million for restructuring actions initiated in the second quarter of 2003. The $5 million restructuring charge is primarily for severance and benefit costs. Of the $5 million, $4 million is included in cost of revenue and $1 million is in selling, general and administrative expense.

Income for the second quarter of 2003 includes a charge of $49 million for restructuring actions initiated in the second quarter of 2003. The $49 million restructuring charge is primarily for severance and benefit costs. Of the $49 million, $43 million is included in cost of revenue and $6 million is in selling, general and administrative expense.

Further details of these restructuring actions follow:

Sensors & Controls Restructuring Action: In the second quarter of 2003, the company announced a plan to move certain production lines from Attleboro, Massachusetts to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 770 jobs through voluntary retirement and involuntary termination programs, primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $60 million, primarily for severance and benefit costs. As of June 30, 2004, a total of 466 employees have been terminated and total net pretax charges of $46 million have been recorded associated with this action. Payments are expected to be completed in 2005.

In the second quarter of 2004, the company recorded net pretax charges in cost of revenue of $3 million, primarily for severance and benefit costs. The total number of employees affected was 144 at the Attleboro location.

In the first quarter of 2004, the company recorded net pretax charges of $3 million, primarily for severance and benefit costs. Of the $3 million, $2 million was included in cost of revenue and $1 million was included in selling, general and administrative expense. The total number of employees affected was 6.

In the second quarter of 2003, the company recorded net pretax charges of $26 million, primarily for severance and benefit costs. Of the $26 million, $22 million was included in cost of revenue and $4 million was included in selling, general and administrative expense. The total number of employees affected was 183, primarily at the Attleboro location.

Semiconductor Restructuring Action: Also, in the second quarter of 2003, the company announced a restructuring action that is expected to affect about 900 jobs in Semiconductor manufacturing operations in U.S. and international locations, as those operations continue to become more productive with fewer people. The total cost of this restructuring action is expected to be about $85 million, primarily for severance and benefit costs. As of June 30, 2004, a total of 863 employees have been terminated and total net pretax charges of $81 million have been recorded associated with this action. Payments are expected to be completed in 2005.

In the second quarter of 2004, the company recorded net pretax charges in cost of revenue of $1 million, primarily for severance and benefit costs. The total number of employees affected was 4.

In the first quarter of 2004, the company recorded net pretax charges in cost of revenue of $2 million, primarily for severance and benefit costs. The total number of employees affected was 91, primarily at U.S. locations.

In the second quarter of 2003, the company recorded net pretax charges of $23 million, primarily for severance and benefit costs. Of the $23 million, $21 million was included in cost of revenue and $2 million was included in selling, general and administrative expense. The total number of employees affected was 109, primarily at U.S. and Germany locations.

Semiconductor Restructuring Action: In late 2002, the company announced a plan to involuntarily terminate about 500 employees, primarily in manufacturing operations, to align resources with market demand. In the third and fourth quarters of 2002, the company terminated 54 and 434 employees, respectively. Of the total 488 employees terminated, 450 were in U.S. locations while the remaining employees were in some of the company’s international locations. The company recorded net pretax charges of $17 million for severance and benefit costs, of which $11 million was included in the cost of revenue, $4 million in SG&A expense, and $2 million in research and development expense. As of June 30, 2004, all employees have been terminated and a balance of $1 million of severance and benefit costs remains to be paid. Payments are expected to be completed in 2004.

Prior Actions: In the first quarter of 2001, the company began an aggressive worldwide cost-reduction plan to limit the impact of reduced revenue on profitability. The elements of the cost-reduction plan were a voluntary retirement program, involuntary terminations and the consolidation of certain manufacturing operations including the closing of three Semiconductor facilities. One of the facilities was sold in 2001, one of the facilities was sold in 2003, and the remaining facility is being marketed for sale. As of June 30, 2004, all employees have been terminated and a balance of $19 million of severance and benefit costs associated with international actions remains to be paid. Payments are expected to continue through 2008, of which $4 million is to be paid in 2004, $6 million in 2005, $4 million in 2006, $3 million in 2007 and $2 million in 2008.

In the years prior to 2001, actions were taken to terminate employees primarily in the company’s European locations. As of June 30, 2004, a balance of $2 million in severance and benefit costs remains to be paid. Payments are expected to be completed in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars).

			2001	2002	2003		2004
Description*	Total	Balance, Prior Actions Primarily Severance	SC International Restructuring Actions	SC Severance Action	S&C Severance Action	SC Severance Action	S&C Severance Action	SC Severance Action
BALANCE DECEMBER 31, 2003	$58	$3	$24	$1	$15	$15

CHARGES:
Severance charges	3						$2	$1
Non-cash acceleration of depreciation	2						1	1
DISPOSITIONS:
Severance payments	(13)	(1)	(3)		(4)	(4)	(1)
Non-cash transfer to accumulated depreciation	(2)						(1)	(1)

BALANCE MARCH 31, 2004	48	2	21	1	11	11	1	1

CHARGES:
Severance charges	3						2	1
Non-cash acceleration of depreciation	1						1
DISPOSITIONS:
Severance payments	(7)		(2)		(1)	(2)	(2)
Non-cash transfer to accumulated depreciation	(1)						(1)

BALANCE JUNE 30, 2004	$44	$2	$19	$1	$10	$9	$1	$2

Note: All charges/dispositions are cash items unless otherwise noted.

*	Abbreviations

SC = Semiconductor

S&C = Sensors & Controls

8.	Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of June 30, 2004, the auditors have issued audit reports on 12 of the projects. The Ministry of Industry is responsible for reviewing the auditors’ findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. TI believes that the grants were obtained and used in compliance with applicable law and contractual obligations. No final concession decrees were published in the second quarter of 2004. As of June 30, 2004, the Ministry has published final concession decrees on nine of the projects representing approximately $135 million of grants. TI does not expect the outcome to have a material impact on the company’s financial condition, results of operations or liquidity.

9.	Business segment information follows (in millions of dollars):

	For Three Months Ended		For Six Months Ended
Business Segment Net Revenue	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Semiconductor
Trade	$2,783	$1,922	$5,357	$3,786
Intersegment	1	5	1	8

	2,784	1,927	5,358	3,794

Sensors & Controls
Trade	289	260	572	511
Intersegment	1	1	2	3

	290	261	574	514

Educational & Productivity Solutions
Trade	169	156	248	233

Corporate activities	(2)	(5)	(3)	(10)

Total net revenue	$3,241	$2,339	$6,177	$4,531

	For Three Months Ended		For Six Months Ended
Business Segment Profit	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Semiconductor	$526	$126	$991	$272
Sensors & Controls	77	68	152	129
Educational & Productivity Solutions	68	58	77	73
Corporate activities	(56)	(53)	(107)	(94)
Charges/gains and acquisition-related amortization	(23)	(74)	(47)	(113)
Interest on loans/other income (expense) net, excluding a first-quarter 2003 charge of $10, included above in Charges/gains and acquisition-related amortization	30	26	72	38

Income before income taxes	$622	$151	$1,138	$305

10.	Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annual tax rate for 2004 is 29 percent. The primary reason the effective annual tax rate for 2004 differs from the 35 percent statutory corporate tax rate is due to the effect of non-U.S. tax rates and, to a lesser extent, the expected utilization of various tax benefits such as for export sales and the credit for research activities.

11.	The statement of operations and statement of cash flows for the periods ended June 30, 2004 and 2003, and the balance sheet as of June 30, 2004, are not audited but reflect all adjustments that are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

Texas Instruments makes, markets and sells high-technology components and systems. The company has three separate business segments: 1) Semiconductor; 2) Sensors & Controls; and 3) Educational & Productivity Solutions. Semiconductor is by far the largest of these business segments. It accounted for 85 percent of TI’s revenue in 2003, and over time it averages a higher growth rate than the other two business segments, although the semiconductor market is characterized by wide swings in growth rates from year to year. TI is among the five largest semiconductor companies in the world.

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

Analog semiconductors process a continuous range of signals such as temperature, pressure and visual images. TI’s Analog semiconductors consist of custom products and standard products. Custom products are designed for specific applications for specific customers. Standard products include application-specific standard products (designed for a specific application and usable by multiple customers) and high-performance standard catalog products (usable in multiple applications by multiple customers). These standard products are characterized by differentiated features and specifications, as well as relatively high margins. Both custom products and these standard products are proprietary and difficult for competitors to imitate. Standard products also include commodity standard products, which are sold in high volume and into a broad range of applications, and generally are differentiated by price and availability. TI is one of the world’s largest suppliers of Analog semiconductors.

DSPs use complex algorithms and compression techniques to provide real-time, power-efficient processing of real-world signals that have been converted into digital form. TI’s DSPs include both custom and standard products. Custom products are designed for specific applications (such as wireless cell phones, very fast modems that connect users to the Internet via cable or phone lines, or consumer electronics such as digital music players and digital cameras). Standard products are sold into a broad range of applications and, like custom products, are difficult for competitors to imitate. TI is the world’s largest supplier of DSPs.

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

In TI’s Sensors & Controls segment, products include sensors, electrical and electronic controls, and radio frequency identification systems for automotive and industrial markets. Other markets include heating, ventilation, air conditioning, refrigeration and industrial control systems. This business segment represented 10 percent of TI’s revenue in 2003.

The Educational & Productivity Solutions (E&PS) segment sells graphing and other calculators, which are marketed primarily through retailers and to schools through instructional dealers. This business segment represented 5 percent of TI’s revenue in 2003.

As discussed more fully below, one factor affecting the company’s financial results this year is the company’s accrual of profit sharing. The company accrues profit sharing based on how it expects the company to perform for the year in total. The accrual in a given quarter is based on the company’s expectations at that time as to annual performance. Currently the accrual is determined by a formula that considers both revenue growth rate and operating margin. If annual performance expectations change, prior quarters’ under- or over-accruals would be comprehended through a cumulative catch-up in the quarter that the company’s expectations change. For the years 2001 through 2003, the company’s profit-sharing formula did not result in any profit sharing. The company accrued about $100 million for profit sharing in the second quarter of 2004, compared with about $70 million in the first quarter. Of the $30 million increase, about half was a cumulative catch-up for the first quarter. About 40 percent of the profit-sharing accrual is included in cost of revenue with the remainder about evenly distributed between research and development (R&D) and selling, general and administrative (SG&A). See the “Liquidity and Capital Resources” discussion below for a more detailed discussion of profit sharing.

Second Quarter 2004 Results

TI’s second-quarter 2004 revenue was $3241 million, an increase of 10 percent sequentially and 39 percent from the year-ago quarter primarily due to strength in TI’s Semiconductor business. Earnings per share (EPS) were $0.25.

Semiconductor revenue increased 8 percent sequentially due primarily to increased shipments resulting, in decreasing order, from strong demand for DSPs and analog products used in a broad range of electronic equipment. Semiconductor revenue increased 44 percent from the year-ago quarter primarily due to increased shipments resulting about equally from strong demand for DSP and analog products used in a broad range of electronic equipment. Record revenue was achieved in several Semiconductor product areas, including wireless, which grew 15 percent sequentially; high-performance analog, which grew 13 percent sequentially; and Digital Light Processing™ (DLP ™), which grew 10 percent sequentially.

The company believes its Semiconductor business has gained market share in both the first and second quarters of 2004, building on its annual market share gains achieved in 2002 and 2003. This reflects the strength the company has built in its advanced technology and the relationships it is developing with customers.

In particular, the second quarter of 2004 was an important quarter for the company’s wireless product areas, with growth across a broad base of customers and a broad mix of its products. Digital baseband modems for third-generation (3G) cell phones based on wideband code division multiple access (W-CDMA) technology have emerged as a significant growth contributor for TI, accounting for about one-fourth of the company’s sequential wireless revenue growth in the second quarter. Cell phones using 3G technology allow users to access wireless multimedia applications and the Internet at high speeds. The prevalent worldwide standard for 3G wireless phones is widely expected to be the Universal Mobile Telecommunications System (UMTS) standard, which is based on W-CDMA technology. UMTS is backwards compatible with the Global System for Mobile Communications (GSM) and General Packet Radio Service (GPRS) standards, which are used by about 70 percent of the world’s cell phone subscribers today.

The latest research from market analyst IDC shows that the company’s OMAP™ application processors garnered two-thirds of the rapidly growing market for wireless application processors in 2003. OMAP application processors are high-performance processors that deliver real-time processing coupled with low power consumption. The company’s strength in digital baseband modems and application processors has given it the early lead as a supplier to the W-CDMA cell phone market. Underscoring the importance of this technology combination, TI and 3G service leader NTT DoCoMo, a leading mobile communications company based in Japan, announced plans to integrate next-generation OMAP 2 application processors with digital baseband modems to support the UMTS standard. TI’s OMAP application processor is currently used in most of NTT DoCoMo’s FOMA® 3G cell phones today.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statement of Operations – Selected Items

(In millions of dollars, except per-share amounts)

	For Three Months Ended
	June 30 2004	Mar. 31 2004	June 30 2003
Net revenue	$3,241	$2,936	$2,339
Operating costs and expenses:
Cost of revenue	1,760	1,614	1,462
Gross profit	1,481	1,322	877
Gross profit % of revenue	45.7%	45.0%	37.5%
Research and development (R&D)	514	494	424
R&D % of revenue	15.8%	16.8%	18.1%
Selling, general and administrative (SG&A)	375	354	328
SG&A % of revenue	11.6%	12.0%	14.0%

Total	2,649	2,462	2,214

Profit from operations	592	474	125
Operating profit % of revenue	18.3%	16.2%	5.3%
Other income (expense) net	38	50	36
Interest on loans	8	8	10

Income before income taxes	622	516	151
Provision for income taxes	181	149	30

Net income	$441	$367	$121

Diluted earnings per common share	$.25	$.21	$.07

Details of Financial Results

In the second quarter, TI revenue of $3241 million increased $305 million sequentially and $902 million from the year-ago quarter primarily due to increased shipments resulting from higher demand for the company’s Semiconductor products.

Gross profit margin for the quarter was 45.7 percent of revenue, up 0.7 percentage points sequentially and 8.2 percentage points from the year-ago quarter. The higher gross profit margin as compared to the year-ago quarter was primarily due to increased factory utilization resulting from higher revenue. A significant portion of the company’s operating costs are fixed. As the company’s factory utilization increased, the fixed costs were spread over increased output, which benefited gross profit margin. Sequentially, the increase in gross profit margin was primarily due to higher revenue. The benefit of higher revenue was partially offset by lower royalty revenue and a higher profit-sharing accrual in the second quarter of 2004. Gross profit for the quarter of $1481 million increased 12 percent sequentially and 69 percent from the year-ago quarter due to higher revenue.

R&D expense for the quarter was $514 million, or 15.8 percent of revenue, compared with $494 million, or 16.8 percent of revenue, in the prior quarter and $424 million, or 18.1 percent of revenue, in the year-ago quarter. The higher R&D expense for the quarter as compared with the prior quarter and the year-ago quarter is a result of increased product development activity in Semiconductor, especially for wireless products and, to a lesser extent, a higher profit-sharing accrual.

SG&A expense for the quarter was $375 million, or 11.6 percent of revenue, compared with $354 million, or 12.0 percent of revenue, in the prior quarter. The increase in SG&A as compared with the prior quarter was primarily due to a higher profit-sharing accrual and, to a lesser extent, seasonally higher marketing expense in the company’s E&PS business as it prepared for the back-to-school season. In the year-ago quarter, SG&A expense was $328 million, or 14.0 percent of revenue, with the increase primarily due to the profit-sharing accrual.

Operating profit for the quarter of $592 million, or 18.3 percent of revenue, increased $118 million sequentially and $467 million compared with the year-ago quarter primarily due to higher gross profit that more than offset higher operating expenses.

The estimated annual tax rate for 2004 is 29 percent. The primary reason the effective annual tax rate for 2004 differs from the 35 percent statutory corporate tax rate is due to the effect of non-U.S. tax rates and, to a lesser extent, the expected utilization of various tax benefits such as for export sales and the credit for research activities. The increase in the estimated effective tax rate of 29 percent from the year-ago quarter effective tax rate of 20 percent reflects the increase in projected income before income taxes for the full year 2004 as compared with 2003 and the fact that the estimated rate for 2004 includes just one-half year of the research credit, which expired June 30, 2004.

Net income was $441 million, or $0.25 per share, an increase of $74 million sequentially and $320 million from the year-ago quarter due to higher operating profit.

TI orders of $3253 million increased 1 percent sequentially. Compared with the year-ago quarter, orders increased 41 percent due to strength in Semiconductor. However, Semiconductor orders were $2762 million, down 2 percent sequentially. In the second quarter, orders for TI’s standard semiconductor products declined from the first quarter. The company believes the decline reflects a decline in inventory restocking orders as customers have generally reached their targeted inventory levels. As a result, the company believes its inventory and revenue growth rates should begin to align more closely with its customers’ shipments in the quarters ahead as their inventory replenishment becomes less of a factor in the company’s growth. Compared with the year-ago quarter, Semiconductor orders increased 45 percent due to broad-based demand for the company’s products.

For the second quarter of 2004, Semiconductor’s book-to-bill ratio was 0.99, down from 1.09 in the first quarter and the same level as in the year-ago quarter. The book-to-bill ratio for a given period is calculated by dividing orders by revenue.

Semiconductor

In the second quarter, Semiconductor revenue of $2784 million increased 8 percent sequentially and 44 percent from the year-ago quarter due to increased shipments resulting from higher demand across a broad range of products. In decreasing order, the company generated strong growth from

DSP and analog products used in cell phones and wireless infrastructure, from high-performance analog products and from DLP products. DLP products are micro-electromechanical systems that use optical semiconductors to manipulate light digitally; end applications include front projectors and high-definition television sets.

Gross profit margin was even sequentially and up 7.6 percentage points from the year-ago quarter. The increase in gross profit margin from the year-ago quarter was primarily due to increased factory utilization resulting from higher revenue, which more than offset the higher profit-sharing accrual. Gross profit was $1285 million, or 46.2 percent of revenue, an increase of $97 million sequentially due to higher revenue. Gross profit increased $542 million from the year-ago quarter due to higher revenue.

Operating profit was $526 million, or 18.9 percent of revenue, up $61 million sequentially and $400 million from the year-ago quarter due to higher gross profit that more than offset higher operating expenses.

Analog revenue increased 7 percent sequentially primarily due to increased shipments resulting from higher demand for high-performance analog products, and increased 44 percent from the year-ago quarter primarily due to increased shipments resulting from higher demand for high-performance analog products and, to a lesser extent, wireless analog products. Revenue from TI’s high-performance analog products increased 13 percent sequentially and 64 percent from the year-ago quarter due to increased shipments resulting from higher demand for a broad range of products. In the first half of 2004, approximately 40 percent of TI’s Semiconductor revenue came from Analog.

DSP revenue increased 13 percent sequentially and 53 percent from the year-ago quarter primarily due to increased shipments resulting from higher demand in the wireless market. In the first half of 2004, approximately 35 percent of TI’s Semiconductor revenue came from DSP.

TI’s remaining Semiconductor revenue increased 4 percent sequentially and 34 percent compared with the year-ago quarter due to increased shipments resulting from higher demand across a broad range of products. DLP products had the highest growth rate with 10 percent sequential growth and over 90 percent growth from the year-ago quarter, although standard logic, reduced instruction-set computing (RISC) microprocessors and microcontrollers grew as well. Royalties declined about $30 million from the first quarter, with almost all of the decline due to a single licensee that has a semiannual payment schedule and for which TI recognizes revenue on a cash-payment basis.

Results for TI Semiconductor products sold into key end equipments were as follows:

•	Wireless revenue increased 15 percent sequentially and 64 percent from the year-ago quarter due to increased shipments resulting from broad-based demand across a range of customers for, in decreasing order, the company’s DSP-based digital baseband modems, analog power management chips and OMAP application processors. In the first half of 2004, about 35 percent of TI’s Semiconductor revenue came from wireless.

•	Broadband communications revenue, which includes DSL and cable modems, voice over Internet protocol (VoIP) and wireless LAN (WLAN), was about even sequentially as increased shipments resulting from higher demand for the company’s VoIP products offset a decline both in demand and in pricing for WLAN products. Compared with the year-ago quarter, broadband revenue increased 44 percent due to increased shipments resulting from higher demand across all product areas. In the first half of 2004, approximately 5 percent of TI’s Semiconductor revenue came from broadband.

Semiconductor orders of $2762 million declined 2 percent sequentially. Compared with the year-ago quarter, Semiconductor orders were up 45 percent due to broad-based demand for the company’s products.

Sensors & Controls

Sensors & Controls revenue was a record $290 million, up 2 percent sequentially due to increased shipments resulting from higher demand across a broad range of product lines. Sensors & Controls revenue was up 11 percent from the year-ago quarter due to increased shipments resulting from higher demand across a broad range of product lines, particularly for the automotive market.

Gross profit was $112 million, or 38.5 percent of revenue, an increase of $2 million from the prior quarter primarily due to higher revenue, and up $14 million compared with the year-ago quarter due about equally to higher revenue and manufacturing cost reductions.

Operating profit was a record $77 million, or 26.6 percent of revenue, an increase of $2 million sequentially and $9 million from the year-ago quarter due to higher gross profit.

Educational & Productivity Solutions (E&PS)

E&PS revenue was $169 million, up $90 million sequentially, and up $13 million from the year-ago quarter, due to increased shipments of the company’s new graphing calculator products as a result of retail stocking in preparation for the upcoming back-to-school season.

Gross profit was $99 million, or 58.3 percent of revenue, up $62 million sequentially and $10 million from the year-ago quarter due to higher revenue.

Operating profit was $68 million, or 40.2 percent of revenue, up $59 million from the prior quarter and $10 million from the year-ago quarter due to higher gross profit.

First Six Months of 2004

For the first six months of 2004, TI reported the following:

•	TI revenue was $6177 million, up from $4531 million in the first six months of 2003, due to increased shipments resulting from higher demand for a broad range of the company’s Semiconductor products.

•	Gross profit margin was 45.4 percent of revenue, an increase of 7.0 percentage points from the year-ago period. The increase in gross profit margin as compared to the year-ago period was primarily due to increased factory utilization resulting from higher revenue. Gross profit of $2803 million increased 61 percent compared with the year-ago period due to higher revenue.

•	R&D expense of $1007 million was up 21 percent compared with the year-ago period due to increased Semiconductor product development and the accrual for profit sharing. R&D expense as a percent of revenue was 16.3 percent, a decrease of 2.1 percentage points compared with the year-ago period due to higher revenue.

•	SG&A expense of $730 million increased 16 percent from the year-ago period primarily due to the accrual for profit sharing. SG&A expense as a percent of revenue was 11.8 percent, a decrease of 2.1 percentage points compared with the year-ago period due to higher revenue.

•	Operating profit of $1066 million, or 17.3 percent of revenue, increased $789 million compared with the year-ago period due to higher gross profit, which more than offset increased R&D and SG&A expenses.

•	OI&E was $87 million, an increase of $36 million from the first six months of 2003 primarily due to lower investment write-downs and, to a lesser extent, the charge for the redemption of $250 million of convertible notes in the first quarter of 2003.

•	The effective tax rate was 29 percent compared with 22 percent for the first six months of 2003. The increase in the estimated effective tax rate of 29 percent from the year-ago period effective tax rate of 22 percent reflects the increase in projected income before income taxes for the full year 2004 as compared with 2003 and the fact that the estimated rate for 2004 includes just one-half year of the research credit, which expired June 30, 2004.

•	Net income was $808 million, or $0.45 per share on a diluted basis, an increase from $238 million and $0.14 per share in the year-ago period due to higher operating profit.

•	Orders of $6484 million increased compared with $4606 million in the year-ago period due to, in decreasing order, growth in Semiconductor, Sensors & Controls and E&PS.

Semiconductor

Semiconductor revenue in the first six months was $5358 million, up 41 percent from the year-ago period due to increased shipments resulting from higher demand across a broad range of products, particularly wireless and, to a lesser extent, high-performance analog.

Gross profit for the first six months was $2474 million, or 46.2 percent of revenue, compared with $1490 million and 39.3 percent in the year-ago period. The increase from the year-ago period was due to increased factory utilization resulting from higher revenue, which more than offset the higher profit-sharing accrual.

Semiconductor operating profit for the first six months was $991 million, or 18.5 percent of revenue, up from $272 million and 7.2 percent in the year-ago period due to higher gross profit.

Semiconductor orders for the first six months were $5573 million, up 46 percent from $3815 million in the year-ago period due to broad-based demand for the company’s products.

Sensors & Controls

Sensors & Controls revenue was $574 million in the first six months of 2004, up 12 percent from $514 million in the year-ago period due to increased shipments resulting from higher demand across a broad range of product lines, particularly for the automotive market.

Gross profit for the first six months was $222 million, or 38.6 percent of revenue, compared with $188 million and 36.6 percent in the year-ago period. The increase from the year-ago period was due about equally to higher revenue and manufacturing cost reductions.

Operating profit was $152 million, or 26.6 percent of revenue, up from $129 million and 25.0 percent in the first six months of 2003. Operating profit increased primarily due to higher gross profit.

Educational & Productivity Solutions (E&PS)

E&PS revenue was $248 million for the first six months of 2004, up 6 percent from $233 million in the year-ago period due to increased shipments resulting from higher demand for the company’s new graphing calculator products.

Gross profit for the first six months was $136 million, or 54.7 percent of revenue, up from $127 million and 54.5 percent in the year-ago period due to higher revenue.

Operating profit for the first six months was $77 million, up from $73 million in the year-ago period, and 30.8 percent of revenue, down from 31.1 percent in the year-ago period.

Financial Condition

TI’s financial condition remains strong. At the end of the first six months of 2004, total cash (cash and cash equivalents plus short-term investments and long-term cash investments) was $5534 million, compared with $5664 million at the end of 2003.

Accounts receivable of $1930 million at the end of the first six months of 2004 increased $479 million from the end of 2003 due to higher revenue from all segments, including seasonally higher receivables from E&PS. Days sales outstanding were 54 at the end of the first six months of 2004, compared with 47 at the end of 2003.

Inventory of $1285 million at the end of the first six months of 2004 increased $301 million from the end of 2003, as the company continued to build inventory to targeted levels, especially in standard products, to support customer plans for the second half of 2004 and to ensure the company’s ability to respond to upside potential. Days of inventory at the end of the first six months of 2004 were 66, up from 56 days at the end of 2003.

Capital expenditures were $757 million in the first six months of 2004, up from $294 million in the first six months of 2003. TI’s capital expenditures in the first six months of 2004 primarily were used to increase capacity for assembly and test operations, and for 90-nanometer wafer fabrication within DMOS6, the company’s 300-millimeter wafer fab in Dallas. TI’s 90-nanometer process is currently in production in its Kilby fab, also in Dallas, and the company expects to ramp the DMOS6 90-nanometer line into production during the second half of this year. The company now has 17 different products that have been designed in 90 nanometer and are presently in various stages of sampling or qualification. 90-nanometer products benefit TI’s customers by reducing power consumption and manufacturing cost and allowing for increased integration of features on a semiconductor device.

Depreciation was $711 million in the first six months of 2004, up slightly from $702 million in the first six months of 2003. TI continues to expect depreciation to be about $1.5 billion in 2004.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted in the U.S. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The company’s postretirement plans covering U.S. retirees currently provide certain prescription benefits to eligible participants. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FSP No. 106-2). FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation and net periodic postretirement benefit cost taking into account any subsidy received under the Act. The company is evaluating the impact of the Act’s benefits and subsidies on the company’s accumulated benefit obligation for postretirement benefits. The company does not expect that the adoption of FSP No. 106-2 will have a material impact on the company’s financial condition or results of operations or liquidity.

Liquidity and Capital Resources

At the end of the first six months of 2004, TI’s debt-to-total-capital ratio was 0.06, down from 0.07 at the end of 2003. This ratio reflects the company’s view that it is prudent to maintain a low debt level considering the volatile nature of the semiconductor industry.

In the first six months of 2004, cash flow from operations was $899 million, up $325 million from the year ago period due to higher net income partially offset by an increase in working capital.

Net cash used in investing activities was $820 million for the first six months of 2004 compared with $261 million for the same period a year ago due to increased additions to property, plant and equipment.

For the first six months of 2004, net cash used in financing activities increased to $277 million from $249 million in the year-ago period. The company used $285 million of cash to repurchase approximately 10 million shares of its common stock in the first six months of 2004, compared with $109 million used to repurchase approximately 6 million shares of its common stock in the year-ago period. These repurchases are intended to neutralize the potential dilutive effect of shares expected to be issued upon exercise of stock options under the company’s long-term incentive and employee stock purchase plans. Also, the company paid a total of $74 million of common stock dividends in each period.

The company’s primary source of liquidity is $1623 million of cash and cash equivalents, $2311 million of short-term investments, and $1600 million of long-term cash investments, totaling $5534 million. Another source of liquidity is authorized borrowings of $500 million for commercial paper, backed by a 364-day revolving credit facility, which is currently not utilized. As of June 30, 2004, the company also had equity investments of $254 million.

In the third quarter of 2004, TI’s $400 million 7 percent notes will mature and be paid using available cash.

TI expects that 2004 earnings as compared with 2003 will continue to reflect revenue growth and higher operating margins. The company made an accrual for profit sharing in the first and second quarters of 2004 and expects to make an accrual for the remaining two quarters. Profit sharing is accrued quarterly based on the company’s estimate of its full-year financial performance.

More specifically, about $100 million was accrued in the second quarter compared with about $70 million in the first quarter. Of the $30 million increase, about half was a cumulative catch-up for the first quarter. About 40 percent of the profit-sharing accrual in 2004 is expected to be allocated to cost of revenue with the remainder about evenly distributed between R&D and SG&A.

The company expects profit-sharing accruals in 2005 to decline significantly. In 2005, the company will transition to a new TI employee profit-sharing plan. In 2004, profit-sharing accruals are based on both revenue growth and operating margin for the full calendar year. While this same formula did not result in any profit sharing in the last three years, it is driving the accruals during this plan year.

The new plan provides for profit sharing to be paid based upon the company’s operating margin for the full calendar year. A minimum threshold of 10 percent operating margin must be achieved before any profit sharing is paid. Profit sharing at 10 percent operating margin will be 2 percent of eligible payroll. The maximum amount of profit sharing available under the plan is 20 percent of eligible payroll, and would only be paid when the company’s operating margin meets or exceeds 35 percent for a full calendar year. By way of example, under the current plan, TI has accrued an average of about $85 million for each quarter of the first half of 2004. Under the new plan, if TI’s operating performance for the first half of 2004 were annualized, it would result in a profit-sharing accrual of about $25-$30 million per quarter.

The semiconductor market is intensely competitive and is subject to rapid technological change and the requirement of high rates of investment for R&D and for the manufacturing factories and equipment needed to produce advanced semiconductors. For 2004, TI continues to expect R&D expense to be about $2.1 billion and capital expenditures to be about $1.3 billion. Given the nature of the semiconductor industry and the increasing complexity of technology, the company believes that it will need to continue to make significant R&D investments and capital expenditures.

The company believes it has the necessary financial resources to fund its working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.

RESTRUCTURING ACTIONS AND OTHER ITEMS

Restructuring Actions

Sensors & Controls Restructuring Action: In the second quarter of 2003, the company announced a plan to move certain production lines from Attleboro, Massachusetts to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 770 jobs through voluntary retirement and involuntary termination programs primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $60 million, primarily for severance and benefit costs. When completed at the end of 2004, the projected savings from this restructuring action are estimated to be an annualized $40 million, predominantly comprised of payroll and benefit savings. As of June 30, 2004, a total of 466 employees have been terminated and total net pretax charges of $46 million have been recorded associated with this action. Payments are expected to be completed in 2005.

Semiconductor Restructuring Action: Also, in the second quarter of 2003, the company announced a restructuring action that is expected to affect about 900 jobs in Semiconductor manufacturing operations in the U.S. and international locations, as those operations continue to become more productive with fewer people. The total cost of this restructuring action is expected to be about $85 million, primarily for severance and benefit costs. When completed at the end of 2004, the projected savings from this restructuring action are estimated to be an annualized $70 million, predominantly comprised of payroll and benefit savings. As of June 30, 2004, a total of 863 employees have been terminated and total net pretax charges of $81 million have been recorded associated with this action. Payments are expected to be completed in 2005.

For more detailed information on the restructuring actions, see Note 7 to the Financial Statements.

Other Items

Other items include the following (charges) and gains (in millions of dollars):

	For Three Months Ended		For Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Amortization of acquisition-related costs	$(19)	$(25)	$(38)	$(53)
Redemption of convertible notes	—	—	—	(10)

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 54 and 55 of Exhibit 13 to Registrant’s Form 10-K for the year ended December 31, 2003, and is incorporated by reference to such exhibit.

ITEM 4. Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 25, 2003, Qualcomm Incorporated filed a civil action against the Registrant in the Superior Court of New Castle County, Delaware. Qualcomm develops and markets digital wireless communications products based on code division multiple access (CDMA) technology. The complaint sought a declaration (a) that the Registrant breached the Patent Portfolio Agreement dated December 2, 2000, between the Registrant and Qualcomm by disclosing information concerning the business relationship between the parties in violation of the confidentiality provisions in the Agreement and (b) that as a result Qualcomm is entitled to terminate Registrant’s rights under the Agreement. The complaint also requested damages, attorneys’ fees and costs of suit. After the Registrant filed a motion to dismiss and itself filed an action in Delaware Chancery Court against Qualcomm for breach of contract, Qualcomm dismissed the Superior Court action and reasserted its claims as counterclaims in the Chancery Court case filed by the Registrant.

On June 3, 2004, the Registrant filed a motion for summary judgment on Qualcomm’s claim that the Registrant had materially breached the Agreement. On July 14, 2004, the Delaware Court of Chancery granted the Registrant’s motion for summary judgment. The Court agreed with the Registrant’s argument that its disclosure of information regarding terms of the Agreement was not a material breach of the Agreement, and that Qualcomm was not entitled to terminate the Registrant’s rights under the Agreement. On July 14, 2004, the Court also granted Qualcomm’s motion for summary judgment on the Registrant’s claim that Qualcomm had breached the Agreement. The Court is expected to consider Qualcomm’s claims against the Registrant for damages, attorneys’ fees and costs for a non-material breach of the Agreement at a trial later this year. The Registrant believes it has meritorious defenses against such claims.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table contains information regarding the Registrant’s repurchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2004	1,954,254	$27.20	1,954,254	22,933,748
May 1 through May 31, 2004	1,955,254	$25.32	1,955,254	20,978,494
June 1 through June 30, 2004	367,254	$23.69	367,254	20,611,240

Total	4,276,762	$26.04	4,276,762	20,611,240

(1)	All shares were purchased under the Registrant’s publicly announced stock repurchase program. All repurchases were open-market purchases.
(2)	On February 20, 2003, the Registrant announced that its Board of Directors approved the repurchase of up to 18 million shares of TI common stock. On February 19, 2004, the Registrant announced that its Board of Directors approved the repurchase of up to 21 million additional shares of TI common stock. No expiration date has been specified for these repurchase authorizations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on April 15, 2004, in addition to the election of directors, the stockholders voted upon the board proposal and one stockholder proposal contained in the Registrant’s Proxy Statement dated March 12, 2004.

The Board nominees were elected as directors with the following vote:

Nominee	For	Withheld
James R. Adams	1,484,842,234	55,702,380
David L. Boren	1,442,809,027	97,735,587
Daniel A. Carp	1,509,805,512	30,739,102
Thomas J. Engibous	1,500,953,393	39,591,221
Gerald W. Fronterhouse	1,483,148,636	57,395,978
David R. Goode	1,420,275,162	120,269,452
Wayne R. Sanders	1,443,665,085	96,879,529
Ruth J. Simmons	1,491,870,490	48,674,124
Richard K. Templeton	1,501,283,914	39,260,700
Christine Todd Whitman	1,442,366,764	98,177,850

The Board proposal was approved with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non- Votes)	Broker Non-Votes
Board proposal to ratify the appointment of Ernst & Young LLP as the Registrant’s independent auditors	1,458,284,017	72,624,754	9,637,169	—

The stockholder proposal was approved with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non-Votes)	Broker Non-Votes
Stockholder proposal regarding expensing of stock options	738,565,209	518,284,510	32,627,232	251,068,989

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Designation of Exhibits in This Report	Description of Exhibit
11	Computation of Earnings Per Common and Dilutive Potential Common Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

During the quarter ended June 30, 2004, the Registrant filed the following reports on Form 8-K: a Form 8-K dated April 14, 2004, attaching as an exhibit its first quarter earnings release, and a Form 8-K dated June 7, 2004, attaching as an exhibit its press release updating the Registrant’s outlook for the second quarter of 2004.

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

Date: July 30, 2004