Form 10-Q
period 2004-09-30
TEXAS INSTRUMENTS INC
filed 2004-11-04
CIK 97476

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

1,727,924,832

Number of shares of Registrant’s common stock outstanding as of

September 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except per-share amounts)

	For Three Months Ended		For Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Operations
Net revenue	$3,250	$2,533	$9,427	$7,064
Operating costs and expenses:
Cost of revenue	1,761	1,503	5,135	4,296
Research and development	483	468	1,491	1,300
Selling, general and administrative	349	313	1,078	941

Total	2,593	2,284	7,704	6,537

Profit from operations	657	249	1,723	527
Other income (expense) net	62	143	149	193
Interest on loans	4	8	19	31

Income before income taxes	715	384	1,853	689
Provision (benefit) for income taxes	152	(63)	482	4

Net income	$563	$447	$1,371	$685

Diluted earnings per common share	$.32	$.25	$.77	$.39

Basic earnings per common share	$.33	$.26	$.79	$.40

Cash dividends declared per share of common stock.	$.021	$.021	$.064	$.064

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars, except share amounts)

	Sept. 30, 2004	Dec. 31, 2003
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$1,674	$1,818
Short-term investments	2,312	2,511
Accounts receivable, net of allowances for customer adjustments and doubtful accounts of $45 million in 2004 and $47 million in 2003	1,965	1,451
Inventories:
Raw materials	122	106
Work in process	885	624
Finished goods	349	254

Inventories	1,356	984

Deferred income taxes	451	449
Prepaid expenses and other current assets	541	496

Total current assets	8,299	7,709

Property, plant and equipment at cost	9,830	9,549
Less accumulated depreciation	(5,711)	(5,417)

Property, plant and equipment (net)	4,119	4,132

Long-term cash investments	1,631	1,335
Equity investments	248	265
Goodwill	693	693
Acquisition-related intangibles	125	169
Deferred income taxes	476	626
Other assets	546	581

Total assets	$16,137	$15,510

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion long-term debt	$10	$437
Accounts payable and accrued expenses	1,550	1,496
Income taxes payable	124	250
Accrued retirement and profit sharing contributions	208	17

Total current liabilities	1,892	2,200

Long-term debt	373	395
Accrued retirement costs	591	628
Deferred income taxes	63	59
Deferred credits and other liabilities	322	364

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: 2004 – 1,738,141,785; 2003 – 1,737,739,654	1,738	1,738
Paid-in capital	789	901
Retained earnings	10,795	9,535
Less treasury common stock at cost:
Shares: 2004 – 10,216,953; 2003 – 5,401,665	(248)	(135)
Accumulated other comprehensive income (loss)	(170)	(159)
Unearned compensation	(8)	(16)

Total stockholders’ equity	12,896	11,864

Total liabilities and stockholders’ equity	$16,137	$15,510

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

(In millions of dollars)

	For Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003
Cash Flows
Cash flows from operating activities:
Net income	$1,371	$685
Depreciation	1,089	1,058
Amortization of acquisition-related costs	54	79
Purchased in-process research and development	—	23
Write-downs of equity investments	11	34
Gains on sale of equity investments	(12)	(114)
Deferred income taxes	109	(99)
(Increase) decrease in working capital (excluding cash and cash equivalents, short-term investments, deferred income taxes, and loans payable and current portion long-term debt):
Accounts receivable	(518)	(282)
Inventories	(372)	(205)
Prepaid expenses and other current assets	(91)	(90)
Accounts payable and accrued expenses	45	216
Income taxes payable	(4)	6
Accrued retirement and profit sharing contributions	191	(4)
Decrease in noncurrent accrued retirement costs	(80)	(138)
Other	48	(85)

Net cash provided by operating activities	1,841	1,084

Cash flows from investing activities:
Additions to property, plant and equipment	(1,087)	(527)
Purchases of short-term investments	(1,426)	(1,564)
Sales and maturities of short-term investments	2,814	2,547
Purchases of long-term cash investments	(1,596)	(1,754)
Sales of long-term cash investments	101	354
Purchases of equity investments	(16)	(19)
Sales of equity investments	31	364
Acquisition of businesses, net of cash acquired	—	(128)

Net cash used in investing activities	(1,179)	(727)

Cash flows from financing activities:
Payments on loans payable	(6)	(8)
Payments on long-term debt	(428)	(415)
Dividends paid on common stock	(110)	(111)
Sales and other common stock transactions	116	80
Common stock repurchase program	(383)	(169)
Decrease in current assets for restricted cash	—	261

Net cash used in financing activities	(811)	(362)
Effect of exchange rate changes on cash	5	(1)

Net decrease in cash and cash equivalents	(144)	(6)
Cash and cash equivalents, January 1	1,818	949

Cash and cash equivalents, September 30	$1,674	$943

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

1.	Diluted earnings per common share are based on average common and dilutive potential common shares outstanding (1759.3 and 1766.8 million shares for the third quarters of 2004 and 2003 and 1770.7 and 1761.5 for the nine months ended Sept. 30, 2004 and 2003).

2.	Results for the third quarter of 2003 include, in millions of dollars, an investment gain of $106 in other income (expense) net from the sale of 24.7 million shares of Micron Technology, Inc. common stock and a charge of $23 for purchased in-process R&D costs from the Radia Communications, Inc. acquisition.

3.	Income for the first quarter of 2003 includes, in millions of dollars, a charge of $10 in other income (expense) net from the redemption of $250 million principal amount of 4.25% convertible subordinated notes due 2007 that were originally issued by Burr-Brown Corporation, which was acquired by the company in August 2000.

4.	The components of total comprehensive income, net of tax, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30 2004	Sept. 30, 2003
Net income	$563	$447	$1,371	$685
Change in unrealized gain (loss) on available-for-sale investments	4	(7)	(16)	72
Change in minimum pension liability	4	109	5	85

Total comprehensive income	$571	$549	$1,360	$842

5.	The company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option compensation cost is reflected in net income, as all options (except options granted under the company’s employee stock purchase plans and acquisition-related stock option awards) granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions of dollars, except per-share amounts).

	For Three Months Ended		For Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income, as reported	$563	$447	$1,371	$685

Add: Stock-based employee compensation expense included in reported net income, net of tax	3	2	9	7

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(89)	(109)	(281)	(324)

Adjusted net income	$477	$340	$1,099	$368

Earnings per common share:
Diluted - as reported	$.32	$.25	$.77	$.39

Diluted - as adjusted	$.27	$.19	$.62	$.21

Basic - as reported	$.33	$.26	$.79	$.40

Basic - as adjusted	$.28	$.20	$.63	$.21

6.	Components of net periodic employee benefit cost (in millions of dollars):

	U.S. Pension		Retiree Medical		Non-U.S. Pension
For the three months ended September 30,	2004	2003	2004	2003	2004	2003
Service cost	$7	$7	$1	$—	$12	$12
Interest cost	11	10	5	4	11	8
Expected return on assets	(12)	(11)	(4)	(4)	(11)	(7)
Amortization of transition obligation	—	—	—	—	1	1
Amortization of prior service cost	—	—	(2)	—	1	—
Amortization of net actuarial loss	5	6	2	1	5	5

Net periodic benefit cost	$11	$12	$2	$1	$19	$19

(Income)/loss recognition due to settlements or curtailments	$1	$—	$—	$—	$—	$—

Cost of special termination benefits	$—	$—	$—	$—	$—	$—

	U.S. Pension		Retiree Medical		Non-U.S. Pension
For the nine months ended September 30,	2004	2003	2004	2003	2004	2003
Service cost	$20	$21	$2	$1	$35	$34
Interest cost	32	34	16	16	30	23
Expected return on assets	(35)	(31)	(12)	(14)	(29)	(20)
Amortization of transition obligation	—	—	—	—	1	1
Amortization of prior service cost	—	—	(5)	(2)	1	1
Amortization of net actuarial loss	15	17	8	2	15	15

Net periodic benefit cost	$32	$41	$9	$3	$53	$54

(Income)/loss recognition due to settlements or curtailments	$3	$5	$(1)	$—	$—	$—

Cost of special termination benefits	$1	$3	$1	$2	$—	$—

The company expects to make tax deductible discretionary contributions of $168 million to its U.S. retirement plans during the fourth quarter of 2004.

7.	In Dec. 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted in the U.S. The Act introduced a prescription drug benefit under Medicare as well as a nontaxable federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit (Medicare Part D). In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-2), which addresses the accounting and disclosure requirements associated with the effects of the Act.

The company has concluded based on information provided by its actuaries that its postretirement benefit plans providing prescription drug benefits are currently actuarially equivalent to Medicare Part D and has therefore elected to recognize the effects of the Act on its postretirement benefit plans by implementing the provisions of FSP 106-2 prospectively as of July 1, 2004. The company has reduced its accumulated postretirement benefit obligation (APBO) for the effect of the subsidy related to benefits attributed to prior service by $53 million. This is reflected as an actuarial experience gain and will be amortized over future periods. In addition, the subsidy will reduce current period service costs and related interest costs on the APBO. The estimated total effect of the subsidy is expected to reduce annual postretirement benefit expense by approximately $7 million. For the quarter ended Sept. 30, 2004 the reduction in postretirement benefit expense was $2 million, reflecting $1 million for the amortization of the actuarial experience gain and lower interest costs on the APBO of $1 million.

8.	RESTRUCTURING ACTIONS

Income for the third quarter of 2004 includes a charge of $5 million for restructuring actions initiated in the second quarter of 2003. The $5 million restructuring charge is primarily for severance and benefit costs and is included in cost of revenue.

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

Income for the third quarter of 2003 includes a charge of $56 million for restructuring actions initiated in the second quarter of 2003. The $56 million restructuring charge is primarily for severance and benefit costs. Of the $56 million, $48 million is included in cost of revenue, $7 million is in selling, general and administrative expense and $1 million is in research and development expense.

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

Further details of these restructuring actions follow:

Sensors & Controls Restructuring Action: In the second quarter of 2003, the company announced a plan to move certain production lines from Attleboro, Massachusetts to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 915 jobs through voluntary retirement and involuntary termination programs, primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $63 million, primarily for severance and benefit costs. Included in this total cost is the company’s third-quarter 2004 decision to move additional production lines from Attleboro, affecting about 145 additional jobs. In connection with this action, completion of the relocation of production lines was extended one year through the end of 2005 in order to accommodate commitments to customers and minimize disruption to their production plans. As of Sept. 30, 2004, a total of 510 employees have been terminated and total net pretax charges of $50 million have been recorded associated with this action. Payments are expected to be completed in 2006.

In the third quarter of 2004, the company recorded net pretax charges in cost of revenue of $4 million, primarily for severance and benefit costs. The total number of employees affected was 56 at the Attleboro location.

In the second quarter of 2004, the company recorded net pretax charges in cost of revenue of $3 million, primarily for severance and benefit costs. The total number of employees affected was 132 at the Attleboro location.

In the first quarter of 2004, the company recorded net pretax charges of $3 million, primarily for severance and benefit costs. Of the $3 million, $2 million was included in cost of revenue and $1 million was included in selling, general and administrative expense. The total number of employees affected was 6.

In the third quarter of 2003, the company recorded net pretax charges of $8 million, primarily for severance and benefit costs. Of the $8 million, $7 million is included in cost of revenue and $1 million is included in selling, general and administrative expense. The total number of employees affected was 90, primarily at the Attleboro and Japan locations.

In the second quarter of 2003, the company recorded net pretax charges of $26 million, primarily for severance and benefit costs. Of the $26 million, $22 million was included in cost of revenue and $4 million was included in selling, general and administrative expense. The total number of employees affected was 183, primarily at the Attleboro location.

Semiconductor Restructuring Action: Also, in the second quarter of 2003, the company announced a restructuring action that is expected to affect about 890 jobs in Semiconductor manufacturing operations in U.S. and international locations, as those operations continue to become more productive with fewer people. The total cost of this restructuring action is expected to be about $82 million. As of Sept. 30, 2004, a total of 868 employees have been terminated and total net pretax charges of $82 million have been recorded associated with this action. Payments are expected to be completed in 2005.

In the third quarter of 2004, the company recorded net pretax charges in cost of revenue of $1 million, primarily for severance and benefit costs. The total number of employees affected was 5.

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

In the third quarter of 2003, the company recorded net pretax charges of $48 million, primarily for severance and benefit costs. Of the $48 million, $41 million is included in cost of revenue, $6 million is included in selling, general and administrative expense, and $1 million is in research and development expense. The total number of employees affected was 553, primarily at U.S. and Japan locations.

In the second quarter of 2003, the company recorded net pretax charges of $23 million, primarily for severance and benefit costs. Of the $23 million, $21 million was included in cost of revenue and $2 million was included in selling, general and administrative expense. The total number of employees affected was 109, primarily at U.S. and Germany locations.

Semiconductor Restructuring Action: In late 2002, the company announced a plan to involuntarily terminate about 500 employees, primarily in manufacturing operations, to align resources with market demand. In the third and fourth quarters of 2002, the company terminated 54 and 434 employees, respectively. Of the total 488 employees terminated, 450 were in U.S. locations while the remaining employees were in some of the company’s international locations. The company recorded net pretax charges of $17 million for severance and benefit costs, of which $11 million was included in the cost of revenue, $4 million in selling, general and administrative expense, and $2 million in research and development expense. As of Sept. 30, 2004, all employees have been terminated and a balance of $1 million of severance and benefit costs remains to be paid. Payments are expected to be completed in 2004.

Prior Actions: In the first quarter of 2001, the company began an aggressive worldwide cost-reduction plan to limit the impact of reduced revenue on profitability. The elements of the cost-reduction plan were a voluntary retirement program, involuntary terminations and the consolidation of certain manufacturing operations including the closing of three Semiconductor facilities. One of the facilities was sold in 2001, one of the facilities was sold in 2003, and the remaining facility was sold in the third quarter of 2004. As of Sept. 30, 2004, all employees have been terminated and a balance of $17 million of severance and benefit costs associated with the international actions remains to be paid. Payments are expected to continue through 2008, of which $2 million is to be paid in 2004, $6 million in 2005, $4 million in 2006, $3 million in 2007 and $2 million in 2008.

In the years prior to 2001, actions were taken to terminate employees primarily in the company’s European locations. As of Sept. 30, 2004, a balance of $1 million in severance and benefit costs remains to be paid. Payments are expected to be completed in 2004.

The following is a reconciliation of individual restructuring accruals (in millions of dollars).

			2001	2002	2003		2004
Description*	Total	Balance, Prior Actions Primarily Severance	SC International Restructuring Actions	SC Severance Action	S&C Severance Action	SC Severance Action	S&C Severance Action	SC Severance Action
BALANCE DEC. 31, 2003	$58	$3	$24	$1	$15	$15

CHARGES:
Severance charges	3						$2	$1
Non-cash acceleration of depreciation	2						1	1
DISPOSITIONS:
Severance payments	(13)	(1)	(3)		(4)	(4)	(1)
Non-cash transfer to accumulated depreciation	(2)						(1)	(1)

BALANCE MARCH 31, 2004	48	2	21	1	11	11	1	1

CHARGES:
Severance charges	3						2	1
Non-cash acceleration of depreciation	1						1
DISPOSITIONS:
Severance payments	(7)		(2)		(1)	(2)	(2)
Non-cash transfer to accumulated depreciation	(1)						(1)

BALANCE JUNE 30, 2004	44	2	19	1	10	9	1	2

CHARGES:
Severance charges	4						3	1
Non-cash acceleration of depreciation	1						1
DISPOSITIONS:
Severance payments	(8)	(1)	(2)		(2)	(2)		(1)
Non-cash transfer to accumulated depreciation	(1)						(1)

BALANCE SEPT. 30, 2004	$40	$1	$17	$1	$8	$7	$4	$2

Note: All charges/dispositions are cash items unless otherwise noted.

*	Abbreviations
SC	= Semiconductor
S&C	= Sensors & Controls

9.	Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of Sept. 30, 2004, the auditors have issued audit reports on 12 of the projects. The Ministry of Industry is responsible for reviewing the auditors’ findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. TI believes that the grants were obtained and used in compliance with applicable law and contractual obligations. In the third quarter of 2004, agreement was reached on the partial settlement of matters relating to one of the more significant grants. As of Sept. 30, 2004, the Ministry has published final concession decrees on nine of the projects representing approximately $135 million of grants. TI does not expect the outcome to have a material impact on the company’s financial condition, results of operations or liquidity.

10.	Business segment information follows:

	For Three Months Ended		For Nine Months Ended
Business Segment Net Revenue	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Semiconductor
Trade	$2,785	$2,115	$8,140	$5,901
Intersegment	1	3	3	12

	2,786	2,118	8,143	5,913

Sensors & Controls
Trade	275	242	848	753
Intersegment	1	1	2	4

	276	243	850	757

Educational & Productivity Solutions
Trade	190	177	439	410

Corporate activities	(2)	(5)	(5)	(16)

Total net revenue	$3,250	$2,533	$9,427	$7,064

	For Three Months Ended		For Nine Months Ended
Business Segment Profit	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Semiconductor	$582	$264	$1,573	$536
Sensors & Controls	66	58	218	187
Educational & Productivity Solutions	83	73	160	145
Corporate activities	(52)	(41)	(160)	(135)
Charges/gains and acquisition-related amortization,	(21)	1	(68)	(111)
Interest on loans/other income (expense) net, excluding a first-quarter 2003 charge of $10, a third-quarter 2003 gain of $106, included above in Charges/gains and acquisition-related amortization	57	29	130	67

Income before income taxes	$715	$384	$1,853	$689

11.	Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. As of the end of the third quarter, the estimated annualized tax rate for 2004 is 26 percent. The primary reason the estimated tax rate for 2004 declined from the previous estimate of 29 percent is the increase in the estimated U.S. tax benefit for export sales. Including year-to-date catch-up adjustments, the third quarter effective tax rate was 21 percent. The effect of the change in rates, including the impact of the cumulative catch-up, was a reduction of income tax expense for the third quarter of $55 million or $.03 per share. The primary reason the estimated annualized tax rate for 2004 differs from the 35 percent statutory corporate tax rate is due to the effect of non-U.S. tax rates and the expected utilization of various tax benefits such as the benefit from export sales and the credit for research activities.

The company’s third quarter financial statements are presented based upon the tax laws in effect as of Sept. 30, 2004 as required by GAAP. The passage of the Working Families Tax Relief Act of 2004, which included the extension of the federal research tax credit, which was signed into law on Oct. 4, 2004, will favorably impact the year’s estimated tax rate. The effect of the reinstated credit is not included in the company’s third-quarter results. Therefore, the company expects to reflect a catch-up adjustment in the fourth quarter to reduce the effective tax rate for the year by 1 percentage point to 25 percent.

As of Sept. 30, it was the company’s intention to continue to indefinitely reinvest a portion of its undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred U.S. tax liability has been recorded in connection therewith. On Oct. 22, 2004, The American Jobs Creation Act of 2004 (the Jobs Creation Act) was signed into law. One of the provisions of the Jobs Creation Act allows a corporation to claim a special tax deduction for certain qualifying earnings that are repatriated from non-U.S. subsidiaries during a one-year qualifying period. This special deduction will have the effect of substantially reducing the U.S. tax rate applicable to non-U.S. subsidiary earnings that are repatriated and eligible for this benefit. TI is currently studying the new rules under the Jobs Creation Act to determine, among the other items therein that may impact the company, the extent to which TI might decide to increase the level of repatriation of non-U.S. earnings and elect to apply the reduced rate of U.S. tax to such earnings. TI is unable at this time to determine the impact this new tax law will have on its results of operations or financial condition.

12.	The statement of operations and statement of cash flows for the periods ended Sept. 30, 2004 and 2003, and the balance sheet as of Sept. 30, 2004, are not audited but reflect all adjustments that are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown.

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

TI also outsources a portion of its product manufacturing to outside suppliers (foundries and assembly/test subcontractors), which reduces the amount of capital expenditures and subsequent depreciation required to meet customer demands, as well as fluctuations in profit margins. Outside foundries provide about 20 percent of TI’s total capacity heeds, including up to approximately 50 percent of TI’s advanced logic capacity. Advanced logic is the company’s most capital intensive capacity.

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

As discussed more fully below, one factor affecting the company’s financial results this year is the company’s accrual of profit sharing. The company accrues profit sharing based on how it expects the company to perform for the year in total. The accrual in a given quarter is based on the company’s expectations at that time as to annual performance. Currently the accrual is determined by a formula that considers both revenue growth rate and operating margin. If annual performance expectations change, prior quarters’ under- or over-accruals would be comprehended through a cumulative catch-up in the quarter in which the company’s expectations change. For the years 2001 through 2003, the company’s profit-sharing formula did not result in any profit sharing. The company accrued about $25 million for profit sharing in the third quarter of 2004, compared with about $100 million in the second quarter. The decrease in the accrual reflects a downward adjustment of the company’s expectations for its 2004 performance. About 40 percent of the profit-sharing accrual is included in cost of revenue with the remainder about evenly distributed between research and development (R&D) and selling, general and administrative (SG&A). See the “Liquidity and Capital Resources” discussion below for additional discussion of profit sharing.

Third Quarter 2004 Results

TI’s third-quarter 2004 revenue was $3250 million, about even with the second quarter and up 28 percent from the year-ago quarter. Revenue from the company’s wireless and Digital Light Processing™ (DLP™) semiconductor products reached record levels for the second consecutive quarter. Strong sequential growth in these areas offset declines in other areas, primarily in standard products, which were affected by ongoing inventory adjustments, especially in distribution channels.

Compared with the third quarter of last year, the increase in TI’s revenue reflected double-digit growth across all of the company’s major Semiconductor operations, with particularly strong shipments due to increased demand for, in decreasing order, wireless, DLP and high-performance analog products.

In the segments of TI’s business, Semiconductor revenue was about even sequentially and up 31 percent from a year ago. Sensors & Controls revenue seasonally declined 5 percent from the prior quarter, and increased 14 percent from the year-ago period due to higher shipments resulting from broad-based demand. E&PS revenue increased 13 percent sequentially primarily due to higher shipments resulting from seasonal back-to-school demand, and 8 percent from the year-ago period primarily due to higher shipments resulting from strong retail demand for new graphing calculators.

Earnings per share (EPS) for the quarter were $0.32.

TI’s operating profit in the third quarter more than doubled from a year ago to reach an all-time high. The value of TI’s diverse product portfolio was evident as weaker revenue from standard products was offset by record revenue from both wireless and DLP products. In wireless, TI has achieved early leadership in the universal mobile telecommunications system (UMTS) market. UMTS is widely expected to be the prevalent global standard for third-generation (3G) cell phones. A strong majority of 3G cell phones using the UMTS standard are based on TI digital signal processors and OMAP™ application processors. (OMAP processors are high-performance processors that enable multimedia applications in cell phones and other electronic devices.) Likewise, in the nascent market for digital televisions, the company’s DLP technology is now outselling plasma in the North American market for big-screen TVs.

However, the company’s operating environment is not without challenges. In the third quarter of 2004, distributors and customers adjusted semiconductor inventories, and these adjustments have continued into the fourth quarter. In response, the company took action in the third quarter to sharply reduce production loadings, which should enable it to exit the year with lower inventory levels. The company also tightened expense controls across the board.

In this more uncertain environment, TI’s operational flexibility has resulted in a more stable financial model for the company. The company’s manufacturing strategy combines internal and foundry capacity and is intended to keep TI’s most capital-intensive, advanced-logic factories more utilized as the market expands and contracts. This strategy proved successful in the third quarter as utilization in TI’s advanced-logic factories remained high. In addition, this strategy has allowed the company to reduce capital spending.

A separate discussion of operating results by segment is presented below.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statement of Operations – Selected Items

(In millions of dollars, except per-share amounts)

	For Three Months Ended
	Sept. 30 2004	June 30 2004	Sept. 30 2003
Revenues by segment:
Semiconductor	$2,786	$2,784	$2,118
Sensors & Controls	276	290	243
E&PS	190	169	177
Intercompany elimination and other	(2)	(2)	(5)

Net revenue	$3,250	$3,241	$2,533
Operating costs and expenses:
Cost of revenue	1,761	1,760	1,503
Gross profit	1,489	1,481	1,030
Gross profit % of revenue	45.8%	45.7%	40.7%
Research and development (R&D)	483	514	468
R&D % of revenue	14.9%	15.8%	18.5%
Selling, general and administrative (SG&A)	349	375	313
SG&A % of revenue	10.7%	11.6%	12.3%

Total	2,593	2,649	2,284

Profit from operations	657	592	249
Operating income % of revenue	20.2%	18.3%	9.8%
Other income (expense) net	62	38	143
Interest on loans	4	8	8

Income before income taxes	715	622	384
Provision (benefit) for income taxes	152	181	(63)

Net income	$563	$441	$447

Diluted earnings per common share	$.32	$.25	$.25

Details of Financial Results

In the third quarter of 2004, TI revenue of $3250 million increased $9 million sequentially, and $717 million from the year-ago quarter primarily due to increased shipments resulting from higher demand for the company’s Semiconductor products.

Gross profit for the quarter of $1489 million was about even sequentially as a reduction in the profit-sharing accrual was offset by the higher expense that resulted from lower utilization of Semiconductor’s manufacturing assets, particularly for production of analog products. Compared with the year-ago quarter, gross profit increased by $459 million, or 45 percent, as a result of higher revenue. Also favorably affecting the comparison with the year-ago quarter were lower restructuring charges.

Gross profit margin for the quarter was 45.8 percent of revenue, compared with 45.7 percent sequentially and 40.7 percent from the year-ago quarter. The higher gross profit margin as compared to the year-ago quarter was primarily due to higher revenue.

R&D expense for the quarter was $483 million, or 14.9 percent of revenue, compared with $514 million, or 15.8 percent of revenue, in the prior quarter and $468 million, or 18.5 percent of revenue, in the year-ago quarter. The sequential decline in R&D expense was primarily due to the lower profit-sharing accrual and, to a lesser degree, additional expense reductions. Compared with the year-ago quarter, which included a $23 million in-process R&D charge associated with an acquisition, R&D expense increased as a result of higher product development expenses in Semiconductor, especially for wireless products.

SG&A expense for the quarter was $349 million, or 10.7 percent of revenue, compared with $375 million, or 11.6 percent of revenue, in the prior quarter. The decrease in SG&A sequentially was due to the lower profit-sharing accrual. Compared with the year-ago quarter, SG&A expense was up $36 million primarily due to higher marketing expenses, particularly in Semiconductor.

Operating profit for the quarter of $657 million, or 20.2 percent of revenue, increased $65 million sequentially due to lower operating expenses. Compared with the year-ago quarter, operating profit increased $408 million due to higher gross profit that more than offset higher operating expenses. Included in operating profit for the year-ago quarter were restructuring charges of $56 million, compared with $5 million in the third quarter of 2004, most of which is allocated to cost of revenue.

Other income and expense (OI&E) for the third quarter 2004 of $62 million increased $24 million from the prior quarter due to the partial settlement of matters related to grants from the Italian government regarding TI’s former memory business operations. Compared with the year-ago quarter, OI&E decreased $81 million due to a pre-tax gain of $106 million recorded in the third quarter of 2003 related to the sale of Micron Technology, Inc. (Micron) common stock.

At the end of the third quarter, the estimated annualized tax rate for 2004 was 26 percent, compared with the prior estimate of 29 percent reflected in second-quarter results. The reason for the decline in the estimated annualized tax rate, versus the estimated rate used in the second quarter, is primarily an increase in the estimated U.S. tax benefit for export sales. Including year-to-date catch-up adjustments, the third-quarter effective tax rate was 21 percent. The effect of the change in rates, including the impact of the cumulative catch-up, was a reduction of income tax expense for the third quarter of $55 million.

Included in the 2003 third-quarter income-tax amount was the recognition of a previously reserved tax benefit of $162 million associated with TI’s impairment write-down of Micron common stock in the fourth quarter of 2002. Excluding the recognition of this tax benefit, the effective tax rate for the third quarter of 2003 was 26 percent. The decline in the effective tax rate to 21 percent for the third quarter of 2004, versus the year-ago quarter, was primarily due to the increase in the estimated U.S. tax benefit for export sales.

The primary reason the estimated annualized tax rate for 2004 of 26 percent differs from the 35 percent statutory corporate tax rate is due to the effect of non-U.S. tax rates and, to a lesser extent, various tax benefits such as for export sales and the credit for research activities.

Net income was $563 million, or $0.32 per share, an increase of $122 million sequentially due to higher operating profit and, to a lesser extent, lower taxes. Compared with the year-ago quarter, net income increased $116 million primarily due to higher operating profit, which more than offset higher taxes and, to a lesser extent, lower OI&E.

TI orders of $3019 million decreased 7 percent sequentially primarily due to lower demand for Semiconductor products and, to a lesser extent, a seasonal decline in E&PS demand. Compared with the year-ago quarter, TI orders increased 13 percent due to higher demand for Semiconductor products. Semiconductor orders were $2623 million, down 5 percent sequentially primarily due to lower demand for standard products sold through distribution channels, which more than offset higher demand for, in decreasing order, wireless and DLP products. Compared with the year-ago quarter, Semiconductor orders increased 14 percent due to higher demand across a broad range of products.

Semiconductor

In the third quarter, Semiconductor revenue of $2786 million was even sequentially, and up 31 percent from the year-ago quarter as shipments across a broad range of products, especially (in decreasing order) wireless, DLP and high-performance analog, increased as a result of higher demand. The company believes the year-on-year growth rate reflects market share gains for TI when compared with the industry overall, as well as in the company’s strategic focus areas of DSP and analog.

Semiconductor revenue was affected by inventory adjustments, especially in the distribution channels. Standard products predominantly sold through the distribution channels, including high-performance analog and commodity logic and linear products, were the most significantly affected. This was more than offset by the second consecutive quarter of record revenue from wireless and DLP products resulting from higher shipments due to increased demand.

Gross profit was $1287 million, or 46.2 percent of revenue, about even with the prior quarter as a reduction in the profit-sharing accrual was offset by the higher expense that resulted from lower utilization of Semiconductor’s manufacturing assets, particularly for production of analog products. Compared with the year-ago quarter, gross profit increased $388 million primarily due to higher revenue.

Operating profit was $582 million, or 20.9 percent of revenue, up $56 million sequentially due to lower operating expenses that resulted from the lower profit-sharing accrual and, to a lesser degree, other expense reductions. Compared with the year-ago quarter, operating profit increased $318 million due to higher gross profit.

Analog revenue decreased 5 percent sequentially primarily due to lower shipments that resulted from weaker demand for standard products, including, in decreasing order, high-performance analog and commodity linear products, which both are predominantly sold through distribution channels. Compared with the year-ago quarter, analog revenue increased 29 percent primarily due to increased shipments resulting from higher demand for high-performance analog products and for analog products used in wireless cell-phone applications. Revenue from TI’s high-performance analog products decreased 7 percent sequentially primarily due to distributor inventory adjustments, and increased 41 percent from the year-ago quarter due to higher demand. Analog revenue for the first nine months of 2004 was about 40 percent of total Semiconductor revenue.

DSP revenue increased 6 percent sequentially and 33 percent from the year-ago quarter due to increased shipments resulting from higher demand in the wireless market. Catalog DSP declined 8 percent sequentially due to distributor inventory corrections, and was up 45 percent from the year-ago quarter due to increased shipments resulting from higher demand. For the first nine months of 2004, DSP revenue was approximately 35 percent of total Semiconductor revenue.

TI’s remaining Semiconductor revenue was even sequentially, and increased 34 percent compared with the year-ago quarter primarily due to higher shipments as a result of demand for DLP products.

Revenue from DLP products grew 8 percent sequentially and almost doubled from the year-ago quarter. DLP products are micro-electromechanical systems that use optical semiconductors to manipulate light digitally; end applications include front projectors and high-definition television sets.

Standard logic and reduced instruction-set computing (RISC) microprocessors revenue declined sequentially while microcontroller revenue was about even. Compared with the year-ago quarter, revenue generated by each of these products expanded at double-digit rates.

Results for TI Semiconductor products sold into key end equipment markets were as follows:

•	Wireless had a strong quarter both in cell phone and infrastructure. Wireless revenue increased 5 percent sequentially and 40 percent from the year-ago quarter primarily due to increased shipments resulting from higher overall demand from major original equipment manufacturers, including higher demand for TI’s 3G UMTS modem products. UMTS products are compatible with the wideband code division multiple access (W-CDMA), general packet radio service (GPRS) and global system for mobile communications (GSM) cellular standards. Growth in shipments to major original equipment manufacturers more than offset a sequential decline in shipments of wireless chipsets that are mostly sold to original design manufacturers in Asia and local manufacturers in China.

•	Broadband communications revenue includes DSL and cable modems, voice over Internet protocol (VoIP) and wireless LAN (WLAN). Broadband communications revenue increased 2 percent sequentially as increased shipments resulting from higher demand for the company’s VoIP, cable modem and WLAN products offset lower shipments for DSL products. The lower shipments of DSL products resulted from lower demand. Compared with the year-ago quarter, broadband revenue increased 32 percent primarily due to increased shipments resulting from higher demand for VoIP, and, to a lesser extent, cable modem products.

Sensors & Controls

Sensors & Controls revenue was $276 million, down 5 percent sequentially in a seasonally lower quarter and up $33 million, or 14 percent, from the year-ago quarter due to higher shipments resulting from broad-based demand.

Gross profit was $102 million, or 37.1 percent of revenue, a decrease of $10 million from the prior quarter primarily due to lower revenue, and up $12 million compared with the year-ago quarter primarily due to higher revenue.

Operating profit was $66 million, or 23.9 percent of revenue, a decrease of $11 million sequentially primarily due to lower gross profit.

Compared with the year-ago quarter, operating profit increased $8 million due to higher gross profit.

Educational & Productivity Solutions (E&PS)

E&PS revenue was $190 million, up $21 million sequentially due to higher shipments resulting from seasonal back-to-school demand. Compared with the year-ago quarter, revenue increased $13 million due to higher shipments resulting from strong retail demand for the company’s new graphing calculator products.

Gross profit was $114 million, or 60.1 percent of revenue, up $15 million sequentially and $11 million from the year-ago quarter due to higher revenue.

Operating profit was $83 million, or 43.8 percent of revenue, up $15 million from the prior quarter and $10 million from the year-ago quarter due to higher gross profit.

First Nine Months of 2004

For the first nine months of 2004, TI reported the following:

•	TI revenue was $9427 million, up $2363 million, or 33 percent, from the first nine months of 2003, due to increased shipments resulting from higher demand for a broad range of the company’s Semiconductor products.

•	Gross profit of $4292 million increased 55 percent compared with the year-ago period. Gross profit margin was 45.5 percent of revenue, an increase of 6.3 percentage points from the year-ago period. The increase in gross profit was due to higher revenue. The increase in gross profit margin as compared to the year-ago period was primarily due to increased factory utilization resulting from higher production of Semiconductor products associated with the increased revenue.

•	R&D expense of $1491 million was up $191 million, or 15 percent, compared with the year-ago period due to increased Semiconductor product development, particularly wireless, and, to a lesser degree, the accrual for profit sharing. R&D expense as a percent of revenue was 15.8 percent, a decrease of 2.6 percentage points compared with the year-ago period due to higher revenue. Also included in 2003 was a $23 million in-process R&D charge associated with the acquisition of Radia Communications, Inc.

•	SG&A expense of $1078 million increased $137 million, or 15 percent, from the year-ago period primarily due to the accrual for profit sharing and, to a lesser degree, higher marketing expenses. SG&A expense as a percent of revenue was 11.4 percent, a decrease of 1.9 percentage points compared with the year-ago period due to higher revenue.

•	Operating profit of $1723 million, or 18.3 percent of revenue, increased $1196 million compared with the year-ago period due to higher gross profit.

•	OI&E was $149 million, a decrease of $44 million from the first nine months of 2003 primarily due to a pre-tax gain of $106 million recognized in the third quarter of 2003 from the sale of Micron common stock partially offset by lower investment write-downs and a charge in the first quarter of 2003 for the redemption of $250 million of convertible notes.

•	The estimated annualized tax rate for 2004 was 26 percent compared with an estimated annualized rate of 24 percent for the first nine months of 2003. The increase in the estimated effective tax rate from the year-ago period reflects the increase in projected income before income taxes for 2004 versus 2003, and the fact that the estimated rate for 2004 only includes one-half year of the research credit, which expired June 30, 2004, partially offset by a larger impact of lower non-U.S. tax rates. Under the Working Families Tax Relief Act of 2004 (see Note 11 to Financial Statements for additional details), the research tax credit was reinstated retroactive to its expiration date in 2004. The effect of the reinstatement of this tax credit, which includes a catch-up adjustment, will be reflected in fourth-quarter 2004 results. TI expects this will result in a reduction of the estimated tax rate for the year to about 25 percent and a fourth-quarter estimated effective tax rate of about 21 percent.

The company’s third quarter financial statements are presented based upon the tax laws in effect as of September 30, 2004. At that time, it was the company’s intention to continue to indefinitely reinvest a portion of its undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred U.S. tax liability has been recorded in connection therewith. On October 22, 2004, The American Jobs Creation Act of 2004 (the Jobs Creation Act) was signed into law. One of the provisions of the Jobs Creation Act allows a corporation to claim a special tax deduction for certain qualifying earnings that are repatriated from non-U.S. subsidiaries during a one-year qualifying period. This special deduction will have the effect of substantially reducing the U.S. tax rate applicable to non-U.S. subsidiary earnings that are repatriated and eligible for this benefit. TI is currently studying the new rules under the Jobs Creation Act to determine, among the other items therein that may impact the company, the extent to which TI might decide to increase the level of repatriation of non-U.S. earnings and elect to apply the reduced rate of U.S. tax to such earnings. TI is unable at this time to determine the impact this new tax law will have on its results of operations or financial condition.

•	Net income for the first nine months of 2004 was $1371 million, or $0.77 per share on a diluted basis, an increase from $685 million and $0.39 per share in the year-ago period due to higher operating profit.

Semiconductor

Semiconductor revenue in the first nine months of 2004 was $8143 million, up 38 percent from the year-ago period due to increased shipments resulting from higher demand across a broad range of products, particularly (in decreasing order) wireless, high-performance analog and DLP products.

Gross profit for the first nine months was $3761 million, or 46.2 percent of revenue, compared with $2390 million and 40.4 percent in the year-ago period. The increase from the year-ago period was due to higher revenue.

Semiconductor operating profit for the first nine months was $1573 million, or 19.3 percent of revenue, up from $536 million and 9.1 percent in the year-ago period due to higher gross profit.

Sensors & Controls

Sensors & Controls revenue was $850 million in the first nine months of 2004, up 12 percent from $757 million in the year-ago period due to increased shipments resulting from higher demand across a broad range of product lines.

Gross profit for the first nine months was $324 million, or 38.2 percent of revenue, compared with $278 million and 36.8 percent in the year-ago period. The increase from the year-ago period was due to higher revenue.

Operating profit was $218 million, or 25.7 percent of revenue, up from $187 million and 24.7 percent in the first nine months of 2003. Operating profit increased primarily due to higher gross profit.

Educational & Productivity Solutions (E&PS)

E&PS revenue was $439 million for the first nine months of 2004, up 7 percent from $410 million in the year-ago period due to increased shipments resulting from higher demand for the company’s new graphing calculator products.

Gross profit for the first nine months was $250 million, or 57.1 percent of revenue, up from $230 million and 56.1 percent in the year-ago period due to higher revenue.

Operating profit for the first nine months was $160 million, up from $145 million in the year-ago period, and 36.5 percent of revenue, compared with 35.5 percent in the year-ago period, due to higher gross profit.

Financial Condition

TI’s financial condition remains strong. At September 30, 2004, total cash (cash and cash equivalents plus short-term investments and long-term cash investments) was $5617 million, compared with $5664 million at the end of 2003.

Accounts receivable of $1965 million at September 30, 2004 increased $514 million from the end of 2003 due to higher revenue from all segments. Days sales outstanding were 54 at the end of the third quarter compared with 47 at the end of 2003.

Inventory of $1356 million at the end of the third quarter increased $71 million sequentially primarily due to wireless products manufactured to support expected seasonally higher shipments in the fourth quarter. In addition, sequential inventory growth reflects factory loadings that were made in anticipation of higher third-quarter demand that did not fully materialize, these loadings were partially offset by sharp reductions in loadings made later in the quarter. Compared with the year-end 2003, inventory increased $372 million, as the company built inventory primarily to support the company’s targets for lead times and on-time deliveries for anticipated customer demand. Days of inventory at the end of the third quarter were 69, compared with 66 days at the end of the prior quarter and 56 days at the end of 2003.

Capital expenditures were $1087 million in the first nine months of 2004, compared with $527 million in the first nine months of 2003. TI’s capital expenditures in the first nine months of 2004 primarily were used to increase capacity for assembly and test operations, and for 90-nanometer wafer fabrication. 90-nanometer products benefit TI’s customers by reducing power consumption and manufacturing costs and allowing for increased integration of features on a semiconductor device.

Depreciation was $1089 million in the first nine months of 2004, up $31 million from the first nine months of 2003. TI continues to expect depreciation to be about $1.5 billion in 2004.

Liquidity and Capital Resources

At the end of the first nine months of 2004, TI’s debt-to-total-capital ratio was 0.03, down from 0.07 at the end of 2003. This ratio reflects the company’s view that it is prudent to maintain a low debt level considering the volatile nature of the semiconductor industry.

In the nine months ended September 30, 2004, cash flows from operations were $1841 million, up $757 million, or 70 percent from the year-ago period primarily due to higher net income adjusted for noncash items and gains on sales of equity investments, partially offset by an increase in working capital reflecting a higher level of business activity.

Net cash used in investing activities was $1179 million for the first nine months of 2004, compared with $727 million used for the same period a year ago. The increase in cash used reflected a $560 million increase in capital expenditures for property, plant and equipment related to the expansion of semiconductor capacity as mentioned above, partially offset by $310 million lower net purchases of both long-term and short-term cash investments. In the first nine months of 2003 the company received cash of $364 million from equity sales, primarily from the sale of Micron common stock. In addition, the company’s acquisition of Radia Communications, Inc. used approximately $128 million of cash.

For the first nine months of 2004, net cash used in financing activities was $811 million, an increase of $449 million from the same period a year ago, primarily reflecting the redemption of TI’s $400 million 7 percent notes that matured in the third quarter of 2004. The company used $383 million of cash in the first nine months of 2004 to repurchase approximately 15 million shares of its common stock, compared with $169 million used to repurchase approximately 9 million shares of its common stock in the year-ago period. These repurchases are intended to neutralize the dilutive effect of shares expected to be issued upon exercise of stock options under the company’s long-term incentive and employee stock purchase plans. Also, the company paid a total of about $110 million of common stock dividends in each period.

TI’s Board of Directors in the third quarter authorized the company to repurchase $1 billion of the company’s common stock using existing cash holdings and also increased the company’s quarterly cash dividend by more than 17 percent (new quarterly rate of $0.025 per share or annual dividend payment of $0.10 per share) to increase shareholder return. The Board of Directors declared a dividend at the new quarterly rate on October 21, 2004.

The company’s primary source of liquidity is its $1674 million of cash and cash equivalents, $2312 million of short-term investments, and $1631 million of long-term cash investments, totaling $5617 million. Another source of liquidity is authorized borrowings of $500 million for commercial paper, backed by a 364-day revolving credit facility, which is currently not utilized.

TI expects that 2004 earnings as compared with 2003 will continue to reflect revenue growth and higher operating margins. The company made an accrual for profit sharing in the first nine months of 2004 and expects to make an accrual for the remaining quarter. Profit sharing is accrued quarterly based on the company’s estimate of its full-year financial performance.

More specifically, about $25 million was accrued in the third quarter compared with about $100 million in the second quarter. Of the $75 million decrease, over half was a cumulative catch-up for the first and second quarters. In the fourth quarter, the company expects the profit-sharing accrual to increase to about $65 million.

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

The new plan provides for profit sharing to be paid based upon the company’s operating margin for the full calendar year. A minimum threshold of 10 percent operating margin must be achieved before any profit sharing is paid. Profit sharing at 10 percent operating margin will be 2 percent of eligible payroll. The maximum amount of profit sharing available under the plan is 20 percent of eligible payroll, and would only be paid when the company’s operating margin meets or exceeds 35 percent for a full calendar year. By way of example, under the current plan, TI has accrued an average of about $65 million for each of the first three quarters of 2004. Under the new plan, if TI’s operating performance for the first three quarters of 2004 were annualized, it would result in a profit-sharing accrual of about $25 to $30 million per quarter.

At the end of the third quarter of 2004, the company approved certain additional changes to existing postretirement benefit plans which increase certain benefits to employees. The effect of these changes, which will be accounted for as amendments to the company’s postretirement benefit plans, will be reflected beginning in the fourth quarter of 2004 and are estimated to increase the postretirement benefit expense by about $16 million on an annual basis and the accumulated postretirement benefit obligation by a total of about $104 million.

The semiconductor market is intensely competitive and is subject to rapid technological change and the requirement of high rates of investment for R&D and for the manufacturing factories and equipment needed to produce advanced semiconductors. For 2004, TI expects R&D expense to be about $2.0 billion and capital expenditures to be about $1.3 billion. Given the nature of the semiconductor industry and the increasing complexity of technology, the company believes that it will need to continue to make significant R&D investments and capital expenditures.

The company believes it has the necessary financial resources to fund its working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.

Change in Accounting Standards

See Note 7 to the Financial Statements for detailed information regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Restructuring Actions and Other Items

Sensors & Controls Restructuring Action: In the second quarter of 2003, the company announced a plan to move certain production lines from Attleboro, Massachusetts to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 915 jobs through voluntary retirement and involuntary termination programs primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $63 million, primarily for severance and benefit costs. When completed at the end of 2005, the projected savings from this restructuring action are estimated to be an annualized $40 million, predominantly comprised of payroll and benefit savings. Included in this total cost is the company’s third quarter 2004 decision to move additional production lines from Attleboro, affecting about 145 additional jobs. In connection with this action, completion of the relocation of production lines was extended one year through the end of 2005 in order to accommodate commitments to customers and minimize disruption to their production plans. As of September 30, 2004, a total of 510 employees have been terminated and total net pretax charges of $50 million have been recorded associated with this action. Payments are expected to be completed in 2006.

Semiconductor Restructuring Action: In the second quarter of 2003, the company announced a restructuring action that is expected to affect about

890 jobs in Semiconductor manufacturing operations in the U.S. and international locations, as those operations continue to become more productive with fewer people. The total cost of this restructuring action is expected to be about $82 million, primarily for severance and benefits costs. When completed at the end of 2005, the projected savings from this restructuring action are estimated to be an annualized $65 million, predominantly comprised of payroll and benefit savings. As of September 30, 2004, a total of 868 employees have been terminated and total net pretax charges of $82 million have been recorded associated with this action. Payments are expected to be completed in 2005.

For more detailed information on the restructuring actions, see Note 8 to the Financial Statements.

Other Items

Other items include the following (charges) and gains (in millions of dollars):

	For Three Months Ended		For Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Amortization of acquisition-related costs	$(16)	$(26)	$(54)	$(79)
Purchased in-process research and development	—	(23)	—	(23)
Redemption of convertible notes	—	—	—	(10)
Gain on sale of Micron common stock	—	106	—	106

Additional Information

During the years 2001-2003, Ernst & Young LLP (E&Y), the company’s independent auditor, performed tax calculation and return preparation services for five expatriate company employees in China and Taiwan. E&Y disclosed to the company’s Audit Committee that in the course of providing these services, E&Y’s affiliates in China and Taiwan held company-related funds that were subsequently used to pay taxes in satisfaction of the obligation to pay these expatriate employees’ taxes. E&Y and its affiliates no longer provide these services to the company or its employees. In connection with these services, the company paid an aggregate of $28,000 to E&Y, and E&Y handled cash in an aggregate amount of approximately $340,000.

The SEC’s auditor independence rules do not permit an auditor to take custody of the assets of an audit client. The company’s Audit Committee has discussed this matter with E&Y and considered the impact of such services on E&Y’s independence. Considering that (i) the amount of funds handled by E&Y and related fees were both de minimis, (ii) such services are no longer being provided by E&Y, and (iii) the company entities involved were not included in the audit scope for the subject years because their operations were considered immaterial for such purpose, the Audit Committee determined that E&Y’s independence had not been impaired by the provision of the services.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 54 and 55 of Exhibit 13 to Registrant’s Form 10-K for the year ended December 31, 2003 and is incorporated by reference to such exhibit.

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

On June 3, 2004, the Registrant filed a motion for summary judgment on Qualcomm’s claim that the Registrant had materially breached the Agreement. On July 14, 2004, the Delaware Court of Chancery granted the Registrant’s motion for summary judgment. The Court agreed with the Registrant’s argument that its disclosure of information regarding terms of the Agreement was not a material breach of the Agreement, and that Qualcomm was not entitled to terminate the Registrant’s rights under the Agreement. On July 14, 2004, the Court also granted Qualcomm’s motion for summary judgment on the Registrant’s claim that Qualcomm had breached the Agreement. Qualcomm subsequently dismissed its damages claim for non-material breach of the Agreement but amended its counterclaim to allege that the Registrant’s filing of its case in Chancery Court was a material breach entitling Qualcomm to terminate the Agreement. On September 24, 2004, the Court ruled that the Registrant’s filing of its case did not breach the Agreement. Qualcomm has appealed the Chancery Court’s ruling.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding the Registrant’s repurchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2004	1,139,254	$20.89	1,139,254	19,471,986
August 1 through August 31, 2004	2,770,254	$19.65	2,770,254	16,701,732
September 1 through September 30, 2004	1,327,672	$21.96	1,327,672	62,366,541	(2)

Total	5,237,180	$20.51	5,237,180	62,366,541	(2)

(1)	On February 19, 2004, the company announced that its Board of Directors approved the repurchase of up to 21 million shares of TI common stock. No expiration date has been specified for this repurchase authorization. All purchases during the quarter were made under this program; all were open-market purchases. On September 16, 2004, the company announced that its Board of Directors approved the repurchase of up to $1 billion of additional shares of TI common stock (the “September 2004 Authorization”) and that no expiration date has been specified for this authorization. As of the end of the third quarter, the company made no repurchases under the September 2004 Authorization.
(2)	Includes 46,992,481 shares to reflect the September 2004 Authorization. For purposes of the table, the September 2004 Authorization has been converted into a number of shares by dividing $1 billion dollars (the authorized amount) by the New York Stock Exchange closing stock price of September 30, 2004, ($21.28) and rounding to the nearest whole share.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
10(a)(i)	Form of Stock Option Agreement for Executive Officers Under the Texas Instruments 2000 Long-Term Incentive Plan.

10(a)(ii)	Form of Restricted Stock Unit Agreement Under the Texas Instruments 2000 Long-Term Incentive Plan.

11	Computation of Earnings Per Common and Dilutive Potential Common Share.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of the company or its management:

•	Market demand for semiconductors, particularly for analog chips and digital signal processors in key markets, such as telecommunications and computers;

•	TI’s ability to maintain or improve profit margins, including its ability to utilize its manufacturing facilities at sufficient levels to cover its fixed operating costs, in an intensely competitive and cyclical industry;

•	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;

•	TI’s ability to compete in products and prices in an intensely competitive industry;

•	The timing and amount of distributor and other customer inventory adjustments;

•	The financial impact of inadequate or excess TI inventories to meet demand that differs from projections;

•	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

•	Consolidation of TI’s patent licensees and market conditions reducing royalty payments to TI;

•	Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, health conditions, possible disruptions in transportation networks and fluctuations in foreign currency exchange rates;

•	Natural events such as severe weather and earthquakes in the locations in which TI, its customers or its suppliers operate;

•	Availability and cost of raw materials and critical manufacturing equipment;

•	Changes in the tax rate applicable to TI as a result of changes in tax law, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets;

•	TI’s ability to recruit and retain skilled personnel; and

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment, and the ability to obtain needed third-party foundry and assembly/test subcontract services.

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

Date: November 4, 2004