Form 10-K
period 2004-12-31
TEXAS INSTRUMENTS INC
filed 2005-02-28
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $41,835,815,921 as of June 30, 2004.

1,721,312,253 (Number of shares of common stock outstanding as of January 31, 2005)

Parts I, II and IV hereof incorporate information by reference to the Registrant’s 2004 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2005 annual meeting of stockholders.

PART I

ITEM 1.	Business.

Company Overview

Texas Instruments Incorporated is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in more than 25 countries. We have three separate business segments: 1) Semiconductor, which accounted for about 85 percent of our revenue in 2004; 2) Sensors & Controls, which accounted for about 10 percent of our revenue; and 3) Educational & Productivity Solutions, which accounted for about 5 percent of our revenue.

The financial information with respect to TI’s business segments and operations outside the United States, which is contained in the note to the financial statements captioned “Business Segment and Geographic Area Data” on pages 33 through 34 of TI’s 2004 annual report to stockholders, is incorporated herein by reference to such annual report.

Our largest geographic sources of revenue, in order, are: Asia (excluding Japan), Europe, the United States and Japan. The company began operations in 1930 and is incorporated in Delaware.

Semiconductor Segment

Semiconductors are the electronic building blocks used to create modern electronic systems and equipment. Semiconductors come in two basic forms: individual transistors, and integrated circuits (generally known as “chips”) that combine different transistors on a single piece of material to form a complete electronic circuit. Our Semiconductor segment designs, manufactures and sells integrated circuits.

The global semiconductor market is characterized by constant, though generally incremental, advances in product designs and manufacturing methods. Typically, new chips are produced in limited quantities at first and then ramp to high-volume production over time. Chip prices and manufacturing costs tend to decline over time as manufacturing methods and product life cycles mature.

The “semiconductor cycle” is an important concept that refers to the ebb and flow of supply and demand. The semiconductor market is characterized by periods of tight supply caused by strong demand and/or insufficient manufacturing capacity, followed by periods of surplus products caused by declining demand and/or excess manufacturing capacity. This cycle is affected by the significant time and capital required to build and maintain semiconductor manufacturing facilities.

We were the world’s third-largest semiconductor company in 2004 in terms of revenue, according to Gartner, Inc., an industry analyst. Historically, our Semiconductor segment averages a significantly higher growth rate than our other two business segments.

About 75 percent of Semiconductor revenue comes from our core products, which are analog semiconductors and digital signal processors, or DSPs. These products enhance, and often make possible, a variety of applications that serve the communications, computer, consumer, automotive and industrial markets. We believe that virtually all of today’s digital electronic equipment requires some form of analog or digital signal processing.

We also design and manufacture other types of semiconductors, such as Digital Light Processing™ devices that enable exceptionally clear video, and microprocessors that serve as the brains of high-end computer servers.

Knowledge about the systems our products go into is becoming increasingly important, because it enables us to differentiate our product offerings for our customers. Where a customer may previously have required multiple chips for a system to operate, we are using our system-level knowledge to allow us to integrate the functionality of those multiple chips onto a few or even a single chip. A recent example is our single-chip cell phone, which combines the functionality of many separate chips onto a single chip. The digitization of electronics also requires more high-performance analog functionality. With expertise in both digital signal processing and analog at the system level, we believe we are one of a very few semiconductor companies capable of integrating both technologies onto a single chip.

In addition, we enable our customers, particularly original design manufacturers (ODMs), to take advantage of our system-level knowledge and thereby speed their time to market by making available to them standard chipsets and reference designs. (An ODM designs and manufactures products for other companies to sell under their brands. A chipset is a group of integrated circuits based principally on our technology that are designed to work together for a specific application and are therefore packaged and sold as a unit.) Reference designs are technical blueprints that contain all the essential elements in a system. Customers using our reference designs, such as cell-phone ODMs, may enhance or modify the design as required. Our ability to deliver integrated solutions and system-level knowledge allows our customers to create more advanced systems and products.

In each of our product categories, we face significant competition. We believe that competitive performance in the semiconductor market depends upon several factors, including the breadth of a company’s product line as well as technological innovation, quality, reliability, price, customer service, technical support and scale.

Following is detailed information on each product category:

Analog

Analog semiconductors process “real world” inputs, such as sound, temperature, pressure and visual images, conditioning them, amplifying them and converting them into digital signals. They also assist in the management of power distribution and consumption, aspects critical to today’s portable electronic devices.

The analog semiconductor market is diverse and complex, and it is the largest sector of the semiconductor industry. We are one of the world’s largest suppliers of analog semiconductors. Analog chips generated about 40 percent of our Semiconductor revenue in 2004.

Our analog product portfolio includes custom mixed-signal products that are designed to a particular customer’s or application’s specifications. These products account for about 60 percent of our analog revenue. The remainder of our analog revenue comes from standard products that are sold across a range of customers and applications. About 35 percent of our analog revenue is from high-performance standard products and about 5 percent is from commodity standard products.

Most of our custom and standard products are proprietary and difficult for competitors to imitate. Many standard analog chips tend to have long life spans.

Approximately 15 percent of our analog revenue comes from products sold into wireless applications. Custom analog chips sold to cell-phone OEMs account for most of this revenue. (An OEM (original equipment manufacturer) designs and sells products under its own brand that it manufactures in-house or has contracted to other manufacturers.) A smaller portion comes from analog products included in chipsets that are sold to ODMs.

Our mixed-signal products combine multiple types of analog functionality or analog and digital functions on a single chip. Purchasers of our custom mixed-signal products tend to be very large companies that require high-volume designs for specific applications such as communications, displays, printers and automotive. Entry into this market requires significant up-front investment as well as expertise in both analog and digital functionality. A primary competitive factor in this market is manufacturing expertise and scale.

In the standard analog chip sub-category known as high-performance analog, we have a portfolio of more than 15,000 products, including data converters, amplifiers, power management devices and interface chips. Our high-performance analog products are used by more than 30,000 customers. These products are sold primarily through distributors. Prices in this market tend to be stable, with relatively high gross profit margins. The primary competitive factors are a diverse product portfolio to meet wide-ranging customer needs, and manufacturing process technologies that allow us to provide differentiated levels of performance. Products with higher levels of performance tend to command a premium price.

Other standard analog chips are commodity in nature. We design and manufacture thousands of low-cost, high-volume standard products that are sold primarily through distributors. End applications are very diverse and include portable electronic devices and communications. The primary competitive factors in this market are price and availability. Pricing is strongly influenced by supply and demand.

Overall in the analog market, we compete globally with numerous large and small companies, both broad-based suppliers and niche suppliers. Our primary competitors are Analog Devices, Inc.; Fairchild Semiconductor International, Inc.; Linear Technology Corporation; Maxim Integrated Products, Inc.; National Semiconductor Corporation; ON Semiconductor Corporation; Philips Semiconductors Incorporated; and STMicroelectronics NV.

Digital Signal Processors, or DSPs

DSP is one of the fastest-growing sectors of the semiconductor industry. We are the world’s largest DSP supplier, and DSP represents about 35 percent of our Semiconductor revenue.

DSPs use complex algorithms and compression techniques to alter and improve a data stream. DSPs perform these functions instantaneously and power efficiently. These products are ideal for applications that require precise, real-time processing of real-world analog signals that have been converted into digital form. Their power efficiency is important for battery-powered devices.

The combination of DSP with analog functionality enables a broad range of significant applications. In a cell phone, the process works as follows: 1) the sender’s voice is picked up by an analog sensor in the cell phone’s microphone; 2) an analog-to-digital converter chip changes the analog sound waves of the sender’s voice into a digital code; 3) the DSP compresses these digital signals and removes background noise; and 4) in the listener’s cell phone, the digital code is converted back into the analog sound of the sender’s voice. All this happens in real time.

We offer programmable DSPs, which, among other benefits, reduce risk for manufacturers because they can differentiate their product designs via software rather than having to design new hardware.

Our DSP portfolio includes custom and standard products. Custom products are designed for specific customers and specific applications that include cell phones, broadband modems and certain consumer electronics devices such as digital still cameras.

Our standard DSP products are sold into a broad range of applications such as industrial control, medical instrumentation, communications infrastructure and consumer electronics.

About 75 percent of our DSP revenue comes from the cell-phone market. Most of this revenue is derived from custom chips that we develop with large cell-phone manufacturer customers. These products are typically highly integrated semiconductor devices that allow our customers to differentiate their cell phone products from their competitors’ products through performance, features or cost, and are sold only to a single, high-volume customer. Additional DSP revenue from this market comes from our sales of chipsets. Also included in our DSP-based wireless portfolio are the widely used OMAP™ processors, which are high-performance processors that enable multimedia applications in cell phones and other electronic devices.

In the DSP market, we compete globally with numerous large and small companies, both broad-based and niche suppliers of DSPs as well as suppliers of other technologies that deliver functionality that competes with DSPs. Primary competitive factors are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, software expertise and applications support. Our primary competitors in the DSP market are Agere Systems, Inc.; Analog Devices, Inc.; and Freescale Semiconductor, Inc. Others who offer competing technology include Broadcom Corp. and Qualcomm Incorporated.

Other Semiconductor Products

Our other Semiconductor products, which combined account for about 25 percent of our Semiconductor revenue, include the following:

Digital Light Processing or DLP™ Products

DLP technology is an all-digital display technology used in projectors and high-definition televisions. DLP products are micro-electromechanical systems that use optical semiconductors to digitally manipulate light. At the center of every DLP projection system is a digital micromirror device that projects clear, bright and sharp images. We supply DLP-based chipsets to more than 65 customers who then design, manufacture and market end equipment such as business and home front projectors, high-definition digital televisions and digital cinema projectors.

Our DLP technology competes against technologies such as LCD (liquid crystal display), CRT (cathode-ray tube) and plasma displays made by a variety of manufacturers. Primary competitive factors in this market include picture quality, product form factors, versatility and price.

Reduced Instruction-Set Computing, or RISC, Microprocessors

A microprocessor is the central processing unit of a computer system. RISC microprocessors are designed to provide very fast computing, typically for a specialized application such as servers. Our RISC operation is primarily the manufacture of 64-bit microprocessors designed by Sun Microsystems, Inc. for use in Sun servers.

Microcontrollers

A microcontroller is a microprocessor designed to control a very specific task for electronic equipment. Key applications for our microcontrollers include automotive, industrial motors and controls, meters and consumer products. Primary competitive factors in this market include integration of control peripherals for reduced board space and number of components, an integrated development environment for fast system development and a broad range of microcontroller solutions for upgradeability and flexibility in system design.

Logic

Logic devices are chips generally used to manage the interchange and manipulation of signals within a system. Our logic products are considered commodities, and as a result the primary competitive factor in this area is price. We sell thousands of logic products, primarily to distributors and OEMs. End applications include consumer products and communications.

Royalties

An additional source of revenue for TI is royalties received for our patented technology that we license to other electronics companies.

Applications for Our Semiconductor Products

The table below lists the major end markets that use our Semiconductor products and the approximate percentage of our Semiconductor revenue that the market represents. The chart also lists the most frequent applications and our products used within these key markets.

End Market	Applications	TI Products
Communications (50% of Semiconductor revenue)

Cell phones and infrastructure equipment (wireless)

Broadband (including high-speed wireless home networking, cable modem, digital subscriber line (DSL))

High-frequency radio, telecom accessories (hands-free and voice-enhancement solutions), navigation systems

DSP, Analog, Logic

Computer Systems (30% of Semiconductor revenue)	Printers Hard disk drives Monitors and projectors Notebook and desktop personal computers	Analog, DLP Products, Microprocessors, Logic, DSP

Consumer Products (10% of Semiconductor revenue)	High-definition televisions Digital still cameras Digital audio players Personal video players After-market car audio (radios and CD players) DVD players and recorders Home theater systems	DSP, Analog, Logic, DLP Products

Automotive (5% of Semiconductor revenue)	Body systems Chassis systems Driver information/telemetrics Powertrain Safety systems Security systems	Microcontrollers, Analog, DSP, Logic

Industrial and Other (5% of Semiconductor revenue)

Controls - digital power controls (switch mode power supplies, uninterruptible power supply), motor controls (heating/ventilation/air conditioning, industrial control motor drives, power tools, printers/copiers)

Military - data communications, electronic countermeasures, avionics, imagery systems, munitions, navigation radar, sonar

Medical - biophysical monitoring, digital hearing aids, medical imagery, personal medical devices

Security - biometrics (fingerprint identification and authentication), intelligent sensing (smoke and glass-breakage detection)

Analog, Logic, DSP, Microcontrollers

Manufacturing

We have manufacturing sites in the Americas, Japan, Asia and Europe. These facilities include high-volume wafer fabs and assembly/test sites. Our semiconductor manufacturing facilities require substantial investment to construct and are largely fixed-cost assets once they are in operation. Because we own most of our manufacturing capacity, a significant portion of our operating costs are fixed. In general, these costs do not decline when customer demand or our capacity utilization rates drop, and this can hurt our profit margins. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, which should benefit profit margins.

The semiconductor manufacturing process includes wafer fabrication, testing the wafer, cutting the wafer into individual chips, assembling individual chips into packages and then testing the packaged chip.

Our advanced digital products require the most advanced and most capital-intensive manufacturing processes. DSPs and other digital products tend to move to more advanced logic production techniques every couple of years. Consequently, maintaining an industry leadership position requires significant capital expenditures for new manufacturing capabilities.

Our manufacturing strategy for advanced digital processes is to build internal capacity to the level of what we believe is sustainable market demand. We then outsource extra capacity as needed from outside suppliers, including semiconductor foundries and assembly/test subcontractors. We also outsource the manufacturing of some products when it would be less cost-efficient to make those products in-house, for instance, relatively low-volume products that are unlikely to keep internal equipment fully utilized. This internal/external strategy is designed to reduce the level of our required capital expenditures, and thereby reduce our subsequent levels of depreciation. The expected end result is less fluctuation in our profit margins due to changing product demand. Currently, outside foundries provide about 20 percent of our total capacity needs.

As we move to each succeeding generation of manufacturing process technology, we utilize less space per transistor, which enables us to either: 1) fit more transistors on an equivalent-size chip, 2) decrease the chip’s size or 3) integrate new features onto the chip. By shrinking the size of transistors, we also can provide faster chips that consume less power and cost less per unit to manufacture.

Our manufacturing capabilities are on par with the best in the semiconductor industry. In 2003, we were one of a few semiconductor companies in the world to adopt 300-millimeter (mm) wafers. This greatly expands the number of equivalent chips we can put on a single wafer, compared with the previous 200-mm wafers.

In 2004, a majority of our advanced digital products were built using 130-nanometer manufacturing process technology. We also began selling processors manufactured using 90-nanometer process technology. One nanometer is one billionth of a meter.

Since analog manufacturing technology evolves more slowly than digital manufacturing technology, analog products typically do not require us to build new manufacturing facilities. This tends to improve the profit margin on analog products, since the plants in which they are manufactured are frequently fully depreciated.

Design Centers

Our design centers provide design, engineering and product application support as well as after-sales customer service design. The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.

Customers

Our Semiconductor products are sold to original equipment manufacturers (OEMs), original design manufacturers (ODMs), contract manufacturers and distributors. As we noted earlier, an ODM designs and manufactures products for other companies to sell under their brands; an OEM designs and sells products under its own brand that it manufactures in-house or has contracted to other manufacturers. Our largest single customer in 2004 was an OEM, the Nokia group of companies. In 2003, Nokia accounted for 14 percent of our revenue. Direct sales to Nokia were slightly less than 10 percent of our revenue in 2004, although if indirect sales such as to contract manufacturers are included, Nokia accounted for more than 10 percent of our 2004 revenue.

Sales and Distribution

We market and sell our products through a direct sales force, distributors and authorized third-party sales representatives. We have sales offices in over 25 countries worldwide. Distributors, located around the world, account for about 25 percent of our Semiconductor revenue, and they sell our products directly to a wide range of customers. These distributors typically maintain an inventory of our products. They also sell products from our competitors.

Sensors & Controls Segment

Our Sensors & Controls segment designs and manufactures sensors, electrical and electronic controls, and radio frequency identification (RFID) systems. We have Sensors & Controls manufacturing operations in the Americas, Europe and Asia, and we also source some products from third-party manufacturers. Sensors & Controls represented about 10 percent of our revenue in 2004.

Our sensors business is the market leader in pressure sensing for the heating/ventilation/air conditioning, automotive and industrial markets. Our products improve operating performance, for example, by making a car’s heating and air-conditioning systems work more efficiently. Our pressure sensors for fuel injection and vehicle stability improve safety and performance and help the environment by reducing vehicle emissions and improving gas mileage.

Our controls business includes controls, motor protectors, circuit breakers, arc-fault circuit protectors and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including aircraft, commercial heating and air-conditioning systems, refrigerators, cars, lighting and industrial applications.

RFID technology uses wireless radio communications to uniquely identify objects or people. RFID technology creates an automatic way to collect information about a product, place, time or transaction quickly, easily and without human error. It provides a wireless data link that functions even when there is no line of sight. In addition, RFID can be used as a data carrier, with information being written and updated to the RFID tag in real time.

RFID technology is used in a broad range of applications including access control to buildings, pay-at-the-pump gasoline sales, vehicle security, document tracking, livestock tracking and identification, product authentication, retail, sports timing, supply chain, ticketing and wireless payment. Our RFID systems consist of a transponder, receiver and other components such as antennas.

Competition

Sensors & Controls is typically the top supplier in its targeted product areas, though we do have strong multinational and regional competitors. The primary competitive factors in this business are product reliability, manufacturing costs and engineering expertise.

Sales and Distribution

Sensors & Controls products are sold to OEMs and distributors.

Educational & Productivity Solutions (E&PS) Segment

Educational & Productivity Solutions is a leading supplier of graphing handheld calculators. This business segment also provides its customers with business and scientific calculators and a wide range of advanced classroom tools and professional development resources to help students and teachers interactively explore math and science. E&PS relies on third-party manufacturers to build its products. This segment contributed about 5 percent of our 2004 revenue.

Competition

Our principal competitors in this business are U.S.- and Japan-based companies. The principal competitive factors are an understanding of the education market, technology expertise and price.

Sales and Distribution

E&PS sells its products primarily through retailers and instructional dealers.

Acquisitions, Divestitures and Investments

From time to time we consider acquisitions and divestitures that may strengthen our business portfolio. We had no large acquisitions or divestitures in 2004. We also make investments directly or indirectly in private companies. Investments are focused primarily on next-generation applications of digital signal processors and other technologies and markets strategic to us.

Backlog

The dollar amount of backlog of orders was $1576 million at December 31, 2004, and $1708 million at December 31, 2003. A substantial number of orders are shipped during the quarter in which they are received. We define backlog as of a particular date as firm purchase orders with a customer requested delivery date within a maximum length of time. As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity, or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Accordingly, we believe that our backlog at any particular date may not be indicative of revenue for any future period.

Raw Materials

We purchase materials, parts and supplies from a number of suppliers. In some cases we purchase such items from sole source suppliers. The materials, parts and supplies essential to our business are generally available at present and we believe that such materials, parts and supplies will be available in the foreseeable future.

Intellectual Property

We own many patents, and have many patent applications pending, in the United States and other countries in fields relating to our business. We have developed a strong, broad-based patent portfolio and continually add patents to that portfolio. We also have several agreements with other companies involving license rights and anticipate that other license agreements may be negotiated in the future. Our Semiconductor patent portfolio is an ongoing contributor to Semiconductor revenue. We do not consider our business materially dependent upon any one patent or patent license, although taken as a whole, our rights and the products made and sold under patents and patent licenses are important to our business.

We often participate in industry initiatives to set technical standards. Our competitors may also participate in the same initiatives. Participation in these initiatives may require us to license our patents to other companies.

We own trademarks that are used in the conduct of our business. These trademarks are valuable assets, the most important of which are “Texas Instruments” and our corporate monogram. Other valuable trademarks include DLPTM and OMAPTM.

Research and Development (R&D)

Our primary area of R&D investment is semiconductor products and semiconductor manufacturing technology. We conduct most of our R&D internally. However, we also closely engage with a wide range of external industry consortia and universities.

From time to time we may terminate R&D projects before completion or decide not to manufacture and sell a developed product. We do not expect that all of our R&D projects will result in products that are ultimately released for sale or that our projects will contribute to revenue until at least a few years following completion.

Our R&D expense was $1978 million in 2004, compared with $1748 million in 2003 and $1619 million in 2002. Included is a charge for the value of acquisition-related in-process R&D of zero in 2004, $23 million in 2003, and $1 million in 2002.

Seasonality

Our revenue and operating results are subject to some seasonal variation. E&PS experiences its strongest results in the second and third quarters due to the back-to-school season. The Semiconductor segment generally has a seasonally weak first quarter due to product areas such as wireless and digital consumer.

Employees

At December 31, 2004, we had 35,472 employees.

Cautionary Statements Regarding Future Results of Operations

You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like TI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control.

Cyclicality in the Semiconductor Market May Affect Our Performance.

Our semiconductor business is our largest business segment and the principal source of our revenue. The semiconductor market has historically been cyclical and subject to significant and often rapid increases and decreases in demand. These changes could adversely affect our results of operations and have an adverse effect on the market price of our securities. In particular, our strategic focus in this business is on the development and marketing of analog integrated circuits and digital signal processors. The results of our operations may be adversely affected in the future if demand for analog integrated circuits or digital signal processors decreases or if these markets or key end-equipment markets such as telecommunications and computers grow at a significantly slower pace than management expects.

Our Margins May Vary over Time.

Our profit margins may be adversely affected in the future by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of, our inventory and shifts in our product mix. In addition, the highly competitive market environment in which we operate might adversely affect pricing for our products. Because we own most of our manufacturing capacity, a significant portion of our operating costs are fixed. In general, these costs do not decline with reductions in customer demand or our utilization of our manufacturing capacity, and can adversely affect profit margins as a result.

The Technology Industry Is Characterized by Rapid Technological Change That Requires Us to Develop New Technologies and Products.

Our results of operations depend in part upon our ability to successfully develop, manufacture and market innovative products in a rapidly changing technological environment. We require significant capital to develop new technologies and products to meet changing customer demands that, in turn, may result in shortened product life cycles. Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. As a result, there can be no assurance that we will successfully develop and market these new products, that the products we do develop and market will be well received by customers or that we will realize a return on the capital expended to develop such products.

We Face Substantial Competition That Requires Us to Respond Rapidly to Product Development and Pricing Pressures.

We face intense technological and pricing competition in the markets in which we operate. We expect that the level of this competition will increase in the future from large, established semiconductor and related product companies, as well as from emerging companies serving niche markets that we also serve. Certain of our competitors possess sufficient financial, technical and management resources to develop and market products that may compete favorably against those of our products that currently offer technological and/or price advantages over competitive products. Competition results in price and product development pressures, which may result in reduced profit margins and lost business opportunities in the event that we are unable to match price declines or technological, product, applications support, software or manufacturing advances of our competitors.

Our Performance Depends in Part upon Our Ability to Enforce Our Intellectual Property Rights and to Develop or License New Intellectual Property.

We benefit from royalties generated from various license agreements. Some agreements will come up for renegotiation in 2005. Others will come up for renegotiation in future years. Access to worldwide markets depends in part on the continued strength of our intellectual property portfolio. Future royalty revenue depends on the strength of our portfolio and enforcement efforts, and on the sales and financial stability of our licensees. Additionally, the consolidation of our licensees may negatively affect our royalty revenue. We actively enforce and protect our intellectual property rights, but there can be no assurance that our efforts will be adequate to prevent the misappropriation or improper use of the protected technology. Moreover, there can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. We may have to rely increasingly on licensed technology from others. To the extent that we rely on licenses from others, there can be no assurance that we will be able to obtain all of the licenses we desire in the future on terms we consider reasonable or at all. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have contractually agreed to indemnify our customers against damages resulting from infringement claims.

A Decline in Demand in Certain End-User Markets Could Have a Material Adverse Effect on the Demand for Our Products and Results of Operations.

Our customer base includes companies in a wide range of industries, but we generate a significant amount of revenue from sales to customers in the telecommunications and computer-related industries. Within these industries, a large portion of our revenue is generated by the sale of analog integrated circuits and digital signal processors to customers in the cellular phone, personal computer and communications infrastructure markets. Decline in one or several of these end-user markets could have a material adverse effect on the demand for our products and our results of operations.

Our Global Manufacturing, Design and Sales Activities Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.

We have facilities in more than 25 countries worldwide, and in 2004 more than 80 percent of our revenue came from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business operations in such countries and our results of operations. Also, as discussed in more detail on pages 11, 19-20 and 56-57 of our 2004 annual report to stockholders, we use forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our non-U.S. business.

Our Results of Operations Could be Affected by Natural Events in the Locations in which We, Our Customers or Suppliers Operate.

We have manufacturing and other operations in locations subject to natural events such as severe weather and earthquakes that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or our customers’ or suppliers’, may adversely affect our results of operations and financial condition.

The Loss of or Significant Curtailment of Purchases by Any of Our Largest Customers Could Adversely Affect Our Results of Operations.

While we generate revenue from thousands of customers worldwide, the loss of or significant curtailment of purchases by one or more of our top customers including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, or the timing of customer inventory adjustments may adversely affect our results of operations.

Incorrect Forecasts of Customer Demand Could Adversely Affect Our Results of Operations.

Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered in the given quarter may affect our ability to meet that quarter’s revenue forecast. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture product based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operation.

Our Performance Depends on the Availability of Raw Materials, Critical Manufacturing Equipment and Third-Party Manufacturing Services.

Limited or delayed access to key raw materials used in the manufacturing process or critical manufacturing equipment could adversely impact our results of operations. Additionally, the inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand.

Our Results of Operations Could be Affected by Changes in Taxation.

We have facilities in more than 25 countries worldwide and as a result are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate. In addition, we are subject to laws and regulations in various locations that govern the determination of which is the appropriate jurisdiction to decide when and how much profit has been earned and is subject to taxation in that jurisdiction. Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn affect our results of operations. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations could affect our ability to realize those deferred tax assets, which could also affect our results of operations. Each quarter we forecast our tax liability based on our forecast of our performance for the year. If that performance forecast changes, our forecasted tax liability may change.

Changes in the Accounting Treatment of Stock Options and Other Share-Based Compensation Could Adversely Affect Our Results of Operations.

We currently account for share-based payments to employees (which include stock options) using the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees” and, as such, generally recognize no compensation cost for employee stock options. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payments”, (SFAS 123(R)). SFAS 123(R) requires companies to adopt the fair-value methodology of valuing stock options and other share-based compensation and recognize that valuation in the financial statements from the date of grant. This change in accounting treatment of employee stock options could materially and adversely affect our results of operations, as the share-based compensation expense would be charged directly against our earnings. Furthermore, adoption of SFAS 123(R) will require us to make certain assumptions and judgments in the valuation of stock options that we may grant in the future. A change in any of those assumptions or judgments could change the compensation expense that is charged against our earnings and, consequently, adversely affect our results of operations.

Our Results of Operations Could be Affected by Warranty Claims, Product Recalls or Product Liability.

We could be subject to warranty or product liability claims that could lead to significant expenses as we defend such claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we decide to compensate the affected customer. We do maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for one of our customers to recall a product containing a TI part. In such instances, we may incur costs and expenses relating to the recall. Costs or payments we may make in connection with warranty claims or product recalls may adversely affect our results of operations.

Our Continued Success Depends in Part on Our Ability to Retain and Recruit a Sufficient Number of Qualified Employees in a Competitive Environment.

Our continued success depends in part on the retention and recruitment of skilled personnel, including technical, marketing, management and staff personnel. Experienced personnel in the electronics industry are in high demand and competition for their skills is intense. There can be no assurance that we will be able to successfully retain and recruit the key personnel that we require.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information we have filed at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800)SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the web site maintained by the SEC, http://www.sec.gov.

We make available, free of charge, through our investor relations web site our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. Also available through the TI investor relations web site are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports. The URL for our investor relations web site is www.ti.com/ir.

Available on our web site at www.ti.com/corporategovernance are: (i) the company’s Corporate Governance Guidelines; (ii) charters (Statements of Responsibilities) for the Audit, Compensation, and Governance and Stockholder Relations Committees of our board of directors; (iii) our Code of Business Conduct; and (iv) our Code of Ethics for TI Chief Executive Officer and Senior Financial Officers. Stockholders may request copies of these documents free of charge by writing to P.O. Box 660199, MS 8657, Dallas, Texas, 75266-0199, Attention: Investor Relations.

ITEM 2.	Properties.

Our principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. We own and lease facilities in the United States and 16 other countries for manufacturing and design purposes. The following table indicates the general location of our principal manufacturing and design operations and the business segments that make major use of them. Except as otherwise indicated, we own these facilities.

	Semi- conductor	Sensors & Controls	E&PS
Dallas, Texas(1)	X	X	X
Attleboro, Massachusetts(2)		X
Sherman, Texas(1)(2)	X
Houston, Texas	X
Miho, Japan	X
Kuala Lumpur, Malaysia(3)	X	X
Freising, Germany	X	X	X
Taipei, Taiwan	X
Aguascalientes, Mexico(4)	X	X
Baguio, Philippines(5)	X
Tucson, Arizona	X
Hiji, Japan	X
Nice, France	X
Bangalore, India	X
Changzhou, China(2)		X
Tokyo, Japan(2)	X
Baoying, China		X
Jincheon, South Korea		X
San Diego, California(2)	X

(1)	Certain facilities or portions thereof in Dallas and Sherman are leased to Raytheon Company or Raytheon-related entities in connection with the sale in 1997 of our defense systems and electronics business.

(2)	Leased.

(3)	All of the land and a portion of the facilities are leased; a portion of the facilities is owned.

(4)	Portions of both the land and facilities are leased and owned.

(5)	Owned facilities located on leased land.

Our facilities in the United States contained approximately 14,800,000 square feet at December 31, 2004, of which approximately 3,000,000 square feet were leased. Our facilities outside the United States contained approximately 6,800,000 square feet at December 31, 2004, of which approximately 1,600,000 square feet were leased.

We believe that our existing properties are in good condition and suitable for their intended purpose. As discussed in Item 1, we outsource a portion of our product manufacturing. At the end of 2004, we occupied substantially all of the space in our facilities.

Leases covering our currently occupied leased facilities expire at varying dates generally within the next 11 years. We anticipate no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

ITEM 3.	Legal Proceedings.

Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of December 31, 2004, the auditors have issued audit reports on twelve of thirteen projects. The Ministry of Industry is responsible for reviewing the auditor’s findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that we repay a portion of the grants. We believe that the grants were obtained and used in compliance with applicable law and contractual obligations. As of December 31, 2004, the Ministry has published final decrees on ten of the projects representing approximately $135 million of the grants. We do not expect the outcome to have a material adverse impact on our financial condition, results of operations or liquidity.

During 2004, the Delaware Chancery Court ruled on claims and counterclaims filed by TI and by Qualcomm Incorporated. The litigation was initiated by Qualcomm, a developer and marketer of digital wireless communications products based on Code Division Multiple Access (CDMA) technology. Qualcomm sought a declaration (a) that TI breached the Patent Portfolio Agreement dated December 2, 2000, between TI and Qualcomm by disclosing information concerning the business relationship between the parties in violation of the confidentiality provisions in the Agreement and (b) that as a result Qualcomm is entitled to terminate TI’s rights under the Agreement. The complaint also requested damages, attorneys’ fees and costs of suit. TI then filed a motion to dismiss and itself filed an action against Qualcomm for breach of contract. On June 3, 2004, TI filed a motion for summary judgment on Qualcomm’s claim that TI had materially breached the Agreement. On July 14, 2004, the Court granted TI’s motion for summary judgment. The Court agreed with TI’s argument that its disclosure of information regarding terms of the Agreement was not a material breach of the Agreement, and that Qualcomm was not entitled to terminate TI’s rights under the Agreement. Also, on July 14, 2004, the Court granted Qualcomm’s motion for summary judgment on TI’s claim that Qualcomm had breached the Agreement. Qualcomm subsequently dismissed its damages claim for non-material breach of the Agreement but amended its counterclaim to allege that TI’s filing of its case in Chancery Court was a material breach entitling Qualcomm to terminate the Agreement. On September 24, 2004, the Court ruled in TI’s favor that TI’s filing of its case did not breach the Agreement. Qualcomm has appealed the Chancery Court’s ruling. TI believes the appeal is without merit.

We are involved in various proceedings conducted by the federal Environmental Protection Agency and certain other governmental environmental agencies regarding clean-up of contaminated sites. These proceedings are being coordinated with the agencies and, in certain cases, with other potentially responsible parties (PRPs). Although the factual situations and the progress of each of these matters differ, we believe that the amount of our liability will not have a material adverse effect upon our financial condition, results of operations or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the caption “Common Stock Prices and Dividends” on page 59 of TI’s 2004 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2004, on page 42 of such annual report are incorporated herein by reference to such annual report.

The following table shows our repurchases of our common stock in the fourth quarter of 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2004	6,400,000	$24.23	6,400,000	49,873,856	(2)

November 1 through November 30, 2004	2,415,900	$24.48	2,415,900	47,884,777	(3)

December 1 through December 31, 2004	6,180,000	$23.83	6,180,000	41,208,200	(4)

Total	14,995,900	$24.10	14,995,900	41,208,200	(4)

(1)	All purchases during the quarter were made under one of the following authorizations from our Board of Directors: (a) authorization to purchase up to 21 million shares of TI common stock (announced by the company on February 19, 2004); and (b) authorization to purchase up to $1 billion of additional shares of TI common stock (announced by the company on September 16, 2004, the “September 2004 Authorization”). No expiration date has been specified for either of these authorizations.

All purchases were made through open-market purchases except for 1,150,000 shares that were acquired in October through a privately-negotiated forward purchase contract with a non-affiliated financial institution. The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(2)	For purposes of the table, the number of shares that may yet be purchased under the September 2004 Authorization has been calculated by dividing the remaining dollar authorization as of the end of the period ($1 billion) by the New York Stock Exchange (NYSE) closing stock price of October 29, 2004 ($24.45) and rounding to the nearest whole share.

(3)	For purposes of the table, the number of shares that may yet be purchased under the September 2004 Authorization has been calculated by dividing the remaining dollar authorization as of the end of the period ($940,861,128) by the NYSE closing stock price of November 30, 2004 ($24.18) and rounding to the nearest whole share.

(4)	For purposes of the table, the number of shares that may yet be purchased under the September 2004 Authorization has been calculated by dividing the remaining dollar authorization as of the end of the period ($793,605,029) by the NYSE closing stock price of December 31, 2004 ($24.62) and rounding to the nearest whole share.

In the first quarter of 2005, our Board of Directors approved the repurchase of $2 billion of additional shares of TI stock (announced on January 25, 2005). No expiration date has been specified for this authorization.

ITEM 6.	Selected Financial Data.

The “Summary of Selected Financial Data” for the years 2000 through 2004, which appears on page 42 of TI’s 2004 annual report to stockholders, is incorporated herein by reference to such annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 43 through 57 of TI’s 2004 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information concerning market risk is contained on pages 56 and 57 of TI’s 2004 annual report to stockholders and is incorporated herein by reference to such annual report.

ITEM 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and the report thereon of the independent registered public accounting firm, on pages 6 through 39 of TI’s 2004 annual report to stockholders, are incorporated herein by reference to such annual report.

The “Quarterly Financial Data” on page 58 of TI’s 2004 annual report to stockholders is also incorporated herein by reference to such annual report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of TI’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by TI in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Internal Control over Financial Reporting

Management’s assessment on our internal control over financial reporting is contained in the Report of Management on Internal Control over Financial Reporting on page 40 of our 2004 annual report to stockholders and is incorporated herein by reference to such annual report.

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting opining on management’s assessment, included in the Report of Management on Internal Control over Financial Reporting, and opining on the effectiveness of TI’s internal control over financial reporting is contained on page 41 of our 2004 annual report to stockholders and is incorporated herein by reference to such annual report.

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of Directors” in our proxy statement for the 2005 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to the company’s audit committee financial expert contained under the caption “Board Organization” in our proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

Name	Age	Position
Gilles Delfassy	49	Senior Vice President

Thomas J. Engibous	52	Director; Chairman of the Board

Michael J. Hames	46	Senior Vice President

Joseph F. Hubach	47	Senior Vice President, Secretary and General Counsel

Chung-Shing (C.S.) Lee	50	Senior Vice President

Stephen H. Leven	53	Senior Vice President

Melendy E. Lovett	46	Senior Vice President (President, Educational & Productivity Solutions)

Gregg A. Lowe	42	Senior Vice President

Kevin P. March	47	Senior Vice President and Chief Financial Officer

Kevin J. Ritchie	48	Senior Vice President

Richard K. Templeton	46	Director; President and Chief Executive Officer

John C. Van Scoter	43	Senior Vice President

Teresa L. West	44	Senior Vice President

Thomas Wroe, Jr.	54	Senior Vice President (President, Sensors & Controls)

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. Ms. West and Messrs. Engibous, Hubach, Leven, Templeton and Wroe have served as executive officers of the company for more than five years. Messrs. Delfassy and Hames have served as executive officers of the company since 2000 and have been employees of the company for more than five years. Messrs. Lee and Lowe have served as executive officers of the company since 2001 and have been employees of the company for more than five years. Mr. March became an executive officer of the company in 2003 and has been an employee of the company for more than five years. Ms. Lovett and Mr. Ritchie became executive officers of the company in 2004 and have been employees of the company for more than five years. Mr. Van Scoter became an executive officer of the company in 2005 and has been an employee of the company for more than five years.

Code of Ethics

We have adopted the Code of Ethics for TI Chief Executive Officer and Senior Financial Officers. A copy of the Code can be found on our web site at www.ti.com/ir. We intend to satisfy the disclosure requirements of the

Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on the same web site.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)5(58)(A) of the Securities and Exchange Act of 1934. The following directors are members of TI’s Audit Committee: James R. Adams (Chair), Carrie S. Cox, Gerald W. Fronterhouse and Pamela H. Patsley.

ITEM 11.	Executive Compensation.

The information contained under the captions “Director Compensation” and “Executive Compensation” in our proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The information contained under the caption “Equity Compensation Plan Information” in our proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

Security Ownership of Certain Beneficial Owners and Management

The information concerning (a) the only persons that have reported beneficial ownership of more than 5 percent of the common stock of TI, and (b) the ownership of TI’s common stock by the persons who served as chief executive officer during 2004 and the four other most highly compensated executive officers, and all executive officers and directors as a group, that is contained under the caption “Share Ownership of Certain Persons” in our proxy statement for the 2005 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of TI’s common stock by each of the directors, which is contained under the caption “Directors’ Ages, Service and Stock Ownership” in such proxy statement, is also incorporated herein by reference to such proxy statement.

ITEM 13.	Certain Relationships and Related Transactions.

The information contained under the caption “Certain Business Relationships” in the company’s proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” of our proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) 1 and 2. Financial Statements and Financial Statement Schedules:

The financial statements and financial statement schedule are listed in the index on page 33 hereof.

3. Exhibits:

Designation of Exhibit in this Report	Description of Exhibit

3(a)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(d)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3(e)	Certificate of Ownership merging Texas Instruments Automation Controls, Inc. into the Registrant (incorporated by reference to Exhibit 3(e) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(f)	Certificate of Elimination of Designations of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(f) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(g)	Certificate of Ownership and Merger merging Tiburon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 4(g) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(h)	Certificate of Ownership and Merger merging Tartan, Inc. into the Registrant (incorporated by reference to Exhibit 4(h) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(i)	Certificate of Designation relating to the Registrant’s Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3(j)	Certificate of Elimination of Designation of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(j) to the Registrant’s Annual Report on Form 10-K for the year 1998).

3(k)	Certificate of Ownership and Merger merging Intersect Technologies, Inc. into the Registrant (incorporated by reference to Exhibit 3(k) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(l)	Certificate of Ownership and Merger merging Soft Warehouse, Inc. into the Registrant (incorporated by reference to Exhibit 3(l) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(m)	Certificate of Ownership and Merger merging Silicon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 3(m) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(n)	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(n) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).

3(o)	Certificate of Ownership and Merger merging Power Trends, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(o) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(p)	Certificate of Ownership and Merger merging Amati Communications Corporation with and into the Registrant (incorporated by reference to Exhibit 3(p) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(q)	Certificate of Ownership and Merger merging Texas Instruments San Diego Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(q) to the Registrant’s Annual Report on Form 10-K for the year 2002).

3(r)	Certificate of Ownership and Merger merging Texas Instruments Burlington Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(r) to the Registrant’s Annual Report on Form 10-K for the year 2003).

3(s)	Certificate of Ownership and Merger merging Texas Instruments Automotive Sensors and Controls San Jose Inc. with and into the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K dated October 31, 2004).

3(t)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(n) to the Registrant’s Annual Report on Form 10-K for the year 1999).

4(a)(i)	Rights Agreement dated as of June 18, 1998, between the Registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated June 23, 1998).

4(a)(ii)	Amendment dated as of September 18, 1998, to the Rights Agreement (incorporated by reference to Exhibit 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A dated September 23, 1998).

4(b)	The Registrant agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10(a)(i)	Amended and Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(ii)	First Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iii)	Second Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iv)	Third Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2000).*

10(a)(v)	Fourth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(v) to the Registrant’s Annual Report on Form 10-K for the year 2001).*

10(a)(vi)	Fifth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(vi) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(i)	TI Employees Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(ii)	First Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(iii)	Second Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(iii) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(iv)	Third Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(v)	Fourth Amendment to TI’s Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(v) to the Registrant’s Annual Report on Form 10-K for the year 2003).*

10(c)	Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1993).*

10(d)	Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

10(e)	Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(e) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).*

10(f)	Texas Instruments 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the year 2002).

10(g)	Texas Instruments Executive Officer Performance Plan (incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

10(h)	Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(i)	Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(j)	Texas Instruments Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year 2000).

10(k)	Texas Instruments 2003 Director Compensation Plan (incorporated by reference to Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10(l)	Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10(m)	Form of Restricted Stock Unit Agreement under the Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10(n)	Acquisition Agreement dated as of June 18, 1998, between Texas Instruments Incorporated and Micron Technology, Inc. (Exhibit C omitted) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 18, 1998).

10(o)	Second Amendment to Acquisition Agreement dated as of September 30, 1998, between Texas Instruments Incorporated and Micron Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated October 15, 1998).

12	Computation of Ratio of Earnings to Fixed Charges.

13	Portions of Registrant’s 2004 Annual Report to Stockholders incorporated by reference herein.

21	List of Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

*	Executive Compensation Plans and Arrangements.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly for analog chips and digital signal processors in key markets such as telecommunications and computers;

•	TI’s ability to maintain or improve profit margins, including its ability to utilize its manufacturing facilities at sufficient levels to cover its fixed operating costs, in an intensely competitive and cyclical industry;

•	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;

•	TI’s ability to compete in products and prices in an intensely competitive industry;

•	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

•	Consolidation of TI’s patent licensees and market conditions reducing royalty payments to TI;

•	Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, health conditions, possible disruptions in transportation networks and fluctuations in foreign currency exchange rates;

•	Natural events such as severe weather and earthquakes in the locations in which TI, its customers or suppliers operate;

•	Availability of raw materials and critical manufacturing equipment;

•	Changes in the tax rate applicable to TI as the result of changes in tax law, the jurisdictions in which profits are determined to be earned and taxed, the outcome of tax audits and the ability to realize deferred tax assets;

•	Changes in the accounting treatment of stock options and other share-based compensation;

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from company forecasts;

•	The financial impact of inadequate or excess TI inventories to meet demand that differs from projections;

•	Product liability or warranty claims, or recalls by TI customers for a product containing a TI part;

•	TI’s ability to recruit and retain skilled personnel; and

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

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
Kevin P. March
Senior Vice President,
Chief Financial Officer
and Chief Accounting Officer

Date: February 28, 2005

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2004, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February 2005.

Signature	Title

/s/ JAMES R. ADAMS James R. Adams	Director

/s/ DAVID L. BOREN David L. Boren	Director

/s/ DANIEL A. CARP Daniel A. Carp	Director

/s/ CARRIE S. COX Carrie S. Cox	Director

/s/ THOMAS J. ENGIBOUS Thomas J. Engibous	Chairman of the Board; Director

/s/ GERALD W. FRONTERHOUSE Gerald W. Fronterhouse	Director

/s/ DAVID R. GOODE David R. Goode	Director

/s/ PAMELA H. PATSLEY Pamela H. Patsley	Director

/s/ WAYNE R. SANDERS Wayne R. Sanders	Director

/s/ RUTH J. SIMMONS Ruth J. Simmons	Director

/s/ RICHARD K. TEMPLETON Richard K. Templeton	Director; President and Chief Executive Officer

Christine Todd Whitman	Director

/s/ KEVIN P. MARCH Kevin P. March	Senior Vice President; Chief Financial Officer; Chief Accounting Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a))

Page Reference
2004 annual report to stockholders
Information incorporated by reference to the Registrant’s 2004 annual report to stockholders

Consolidated Financial Statements:

Operations for each of the three years in the period ended December 31, 2004	6

Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2004	7

Balance sheet at December 31, 2004 and 2003	8

Cash flows for each of the three years in the period ended December 31, 2004	9

Stockholders’ equity for each of the three years in the period ended December 31, 2004	10

Notes to financial statements	11-38

Report of Independent Registered Public Accounting Firm	39

Consolidated Schedule for each of the three years in the period ended December 31, 2004:

II. Allowance for Losses

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Schedule II

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

ALLOWANCE FOR LOSSES

(In millions of dollars)

Years Ended December 31, 2004, 2003, and 2002

	Balance at Beginning of Year	Additions Charged to Operating Results	Usage	Balance at End of Year
2004	$47	$7	$(13)	$41

2003	$60	$16	$(29)	$47

2002	$61	$46	$(47)	$60

Allowances for customer adjustments and doubtful accounts are deducted from accounts receivable in the balance sheet.