Form 10-Q
period 2005-03-31
TEXAS INSTRUMENTS INC
filed 2005-05-05
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

1,662,164,848

Number of shares of Registrant’s common stock outstanding as of

March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income

(In millions, except per-share amounts)

	For Three Months Ended
	Mar. 31, 2005	Mar. 31, 2004
Net revenue	$2,972	$2,936
Operating costs and expenses:
Cost of revenue	1,636	1,614
Research and development	495	494
Selling, general and administrative	344	354

Total	2,475	2,462

Profit from operations	497	474
Other income (expense) net	48	50
Interest on loans	2	8

Income before income taxes	543	516
Provision for income taxes	132	149

Net income	$411	$367

Basic earnings per common share	$.24	$.21

Diluted earnings per common share	$.24	$.21

Average shares outstanding, basic	1,701	1,733
Average shares outstanding, diluted	1,735	1,784
Cash dividends declared per share of common stock	$.025	$.021

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In millions)

	For Three Months Ended
	Mar. 31, 2005	Mar. 31, 2004
Net income	$411	$367

Accumulated other comprehensive income (loss):
Minimum pension liability adjustment:
Adjustment (net of tax benefit (expense) of ($5) and $1)	1	(2)

Changes in available-for-sale investments:
Adjustment (net of tax benefit (expense) of $5 and $2)	(9)	(7)
Reclassification of recognized transactions (net of tax benefit (expense) of $0 and ($3))	—	4

Total	(8)	(5)

Total comprehensive income	$403	$362

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions)

	Mar. 31, 2005	Dec. 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,856	$2,668
Short-term investments	3,284	3,690
Accounts receivable, net of allowances for customer adjustments and doubtful accounts of $42 million in 2005 and $41 million in 2004	1,696	1,696
Inventories:
Raw materials	113	117
Work in process	756	756
Finished goods	376	383

Inventories	1,245	1,256

Deferred income taxes	577	554
Prepaid expenses and other current assets	413	326

Total current assets	9,071	10,190

Property, plant and equipment at cost	9,409	9,573
Less accumulated depreciation	(5,564)	(5,655)

Property, plant and equipment (net)	3,845	3,918

Equity and debt investments	260	264
Goodwill	701	701
Acquisition-related intangibles	98	111
Deferred income taxes	457	449
Capitalized software licenses, net	292	307
Prepaid retirement costs	259	277
Other assets	62	82

Total assets	$15,045	$16,299

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion long-term debt	$318	$11
Accounts payable and accrued expenses	1,573	1,444
Income taxes payable	262	203
Accrued profit sharing and retirement	40	267

Total current liabilities	2,193	1,925

Long-term debt	55	368
Accrued retirement costs	564	589
Deferred income taxes	40	40
Deferred credits and other liabilities	289	314

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: 2005 – 1,738,491,029; 2004 – 1,738,156,615	1,738	1,738
Paid-in capital	679	750
Retained earnings	11,610	11,242
Less treasury common stock at cost:
Shares: 2005 – 76,326,181; 2004 – 20,041,497	(1,929)	(480)
Accumulated other comprehensive income (loss):
Minimum pension liability	(167)	(168)
Unrealized holding gains (losses) on investments	(24)	(15)
Unearned compensation	(3)	(4)

Total stockholders’ equity	11,904	13,063

Total liabilities and stockholders’ equity	$15,045	$16,299

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	For Three Months Ended
	Mar. 31, 2005	Mar. 31, 2004
Cash flows from operating activities:
Net income	$411	$367
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	347	348
Amortization of acquisition-related costs	15	19
Writedowns of equity investments	3	5
Gains on sales of equity and debt investments	—	(7)
Gains on sales of assets	(25)	—
Deferred income taxes	(37)	(17)
(Increase) decrease in:
Accounts receivable	(14)	(227)
Inventories	3	(164)
Prepaid expenses and other current assets	(90)	(97)
Accounts payable and accrued expenses	33	58
Income taxes payable	72	105
Accrued profit sharing and retirement	(226)	65
Noncurrent accrued retirement costs	5	(64)
Other	26	2

Net cash provided by operating activities	523	393

Cash flows from investing activities:
Additions to property, plant and equipment	(277)	(401)
Sales of assets	42	—
Purchases of cash investments	(818)	(989)
Sales and maturities of cash investments	1,204	954
Purchases of equity investments	(2)	(2)
Sales of equity and debt investments	—	11

Net cash provided by (used in) investing activities	149	(427)

Cash flows from financing activities:
Payments on loans payable	—	(1)
Dividends paid on common stock	(43)	(37)
Sales and other common stock transactions	57	42
Common stock repurchases	(1,493)	(172)

Net cash used in financing activities	(1,479)	(168)
Effect of exchange rate changes on cash	(5)	(1)

Net decrease in cash and cash equivalents	(812)	(203)
Cash and cash equivalents, January 1	2,668	1,818

Cash and cash equivalents, March 31	$1,856	$1,615

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

1.	Basis of Presentation. The statements of income, statements of comprehensive income and statements of cash flows for the periods ended March 31, 2005 and 2004, and the balance sheet as of March 31, 2005, are not audited but reflect all adjustments that are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown. The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Texas Instruments Incorporated’s annual report on Form 10-K for the year ended December 31, 2004.

2.	Earnings per Share. Computation and reconciliation of earnings per common share (EPS) amounts for net income, on a basic and diluted basis, are as follows (shares in millions):

	For three months ended
	March 31, 2005			March 31, 2004
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$411	1,701	$0.24	$367	1,733	$0.21
Dilutives:
Stock option and compensation plans	—	34		—	51

Diluted EPS	$411	1,735	$0.24	$367	1,784	$0.21

3.	Stock-based Compensation. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” issued in 1995. In April 2005, the Securities and Exchange Commission issued rules that would allow companies to delay the implementation of SFAS No. 123(R) until the annual period beginning after June 15, 2005. However, the Company has announced that it will not delay implementation of SFAS No. 123(R) and expects to begin reporting the fair value of stock-based compensation as an expense in its financial statements beginning in the third quarter of 2005 on a modified prospective application method. Prior to implementation of this new standard, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost was reflected in net income for stock options, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of the grant (except options granted under the Company’s stock purchase plans and acquisition-related stock option awards). Compensation cost has been recognized for restricted stock units. As required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each period presented.

Options granted under the Company’s non-qualified stock option plans have 10-year terms and generally vest over a four year service period from the date of grant.

Based on recent clarifications that affect the Company’s previous interpretation of the timing of expense recognition under SFAS No. 123 for certain retirement eligible recipients of stock option awards, the Company reduced the attribution period it used for certain grants to recognize fair value-based compensation expense for pro forma footnote disclosure purposes for stock option recipients who are retirement eligible or become retirement eligible following the grant of the awards. Such compensation expense for active, retirement eligible employees will now be recognized over a six-month period, and for active, non-retirement eligible employees, over the shorter of the period from grant date to the date they become retirement eligible (not less than the six month required service period) or the normal four year vesting period. Prior to 2005, the Company recognized fair value-based compensation expense for inclusion in its pro forma footnote disclosures generally over the original four year vesting period of each award for all employees, including those who were or became eligible to retire.

The pro forma disclosures for the quarter ended March 31, 2005 set forth below include $94 million ($0.05 per share) as an inception-to-date adjustment of fair value based compensation expense for both retirement eligible employees and employees who became retirement eligible since the date of grants, to reflect the reduced attribution period.

	For three months ended
	Mar. 31, 2005	Mar. 31, 2004
Net income, as reported (in millions)	$411	$367
Add: Stock-based employee compensation expense included in reported net income, net of ($2) and ($2) tax	3	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $38 and $52 tax	(77)	(104)
Deduct: Adjustment for retirement-eligible employees, net of $50 tax	(94)	—

Adjusted net income	$243	$266

Earnings per common share:
Basic – as reported	$.24	$.21

Basic – as adjusted	$.14	$.15

Diluted – as reported	$.24	$.21

Diluted – as adjusted	$.14	$.15

4.	Post-employment benefit plans. Components of net periodic employee benefit cost (in millions of dollars):

	U.S. Pension		Retiree Health Care		Non-U.S. Pension
For the three months ended March 31,	2005	2004	2005	2004	2005	2004
Service cost	$7	$7	$1	$—	$14	$11
Interest cost	11	10	6	6	15	8
Expected return on assets	(12)	(12)	(5)	(4)	(16)	(8)
Amortization of prior service cost	—	—	1	(2)	(3)	—
Amortization of net (gain)/loss	5	5	1	3	9	5

Net periodic benefit cost	$11	$10	$4	$3	$19	$16

Settlement and curtailment (gains)/losses and special termination benefit costs were not significant for any of the periods presented.

5.	Restructuring Actions.

Sensors & Controls Restructuring Action: In the second quarter of 2003, the Company announced a plan to move certain production lines from Attleboro, Massachusetts, to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 920 jobs through voluntary retirement and involuntary termination programs, primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $70 million. As of March 31, 2005, a total of 656 employees have been terminated and total net pretax charges of $58 million have been recorded associated with this action. The remaining charges are expected to be completed in 2006.

In the first quarter of 2005, the Company recorded net pretax charges of $5 million, primarily for severance costs. Of the $5 million, $4 million is included in cost of revenue and $1 million is included in selling, general and administrative expense.

During the first quarter of 2004, the Company recorded net pretax charges of $3 million, primarily for severance and benefit costs.

Semiconductor Restructuring Action: In the second quarter of 2003, the Company announced a restructuring action for the Semiconductor manufacturing operations in the U.S. and international locations, as those operations continued to become more productive with fewer people. During the first quarter of 2004, the Company recorded net pretax charges of $2 million, primarily for severance and benefit costs. This action was completed in the first quarter of 2005 with a total of 897 terminated employees and a total net pretax cost of $82 million. As of March 31, 2005, all affected employees have been terminated and a balance of $8 million of severance and benefit costs remains to be paid through 2011.

Prior Years’ Restructuring Programs

As of March 31, 2005, all employees associated with restructuring actions taken in earlier periods have been terminated and a balance of $16 million of severance and benefit costs remains to be paid through 2008. The extended payment dates reflect the requirements of various foreign government regulations for benefits due to terminated employees.

The following is a reconciliation of the above-mentioned restructuring accruals.

		2003 Restructurings
	Total	S&C Restructuring Action	SC Restructuring Action	Balance, Prior Actions
Description*
BALANCE DEC. 31, 2004	$40	$11	$10	$19

CHARGES:
Severance charges	5	5

DISPOSITIONS:
Severance payments	(9)	(4)	(2)	(3)

BALANCE MARCH 31, 2005	$36	$12	$8	$16

Note: All charges/dispositions are cash items unless otherwise noted.

*	Abbreviations
SC	= Semiconductor
S&C	= Sensors & Controls

6.	Business segment data.

Business segment information follows (in millions of dollars):

	For Three Months Ended
Business Segment Net Revenue	Mar. 31, 2005	Mar. 31, 2004
Semiconductor
Trade	$2,595	$2,573
Intersegment	2	1

	2,597	2,574

Sensors & Controls
Trade	295	283
Intersegment	1	1

	296	284

Educational & Productivity Solutions
Trade	82	79

Corporate activities	(3)	(1)

Total net revenue	$2,972	$2,936

	For Three Months Ended
Business Segment Profit (Loss)	Mar. 31, 2005	Mar. 31, 2004
Semiconductor	$460	$465
Sensors & Controls	69	75
Educational & Productivity Solutions	20	9
Corporate activities	(55)	(51)
Charges/gains and acquisition-related amortization	3	(24)

Profit from operations	$497	$474

Charges/gains and acquisition-related amortization in the first quarter of 2005 includes a gain of $23 million due to the disposition of a sales facility and, to a lesser extent, the sale of assets associated with the Company’s commodity liquid crystal display (LCD) driver product line.

7.	Income Taxes. Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The estimated annual tax rate for 2005 is 24 percent. The primary reason the effective annual tax rate for 2005 differs from the 35 percent statutory corporate tax rate is due to the effect of non-U.S. tax rates and the expected utilization of various tax benefits such as the benefit from export sales and the credit for research activities.

In October 2004 the President signed a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), which creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

As of March 31, 2005, the Company was not in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. may be repatriated. Based on analysis to date, however, it is reasonably possible that the Company may repatriate some amount up to $1.6 billion, with the respective tax liability ranging up to $0.2 billion. The Company’s analysis was based on the statute as currently enacted. Technical corrections, clarifications and regulations related to the statute could impact the Company’s estimate of the tax liability associated with the repatriation.

8.	Contingencies. Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of March 31, 2005, the auditors have issued audit reports on 12 of the 13 projects. The Ministry of Industry is responsible for reviewing the auditors’ findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. TI believes that the grants were obtained and used in compliance with applicable law and contractual obligations. As of March 31, 2005, the Ministry has published final decrees on 10 of the projects representing approximately $135 million of grants. TI does not expect the outcome to have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

The Company has investments in certain venture capital funds. TI has committed to provide additional capital to those funds. As appropriate investments are entered into, the venture capital general partners may draw upon those committed funds from TI. As of March 31, 2005, TI may be required to provide an additional $33 million when the committed funds are called by the venture capital funds’ general partners.

The Company routinely sells products with a limited intellectual property indemnification included in the terms of sale. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by the intellectual property indemnities cannot reasonably be estimated or accrued for.

The Company accrues for known product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty or product liability, and historically the Company has experienced a low rate of payments on product claims. Consistent with general industry practice, the Company enters formal contracts with certain customers in which the parties define warranty remedies. Typically, the Company’s warranty for semiconductor products covers three years, an obligation to repair, replace or refund, and a maximum payment obligation tied to the price paid for the Company’s products. In some cases, product claims may be disproportionate to the price of the Company’s products.

The Company is subject to various legal and administrative proceedings. Although it is not possible to predict the outcome of these matters, the Company believes that the results of these proceedings will not have a material adverse effect upon its financial condition, results of operations or liquidity.

9.	Impact of new accounting standards. In March 2005, the FASB issued FASB interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143” (FIN 47). This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and (or) method of settlement of the obligation. The Company is currently evaluating the potential impact of this issue on its financial position and results of operations, but does not believe the impact of any change, if necessary, will be material.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

Overview

Texas Instruments makes, markets and sells high-technology components; more than 30,000 customers all over the world buy our products. We have three separate business segments: 1) Semiconductor; 2) Sensors & Controls; and 3) Educational & Productivity Solutions. Semiconductor is by far the largest of these business segments. It accounted for over 85 percent of our revenue in 2004, and historically it averages a higher growth rate than the other two business segments, although the semiconductor market is characterized by wide swings in growth rates from year to year. We were the world’s third-largest semiconductor company in 2004 in terms of revenue, according to Gartner, Inc., an industry analyst.

In our Semiconductor segment, we focus primarily on technologies that make it possible for a variety of consumer and industrial electronic equipment to process both analog and digital signals in real time. These technologies are known as analog semiconductors and digital signal processors, or DSPs, and together they account for about three-fourths of our Semiconductor revenue. Almost all of today’s digital electronic equipment requires some form of analog or digital signal processing.

Analog semiconductors process “real world” inputs, such as sound, temperature, pressure and visual images, conditioning them, amplifying them and converting them into digital signals. They also assist in the management of power distribution and consumption, aspects critical to today’s portable electronic devices. Generally, analog products require less capital-intensive factories to manufacture than digital products.

Our analog semiconductors consist of custom products and standard products. Custom products are designed for specific applications for specific customers. Standard products include application-specific standard products (designed for a specific application and usable by multiple customers) and high-performance standard catalog products (usable in multiple applications by multiple customers). These standard products are characterized by differentiated features and specifications, as well as relatively high margins. Standard analog products tend to have long life spans. Many custom and standard products are proprietary and difficult for competitors to imitate. Analog products also include commodity products, which are sold in high volume and into a broad range of applications, and generally are differentiated by price and availability. We are one of the world’s largest suppliers of analog semiconductors.

DSPs use complex algorithms and compression techniques to alter and improve a data stream. These products are ideal for applications that require precise, real-time processing of real-world analog signals that have been converted into digital form. Their power efficiency is important for battery-powered devices.

Our DSPs include both custom and standard products. Custom products are designed for specific applications (such as wireless cell phones, very fast modems that connect users to the Internet via cable or phone lines, or consumer electronics such as digital music players and digital cameras). Standard products are sold into a broad range of applications, and like custom products, are difficult for competitors to imitate. We are the world’s largest supplier of DSPs.

In addition to analog semiconductors and DSPs, Digital Light Processing™ (DLP™) products have become strong contributors to our Semiconductor segment. DLP products are micro-electromechanical systems that use optical semiconductors to digitally manipulate light. In 2004, DLP products accounted for more than 5 percent of TI’s revenue.

We own and operate semiconductor manufacturing sites in the Americas, Japan, Europe and Asia. During 2004, we broke ground on a new semiconductor manufacturing complex in Texas. We plan to construct the building and infrastructure ahead of market demand, followed by stages of equipment installation as demand increases. When completed, the new facility will build some of the world’s most advanced semiconductor devices on 300-millimeter wafers.

Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation. Because we own most of our manufacturing capacity, a significant portion of our operating costs are fixed. In general, these costs do not decline with reductions in customer demand or our utilization of our manufacturing capacity, and can adversely affect profit margins as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, which should improve profit margins.

As part of our manufacturing strategy, we outsource a portion of our product manufacturing to outside suppliers (foundries and assembly/test subcontractors), which reduces the amount of capital expenditures and subsequent depreciation required to meet customer demands, as well as fluctuations in profit margins. Outside foundries provided about 20 percent of our total capacity needs in 2004.

The semiconductor market is characterized by constant and typically incremental innovation in product design and manufacturing technologies. We make significant investments in research and development (R&D). Products resulting from our R&D investments in the current period did not contribute materially to revenue in that period, but should benefit us in future years. In general, new semiconductor products are shipped in limited quantities initially, and will then ramp into high volumes over time. Prices and manufacturing costs tend to decline over time as products and technologies mature.

In our Sensors & Controls segment, products include sensors, electrical and electronic controls, and radio frequency identification (RFID) systems. Our primary markets are automotive and industrial. Other targeted markets include heating, ventilation, air conditioning, refrigeration and industrial control systems. This business segment represented about 10 percent of our revenue in 2004.

Our Educational & Productivity Solutions (E&PS) segment is a leading supplier of graphing handheld calculators. It also provides our customers with business and scientific calculators and a wide range of advanced classroom tools and professional development that enables students and teachers to interactively explore math and science. Our products are marketed primarily through retailers and to schools through instructional dealers. This business segment represented about 5 percent of our revenue in 2004.

Profit sharing accruals in 2005 will be lower than in 2004. In 2005, payments under the TI employee profit sharing plan are determined using a different formula than was used in 2004. The 2005 plan provides for profit sharing to be paid based solely upon our operating margin for the full calendar year. Under the new plan, a minimum threshold of 10 percent operating margin must be achieved before any profit sharing is paid. Profit sharing at 10 percent operating margin will be 2 percent of eligible payroll. The maximum amount of profit sharing available under the plan will be 20 percent of eligible payroll, and will only be paid when our operating margin meets or exceeds 35 percent for a full calendar year. We will continue to accrue profit sharing based on how we expect the Company to perform for the year in total. The accrual in a given quarter is based on our expectations at that time as to annual performance. The profit-sharing accrual is included in cost of revenue, research and development (R&D) expense, and selling, general and administrative (SG&A) expense.

We operate in a number of tax jurisdictions and are subject to several types of taxes including income, property, payroll and sales and other transactional taxes. The timing of the final determination of our tax liabilities varies among these jurisdictions and their taxing authorities. As a result, during any particular reporting period, we might reflect (in either income before income taxes, the provision for income taxes or both) one or more tax refunds or assessments, or changes to tax liabilities, involving one or more of the taxing authorities.

First Quarter 2005 Results

TI’s first-quarter 2005 revenue was $2972 million, about even with the year-ago period. Sequentially, revenue decreased 6 percent as gains in our Sensors & Controls and E&PS businesses were more than offset by an expected decline in our Semiconductor business.

Sequentially, our gross and operating profit margins increased despite the decline in revenue. Our gross profit margin expanded 2.6 percentage points to 44.9 percent of revenue, and our operating margin increased 1.3 percentage points to 16.7 percent of revenue.

TI inventories declined slightly from the fourth quarter of 2004, a period in which they were reduced by $100 million. Having adjusted inventories to desired levels during the fourth quarter, we increased production in our Semiconductor factories in the first quarter to realign factory output with our shipments.

Earnings per share (EPS) were $0.24 in the first quarter.

We started 2005 with stronger profit performance despite a slower semiconductor market environment. This improved profitability, in a quarter where revenue declined sequentially, was primarily due to, in decreasing order, higher utilization of our owned factories, lower manufacturing costs and lower operating expenses.

However, the market environment is improving. We believe that the inventory correction in our standard semiconductor products at distributors that began in the third quarter of 2004 is complete, as demonstrated by sequential growth in revenue and orders for these products. We expect that the inventory correction associated with our DLP semiconductor products used in high-definition televisions and projectors will continue into the second quarter of 2005, although the rate of reductions should subside.

While the overall environment for cell phones will likely support a lower growth rate than last year, we continue to have high expectations for our wireless performance in 2005. In the first quarter, our wireless revenue grew 15 percent from a year ago and declined 14 percent sequentially following a strong fourth quarter. Recent market reports have confirmed that we are the world’s top provider of semiconductors used in the wireless market, and we expect to gain additional share this year in the fast-growing market for third-generation universal mobile telecommunications system (3G UMTS) modems based on the strength of our DSPs.

We continued to repurchase our common stock during the first quarter, and are now more than halfway through the $3 billion of repurchase plans announced in September 2004 and January 2005.

A separate discussion of operating results by segment is presented below.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Statements of Income – Selected Items

(In millions)

	For Three Months Ended
	Mar. 31 2005	Dec. 31 2004	Mar. 31 2004

Revenues by segment:
Semiconductor	$2,597	$2,798	$2,574
Sensors & Controls	296	277	284
E&PS	82	80	79
Intercompany elimination and other	(3)	(2)	(1)

Net revenue	$2,972	$3,153	$2,936

Cost of revenue	1,636	1,819	1,614
Gross profit	1,336	1,334	1,322
Gross profit % of revenue	44.9%	42.3%	45.0%
Research and development (R&D)	495	487	494
R&D % of revenue	16.6%	15.5%	16.8%
Selling, general and administrative (SG&A)	344	363	354
SG&A % of revenue	11.6%	11.5%	12.0%
Profit from operations	497	484	474
Operating profit % of revenue	16.7%	15.4%	16.2%
Other income (expense) net	48	86	50
Interest on loans	2	2	8

Income before income taxes	543	568	516
Provision for income taxes	132	78	149

Net income	$411	$490	$367

Diluted earnings per common share	$.24	$.28	$.21

Details of Financial Results

In the first quarter, our gross profit of $1336 million was about even sequentially. Compared with a year ago, gross profit increased $14 million, reflecting higher gross profit in E&PS and a gain on the sale of assets associated with our commodity liquid crystal display (LCD) driver product line.

Research and development (R&D) expense of $495 million, or 16.6 percent of revenue, increased $8 million sequentially due to higher Semiconductor product development expenses. Compared with the year-ago period, R&D expense was about even as lower expenses offset higher Semiconductor product development expenses.

Selling, general and administrative (SG&A) expense of $344 million, or 11.6 percent of revenue, decreased $19 million sequentially and $10 million from a year ago due to the gain recognized on the disposition of a sales facility and, to a lesser extent, lower expenses.

Operating profit of $497 million, or 16.7 percent of revenue, increased $13 million sequentially due to lower SG&A expenses and, to a lesser extent, higher gross profit. Operating profit increased $23 million from a year ago due to higher gross profit and, to a lesser extent, lower SG&A expenses.

Other income (expense) net (OI&E) of $48 million decreased $38 million sequentially primarily due to the impact in the previous quarter of a partial settlement of matters related to grants from the Italian government regarding our former memory business operations and equally, the resolution in that quarter of an open sales-tax item associated with the company’s previously divested defense electronics business. Compared with the year ago period, OI&E decreased $2 million.

The estimated annual and quarterly effective tax rate for the first quarter was 24 percent. This compares to the previous quarter’s annual rate of 23 percent and quarterly effective tax rate of 14 percent that included a cumulative catch-up reduction in tax expense. The effective tax rate in the year-ago quarter was 29 percent. The primary reason the effective annual tax rate for 2005 differs from the 35 percent statutory corporate tax rate is the effect of non-U.S. tax rates and, to a lesser extent, various tax benefits such as the credits for export sales and research activities. The decline in the estimated annual tax rate in 2005 versus the estimated rate used in last year’s first quarter is primarily due to an increase in estimated effect of non-U.S. taxes and, to a lesser extent, the benefits of credits for export sales and research activities.

Our first quarter financial statements are presented based upon the tax laws in effect as of March 31, 2005. At that time, it was our intention to continue to indefinitely reinvest a portion of our undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred U.S. tax liability has been recorded in connection therewith. On October 22, 2004, The American Jobs Creation Act of 2004 (the Jobs Creation Act) was signed into law. One of the provisions of the Jobs Creation Act allows a corporation to claim a special tax deduction for certain qualifying earnings that are repatriated from non-U.S. subsidiaries during a one-year qualifying period. This special deduction will have the effect of substantially reducing the U.S. tax rate applicable to non-U.S. subsidiary earnings that are repatriated and eligible for this benefit. We are currently studying the new rules under the Jobs Creation Act to determine the extent to which we might decide to increase the level of repatriation of non-U.S. earnings and elect to apply the reduced rate of U.S. tax to such earnings. See Note 7 to the financial statements for additional discussion.

Orders of $3028 million increased $84 million sequentially primarily due to seasonally higher demand for E&PS graphing calculators as well as higher demand for Sensors & Controls products. Compared with a year ago, orders decreased $203 million due to lower demand for Semiconductor products.

Semiconductor

In the first quarter, Semiconductor revenue of $2597 million decreased $201 million sequentially primarily due to lower shipments resulting from decreased demand for wireless products, and to a lesser extent, DLP products. Compared with a year ago, revenue was about even as higher shipments in wireless were offset by declines in shipments in most other product areas.

Wireless revenue decreased 14 percent sequentially, primarily due to seasonality. The sequential trend was generally consistent across all handset technologies—2G, 2.5G and 3G. Wireless revenue grew 15 percent from a year ago as growth in the advanced 2.5G and 3G technologies more than offset a decline in 2G revenue.

As mentioned above, we sold the assets associated with our commodity LCD driver product line in the first quarter. In 2004, this product line averaged about $50 million of revenue per quarter and, prior to its sale, contributed $39 million in revenue in the first quarter of 2005.

Analog revenue decreased 3 percent sequentially primarily due to lower shipments resulting from decreased demand from wireless customers. Compared with a year ago, analog revenue decreased 8 percent due to lower shipments resulting from broad-based declines in demand. High-performance analog revenue increased 5 percent sequentially reflecting the completion of distributor inventory reductions during the quarter and declined 2 percent from the year-ago quarter, a quarter in which distributors were building inventory.

DSP revenue decreased 12 percent sequentially and grew 16 percent compared with a year ago, in both cases due to changes in shipments resulting from changing demand from wireless customers.

Our remaining Semiconductor revenue decreased 6 percent sequentially due to reductions of excess inventory at TI’s DLP product customers. This decrease more than offset growth in revenue from increased shipments of commodity standard logic products, microcontrollers and RISC microprocessors. Compared with a year ago, this revenue declined 4 percent due to lower DLP and commodity standard logic revenue as a result of lower shipments caused by decreased demand, which more than offset growth in microcontrollers and RISC microprocessors.

Royalties of about $130 million were even sequentially. For the remainder of 2005, we expect royalty revenue to initially decrease and then remain flat at about $100 million per quarter.

Gross profit for the first quarter was $1189 million, or 45.8 percent of revenue. Gross profit declined $17 million sequentially, as a combination of lower expenses and higher utilization of manufacturing assets mostly offset the impact of lower revenue. Having completed a significant inventory reduction in the fourth quarter of 2004, we increased first-quarter factory loadings to realign factory output with shipment levels, resulting in higher utilization levels. Compared with a year ago, gross profit was about even as lower expenses and (to a lesser extent) the impact of higher shipments offset the effect of lower factory utilization.

Operating profit for the first quarter was $460 million, or 17.7 percent of revenue, down $18 million sequentially due to lower gross profit. Compared with a year ago, operating profit was about the same.

Semiconductor orders of $2567 million were about even sequentially as lower demand for wireless and DLP products offset gains in most other areas. Compared with a year ago, orders decreased 9 percent as growth in demand for wireless products was more than offset by declines in most other product areas.

Sensors & Controls

Sensors & Controls revenue was a quarterly record of $296 million, up $19 million sequentially and $12 million from the year-ago period due to higher shipments resulting from increased demand for sensor products.

Gross profit was $106 million, or 35.8 percent of revenue, up $7 million sequentially primarily due to higher revenue. Compared with a year ago, gross profit decreased $4 million due to price reductions, primarily for automotive sensor products.

Operating profit was $69 million, or 23.2 percent of revenue, up $7 million sequentially and down $6 million from a year ago primarily due to gross profit.

Orders of $312 million increased $38 million sequentially and $10 million from the year-ago quarter. Both increases are primarily attributable to increased demand for sensor products.

Educational & Productivity Solutions (E&PS)

E&PS revenue was $82 million, up $2 million from the prior quarter and $3 million from a year ago.

Gross profit was $44 million, or 54.2 percent of revenue, up $2 million sequentially due to higher revenue, and $7 million from a year ago due to lower manufacturing costs.

Operating profit was $20 million, or 24.1 percent of revenue, up $4 million sequentially due to the combination of higher gross profit and lower SG&A expenses. Compared with a year ago, operating profit increased $11 million primarily due to higher gross profit.

Orders of $151 million increased $72 million sequentially due to seasonal demand for graphing calculators. Compared with a year ago, E&PS orders increased $31 million due to some customers accelerating to the first quarter their annual back-to-school orders.

Financial Condition

At the end of the first quarter, total cash (cash and cash equivalents plus short-term investments plus long-term cash investments) was $5140 million, a decrease of $1218 million from the end of the previous quarter and a decrease of $353 million from the end of the year-ago period. During the quarter, we used $1493 million in cash to repurchase 58 million shares of our common stock. We are continuing the stock repurchase programs in the second quarter.

Capital expenditures in the first quarter of $277 million increased by $66 million sequentially and decreased by $124 million from a year ago.

Depreciation in the first quarter of $347 million decreased $43 million sequentially and $1 million from the year-ago period.

Accounts receivable at the end of the first quarter of $1696 million were the same as at the end of the previous quarter. Accounts receivable increased $18 million from the end of the year-ago quarter due to higher sales. Days sales outstanding were 51 at the end of the first quarter compared with 48 at the end of the previous quarter and 51 at the end of the year-ago quarter.

Inventories of $1245 million at the end of the first quarter declined $11 million from the end of the previous quarter. Compared with the end of the year-ago quarter, inventories increased $97 million due to inventories we built in the first three quarters of 2004 to increase our ability to quickly deliver products to customers. Days of inventory at the end of the first quarter were 69, up from 62 days at the end of the previous quarter and 64 days at the end of the year-ago period.

Liquidity and Capital Resources

Cash flow from operations in the first quarter of $523 million increased $130 million from the year-ago quarter primarily due to changes in accounts receivable and in inventory, partially offset by the payment of employee profit sharing for 2004 performance.

Net cash provided by investing activities was $149 million for the first quarter of 2005, compared with $427 million used in investing activities for the same period a year ago. Increases in net cash flows from purchases, sales and maturities of cash investments totaled $421 million, which was used to support stock repurchase programs. Additions to property, plant and equipment of $277 million were $124 million lower than in the first quarter of 2004, when expenditures were being made primarily to increase assembly and test capacity and for semiconductor equipment used in 90-nanometer wafer fabrication.

For the first three months of 2005, net cash used in financing activities was $1479 million compared with $168 million in the year-ago period, reflecting our repurchase of a larger number of shares of TI common stock. We used $1493 million of cash to repurchase 58 million shares of common stock in the first quarter of 2005, compared with $172 million used to repurchase 5.6 million shares of common stock in the year-ago period. Also, we paid a total of $43 million in dividends on our common stock in the first quarter of 2005 compared with $37 million in the year-ago quarter. The dividend rate was increased in the third quarter of 2004 and dividends were first paid at the new rate in the following quarter.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, authorized stock repurchases, dividend payments and other business requirements for at least the next 12 months.

For 2005, we continue to expect: R&D to be about $2.1 billion, capital expenditures to be about $1.3 billion and depreciation to be about $1.4 billion. The effective tax rate for the year is expected to be about 24 percent, unchanged from the prior estimate. This tax rate does not include any impact related to the expensing of stock options under the Financial Accounting Standards Board’s Statement 123(R), which we expect to implement in the third quarter of 2005. In addition, this outlook does not reflect the impact of any potential repatriation of cash under the Jobs Creation Act.

Change in Accounting Standards

See Notes 3 and 9 to the Financial Statements for detailed information regarding the status of new accounting standards that are not yet effective for TI.

Restructuring Actions and Other Items

Sensors & Controls Restructuring Action: In the second quarter of 2003, we announced a plan to move certain production lines from Attleboro, Massachusetts, to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 920 jobs through voluntary retirement and involuntary termination programs primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $70 million, primarily for severance and benefit costs. When completed at the end of 2006, the projected savings from this restructuring action are estimated to be an annualized $40 million, predominantly comprised of payroll and benefit savings. As of March 31, 2005, a total of 656 employees have been terminated and total net pretax charges of $58 million have been recorded associated with this action. Charges are expected to be completed in 2006.

Semiconductor Restructuring Action: In the second quarter of 2003, we announced a restructuring action that affected 897 jobs in Semiconductor manufacturing operations in the U.S. and international locations, as those operations continued to become more productive with fewer people. This program was completed in the first quarter of 2005. The total cost of the restructuring action was $82 million, and the projected savings are estimated to be an annualized $67 million, predominantly comprised of payroll and benefit savings.

For more detailed information on the restructuring actions, see note 5 to the financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 56 and 57 of Exhibit 13 to Registrant’s Form 10-K for the year ended December 31, 2004, and is incorporated by reference to such exhibit.

ITEM 4. Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding the Registrant’s repurchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2005	1,500,000	$23.16	1,500,000	127,836,190	(2)
February 1 through February 28, 2005	28,474,060	$25.26	28,474,060	85,108,116	(3)
March 1 through March 31, 2005	32,599,500	$26.03	32,599,500	55,093,270	(4)

Total	62,573,560	$25.61	62,573,560	55,093,270	(4)

(1)	All purchases during the quarter were made under one of the following authorizations from our Board of Directors: (a) authorization to purchase up to 21 million shares of TI common stock (announced by the Company on February 19, 2004); (b) authorization to purchase up to $1 billion of additional shares of TI common stock (announced by the Company on September 16, 2004, the “September 2004 Authorization”); and (c) authorization to purchase up to $2 billion of additional shares of TI common stock (announced by the company on January 25, 2005, the “January 2005 Authorization”). No expiration date has been specified for any of these authorizations.

All purchases were made through open-market purchases. They include 4,500,000 shares for which trades were settled in the first three business days of April 2005, for $115 million.

(2)	For purposes of the table, the number of shares that may yet be purchased under the September 2004 Authorization and the January 2005 Authorization has been calculated by dividing the remaining dollar authorization as of the end of the period ($2,793,605,029) by the New York Stock Exchange (NYSE) closing stock price of January 31, 2005 ($23.21) and rounding to the nearest whole share.
(3)	For purposes of the table, the number of shares that may yet be purchased under the September 2004 Authorization and the January 2005 Authorization has been calculated by dividing the remaining dollar authorization as of the end of the period ($2,252,811,829) by the NYSE closing stock price of February 28, 2005 ($26.47) and rounding to the nearest whole share.

(4)	For purposes of the table, the number of shares that may yet be purchased under the September 2004 Authorization and the January 2005 Authorization has been calculated by dividing the remaining dollar authorization as of the end of the period ($1,404,327,447) by the NYSE closing stock price of March 31, 2005 ($25.49) and rounding to the nearest whole share.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This report includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as TI or its management “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Similarly, statements in this report that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements.

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

For a more detailed discussion of these factors, see the text under the heading “Cautionary Statements Regarding Future Results of Operations” in Item 1 of the Company’s most recent Form 10-K. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

BY:	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer

Date: May 4, 2005