Form 10-Q
period 2005-06-30
TEXAS INSTRUMENTS INC
filed 2005-08-04
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Act).    Yes  ☒    No  ☐

1,623,052,781

Number of shares of Registrant’s common stock outstanding as of

June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Statements of Income

(In millions, except per-share amounts)

	For Three Months Ended		For Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net revenue	$3,239	$3,241	$6,211	$6,177
Operating costs and expenses:
Cost of revenue	1,718	1,760	3,354	3,374
Research and development	493	514	988	1,007
Selling, general and administrative	359	375	703	730

Total	2,570	2,649	5,045	5,111

Profit from operations	669	592	1,166	1,066
Other income net	56	38	104	87
Interest on loans	2	8	4	15

Income before income taxes	723	622	1,266	1,138
Provision for income taxes	95	181	228	330

Net income	$628	$441	$1,038	$808

Basic earnings per common share	$.38	$.25	$.62	$.47

Diluted earnings per common share	$.38	$.25	$.61	$.45

Average shares outstanding, basic	1,633	1,732	1,667	1,733
Average shares outstanding, diluted	1,669	1,772	1,702	1,778
Cash dividends declared per share of common stock	$.025	$.021	$.050	$.043

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Statements of Comprehensive Income

(In millions)

	For Three Months Ended		For Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$628	$441	$1,038	$808
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment:
Adjustment, net of tax of:
2005 – ($3) and ($8); 2004 – ($1) and $0	4	2	5	—
Changes in available-for-sale investments:
Adjustment, net of tax of:
2005 – ($7) and ($2); 2004 – $9 and $13	13	(17)	4	(24)
Reclassification of recognized transactions:
Adjustment, net of tax of:
2005 – $0 and $0; 2004 – $0 and ($3)	—	1	—	5

Total	17	(14)	9	(19)

Total comprehensive income	$645	$427	$1,047	$789

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Balance Sheets

(In millions, except share amounts)

	June 30, 2005	Dec. 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,133	$2,668
Short-term investments	2,345	3,690
Accounts receivable, net of allowances for customer adjustments and doubtful accounts of $39 in 2005 and $41 in 2004	1,902	1,696
Inventories:
Raw materials	116	117
Work in process	700	756
Finished goods	386	383

Inventories	1,202	1,256

Deferred income taxes	597	554
Prepaid expenses and other current assets	320	326

Total current assets	8,499	10,190

Property, plant and equipment at cost	9,323	9,573
Less accumulated depreciation	(5,566)	(5,655)

Property, plant and equipment, net	3,757	3,918

Equity and debt investments	265	264
Goodwill	708	701
Acquisition-related intangibles	86	111
Deferred income taxes	568	449
Capitalized software licenses, net	288	307
Prepaid retirement costs	246	277
Other assets	69	82

Total assets	$14,486	$16,299

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion long-term debt	$306	$11
Accounts payable and accrued expenses	1,479	1,444
Income taxes payable	255	203
Profit sharing contributions and accrued retirement	70	267

Total current liabilities	2,110	1,925

Long-term debt	55	368
Accrued retirement costs	534	589
Deferred income taxes	35	40
Deferred credits and other liabilities	289	314

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: 2005 – 1,738,514,238; 2004 – 1,738,156,615	1,739	1,738
Paid-in capital	611	750
Retained earnings	12,197	11,242
Less treasury common stock at cost:
Shares: 2005 – 115,461,457; 2004 – 20,041,497	(2,908)	(480)
Accumulated other comprehensive loss:
Minimum pension liability	(163)	(168)
Unrealized holding losses on investments	(11)	(15)
Deferred compensation	(2)	(4)

Total stockholders’ equity	11,463	13,063

Total liabilities and stockholders’ equity	$14,486	$16,299

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Statements of Cash Flows

(In millions)

	For Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$1,038	$808
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	692	711
Amortization of acquisition-related costs	30	38
(Gains)/losses on investments	5	(5)
(Gains)/losses on sales of assets	(26)	—
Deferred income taxes	(211)	68
(Increase) decrease in:
Accounts receivable	(226)	(481)
Inventories	46	(301)
Prepaid expenses and other current assets	(4)	(41)
Accounts payable and accrued expenses	34	98
Income taxes payable	82	(92)
Accrued profit sharing and retirement	(195)	165
Noncurrent accrued retirement costs	11	(69)
Other	74	—

Net cash provided by operating activities	1,350	899

Cash flows from investing activities:
Additions to property, plant and equipment	(534)	(757)
Sales of assets	47	—
Purchases of cash investments	(1,066)	(2,111)
Sales and maturities of cash investments	2,396	2,032
Purchases of equity investments	(8)	(14)
Sales of equity and debt investments	—	30
Acquisition of businesses, net of cash acquired	(18)	—

Net cash provided by (used in) investing activities	817	(820)

Cash flows from financing activities:
Payments on loans payable	—	(1)
Payments on long term debt	(10)	(28)
Dividends paid on common stock	(84)	(74)
Sales and other common stock transactions	173	111
Common stock repurchases	(2,785)	(285)

Net cash used in financing activities	(2,706)	(277)
Effect of exchange rate changes on cash	4	3

Net decrease in cash and cash equivalents	(535)	(195)
Cash and cash equivalents, January 1	2,668	1,818

Cash and cash equivalents, June 30	$2,133	$1,623

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

1.	Basis of Presentation. The statements of income, statements of comprehensive income and statements of cash flows for the periods ended June 30, 2005 and 2004, and the balance sheet as of June 30, 2005, are not audited but reflect all adjustments that are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown. The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in Texas Instruments Incorporated’s annual report on Form 10-K for the year ended December 31, 2004.

2.	Earnings per Share. Computation and reconciliation of earnings per common share (EPS) amounts for net income, on a basic and diluted basis, are as follows (in millions, except per-share amounts):

	2nd Quarter 2005			2nd Quarter 2004
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$628	1,633	$0.38	$441	1,732	$0.25
Dilutives:
Stock option and compensation plans	—	36		—	40

Diluted EPS	$628	1,669	$0.38	$441	1,772	$0.25

	Year To Date 2005			Year To Date 2004
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$1,038	1,667	$0.62	$808	1,733	$0.47
Dilutives:
Stock option and compensation plans	—	35		—	45

Diluted EPS	$1,038	1,702	$0.61	$808	1,778	$0.45

3.	Stock-based Compensation. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” previously issued in 1995. In April 2005, the Securities and Exchange Commission issued rules that would allow companies to delay the implementation of SFAS No. 123(R) until the annual period beginning after June 15, 2005. However, the Company has announced that it will not delay implementation of SFAS No. 123(R) and expects to begin reporting the fair value of stock-based compensation as an expense in its financial statements beginning in the third quarter of 2005 on a modified prospective application method. This expense is expected to be about $80 million before taxes in the third quarter of 2005, or $0.03 per share.

The Company currently accounts for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost was reflected in net income for stock options, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of the grant (except options granted under the Company’s stock purchase plans and acquisition-related stock option awards). Compensation cost has been recognized for restricted stock units.

In the first quarter of 2005, the Company reduced the attribution period it used for certain grants of non-qualified stock options to recognize fair value-based compensation expense for pro forma note disclosure purposes for those stock option recipients who are retirement eligible or become retirement eligible following the grant of the awards. Options granted under the Company’s non-qualified stock option plans have 10-year terms and generally vest over a four year service period from the date of grant. Effective January 1, 2005, such compensation expense for active, retirement-eligible employees is now recognized over a six-month period, and for active, non-retirement-eligible employees, over the shorter of the period from grant date to the date they become retirement eligible (but not less than the six month minimum required service period) or the normal four-year vesting period. As a result, the Company included in its first quarter 2005 pro forma note disclosures a $94 million after-tax ($0.05 per share) inception-to-date adjustment of fair value-based compensation expense for both retirement-eligible employees and employees who became retirement eligible since the dates of grant, to reflect the reduced attribution period.

As required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each period presented (in millions, except per-share amounts):

	For Three Months Ended		For Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported	$628	$441	$1,038	$808
Add: Stock-based employee compensation expense included in reported net income, net of ($2), ($2), ($4) and ($3) tax	3	3	6	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $31, $44, $69 and $96 tax	(66)	(89)	(142)	(192)
Deduct: Adjustment for retirement-eligible employees, net of $50 tax	—	—	(94)	—

Adjusted net income	$565	$355	$808	$622

Earnings per common share:
Basic – as reported	$.38	$.25	$.62	$.47

Basic – as adjusted	$.35	$.21	$.48	$.36

Diluted – as reported	$.38	$.25	$.61	$.45

Diluted – as adjusted	$.34	$.20	$.47	$.35

4.	Post-employment Benefit Plans. Components of net periodic employee benefit cost (in millions):

	U.S. Pension		Retiree Medical		Non-U.S. Pension
For the three months ended June 30,	2005	2004	2005	2004	2005	2004
Service cost	$6	$6	$1	$1	$12	$11
Interest cost	11	11	6	5	13	11
Expected return on assets	(12)	(11)	(5)	(4)	(14)	(10)
Amortization of prior service cost	—	—	—	(1)	(2)	—
Amortization of net loss	6	5	2	3	8	5

Net periodic benefit cost	$11	$11	$4	$4	$17	$17

	U.S. Pension		Retiree Medical		Non-U.S. Pension
For the six months ended June 30,	2005	2004	2005	2004	2005	2004
Service cost	$13	$13	$2	$1	$26	$22
Interest cost	22	21	12	11	28	19
Expected return on assets	(24)	(23)	(10)	(8)	(30)	(18)
Amortization of prior service cost	—	—	1	(3)	(5)	—
Amortization of net loss	11	10	3	6	17	10

Net periodic benefit cost	$22	$21	$8	$7	$36	$33

5.	Restructuring Actions. Sensors & Controls Restructuring Action: In the second quarter of 2003, the Company announced a plan to move certain production lines from Attleboro, Massachusetts, to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 920 jobs through voluntary retirement and involuntary termination programs through 2006, primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $70 million. As of June 30, 2005, a total of 738 employees have been terminated and total net pretax charges of $62 million have been recorded associated with this action. The remaining charges are expected to be completed by the end of 2006.

In the second quarter of 2005, the Company recorded net pretax charges of $4 million in cost of revenue, primarily for severance costs.

In the first quarter of 2005, the Company recorded net pretax charges of $5 million, primarily for severance costs. Of the $5 million, $4 million was included in cost of revenue and $1 million was included in selling, general and administrative expense.

In the second quarter of 2004, the Company recorded net pretax charges of $3 million in cost of revenue, primarily for severance costs.

In the first quarter of 2004, the Company recorded net pretax charges of $3 million, primarily for severance costs. Of the $3 million, $2 million was included in cost of revenue and $1 million was included in selling, general and administrative expense.

Semiconductor Restructuring Action: In the second quarter of 2003, the Company announced a restructuring action for Semiconductor manufacturing operations in the U.S. and international locations, as those operations continued to become more productive with fewer people. During 2003 and 2004, a total of 875 employees were terminated, primarily at locations in the U.S., Japan and Germany. This action was completed in the first quarter of 2005 with a total of 897 terminated employees and a total net pretax cost of $82 million. As of June 30, 2005, all affected employees have been terminated and a balance of $7 million of severance and benefit costs remains to be paid through 2011.

Prior Years’ Restructuring Programs

As of June 30, 2005, all employees associated with restructuring actions taken in earlier periods have been terminated and a balance of $14 million of severance and benefit costs remains to be paid through 2008. The extended payment dates reflect the requirements of various non-U.S. government regulations for benefits due to terminated employees.

The following is a reconciliation of the above-mentioned restructuring accruals (in millions):

		2003 Restructurings
	Total	S&C Restructuring Action	SC Restructuring Action	Balance, Prior Actions
Description*
BALANCE DEC. 31, 2004	$40	$11	$10	$19

CHARGES:
Severance charges	5	5
DISPOSITIONS:
Severance payments	(9)	(4)	(2)	(3)

BALANCE MARCH 31, 2005	36	12	8	16

CHARGES:
Severance charges	4	4
DISPOSITIONS:
Severance payments	(8)	(5)	(1)	(2)

BALANCE JUNE 30, 2005	$32	$11	$7	$14

Note:	All charges/dispositions are cash items unless otherwise noted.

*Abbreviations

SC = Semiconductor

S&C = Sensors & Controls

6.	Business Segment Data. Business segment information follows (in millions):

	For Three Months Ended		For Six Months Ended
Business Segment Net Revenue	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Semiconductor
Trade	$2,764	$2,783	$5,359	$5,357
Intersegment	1	1	2	1

	2,765	2,784	5,361	5,358

Sensors & Controls
Trade	294	289	589	572
Intersegment	1	1	2	2

	295	290	591	574
Educational & Productivity Solutions
Trade	181	169	263	248
Intersegment eliminations	(2)	(2)	(4)	(3)

Total net revenue	$3,239	$3,241	$6,211	$6,177

	For Three Months Ended		For Six Months Ended
Business Segment Profit (Loss)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Semiconductor	$594	$526	$1,054	$991
Sensors & Controls	72	77	141	152
Educational & Productivity Solutions	79	68	99	77
Corporate activities	(57)	(56)	(112)	(107)
Charges/gains and acquisition-related amortization	(19)	(23)	(16)	(47)

Profit from operations	$669	$592	$1,166	$1,066

Charges/gains and acquisition-related amortization in the first six months of 2005 includes a gain of $23 million due to the disposition of a sales facility and, to a lesser extent, the sale of assets associated with the Company’s commodity liquid crystal display (LCD) driver product line recognized in the first quarter.

7.	Income Taxes. Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pretax income, the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount. As of June 30, 2005, the estimated overall tax rate for the full year of 2005 was 21 percent. Included in the estimated overall tax rate were certain discrete tax items. One item was a favorable adjustment of $130 million to tax reserves as a result of notification of proposed audit adjustments communicated by the tax authority during the second quarter. This tax reserve adjustment was partially offset by the recognition of taxes on dividends to be repatriated from non-U.S. subsidiaries under the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act creates a one-time deduction for certain qualifying dividends from earnings of non-U.S. subsidiaries that are repatriated during a one-year qualifying period. This special deduction will have the effect of substantially reducing the U.S. tax applicable to non-U.S. subsidiary earnings that are repatriated and eligible for this benefit. As of June 30, 2005, the Company determined that it would repatriate approximately $1.3 billion of non-U.S. subsidiary earnings as dividends that will qualify under the Jobs Creation Act and has recognized a related tax expense of $52 million in the second quarter.

As of June 30, 2005, excluding the impact of these discrete tax items, the estimated annual effective tax rate for 2005 is approximately 24 percent. This rate differs from the 35 percent statutory corporate tax rate due primarily to the expected utilization of various tax benefits, such as for export sales and research activities, and the effect of non-U.S. tax rates.

8.	Contingencies. Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of June 30, 2005, the auditors have issued audit reports on 12 of the 13 projects. The Ministry of Industry is responsible for reviewing the auditors’ findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. TI believes that the grants were obtained and used in compliance with applicable law and contractual obligations. As of June 30, 2005, the Ministry has published final decrees on 10 of the projects representing approximately $135 million of grants. TI does not expect the outcome to have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

The Company has investments in certain venture capital funds. TI has committed to provide additional capital to those funds. As appropriate investments are entered into, the venture capital general partners may draw upon those committed funds from TI. As of June 30, 2005, TI may be required to provide an additional $50 million when the committed funds are called by the venture capital funds’ general partners.

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

The Company is subject to various legal and administrative proceedings and claims, including intellectual property claims. Although it is not possible to predict the outcome of these matters, the Company believes that the results of these proceedings and claims will not have a material adverse effect upon its financial condition, results of operations or liquidity.

9.	Impact of New Accounting Standards. In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB statement No. 3.” This standard provides guidance on the accounting for and reporting of accounting changes and error corrections and will be effective for the Company in fiscal years beginning after December 15, 2005. This standard applies to voluntary changes in existing accounting principles and to new accounting standards that do not specify the transition requirements upon adoption of those standards. Except for changes in depreciation methods, this standard will require retrospective application of the new accounting principle to previous periods reported rather than presenting the cumulative effect of the change as of the beginning of the period of the change. Changes in depreciation methods will be applied on a prospective basis, reflecting the effects of the change in current and future periods. Corrections of errors will be reported by restating previously issued financial statements. The impact of the adoption of this standard is not expected to be material.

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

In addition to analog semiconductors and DSPs, Digital Light Processing™ (DLP™) products have become strong contributors to our Semiconductor segment. DLP products use optical semiconductors to digitally manipulate light. In 2004, DLP products accounted for more than 5 percent of our revenue.

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

The semiconductor market is characterized by constant and typically incremental innovation in product design and manufacturing technologies. We make significant investments in research and development (R&D). Products resulting from our R&D investments in the current period did not contribute materially to revenue in that period, but should benefit us in future years. In general, new semiconductor products are shipped in limited quantities initially, and will then ramp into high volumes over time. Prices and manufacturing costs tend to decline over time.

In our Sensors & Controls segment, products include sensors, electrical and electronic controls, and radio frequency identification (RFID) systems. Our primary markets are automotive and industrial. Other targeted markets include heating, ventilation, air conditioning, refrigeration and industrial control systems. This business segment represented about 10 percent of our revenue in 2004. Prices of Sensors & Controls products tend to decline over time.

Our Educational & Productivity Solutions (E&PS) segment is a leading supplier of graphing handheld calculators. It also provides our customers with business and scientific calculators and a wide range of advanced classroom tools and professional development that enables students and teachers to interactively explore math and science. Our products are marketed primarily through retailers and to schools through instructional dealers. This business segment represented about 5 percent of our revenue in 2004. Prices of E&PS products tend to be stable.

Profit sharing accruals in 2005 will be lower than in 2004. In 2005, payments under the TI employee profit sharing plan are determined using a different formula than was used in 2004. The 2005 plan provides for profit sharing to be paid based solely upon our operating margin for the full calendar year. Under the new plan, a minimum threshold of 10 percent operating margin must be achieved before any profit sharing is paid. Profit sharing at 10 percent operating margin will be 2 percent of eligible payroll. The maximum amount of profit sharing available under the plan will be 20 percent of eligible payroll, and will only be paid when our operating margin meets or exceeds 35 percent for a full calendar year. We will continue to accrue profit sharing based on how we expect to perform for the year in total. The accrual in a given quarter is based on our expectations at that time as to annual performance. The profit sharing accrual is included in cost of revenue, R&D expense, and selling, general and administrative (SG&A) expense.

As we announced in April 2005, we will implement Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payments,” beginning in the third quarter of 2005. See Note 3 to the Financial Statements for additional information.

We operate in a number of tax jurisdictions and are subject to several types of taxes including taxes based on income, capital, property and payroll, and sales and other transactional taxes. The timing of the final determination of our tax liabilities varies among these jurisdictions and their taxing authorities. As a result, during any particular reporting period, we might reflect (in either income before income taxes, the provision for income taxes or both) one or more tax refunds or assessments, or changes to tax liabilities, involving one or more taxing authorities.

The American Jobs Creation Act of 2004 (the Jobs Creation Act) creates a one-time deduction for certain qualifying dividends from earnings that are repatriated from non-U.S. subsidiaries during a one-year qualifying period. This special deduction will have the effect of substantially reducing the U.S. tax applicable to non-U.S. subsidiary earnings that are repatriated and eligible for this benefit. As of June 30, 2005, we have estimated that we will repatriate approximately $1.3 billion of non-U.S. subsidiary earnings as dividends that will qualify under the Jobs Creation Act and have recognized a related tax expense of $52 million in the second quarter. This expense is substantially less than the amount that would result if the repatriation of these earnings were to occur without the benefit of the Jobs Creation Act.

Second Quarter 2005 Results

Our revenue for the second quarter was $3239 million, an increase of 9 percent sequentially and about even with the year-ago quarter. The sequential growth primarily was due to increased demand for our analog and DSP semiconductor products. The seasonal increase in demand for calculators from E&PS also contributed to sequential growth.

Record operating profit of $669 million reflected stronger gross profit and, to a lesser extent, tight control of operating expenses. Our gross profit margin expanded 2.1 percentage points sequentially to 47.0 percent of revenue and our operating margin increased 3.9 percentage points to 20.6 percent of revenue.

Earnings per share (EPS) in the second quarter were $0.38, including a net benefit of $0.06 from tax-related items. The tax-related items resulted from favorable developments on several outstanding tax matters that were partially offset by the tax effect related to the decision to repatriate certain non-U.S. subsidiary earnings.

Our strong growth underscores the importance of DSP and analog to a wide range of electronics equipment. We believe that revenue from our broad portfolio of advanced DSP and analog products outpaced the results of our competitors.

Our operations continued to produce significant cash. We repurchased an additional 52 million shares in the quarter, or a total of 110 million shares since the beginning of the year.

We believe the inventory correction that affected our DLP product revenue in the first half of the year is now complete. DLP revenue grew 10 percent sequentially, and we expect it will contribute to growth again in the third quarter of 2005. High-performance analog turned in a strong quarter with 13 percent sequential growth. DSP revenue grew 8 percent sequentially driven by strong growth in wireless applications. Total revenue from the wireless market increased 8 percent as a result of our leading position as a supplier to the fast-growing third-generation (3G) cell-phone market. With Semiconductor orders up 15 percent sequentially in the second quarter and the book-to-bill ratio at 1.07, we believe we will deliver solid growth again in the third quarter.

A separate discussion of operating results by segment is contained in the Details of Financial Results section below.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Statements of Income – Selected Items

(In millions, except per-share amounts)

	For Three Months Ended
	June 30 2005	Mar. 31 2005	June 30 2004
Revenue by segment:
Semiconductor	$2,765	$2,597	$2,784
Sensors & Controls	295	296	290
E&PS	181	82	169
Intercompany elimination and other	(2)	(3)	(2)

Net revenue	$3,239	$2,972	$3,241

Operating costs and expenses:
Cost of revenue	1,718	1,636	1,760
Gross profit	1,521	1,336	1,481
Gross profit % of revenue	47.0%	44.9%	45.7%
Research and development	493	495	514
R&D % of revenue	15.2%	16.6%	15.8%
Selling, general and administrative	359	344	375
SG&A % of revenue	11.1%	11.6%	11.6%

Total	2,570	2,475	2,649

Profit from operations	669	497	592
Operating profit % of revenue	20.6%	16.7%	18.3%
Other income (expense) net	56	48	38
Interest on loans	2	2	8

Income before income taxes	723	543	622
Provision for income taxes	95	132	181

Net income	$628	$411	$441

Diluted earnings per common share	$.38	$.24	$.25

Details of Financial Results

In the second quarter, our gross profit of $1521 million, or 47.0 percent of revenue, increased $185 million sequentially due to higher gross profit from Semiconductor and E&PS. Compared with a year ago, gross profit increased $40 million for the same reason.

R&D expense of $493 million, or 15.2 percent of revenue, decreased $2 million sequentially. R&D expense declined $21 million from a year ago due to a lower accrual for profit sharing.

SG&A expense of $359 million, or 11.1 percent of revenue, increased $15 million sequentially primarily due to a gain on the disposition of a sales facility in the first quarter and, to a lesser extent, seasonally higher marketing expenses in E&PS. SG&A decreased $16 million from a year ago primarily due to a lower profit sharing accrual.

Operating profit of $669 million, or 20.6 percent of revenue, increased $172 million sequentially due to higher gross profit and increased $77 million from a year ago due to higher gross profit and, to a lesser extent, lower operating expenses.

Other Income (Expense) Net (OI&E) of $56 million increased $8 million sequentially primarily due to adjustments to previously accrued interest expense related to favorable developments on several outstanding tax matters, partially offset by reduced interest income on lower cash balances. OI&E increased $18 million from a year ago primarily due to these adjustments.

In the second quarter of 2005, we recognized an adjustment of $130 million to tax reserves associated with favorable developments on certain outstanding income tax matters. This tax reserve adjustment was partially offset by an accrual for taxes on dividends from earnings that are to be repatriated from our non-U.S. subsidiaries under the Jobs Creation Act, as previously noted. Both of these matters were treated as discretely affecting the second quarter tax provision as opposed to being included in the effective annual tax rate. See Note 7 to the financial statements for additional information.

The ongoing effective tax rate for the second quarter, excluding the impact of the discrete tax items, was approximately 24 percent. This compares with the 24 percent rate for the first quarter and 29 percent rate for the year-ago quarter. The decline in the effective rate for the second quarter of 2005 from the prior-year quarter was due to an increase in the benefits of credits for export sales and research activities and, to a lesser extent, an increase in the estimated effect of non-U.S. taxes. Including the effect of the discrete tax items, the overall tax rate for the second quarter is approximately 13 percent.

As of June 30, 2005, the estimated annual effective tax rate for the remainder of 2005 is approximately 24 percent, which excludes the impact of the discrete tax items. This rate differs from the 35 percent statutory corporate tax rate due primarily to the expected utilization of various tax benefits such as for export sales and research activities and, to a lesser extent, the effect of non-U.S. tax rates. Including the effect of the discrete tax items recognized in the second quarter, the estimated overall tax rate for 2005 is approximately 21 percent.

Net income of $628 million increased $217 million sequentially and $187 million from the year-ago quarter. Earnings per share were $0.38 compared with $0.24 sequentially and $0.25 from the year-ago quarter. The increase from the year-ago quarter includes $0.02 per share, and the sequential increase includes $0.01 per share, from the effect of a lower average number of shares outstanding resulting from share repurchases.

Orders of $3389 million increased $361 million sequentially and $136 million from a year ago due to higher demand for Semiconductor products.

Semiconductor

Semiconductor revenue of $2765 million increased $168 million sequentially, or 6 percent, due to higher shipments as a result of strong growth in demand for our analog and DSP products. Compared with a year ago, revenue was about even as increased shipments due to higher demand for DSP products offset declines in shipments in other product areas.

In the wireless market, revenue increased 8 percent sequentially and 8 percent from a year ago. Our leadership position in the Universal Mobile Telecommunications System (UMTS) market continues to benefit us as 3G cell phones were the most significant factor in this growth. 3G revenue was especially strong in baseband processors, although OMAPTM processor growth was strong as well. (OMAP processors are high-performance processors that enable multimedia applications in cell phones and other electronic devices.)

Gross profit was $1315 million, or 47.6 percent of revenue. Gross profit increased $126 million sequentially primarily due to higher product revenue, as well as, in declining order, manufacturing cost reductions and higher utilization of our Semiconductor manufacturing assets. Compared with a year ago, gross profit increased $30 million due to manufacturing cost reductions.

Operating profit was $594 million, or 21.5 percent of revenue, up $134 million sequentially primarily due to higher gross profit. Compared with a year ago, operating profit increased $68 million due to lower operating expenses and, to a lesser extent, higher gross profit.

Analog revenue increased 9 percent sequentially as higher shipments from increased demand for high-performance analog products more than offset the impact of the sale of assets associated with our commodity LCD driver product line, which was completed in the first quarter of 2005. Compared with a year ago, analog revenue decreased 7 percent primarily reflecting the loss of revenue resulting from the sale of the commodity LCD driver product line. High-performance analog revenue increased 13 percent sequentially due to higher shipments resulting from increased demand, and was about even with a year ago.

DSP revenue increased 8 percent sequentially and 10 percent from a year ago primarily due to increased shipments resulting from higher demand from the wireless market.

Our remaining Semiconductor revenue was about even sequentially as higher shipments resulting from increased demand for DLP, reduced instruction set computing (RISC) microprocessor, microcontroller and standard logic products more than offset a decline in royalties. (RISC microprocessors are designed to provide very fast computing, typically for a specialized application, such as servers.) Remaining Semiconductor revenue declined 6 percent compared with a year ago primarily due to lower shipments of DLP and standard logic products, which more than offset increased demand for RISC microprocessors and microcontrollers.

Semiconductor orders of $2950 million increased 15 percent sequentially and 7 percent from a year ago due to strong growth in demand across most of our products.

Sensors & Controls

Sensors & Controls revenue was $295 million, about even sequentially and up $5 million from a year ago due to increased shipments resulting from higher demand for sensor products for the automotive market.

Gross profit was $108 million, or 36.6 percent of revenue, up $2 million sequentially primarily due to cost reductions. Compared with a year ago, gross profit decreased $4 million reflecting a combination of cost reductions in the year-ago quarter and start-up expenses for new products in the second quarter.

Operating profit was $72 million, or 24.5 percent of revenue, up $3 million sequentially primarily due to higher gross profit. Compared with a year ago, operating profit decreased $5 million primarily due to lower gross profit.

Educational & Productivity Solutions

E&PS revenue was $181 million, up $99 million sequentially due to seasonally higher sales of graphing calculator products in preparation for the back-to-school retail season. Compared with a year ago, revenue increased $12 million due to higher shipments resulting from demand for graphing calculator products.

Gross profit was $111 million, or 61.2 percent of revenue, up $67 million sequentially and $12 million from a year ago primarily due to higher revenue.

Operating profit was $79 million, or 43.7 percent of revenue, up $59 million sequentially and $11 million from a year ago due to higher gross profit.

First Six Months of 2005

For the first six months of 2005, we report the following:

Revenue of $6211 million was about even with the year-ago period.

Gross profit was $2857 million compared with $2803 million in the year-ago period. The increase in gross profit as compared to the year-ago period was primarily due to manufacturing cost reductions in Semiconductor and, to a lesser extent, higher revenue in E&PS; these more than offset a lower level of Semiconductor factory utilization than was experienced in the year-ago period. Gross profit margin was 46.0 percent of revenue compared with 45.4 percent in the year-ago period.

R&D expense of $988 million was down 2 percent compared with the year-ago period due to a lower accrual for profit sharing. R&D expense as a percent of revenue was 15.9 percent compared with 16.3 percent in the year-ago period.

SG&A expense of $703 million decreased 4 percent from the year-ago period primarily due to a lower accrual for profit sharing partially offset by increased marketing expenses. SG&A expense as a percent of revenue was 11.3 percent compared with 11.8 percent in the year-ago period.

Operating profit of $1166 million, or 18.8 percent of revenue, increased $100 million compared with the year-ago period due to higher gross profit and, to a lesser extent, lower operating expenses.

OI&E was $104 million, an increase of $17 million from the first six months of 2004 primarily due to adjustments to previously accrued interest expense resulting from favorable developments on several outstanding tax matters in the second quarter.

The effective tax rate for the first six months of 2005, excluding the impact of the discrete tax items previously noted, is approximately 24 percent. This compares with 29 percent for the first six months of 2004. The decrease in the estimated effective tax rate from the year-ago period reflects an increase in the benefits of credits for export sales and research activities and, to a lesser extent, an increase in the estimated effect of non-U.S. taxes. Including the effect of the discrete tax items recognized in the second quarter, the overall tax rate for the first six months of 2005 was 18 percent.

Net income was $1038 million, an increase from $808 million in the year-ago period. Earnings per share were $0.61 per share, including $0.06 per share from the tax related items recognized in the second quarter. Earnings per share in the year-ago period were $0.45 per share. The increase from the year-ago period includes $0.02 per share from the effect of a lower average number of shares outstanding for the current period due to increased share repurchases during the last 12 months.

Orders of $6417 million were about even with the year-ago period.

Semiconductor

Semiconductor revenue in the first six months of 2005 was $5361 million, about even with the year-ago period as revenue from increased shipments resulting from higher demand for products sold into the wireless market was offset by lower shipments of analog and, to a lesser extent, DLP products.

Gross profit for the first six months was $2504 million, or 46.7 percent of revenue, compared with $2474 million and 46.2 percent in the year-ago period. The increase in gross profit, as compared with the year-ago period, was primarily due to manufacturing cost reductions; these more than offset a lower level of utilization than was experienced in the prior year period.

Semiconductor operating profit for the first six months was $1054 million, or 19.7 percent of revenue, up from $991 million and 18.5 percent in the year-ago period due to lower operating expenses and, to a lesser extent, higher gross profit.

Semiconductor orders for the first six months were $5517 million, about even with the year-ago period.

Sensors & Controls

Sensors & Controls revenue was $591 million in the first six months of 2005, up 3 percent from $574 million in the year-ago period due to increased shipments resulting from higher demand for automotive sensors.

Gross profit for the first six months was $214 million, or 36.2 percent of revenue, compared with $222 million and 38.6 percent in the year-ago period. The decrease from the year-ago period was due to start-up expenses for new products in the first six months of 2005.

Operating profit was $141 million, or 23.9 percent of revenue, down from $152 million and 26.6 percent in the first six months of 2004. Operating profit decreased primarily due to lower gross profit.

Educational & Productivity Solutions

E&PS revenue was $263 million for the first six months of 2005, up 6 percent from $248 million in the year-ago period due to increased shipments resulting from higher demand for our latest graphing calculator products.

Gross profit for the first six months was $155 million, or 59.0 percent of revenue, up from $136 million and 54.7 percent in the year-ago period due to higher revenue and, to a lesser extent, manufacturing cost reductions.

Operating profit for the first six months was $99 million, or 37.6 percent of revenue, up from $77 million and 30.8 percent in the year-ago period, primarily due to higher gross profit.

Financial Condition

At the end of the second quarter, total cash (cash and cash equivalents plus short-term investments and long-term cash investments) was $4478 million, down $1880 million from year-end 2004. During the first six months of 2005, we used $2785 million in cash to repurchase 110 million shares of our common stock.

Accounts receivable increased $206 million from year-end 2004 primarily due to seasonally higher E&PS receivables. Days sales outstanding were 53 at the end of the second quarter compared with 48 at year-end 2004.

Inventories of $1202 million at the end of the second quarter decreased $54 million from year-end 2004 as increased shipments outpaced the increase in factory utilization. Days of inventory at the end of the second quarter were 63 compared with 62 at year-end 2004.

Capital expenditures were $534 million for the six months of 2005, compared with $757 million for the year-ago period. Our capital expenditures in the first half were for, in declining order, advanced wafer-fabrication equipment, semiconductor assembly-and-test equipment and construction of our new 300-millimeter manufacturing facility in Texas.

Depreciation was $692 million for the first six months of 2005, down $19 million from the year-ago period.

Liquidity and Capital Resources

For the six months of 2005, cash flow from operations was $1350 million, up $451 million from the year-ago period primarily due to a decrease in working capital.

Net cash provided by investing activities was $817 million for the first six months of 2005 compared with cash used in investing activities of $820 million for the same period a year ago. Net cash flows from purchases, sales and maturities of cash investments provided $1330 million in the first six months of 2005, compared with a net cash usage of $79 million in the year-ago period. This increase in net cash provided by cash investments was used to support our stock repurchase program.

For the first six months of 2005, net cash used in financing activities increased to $2706 million from $277 million in the year-ago period. We used $2785 million of cash to repurchase approximately 110 million shares of our common stock in the first six months of 2005, compared with $285 million used to repurchase approximately 10 million shares of our common stock in the first six months of 2004. Also, we have paid a total of $84 million of common stock dividends in 2005 and $74 million in the year-ago period, reflecting an increased dividend rate that was effective beginning in the fourth quarter of 2004.

In July 2005, we announced a plan to raise our quarterly cash dividend 20 percent. Our new quarterly dividend rate will be $0.03 per quarter, effective with the October 2005 dividend declaration. Also, our Board of Directors has authorized a $2 billion stock repurchase, which is in addition to previously announced stock repurchase authorizations.

In connection with the previously mentioned determination to repatriate approximately $1.3 billion of non-U.S. subsidiary earnings in the form of cash dividends, which, under the terms of the Jobs Creation Act must be completed by the end of 2005, our non-U.S. subsidiaries may have to borrow funds from financial institutions in the event their available cash is less than the amount of earnings to be repatriated. The amounts, if any, that our subsidiaries may have to borrow are not yet finalized.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, authorized stock repurchases, dividend payments and other business requirements for at least the next 12 months.

For 2005, we continue to expect R&D to be about $2.1 billion, capital expenditures to be about $1.3 billion and depreciation to be about $1.4 billion. We continue to expect the estimated effective tax rate for the third and fourth quarters of 2005 to be approximately 24 percent. We do not expect the impact of expensing employee stock options in the second half of 2005 to significantly affect the estimated effective tax rate.

Change in Accounting Standards

See Notes 3 and 9 to the Financial Statements for detailed information regarding the status of new accounting standards that are not yet effective for us.

Restructuring Actions

Sensors & Controls Restructuring Action: In the second quarter of 2003, we announced a plan to move certain production lines from Attleboro, Massachusetts, to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 920 jobs through voluntary retirement and involuntary termination programs primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $70 million, primarily for severance and benefit costs. When completed at the end of 2006, the projected savings from this restructuring action are estimated to be an annualized $40 million, predominantly comprised of payroll and benefit savings. As of June 30, 2005, a total of 738 employees have been terminated and total net pretax charges of $62 million have been recorded associated with this action. Charges are expected to be completed in 2006.

For more detailed information on the restructuring actions, see Note 5 to the financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 56 and 57 of Exhibit 13 to Registrant’s Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference to such exhibit.

ITEM 4. Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

During 2004, the Delaware Court of Chancery ruled on claims and counterclaims filed by TI and by Qualcomm Incorporated. The litigation was initiated by Qualcomm, a developer and marketer of digital wireless communications products based on Code Division Multiple Access (CDMA) technology. Qualcomm sought a declaration (a) that TI breached the Patent Portfolio Agreement dated December 2, 2000, between TI and Qualcomm by disclosing information concerning the business relationship between the parties in violation of the confidentiality provisions in the Agreement and (b) that as a result Qualcomm is entitled to terminate TI’s rights under the Agreement. The complaint also requested damages, attorneys’ fees and costs of suit. TI filed a motion to dismiss and then filed an action against Qualcomm for breach of contract. On June 3, 2004, TI filed a motion for summary judgment on Qualcomm’s claim that TI had materially breached the Agreement. On July 14, 2004, the Court granted TI’s motion for summary judgment. The Court agreed with TI’s argument that its disclosure of information regarding terms of the Agreement was not a material breach of the Agreement, and that Qualcomm was not entitled to terminate TI’s rights under the Agreement. Also, on July 14, 2004, the Court granted Qualcomm’s motion for summary judgment on TI’s claim that Qualcomm had breached the Agreement. Qualcomm subsequently dismissed its damages claim for non-material breach of the Agreement but amended its counterclaim to allege that TI’s filing of its case in the Court of Chancery was a material breach entitling Qualcomm to terminate the Agreement. On September 24, 2004, the Court ruled in TI’s favor that TI’s filing of its case did not breach the Agreement. Qualcomm subsequently appealed the Court of Chancery’s ruling. On June 8, 2005, the Delaware Supreme Court denied Qualcomm’s appeal and entered judgment affirming the Court of Chancery’s ruling in TI’s favor.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding the Registrant’s repurchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2005	30,100,000	$24.45	30,100,000	$668,380,616.82
May 1 through May 31, 2005	15,662,000	$26.01	15,662,000	$261,074,194.02
June 1 through June 30, 2005	1,244,853	$26.95	1,244,853	$227,525,391.38

Total	47,006,853	$25.03	47,006,853	$227,525,391.38

(1)	All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $2 billion of additional shares of TI common stock (announced by the company on January 25, 2005, the “January 2005 Authorization”). No expiration date has been specified for this authorization.

All purchases were made through open-market purchases except for 100,000 shares that were acquired in April through a privately-negotiated forward purchase contract with a non-affiliated financial institution. The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

The table does not include the purchase of 4,500,000 shares pursuant to orders placed in the first quarter, for which trades were settled in the first three business days of the second quarter. The purchase of these shares was reflected in this item in the Company’s report on Form 10-Q for the quarter ended March 31, 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on April 21, 2005, the stockholders elected the Board of Directors of the Registrant and voted upon three Board proposals contained within the Registrant’s Proxy Statement dated March 11, 2005.

The Board nominees were elected with the following vote:

Nominee	For	Withheld
James R. Adams	1,466,119,871	56,777,231
David L. Boren	1,473,619,898	49,277,203
Daniel A. Carp	1,396,300,786	126,596,315
Carrie S. Cox	1,476,039,430	46,857,671
Thomas J. Engibous	1,471,786,730	51,110,372
Gerald W. Fronterhouse	1,466,226,645	56,670,457
David R. Goode	1,432,583,314	90,313,788
Pamela H. Patsley	1,475,899,532	46,997,570
Wayne R. Sanders	1,396,382,200	126,514,902
Ruth J. Simmons	1,395,303,714	127,593,387
Richard K. Templeton	1,472,782,252	50,114,850
Christine Todd Whitman	1,472,970,855	49,926,247

The Board proposals were approved with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non- Votes)	Broker Non- Votes
Board proposal to ratify the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm	1,483,439,548	29,157,536	10,300,315	—

Proposal	For	Against	Abstentions (Other Than Broker Non- Votes)	Broker Non- Votes
Board proposal to approve the TI Employees 2005 Stock Purchase Plan	1,124,909,131	108,198,776	11,792,651	277,996,841

Proposal	For	Against	Abstentions (Other Than Broker Non- Votes)	Broker Non- Votes
Board proposal to reapprove the material terms of the performance goals under the Texas Instruments 2000 Long-Term Incentive Plan	1,377,972,236	131,965,420	12,957,637	—

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

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

Date: August 4, 2005