Form 10-Q
period 2005-09-30
TEXAS INSTRUMENTS INC
filed 2005-11-03
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

1,618,052,791

Number of shares of Registrant’s common stock outstanding as of

September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income

(In millions, except per-share amounts)

	For Three Months Ended		For Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net revenue	$3,590	$3,250	$9,800	$9,427
Operating costs and expenses:
Cost of revenue (COR)	1,819	1,761	5,172	5,135
Research and development (R&D)	527	483	1,515	1,491
Selling, general and administrative (SG&A)	429	349	1,132	1,078

Total	2,775	2,593	7,819	7,704

Profit from operations	815	657	1,981	1,723
Other income, net	49	62	153	149
Interest on loans	2	4	6	19

Income before income taxes	862	715	2,128	1,853
Provision for income taxes	231	152	459	482

Net income	$631	$563	$1,669	$1,371

Basic earnings per common share	$.39	$.33	$1.01	$.79

Diluted earnings per common share	$.38	$.32	$.99	$.77

Average shares outstanding, basic	1,624	1,730	1,652	1,732
Average shares outstanding, diluted	1,663	1,759	1,682	1,771
Cash dividends declared per share of common stock	$.025	$.021	$.075	$.064

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In millions)

	For Three Months Ended		For Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income	$631	$563	$1,669	$1,371
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment:
Adjustment, net of tax of: 2005 – $(3) and ($11); 2004 – ($3) and ($3)	5	4	10	4
Changes in available-for-sale investments:
Adjustment, net of tax of: 2005 – $3 and $1; 2004 – ($2) and $11	(6)	4	(2)	(20)
Reclassification of recognized transactions:
Adjustment, net of tax of: 2005 – ($1) and ($1); 2004 – $0 and ($3)	2	—	2	5

Total	1	8	10	(11)

Total comprehensive income	$632	$571	$1,679	$1,360

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except share amounts)

	Sept. 30, 2005	Dec. 31, 2004
Assets
Cash and cash equivalents	$1,946	$2,668
Short-term investments	3,305	3,690
Accounts receivable, net of allowances for customer adjustments and doubtful accounts of $48 in 2005 and $45 in 2004	1,915	1,696
Raw materials	114	117
Work in process	719	756
Finished goods	325	383

Inventories	1,158	1,256

Deferred income taxes	581	554
Prepaid expenses and other current assets	226	326

Total current assets	9,131	10,190

Property, plant and equipment at cost	9,189	9,573
Less accumulated depreciation	(5,324)	(5,655)

Property, plant and equipment, net	3,865	3,918

Equity and debt investments	234	264
Goodwill	708	701
Acquisition-related intangibles	76	111
Deferred income taxes	413	449
Capitalized software licenses, net	262	307
Prepaid retirement costs	224	277
Other assets	71	82

Total assets	$14,984	$16,299

Liabilities and Stockholders’ Equity
Loans payable and current portion long-term debt	$303	$11
Accounts payable	796	552
Accrued expenses and other liabilities	962	892
Income taxes payable	82	203
Accrued profit sharing and retirement	103	267

Total current liabilities	2,246	1,925

Long-term debt	55	368
Accrued retirement costs	510	589
Deferred income taxes	33	40
Deferred credits and other liabilities	267	314
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: 2005 – 1,738,650,318; 2004 – 1,738,156,615	1,739	1,738
Paid-in capital	674	750
Retained earnings	12,787	11,242
Less treasury common stock at cost: Shares: 2005 – 120,597,527; 2004 – 20,041,497	(3,152)	(480)
Accumulated other comprehensive income (loss):
Minimum pension liability	(158)	(168)
Unrealized holding gains (losses) on investments	(15)	(15)
Deferred compensation	(2)	(4)

Total stockholders’ equity	11,873	13,063

Total liabilities and stockholders’ equity	$14,984	$16,299

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	For Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004
Cash flows from operating activities:
Net income	$1,669	$1,371
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,031	1,089
Stock-based compensation	92	14
Amortization of acquisition-related costs	43	54
(Gains)/losses on investments	5	(1)
(Gains)/losses on sales of assets	(26)	—
Deferred income taxes	(101)	109
Increase (decrease) from changes in:
Accounts receivable	(238)	(518)
Inventories	90	(372)
Prepaid expenses and other current assets	89	(91)
Accounts payable and accrued expenses	282	45
Income taxes payable	(72)	(4)
Accrued profit sharing and retirement	(163)	191
Noncurrent accrued retirement costs	19	(80)
Other	144	34

Net cash provided by operating activities	2,864	1,841
Cash flows from investing activities:
Additions to property, plant and equipment	(984)	(1,087)
Sales of assets	47	—
Purchases of cash investments	(3,161)	(3,022)
Sales and maturities of cash investments	3,543	2,915
Purchases of equity investments	(13)	(16)
Sales of equity and debt investments	39	31
Acquisition of businesses, net of cash acquired	(18)	—

Net cash used in investing activities	(547)	(1,179)
Cash flows from financing activities:
Payments on loans payable and long-term debt	(10)	(434)
Dividends paid on common stock	(125)	(110)
Sales and other common stock transactions	333	116
Excess tax benefit from stock-option exercises	42	—
Common stock repurchases	(3,281)	(383)

Net cash used in financing activities	(3,041)	(811)
Effect of exchange rate changes on cash	2	5

Net decrease in cash and cash equivalents	(722)	(144)
Cash and cash equivalents, January 1	2,668	1,818

Cash and cash equivalents, September 30	$1,946	$1,674

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

1.	Basis of Presentation. The consolidated financial statements of Texas Instruments Incorporated (TI or the Company) have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and on the same basis as the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended September 30, 2005 and 2004, and the balance sheet as of September 30, 2005, are not audited but reflect all adjustments that are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results of the periods shown. The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated balance sheet at that date. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in TI’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the nine month period are not necessarily indicative of a full year’s results. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current presentation.

2.	Earnings per Share. Computation and reconciliation of earnings per common share (EPS) amounts for net income, on a basic and diluted basis, for the periods ending September 30, are as follows (in millions, except per-share amounts):

	3rd Quarter 2005			3rd Quarter 2004
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$631	1,624	$0.39	$563	1,730	$0.33
Dilutives:
Stock option and compensation plans	—	39		—	29

Diluted EPS	$631	1,663	$0.38	$563	1,759	$0.32

	Year To Date 2005			Year To Date 2004
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$1,669	1,652	$1.01	$1,371	1,732	$0.79
Dilutives:
Stock option and compensation plans	—	30		—	39

Diluted EPS	$1,669	1,682	$0.99	$1,371	1,771	$0.77

3.	Stock-based Compensation. The Company has several stock-based employee compensation plans, which are more fully described in Note 13 in the Company’s 2004 Annual Report on Form 10-K. Prior to July 1, 2005, the Company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost was reflected in net income for stock options, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of the grant (except options granted under the Company’s employee stock purchase plans and acquisition-related stock option awards). Compensation cost has been recognized for restricted stock units (RSUs).

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended September 30, 2005, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated.

Effect of Adopting SFAS No. 123(R)

The following is the effect of adopting SFAS No. 123(R) as of July 1, 2005 (in millions, except per share amounts):

For Three and Nine Months Ended
Sept. 30, 2005
Stock-option compensation expense recognized:
(for stock options only):
Cost of revenue	$16
R&D	26
SG&A	36

Total	$78
Related deferred income tax benefit	25

Decrease in net income	$53
Decrease in basic earnings per share	$0.03
Decrease in diluted earnings per share	$0.03

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options and stock options offered under the employee stock purchase plan. Compensation expense related to RSUs was recognized before implementation of SFAS No. 123(R). Compensation expense for RSUs totaled $4 million for the third quarter and $14 million for the nine months ended September 30, 2005, and is included in SG&A. Total stock-based compensation expense, which includes both expense from stock options and RSUs, totaled $82 million for the third quarter and $92 million for the nine months ended September 30, 2005. Stock-based compensation expense has not been allocated to the various segments, but is reflected in corporate.

Prior to adopting SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of non-qualified stock options as operating cash flows (reflected in income taxes payable). SFAS No. 123(R) requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the options exercised) from the date of adoption of SFAS No. 123(R) to be classified as a part of cash flows from financing activities. As a result of adopting SFAS No. 123(R) as of July 1, 2005, $42 million of excess tax benefits for the three months and nine months ended September 30, 2005, have been classified as financing cash flows.

Prior Period Pro Forma Presentations

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per common share for each period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 1, 2005 (in millions, except per-share amounts):

	For Three Months Ended	For Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income, as reported	$563	$1,669	$1,371
Add: Stock-based employee compensation expense included in reported net income, net of ($2), ($30) and ($5) tax (including actual FAS 123(R)-based total stock-based employee compensation expense recognized since July 1, 2005)	3	62	9
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of $45, $95 and $141 tax	(89)	(198)	(281)
Deduct: Adjustment for retirement-eligible employees, net of $50 tax	—	(94)	—

Adjusted net income	$477	$1,439	$1,099

Earnings per common share:
Basic – as reported	$.33	$1.01	$.79

Basic – as adjusted for stock-based compensation expense	$.28	$.87	$.63

Diluted – as reported	$.32	$.99	$.77

Diluted – as adjusted for stock-based compensation expense	$.27	$.86	$.62

In the first quarter of 2005, the Company reduced the attribution period it used for certain grants of non-qualified stock options to recognize fair value-based compensation expense for pro forma footnote disclosure purposes for those stock option recipients who are retirement eligible or become retirement eligible following the grant of the awards. The Company’s non-qualified stock options have 10-year terms and generally vest over a four-year service period from the date of grant. Effective January 1, 2005, such compensation expense for retirement-eligible employees is now recognized over a six-month period, and for non-retirement-eligible employees, over the shorter of the period from grant date to the date they become retirement eligible (but not less than the six-month required service period) or the normal four-year vesting period. As a result, the Company included in its first quarter 2005 pro forma footnote disclosures a $94 million ($0.05 per share) inception-to-date adjustment of fair-value-based compensation expense for both retirement-eligible employees and employees who became retirement eligible since the date of grants, to reflect the reduced attribution period.

Assumptions

The disclosure above of fair values for these awards was estimated using the Black-Scholes option-pricing model with the weighted-average assumptions listed below:

	For Three Months Ended Sept. 30, 2005	For Nine Months Ended Sept. 30, 2005

Long-Term Plans (a)
Weighted average grant date fair value	$10.03	$9.66
Weighted average assumptions used:
Expected volatility	30%	50%
Expected lives	5 yrs	5 yrs
Risk-free interest rates	3.76%	3.76%
Expected dividend yields	.38%	.48%
Employee Plans (b)
Weighted average grant date fair value	$5.55	$4.56
Weighted average assumptions used:
Expected volatility	37%	36%
Expected lives	.58 yrs	.58 yrs
Risk-free interest rates	3.09%	2.44%
Expected dividend yields	.37%	.45%

(a)	Stock options and RSUs under the long-term incentive plans and the director plans.

(b)	Options under the TI Employees 2002 Stock Purchase Plan and its predecessor plan, the TI Employees 1997 Stock Purchase Plan.

Effective July 1, 2005, the Company changed its assumption of determining expected volatility on all new options granted after that date to rely solely on available implied volatility rates rather than an analysis of historical volatility. After giving consideration to recently available regulatory guidance, management believes that market-based measures of implied volatility are currently the best available indicators of the expected volatility used in our estimates. The effect of this change on income before taxes, net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005, was not material.

The expected lives of options are determined based on the Company’s historical share option exercise experience, using a rolling 10-year average. The Company believes the historical experience method is the best estimate of future exercise patterns currently available.

The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. No assumption for a future rate increase has been included unless there is an approved plan to increase the dividend in the near term.

Long-term Incentive and Director Compensation Plans

Stock option and RSU transactions under the Company’s various long-term incentive and director compensation plans during the nine-months ended September 30, 2005, were as follows:

	Stock Options and Restricted Stock Units	Weighted- Average Exercise Price
Balance, December 31, 2004	241,089,380	$25.89
Granted	23,560,270	20.93
Forfeited	(5,346,130)	30.12
Exercised	(22,326,754)	12.37

Balance, September 30, 2005	236,976,766	$26.58

During the nine months ended September 30, 2005, the total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $325 million, the total amount of cash received from exercise of options was $333 million (which includes $60 million from the TI Employees 2002 Stock Purchase Plan) and the related net tax benefit realized from the exercise of those stock options was $92 million (which includes $42 million of excess tax benefit realized since July 1, 2005).

Compensation expense related to RSUs totaled $14 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, the total fair value of shares vested from RSU grants was $21 million.

Summarized information about outstanding stock options and RSUs as of September 30, 2005, that are already fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options and RSUs (Fully Vested and Expected to Vest*)	Options that are Exercisable
As of September 30, 2005:
Number of outstanding shares	233,578,997	158,159,296
Weighted average remaining contractual life	5.8 years	4.7 years
Weighted average exercise price per share	$26.63	$28.66
Intrinsic value (in millions)	$2,354	$1,501

* Includes effects of expected forfeitures.

As of September 30, 2005, the total future compensation cost related to nonvested options and RSUs not yet recognized in the statement of income was $507 million and the weighted-average period over which these awards are expected to be recognized was 2.1 years.

Employee Stock Purchase Plan

The Company also had stock options outstanding under the TI Employees 2002 Stock Purchase Plan. At September 30, 2005, the stock options outstanding under the TI Employees 2002 Stock Purchase Plan had an exercise price of $23.08 per share. Of the total outstanding options, none were exercisable at year-end 2004.

Employee stock purchase plan transactions during the nine months ended September 30, 2005, were as follows:

	Employee Stock Purchase Plan (shares)	Weighted- Average Exercise Price
Balance, December 31, 2004	3,645,434	$16.81
Granted	2,763,984	23.08
Forfeited	(232,548)	21.13
Exercised	(3,572,976)	16.81

Balance, September 30, 2005	2,603,894	$23.08

In April 2005, stockholders approved the TI Employees 2005 Stock Purchase Plan, which replaced the 2002 Plan. Under the 2005 Plan, options are offered to all eligible employees in amounts based on a percentage of the employee’s compensation. Under the 2005 Plan, the option price per share is 85 percent of the fair market value on the exercise date. Under the 2002 Plan, the option price per share was 85 percent of the fair market value on the date of grant or on the exercise date, whichever was lower. Additionally, the terms of the options under the 2005 Plan are three months, rather than six months under the predecessor plan. Compensation expense for the 2002 Plan was complete as of September, 30, 2005. Compensation expense for the 2005 Plan began October 1, 2005.

Related Policies

The Company may issue awards of stock options or RSUs with a graded vesting provision (e.g., 25 percent per year for four years). In such cases, the Company recognizes the related compensation cost on a straight-line basis over the expected term of the award.

It has been the Company’s practice to issue shares of common stock upon exercise of stock options generally from Treasury shares and from previously unissued shares on a limited basis.

4.	Post-employment Benefit Plans. Components of net periodic employee benefit cost (in millions):

	U.S. Pension		Retiree Medical		Non-U.S. Pension
For the three months ended Sept. 30,	2005	2004	2005	2004	2005	2004
Service cost	$8	$7	$1	$1	$11	$12
Interest cost	10	11	5	5	12	11
Expected return on assets	(12)	(12)	(5)	(4)	(13)	(11)
Amortization of transition obligation	—	—	—	—	—	1
Amortization of prior service cost	—	—	1	(2)	(2)	1
Amortization of net (gain)/loss	7	5	2	2	6	5

Net periodic benefit cost	$13	$11	$4	$2	$14	$19

	U.S. Pension		Retiree Medical		Non-U.S. Pension
For the nine months ended Sept. 30,	2005	2004	2005	2004	2005	2004
Service cost	$21	$20	$3	$2	$37	$35
Interest cost	32	32	17	16	40	30
Expected return on assets	(36)	(35)	(15)	(12)	(43)	(29)
Amortization of transition obligation	—	—	—	—	—	1
Amortization of prior service cost	—	—	2	(5)	(7)	1
Amortization of net (gain)/loss	18	15	5	8	23	15

Net periodic benefit cost	$35	$32	$12	$9	$50	$53

Settlement and curtailment (gains)/losses and special termination benefits were not material.

The Company will make discretionary tax deductible contributions of between $250 million and $300 million to its U.S. and non-U.S. retirement plans during the fourth quarter of 2005, including approximately $200 million that will be used to fund a previously unfunded non-U.S. retirement plan.

5.	Restructuring Actions. Sensors & Controls Restructuring Action: In the second quarter of 2003, the Company announced a plan to move certain production lines from Attleboro, Massachusetts, to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 930 jobs through voluntary retirement and involuntary termination programs through 2006, primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $71 million. As of September 30, 2005, a total of 785 employees have been terminated and total net pretax charges of $63 million have been recorded associated with this action. The remaining charges are expected to be completed by the end of 2006.

In the third quarter of 2005, the Company recorded net pretax charges of $1 million in cost of revenue, primarily for severance costs.

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

Semiconductor Restructuring Action: In the second quarter of 2003, the Company announced a restructuring action for Semiconductor manufacturing operations in the U.S. and international locations, as those operations continued to become more productive with fewer people. During 2003 and 2004, a total of 875 employees were terminated, primarily at locations in the U.S., Japan and Germany. This action was completed in the first quarter of 2005 with a total of 897 terminated employees and a total net pretax cost of $82 million. As of September 30, 2005, all affected employees have been terminated and a balance of $7 million of severance and benefit costs remains to be paid through 2011.

Prior Years’ Restructuring Programs

As of September 30, 2005, all employees associated with restructuring actions taken in earlier periods have been terminated and a balance of $12 million of severance and benefit costs remains to be paid through 2008. The extended payment dates reflect the requirements of various non-U.S. government regulations for benefits due to terminated employees.

Following is a reconciliation of the above-mentioned restructuring accruals (in millions):

		2003 Restructurings
	Total	S&C Restructuring Action	SC Restructuring Action	Balance, Prior Actions
Description*
BALANCE DEC. 31, 2004	$40	$11	$10	$19
CHARGES:
Severance charges	5	5
DISPOSITIONS:
Severance payments	(9)	(4)	(2)	(3)

BALANCE MARCH 31, 2005	36	12	8	16
CHARGES:
Severance charges	4	4
DISPOSITIONS:
Severance payments	(8)	(5)	(1)	(2)

BALANCE JUNE 30, 2005	32	11	7	14
CHARGES:
Severance charges	1	1
DISPOSITIONS:
Severance payments	(4)	(2)		(2)

BALANCE SEPT. 30, 2005	$29	$10	$7	$12

Note: All charges/dispositions are cash items unless otherwise noted.

*	Abbreviations

S&C  =  Sensors & Controls

SC     =  Semiconductor

6.	Business Segment Data. Business segment information follows (in millions):

	For Three Months Ended		For Nine Months Ended
Business Segment Net Revenue	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Semiconductor
Trade	$3,134	$2,785	$8,494	$8,140
Intersegment	1	1	2	3

	3,135	2,786	8,496	8,143

Sensors & Controls
Trade	278	275	867	848
Intersegment	2	1	4	2

	280	276	871	850
Educational & Productivity Solutions
Trade	177	190	440	439
Intersegment eliminations	(2)	(2)	(7)	(5)

Total net revenue	$3,590	$3,250	$9,800	$9,427

	For Three Months Ended		For Nine Months Ended
Business Segment Profit (Loss)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Semiconductor	$835	$582	$1,889	$1,573
Sensors & Controls	60	66	201	218
Educational & Productivity Solutions	79	83	178	160
Corporate *	(145)	(53)	(257)	(160)
Charges/gains and acquisition-related amortization	(14)	(21)	(30)	(68)

Profit from operations	$815	$657	$1,981	$1,723

*	The three month and nine month periods of 2005 include the impact of stock-based compensation from July 1, 2005. See Note 3.

7.	Income Taxes. Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pretax income, the Company includes certain items treated as discrete events. One discrete item is a favorable adjustment of $130 million to tax reserves during the second quarter as a result of notification of proposed audit adjustments communicated by the tax authority. This tax reserve adjustment is partially offset by another discrete event resulting from the recognition of taxes on dividends to be repatriated from non-U.S. subsidiaries under the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act created a one-time deduction for certain qualifying dividends from earnings of non-U.S. subsidiaries that are repatriated during a one-year qualifying period. This special deduction will have the effect of substantially reducing the U.S. tax applicable to non-U.S. subsidiary earnings that are repatriated and eligible for this benefit. The Company has determined that it would repatriate approximately $1.3 billion of non-U.S. subsidiary earnings as dividends that will qualify under the Jobs Creation Act and recognized a related tax expense of $52 million in the second quarter of 2005.

As of September 30, 2005, excluding the impact of these discrete tax items, the estimated annual effective tax rate for 2005 is approximately 25 percent. This rate differs from the 35 percent statutory corporate tax rate due primarily to the expected utilization of various tax benefits, such as for export sales and research activities, and the effect of non-U.S. taxes.

8.	Contingencies. Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of September 30, 2005, the auditors have issued audit reports on 12 of the 13 projects. The Ministry of Industry is responsible for reviewing the auditors’ findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that TI repay a portion of the grants. TI believes that the grants were obtained and used in compliance with applicable law and contractual obligations. As of September 30, 2005, the Ministry has published final decrees on 11 of the projects representing approximately $145 million of grants. TI does not expect the outcome to have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

The Company has investments in certain venture capital funds. As of September 30, 2005, TI has committed to provide an additional $47 million of capital to those funds. As appropriate investments are entered into, the venture capital general partners may draw upon those committed funds from TI.

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

In addition to analog semiconductors and DSPs, Digital Light Processing™ (DLP®) products have become strong contributors to our Semiconductor segment. DLP products use optical semiconductors to digitally manipulate light. In 2004, DLP products accounted for more than 5 percent of our revenue.

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

This quarter we implemented the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments.” In the quarter, the total stock-based compensation expense was $82 million, or 2.3% of revenue. The distribution of this expense was $40 million to SG&A expense, $26 million to R&D expense and $16 million to cost of revenue. See the Details of Financial Results discussion below and Note 3 to the Financial Statements for additional information.

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

Third Quarter 2005 Results

Our revenue for the third quarter was a record $3.59 billion, an increase of 11 percent sequentially and 10 percent over the third quarter of last year. Growth was driven by our Semiconductor segment, which was up 13 percent sequentially, and 13 percent from a year ago with particularly strong demand for DSPs and analog chips that are used in a variety of communications and entertainment electronics.

Earnings per share (EPS) in the third quarter were $0.38. As previously announced, we began expensing stock options in the third quarter, and as a result, EPS included $0.03 of additional expense for stock-based compensation. For comparison purposes, note that stock-based compensation expense was not reflected in any prior quarterly period, except for the impact of restricted stock units (see Note 3 to the Financial Statements). EPS also included $0.01 for higher-than-anticipated taxes in the quarter.

In addition to record revenue, we reached new highs for gross margin at 49.3 percent and for operating margin at 22.7 percent. We believe this performance is especially significant as semiconductor inventories declined at TI and distributors.

Additionally, we continued to gain share in areas with sustainable long-term growth. Wireless revenue grew 16 percent sequentially and 20 percent from a year ago; high-performance analog revenue grew 10 percent sequentially and 16 percent from a year ago; and DLP product revenue grew 41 percent sequentially and was even with a year ago.

We continue to hold leadership positions in semiconductors for both the high and low ends of the cell phone market. For semiconductors used in feature-rich third-generation (3G) cell phones that are based on the Universal Mobile Telecommunications System (UMTS) standard, revenue remains on track to exceed $1 billion in 2005. Our 3G revenue in the third quarter more than doubled from a year ago. Additionally, in low-priced cell phones, our solutions are penetrating markets such as China, India, Brazil and Africa, changing the way people communicate.

In high-performance analog, our leadership products in data converters, power management and amplifiers continue to attract new customers and yield solid results. In DLP products, we recovered from an inventory correction by our customers in the first half of the year and moved into a strong third quarter.

At the end of the third quarter our Semiconductor inventory was below desired levels. Demand tends to be higher in the first two months of the fourth quarter when compared with other quarters. Consequently, we may be limited in our ability to support unforeseen increases in fourth quarter demand.

A separate discussion of operating results by segment is contained in the Details of Financial Results section below.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income – Selected Items

(In millions, except per-share amounts)

	For Three Months Ended
	Sept. 30, 2005	June 30, 2005	Sept. 30, 2004
Net revenue	$3590	$3239	$3250
Cost of revenue (COR)	1819	1718	1761

Gross profit	1771	1521	1489
Gross profit % of revenue	49.3%	47.0%	45.8%
Research and development (R&D)	527	493	483
R&D % of revenue	14.7%	15.2%	14.9%
Selling, general and administrative (SG&A)	429	359	349
SG&A % of revenue	12.0%	11.1%	10.7%

Total operating expenses	956	852	832

Profit from operations	815	669	657
Operating profit % of revenue	22.7%	20.6%	20.2%
Other income (expense) net	49	56	62
Interest on loans	2	2	4

Income before income taxes	862	723	715
Provision for income taxes	231	95	152

Net income	$631	$628	$563

Basic earnings per common share	$.39	$.38	$.33

Diluted earnings per common share	$.38	$.38	$.32

Average shares outstanding, basic	1624	1633	1730
Average shares outstanding, diluted	1663	1669	1759
Cash dividends declared per share of common stock	$.025	$.025	$.021

Details of Financial Results

In the third quarter, our gross profit was a record $1.77 billion, or 49.3 percent of revenue. This included the impact of $16 million, or 0.5 percent of revenue, of stock-based compensation expense in cost of revenue. Gross profit increased $250 million sequentially and $282 million from a year ago due to higher gross profit in our Semiconductor segment.

R&D expense of $527 million, or 14.7 percent of revenue, increased $34 million sequentially and $44 million from a year ago primarily due to stock-based compensation expense, which was $26 million in the quarter. The change from a year ago also included higher product development expenses, primarily for analog and DSP semiconductors that go into cell phones.

SG&A expense of $429 million, or 12.0 percent of revenue, increased $70 million sequentially and $80 million from a year ago primarily due to higher compensation expense as well as higher marketing expense. Stock-based compensation expense in SG&A was $40 million in the third quarter.

Operating profit of $815 million and operating margin of 22.7 percent of revenue were record highs. Operating profit increased $146 million sequentially and $158 million from a year ago due to higher gross profit. Operating profit reflected the impact of $82 million, or 2.3 percent of revenue, of stock-based compensation expense, which was included in corporate activities.

Other Income (Expense) – Net (OI&E) of $49 million decreased $7 million sequentially and $13 million from a year ago primarily due to favorable items included in the previous periods. OI&E in the second quarter included a tax interest benefit, and the year-ago quarter included a significant favorable settlement with the Italian government regarding TI’s former memory-chip operations.

As of September 30, 2005, the estimated annual effective tax rate was approximately 25 percent, compared with the prior estimate of 24 percent. The increase in the estimated annual effective rate primarily reflects an increase in projected income before income taxes for the full year of 2005 and our finalization in the third quarter of tax returns for 2004. Compared with the estimated annual effective tax rate of 26 percent in the year-ago quarter, the decline in the rate was primarily due to the expected utilization of various tax benefits, such as for export sales and research activities, and, to a lesser extent, the effect of non-U.S. taxes partially offset by an increase in projected income before income taxes for the full year of 2005 versus 2004. Including year-to-date catch-up adjustments, the overall tax rate for the third quarter is 27 percent. This compares to the overall tax rate from the previous quarter of 13 percent, which included the effect of discrete tax items recognized in the second quarter (see Note 7 to the Financial Statements).

The estimated annual effective tax rate, which excludes the impact of the discrete tax items, differs from the 35 percent statutory corporate tax rate due about equally to the expected utilization of various tax benefits, such as for export sales and research activities, and the effect of non-U.S. taxes.

Net income was $631 million. Earnings per share of $0.38 were even with the second quarter and increased $0.06 compared with a year ago.

TI orders of $3.74 billion increased $351 million sequentially and $721 million from a year ago due to higher demand for Semiconductor products.

Semiconductor

Semiconductor revenue of $3.13 billion increased $370 million sequentially, or 13 percent, due to higher shipments resulting from strong growth in demand for our DSP, analog and DLP products. Compared with a year ago, revenue increased 13 percent due to increased shipments resulting from higher demand for DSP and analog products.

Gross profit was $1.60 billion, or 50.9 percent of revenue. Gross profit increased $280 million sequentially primarily due to higher revenue and, to a lesser extent, about equally to higher utilization of manufacturing assets and manufacturing cost reductions. Gross profit increased $308 million from a year ago, primarily due to higher revenue and, to a lesser extent, in declining order, manufacturing cost reductions and higher utilization of manufacturing assets.

Operating profit was $835 million, or 26.6 percent of revenue, up $241 million sequentially and $253 million from a year ago due to higher gross profit.

Analog revenue increased 13 percent sequentially reflecting higher shipments from strong demand for high-performance analog products, as well as wireless analog products. Compared with a year ago, analog revenue increased 11 percent primarily due to increased shipments resulting from strength in demand for high-performance analog products. High-performance analog revenue grew 10 percent sequentially and 16 percent from a year ago.

DSP revenue increased 16 percent sequentially and 20 percent from a year ago primarily due to increased shipments resulting from higher demand from the wireless market.

TI’s remaining Semiconductor revenue grew 11 percent sequentially and 4 percent from a year ago. The sequential increase was primarily due to increased DLP product revenue and, to a lesser extent, standard logic and royalty revenue. Microcontroller and RISC microprocessor revenue was about the same as the second quarter. From a year ago, RISC microprocessor, royalty, microcontroller and standard logic revenue increased primarily due to higher shipments resulting from increased demand. DLP product revenue was about the same as a year ago.

Semiconductor orders of $3.32 billion increased 12 percent sequentially primarily due to strong demand for DSP and analog products used in cell phones, as well as demand for high-performance analog and other DSP products. Compared with a year ago, orders increased 26 percent due to strong demand across a broad base of our products.

Sensors & Controls

Sensors & Controls revenue was $280 million, down $15 million sequentially primarily due to lower shipments resulting from seasonal demand for controls products and up $4 million from a year ago due to increased shipments from higher demand for automotive sensors products.

Gross profit was $93 million, or 33.1 percent of revenue, down $15 million sequentially due to lower revenue and higher manufacturing costs and down $9 million from a year ago primarily due to higher manufacturing costs, including start-up expenses for new products.

Operating profit was $60 million, or 21.4 percent of revenue, down $12 million sequentially and down $6 million from a year ago due to lower gross profit.

Educational & Productivity Solutions (E&PS)

E&PS revenue was $177 million, down $4 million sequentially and down $13 million from a year ago due to lower shipments resulting from lower sales of graphing calculators.

Gross profit was $110 million, or 62.1 percent of revenue, about even sequentially and down $4 million from a year ago primarily due to lower revenue.

Operating profit was $79 million, or 44.7 percent of revenue, even sequentially and down $4 million from a year ago due to lower gross profit.

First Nine Months of 2005

For the first nine months of 2005, we report the following:

Revenue of $9.80 billion was up $373 million, or 4 percent, from the year-ago period due to higher Semiconductor revenue.

Gross profit was $4.63 billion compared with $4.29 billion in the year-ago period. The increase in gross profit was primarily due to Semiconductor. Gross profit margin was 47.2 percent of revenue compared with 45.5 percent in the year-ago period.

R&D expense of $1.52 billion was up 2 percent compared with the year-ago period, primarily due to higher product development expenses, particularly in wireless. R&D expense as a percent of revenue was 15.5 percent compared with 15.8 percent in the year-ago period.

SG&A expense of $1.13 billion increased 5 percent from the year-ago period primarily due to, in decreasing order, higher marketing expenses and compensation expense. SG&A expense as a percent of revenue was 11.6 percent compared with 11.4 percent in the year-ago period.

Operating profit of $1.98 billion, or 20.2 percent of revenue, increased $258 million compared with the year-ago period due to higher gross profit.

In the second quarter of 2005, we recognized an adjustment of $130 million to tax reserves associated with favorable developments on certain outstanding income tax matters. This tax reserve adjustment was partially offset by an accrual for taxes on dividends from earnings that are to be repatriated from our non-U.S. subsidiaries under the American Jobs Creation Act of 2004. Both of these matters were treated as discretely affecting the second quarter tax provision as opposed to being included in the estimated annual effective tax rate (see Note 7 to the Financial Statements).

The estimated annual effective tax rate for the first nine months of 2005, which excludes the impact of the discrete tax items, is approximately 25 percent. This compares with 26 percent for the first nine months of 2004. The decrease from the year-ago period was due primarily to the expected utilization of various tax benefits, such as for export sales and research activities, partially offset by an increase in projected income before income taxes for the full year. Including the effect of the discrete tax items recognized in the second quarter, the overall tax rate for the first nine months of 2005 was 22 percent.

Net income was $1.67 billion, an increase from $1.37 billion in the year-ago period. Earnings per share in the first nine months were $0.99 per share. Earnings per share in the year-ago period were $0.77 per share. The increase from the year-ago period includes $0.05 per share from the effect of a lower average number of shares outstanding.

Orders of $10.16 billion were up $654 million or 7 percent from the year-ago period due to Semiconductor.

Semiconductor

Semiconductor revenue in the first nine months of 2005 was $8.50 billion, up $353 million or 4 percent from the year-ago period primarily due to increased shipments resulting from higher demand for products sold into the wireless market.

Gross profit for the nine months was $4.10 billion, or 48.2 percent of revenue, compared with $3.76 billion and 46.2 percent in the year-ago period. The increase in gross profit, as compared with the year-ago period, was primarily due to manufacturing cost reductions; these more than offset a lower level of utilization than was experienced in the prior-year period. The increased volume that drove higher revenue was offset by normal price reductions.

Semiconductor operating profit for the nine months was $1.89 billion, or 22.2 percent of revenue, up from $1.57 billion and 19.3 percent in the year-ago period due to higher gross profit.

Semiconductor orders for the nine months were $8.83 billion, an increase of $638 million, or 8 percent from the year-ago period, primarily due to increased demand for DSP products sold into the wireless market.

Sensors & Controls

Sensors & Controls revenue was $871 million in the first nine months of 2005, up 2 percent from $850 million in the year-ago period due to increased shipments resulting from higher demand for automotive sensors.

Gross profit for the nine months was $307 million, or 35.2 percent of revenue, compared with $324 million and 38.2 percent in the year-ago period. The decrease from the year-ago period was due to price reductions, which were partially offset by an increase in shipments and manufacturing cost reductions.

Operating profit was $201 million, or 23.1 percent of revenue, down from $218 million and 25.7 percent in the nine months of 2004. Operating profit decreased primarily due to lower gross profit.

Educational & Productivity Solutions

E&PS revenue was $440 million for the first nine months of 2005, about even with the year-ago period.

Gross profit for the nine months was $265 million, or 60.3 percent of revenue, up from $250 million and 57.1 percent in the year-ago period due to manufacturing cost reductions.

Operating profit for the nine months was $178 million, or 40.5 percent of revenue, up from $160 million and 36.5 percent in the year-ago period, primarily due to higher gross profit.

Financial Condition

At the end of the third quarter, total cash (cash and cash equivalents plus short-term investments) was $5.25 billion, down $1.11 billion from the end of 2004, primarily as a result of the stock repurchase program (see Liquidity and Capital Resources discussion below).

Accounts receivable increased $219 million from the end of 2004, reflecting higher revenue. Days sales outstanding were 48 at the end of the third quarter, unchanged from the end of 2004.

Inventories of $1.16 billion at the end of the third quarter decreased $44 million sequentially and decreased $98 million from year-end 2004 due to stronger than anticipated shipments in the third quarter of 2005. Days of inventory at the end of the third quarter were 57 compared with 62 at the end of 2004.

Capital expenditures were $984 million for the first nine months of 2005, compared with $1.09 billion for the same period a year ago. Our capital expenditures in the nine months were primarily for, in declining order, advanced wafer-fabrication equipment, semiconductor assembly-and-test equipment and construction of our new 300-millimeter manufacturing facility in Texas.

Depreciation was $1.03 billion for the nine months of 2005, down $58 million from a year ago.

Liquidity and Capital Resources

In the nine months ended September 30, 2005, cash flow from operations of $2.86 billion increased $1.02 billion from the same period a year ago primarily due to, in decreasing order, lower inventories during the current period compared with an increase in inventories during the prior period when we built inventory to support our target for lead times; increased net income; and reduced growth in accounts receivable versus the prior period as a result of improved collection times.

Net cash used in investing activities for the first nine months of 2005 of $547 million was $632 million less than was used in the same period a year ago. Cash expenditures for property, plant and equipment were $984 million for the first nine months of 2005 compared with $1.09 billion for the first nine months of 2004. Net cash flows from purchases, sales and maturities of cash investments provided $382 million in the nine months of 2005 compared with a net cash usage of $107 million for the same period last year. This increase in net cash from investments was used to support our stock repurchase program.

For the first nine months of 2005, net cash used in financing activities increased to $3.04 billion from $811 million in the year ago period. We used $3.28 billion of cash to repurchase approximately 125 million shares of our common stock in the nine months of 2005 compared with $383 million used to repurchase approximately 15 million shares of our stock in the same period a year ago. Also, we paid $125 million in common stock dividends in the nine months of 2005 compared to $110 million for the same period a year ago, reflecting an increased dividend rate that was effective beginning in the fourth quarter of 2004. In the first nine months of 2004 we also repaid $428 million of long-term debt, primarily the redemption at maturity of TI’s $400 million 7 percent notes. This compares with $10 million in scheduled payments made for the same period of 2005. Cash proceeds received from the exercise of stock options and the employee stock purchase plan during the nine months of 2005 were $333 million compared with $116 million in the same period last year.

In the third quarter, we also announced that our Board of Directors authorized us to repurchase an additional $2 billion of our common stock using existing cash holdings and also increased our quarterly cash dividend (to $0.03 per share from $0.025 per share) to increase stockholder return. Our Board of Directors declared a dividend at the new quarterly rate on October 20, 2005.

In connection with the planned repatriation of approximately $1.3 billion of non-U.S. subsidiary earnings in the form of cash dividends by the end of the fourth quarter of 2005, it may be necessary for our non-U.S. subsidiaries to borrow funds from financial institutions in the event their available cash is less than the amount of earnings to be repatriated. The borrowings are not yet finalized but are not expected to exceed $500 million.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, authorized stock repurchases, dividend payments and other business requirements for at least the next 12 months.

For 2005, we continue to expect R&D expense to be about $2.1 billion, capital expenditures to be about $1.3 billion and depreciation to be about $1.4 billion. The estimated annual effective tax rate for 2005 is about 25 percent.

Critical Accounting Policies

In preparing our consolidated interim financial statements in conformity with accounting principles generally accepted in the U.S., we use statistical analyses, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. If actual results differ significantly from our estimates and projections, there could be an effect on our financial statements. In the third quarter of 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments.” We consider our accounting policies relating to SFAS No. 123(R) as important to the portrayal of our financial condition, and requiring subjective judgment. Other critical accounting policies are discussed more fully in the Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-based Compensation

With the implementation of SFAS No. 123(R) effective July 1, 2005, stock-based compensation changes our financial statements as detailed in Note 3 to the financial statements. Determining the amount and distribution of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expenses. The most significant factors of that expense that require estimates or projections include the expected volatility, expected lives and estimated forfeiture rates of employee stock options.

For grants made prior to July 1, 2005, an analysis of historical volatility was used to develop the estimate of expected volatility. Effective July 1, 2005, we changed our method of determining expected volatility on all new options granted after that date to rely solely on available implied volatility rates. After giving consideration to recently available regulatory guidance, we believe that market-based measures of implied volatility are currently the best available indicators of expected volatility. The effect of this change is not expected to be material in 2005.

The expected lives of options are determined based on our historical share option exercise experience, using a rolling 10-year average. We believe the historical experience method is the best estimate of future exercise patterns currently available.

Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available.

Restructuring Actions

Sensors & Controls Restructuring Action: In the second quarter of 2003, we announced a plan to move certain production lines from Attleboro, Massachusetts, to other TI sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action is expected to affect about 930 jobs through voluntary retirement and involuntary termination programs primarily in manufacturing operations at the Attleboro headquarters of the Sensors & Controls business. The total cost of this restructuring action is expected to be about $71 million, primarily for severance and benefit costs. When completed at the end of 2006, the projected savings from this restructuring action are estimated to be an annualized $40 million, predominantly comprised of payroll and benefit savings. As of September 30, 2005, a total of 785 employees have been terminated and total net pretax charges of $63 million have been recorded associated with this action. Charges are expected to be completed in 2006.

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

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding the Registrant’s repurchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2005	—	—	—	$2,227,525,391.38
August 1 through August 31, 2005	9,752,400	$32.05	9,752,400	$1,914,932,769.00
September 1 through September 30, 2005	6,426,000	$33.25	6,426,000	$1,701,273,947.55

Total	16,178,400	$32.53	16,178,400	$1,701,273,947.55

(1)	All purchases during the quarter were made under one of the following two authorizations from our Board of Directors: (a) authorization to purchase up to $2 billion of additional shares of TI common stock (announced by the Company on January 25, 2005, the “January 2005 Authorization”) and (b) authorization to purchase up to $2 billion of additional shares of TI common stock (announced by the Company on July 21, 2005, the “July 2005 Authorization”). No expiration date has been specified for either of these authorizations.

All purchases were made through open-market purchases. They include 918,000 shares for which trades were settled in the first three business days of October 2005 for $31 million.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of the Company or its management:

•	Market demand for semiconductors, particularly for analog chips and digital signal processors in key markets such as telecommunications and computers;

•	TI’s ability to maintain or improve profit margins, including its ability to utilize its manufacturing facilities at sufficient levels to cover its fixed operating costs, in an intensely competitive and cyclical industry;

•	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;

•	TI’s ability to compete in products and prices in an intensely competitive industry;

•	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

•	Consolidation of TI’s patent licensees and market conditions reducing royalty payments to TI;

•	Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, health conditions, possible disruptions in transportation networks and fluctuations in foreign currency exchange rates;

•	Natural events such as severe weather and earthquakes in the locations in which TI, its customers or suppliers operate;

•	Availability and cost of raw materials, utilities and critical manufacturing equipment;

•	Changes in the tax rate applicable to TI as the result of changes in tax law, the jurisdictions in which profits are determined to be earned and taxed, the outcome of tax audits and the ability to realize deferred tax assets;

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from company forecasts;

•	The financial impact of inadequate or excess TI inventories to meet demand that differs from projections;

•	Product liability or warranty claims, or recalls by TI customers for a product containing a TI part;

•	TI’s ability to recruit and retain skilled personnel; and

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

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

Date: November 3, 2005