Form 10-K
period 2005-12-31
TEXAS INSTRUMENTS INC
filed 2006-02-28
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $45,088,206,469 as of June 30, 2005.

1,600,342,965 (Number of shares of common stock outstanding as of January 31, 2006)

Parts I, II and IV hereof incorporate information by reference to the Registrant’s 2005 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2006 annual meeting of stockholders.

PART I

ITEM 1.	Business.

Company Overview

Texas Instruments Incorporated (TI) is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in more than 25 countries. We had three separate business segments in 2005: 1) Semiconductor, which accounted for 87 percent of our revenue in 2005; 2) Sensors & Controls, which accounted for 9 percent of our revenue and 3) Educational & Productivity Solutions, which accounted for 4 percent of our revenue. Our largest geographic sources of revenue, in descending order, are: Asia (excluding Japan), Europe, the United States and Japan.

Financial information with respect to TI’s business segments and operations outside the United States is contained in the note to the financial statements captioned “Business Segment and Geographic Area Data” on pages 35 and 36 of TI’s 2005 annual report to stockholders. It is incorporated herein by reference to such annual report.

The company began operations in 1930 and is incorporated in Delaware.

Semiconductor Segment

Semiconductors are electronic components that serve as the building blocks inside of modern electronic systems and equipment. Semiconductors come in two basic forms: individual transistors and integrated circuits (generally known as “chips”) that combine different transistors on a single piece of material to form a complete electronic circuit. Our Semiconductor segment designs, manufactures and sells integrated circuits.

The global semiconductor market is characterized by constant, though generally incremental, advances in product designs and manufacturing methods. Typically, new chips are produced in limited quantities at first and then ramp to high-volume production over time. Chip prices and manufacturing costs tend to decline over time as manufacturing methods and product life cycles mature.

The “semiconductor cycle” is an important concept that refers to the ebb and flow of supply and demand. The semiconductor market historically has been characterized by periods of tight supply caused by strong demand and/or insufficient manufacturing capacity, followed by periods of surplus products caused by declining demand and/or excess manufacturing capacity. This cycle is affected by the significant time and money required to build and maintain semiconductor manufacturing facilities.

We were the world’s third largest semiconductor company in 2005 as measured by revenue, according to preliminary estimates from iSuppli Corporation, an industry analyst. Historically, our Semiconductor segment averages a significantly higher growth rate than our other two business segments.

The majority of our Semiconductor revenue comes from our core products, which are analog semiconductors and digital signal processors, or DSPs. These products enhance, and often make possible, a variety of applications that serve the communications, computer, consumer electronics, automotive and industrial markets. We believe that virtually all of today’s digital electronic equipment requires some form of analog or digital signal processing.

We also design and manufacture other types of semiconductors, such as DLP® products that enable exceptionally clear video, and microprocessors that serve as the brains of high-end computer servers.

Knowledge about the systems our products go into is becoming increasingly important, because it enables us to differentiate our product offerings for our customers. Where a customer may previously have required multiple chips for a system to operate, we are now integrating the functionality of those multiple chips onto a few or even a single chip because we have both the system-level knowledge and the manufacturing technology to do so. An example is our single-chip cell phone solution, which combines the functionality of many separate chips onto one. The digitization of electronics also requires more high-performance analog functionality. With expertise in both digital signal processing and analog at the system level, we believe we are one of a very few semiconductor companies capable of integrating both technologies onto a single chip.

In addition, we enable our customers, particularly original design manufacturers (ODMs), to take advantage of our system-level knowledge and thereby speed their time to market by making available to them standard chipsets and reference designs. (An ODM designs and manufactures products for other companies; those other companies then sell the products under their own brands. A chipset is a group of integrated circuits based principally on our technology that are designed to work together for a specific application and are therefore packaged and sold as a unit. Reference designs are technical blueprints that contain all the essential elements in a system.) Customers using our reference designs, such as cell-phone ODMs, may enhance or modify the design as required. Our ability to deliver integrated solutions and system-level knowledge allows our customers to create more advanced systems and products.

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

The analog semiconductor market is diverse and complex, and it is one of the largest sectors of the semiconductor industry. We are the world’s largest supplier of analog semiconductors. Analog chips generated about 40 percent of our Semiconductor revenue in 2005.

Our analog product portfolio includes custom mixed-signal products that are designed to a particular customer’s or application’s specifications. These products account for about 55 percent of our analog revenue. The remainder of our analog revenue comes from standard products that are sold across a range of customers and applications. About 40 percent of our analog revenue is from high-performance standard products and about 5 percent is from commodity standard products.

Most of our custom and standard products are proprietary and difficult for competitors to imitate. Many standard analog chips tend to have long life spans.

Approximately 15 percent of our analog revenue comes from products sold into wireless applications. Custom analog chips sold to cell-phone original equipment manufacturers (OEMs) account for most of this revenue. (An OEM designs and sells products under its own brand that it manufactures in-house or has manufactured by others.) A smaller portion comes from analog products included in chipsets that are sold to ODMs.

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

In the standard analog chip sub-category known as high-performance analog, we have a portfolio of about 15,000 products, including data converters, amplifiers, power management devices and interface chips. Our high-performance analog products are used by more than 50,000 customers. These products are sold primarily through distributors. Prices in this market tend to be stable, with relatively high gross profit margins. The primary competitive factors are a diverse product portfolio to meet wide-ranging customer needs, and manufacturing process technologies that allow us to provide differentiated levels of performance. Products with higher levels of performance tend to command a premium price.

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

Overall in the analog market, we compete globally with numerous large and small companies, both broad-based suppliers and niche suppliers. Our primary competitors include Analog Devices, Inc.; Linear Technology Corporation; Maxim Integrated Products, Inc.; National Semiconductor Corporation; and STMicroelectronics NV.

Digital Signal Processors, or DSPs

DSP is one of the fastest-growing sectors of the semiconductor industry. We are the world’s largest DSP supplier, and DSP represents about 40 percent of our Semiconductor revenue.

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

We offer programmable DSPs, which, among other benefits, enable manufacturers to differentiate their product designs via software rather than having to design new hardware.

Our DSP portfolio includes custom, application-specific and standard products. Custom products are designed for specific customers with very high volumes in established markets. Application-specific products are implementations crafted for specific applications like wireless infrastructure, VoIP (Voice over Internet Protocol) gateways, digital still cameras and residential gateways, to name a few. Our standard DSP products are sold into a broad range of applications and seed the next generation of signal-processing innovation.

About 80 percent of our DSP revenue comes from the cell-phone market. Most of this revenue is derived from custom chips that we develop with large cell-phone manufacturer customers. These products are typically highly integrated semiconductor devices that allow our customers to differentiate their cell-phone products from their competitors’ products through performance, features or cost, and are sold only to a single, high-volume customer. Additional DSP revenue from this market comes from our sales of chipsets. Also included in our DSP-based wireless portfolio are the widely used OMAP™ processors, which are high-performance processors that enable multimedia applications in cell phones and other electronic devices.

In the DSP market, we compete globally with numerous large and small companies, both broad-based and niche suppliers of DSPs as well as suppliers of other technologies that deliver functionality that competes with DSPs. Primary competitive factors are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, software expertise and applications support. Our primary competitors in the DSP market are Agere Systems, Inc.; Analog Devices, Inc.; and Freescale Semiconductor, Inc. Others who offer competing technologies include Broadcom Corp. and Qualcomm Incorporated.

Other Semiconductor Products

Our other Semiconductor products, which combined account for about 20 percent of our Semiconductor revenue, include the following:

DLP® Products

Our DLP technology is a digital display technology used in projectors and high-definition televisions. Projectors based on this technology are used in businesses, homes, professional venues and digital cinemas. The technology consists of micro-electromechanical devices that use optical semiconductors to digitally manipulate light. At the center of every DLP product is an array of up to 2.2 million microscopic mirrors that switch back and forth very quickly to create a high resolution, highly reliable, full color image. This technology is used by 75 of the world’s top projector and television manufacturers. Since early 1996 when DLP products were first marketed, TI has shipped almost 9 million DLP systems to customers all over the world.

Our DLP® technology competes against other display technologies such as liquid crystal display (LCD), plasma and cathode-ray tube (CRT). The primary competitive elements in this market include picture quality, product form factors, versatility and price.

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

Standard Logic

Standard logic devices are chips generally used to manage the interchange and manipulation of signals within a system. A substantial number of our standard logic products are considered commodities, for which price and delivery are the key competitive factors. We sell thousands of standard logic products, primarily to distributors and OEMs. End applications include consumer products and communications.

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

Communications (50% of Semiconductor revenue)

Cell phones and infrastructure equipment (wireless)

Broadband (including high-speed wireless home networking, cable modem, digital subscriber line (DSL))

High-frequency radio, telecom accessories (hands-free and voice-enhancement solutions), navigation systems

DSP, Analog, Logic

Computing (30% of Semiconductor revenue)	Printers Hard disk drives Monitors and projectors Notebook and desktop personal computers	Analog, DLP Products, Microprocessors, Logic, DSP

Consumer Electronics (10% of Semiconductor revenue)	High-definition televisions Digital still cameras Digital audio players Personal video players Car audio (radios and CD players) DVD players and recorders Home theater systems	DSP, Analog, Logic, DLP Products

Industrial (5% of Semiconductor revenue)

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

Manufacturing

We have semiconductor manufacturing sites in North America, Japan, Asia and Europe. These facilities include high-volume wafer fabrication plants and assembly/test sites. Our semiconductor manufacturing facilities require substantial investment to construct and are largely fixed-cost assets once they are in operation. Because we own most of our manufacturing capacity, a significant portion of our operating costs are fixed. In general, these costs do not decline when customer demand or our capacity utilization rates drop, and this can hurt our profit margins. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, which should benefit profit margins.

The semiconductor manufacturing process begins with a thin silicon wafer on which an array of semiconductor devices is fabricated. The wafer is then tested, cut into chips, and assembled into packages that are then individually retested.

Our advanced digital products require the most advanced and most capital-intensive manufacturing processes. DSPs and other digital products tend to move to more advanced production techniques every couple of years. Consequently, maintaining an industry leadership position requires significant capital expenditures for new manufacturing capabilities.

Our manufacturing strategy for advanced digital processes is to build internal capacity to a level we believe will remain fully utilized over the equipment’s asset lifetime. We then outsource remaining capacity from outside suppliers, including semiconductor foundries and assembly/test subcontractors. We also outsource the manufacturing of some products when it would be less cost-efficient to make those products in-house, for instance, relatively low-volume products that are unlikely to keep internal equipment fully utilized. This internal/external strategy is designed to reduce the level of our required capital expenditures, and thereby reduce our subsequent levels of depreciation. The expected end result is less fluctuation in our profit margins due to changing product demand. Currently, outside foundries provide about 20 percent of our total wafers produced.

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

Our manufacturing capabilities are on par with the best in the semiconductor industry. As of December 31, 2005, we have shipped more than 150 million chips manufactured using 90-nanometer process technology, and our 65-nanometer process is now qualified and ramping into production. Our advanced semiconductor research and development (R&D) is now done side-by-side with production of 300-millimeter (mm) wafers in our Dallas DMOS 6 fabrication plant. A second 300-mm facility is under construction to help meet customer demand for advanced chips. 300-mm wafers greatly expand the number of equivalent chips we can put on a single wafer, compared with the previous 200-mm wafers.

In 2005, a majority of our advanced digital products were built using 130-nanometer manufacturing process technology, while devices using 90-nanometer technology continued to increase throughout the year. We also began selling processors manufactured using 65-nanometer process technology. One nanometer is one billionth of a meter.

Since analog manufacturing technology evolves more slowly than digital manufacturing technology, analog products typically do not require us to build new manufacturing facilities. This tends to improve the profit margin on analog products, since the equipment on which they are manufactured are frequently fully depreciated.

Design Centers

Our design centers provide design, engineering and product application support as well as after-sales customer service design. The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.

Customers

Our Semiconductor products are sold to OEMs, ODMs, contract manufacturers and distributors. Our largest single customer in 2005 was an OEM, the Nokia group of companies. Direct sales to Nokia were slightly less than 10 percent of our revenue in both 2004 and 2005, although if indirect sales such as to contract manufacturers are included, Nokia accounted for more than 10 percent of our 2004 and 2005 revenue. Overall, our sales to Nokia as a percent of revenue were slightly higher in 2005 than in 2004.

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

Sensors & Controls Segment

Sensors & Controls designs and manufactures sensors, electrical and electronic controls, and radio frequency identification (RFID) systems. We have Sensors & Controls manufacturing operations in the Americas, Europe and Asia, and we also source some products from third-party manufacturers. Sensors & Controls represented 9 percent of our revenue in 2005.

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

RFID technology uses wireless radio communications to uniquely identify objects or people. It is used in a broad range of applications including access control to buildings, pay-at-the-pump gasoline sales, vehicle security, document tracking, livestock tracking and identification, product authentication, retail, sports timing, supply chain, ticketing and wireless payment. Our RFID systems consist of a transponder, receiver and other components such as antennas.

As discussed below (see Acquisitions, Divestitures and Investments), we have entered into an agreement to sell to an affiliate of Bain Capital, LLC, for $3 billion, substantially all of our Sensors & Controls segment. The RFID operations, which are not included in the sale, will become part of our Semiconductor segment.

Competition

Sensors & Controls is typically the top supplier in its targeted product areas, although we do have strong multinational and regional competitors. The primary competitive factors in this business are product reliability, manufacturing costs and engineering expertise.

Sales and Distribution

Sensors & Controls products are sold to OEMs and distributors.

Educational & Productivity Solutions (E&PS) Segment

Educational & Productivity Solutions is a leading supplier of graphing handheld calculators. This business segment also provides its customers with business and scientific calculators and a wide range of advanced classroom tools and professional development resources to help students and teachers interactively explore math and science. E&PS relies on third-party manufacturers to build its products. This segment contributed 4 percent of our 2005 revenue.

Competition

Our principal competitors in this business are U.S.- and Japan-based companies. The principal competitive factors are an understanding of the education market, technology expertise and price.

Sales and Distribution

E&PS sells its products primarily through retailers and instructional dealers.

Acquisitions, Divestitures and Investments

From time to time we consider acquisitions and divestitures that may strengthen our business portfolio. We also make investments directly or indirectly in private companies. Investments are focused primarily on next-generation technologies and markets strategic to us.

In the first quarter of 2005, we sold to Oki Electric Industry Co., Ltd. the assets associated with our commodity LCD driver product line. In 2004, those assets generated about $200 million in revenue.

In 2005, we announced the acquisition of Chipcon Group ASA, a leading company in the design of short-range, low-power wireless radio-frequency (RF) transceiver devices. Chipcon’s product line complements our existing high-performance analog, power management and ultra-low-power microcontroller portfolio. We agreed to pay approximately $200 million for Chipcon, and the transaction was completed in January 2006.

In early 2006, we entered into an agreement to sell to an affiliate of Bain Capital, LLC, for $3 billion, substantially all of our Sensors & Controls segment. We expect to complete this sale in the first half of 2006. The RFID operations, which are not included in the sale, will become part of our Semiconductor segment. The sale will allow us to intensify our focus on our high-growth core digital signal processing and analog semiconductor opportunities.

Backlog

Our backlog of orders was $2.11 billion at December 31, 2005, and $1.58 billion at December 31, 2004. A substantial number of orders are shipped during the quarter in which they are received. We define backlog as of a particular date as firm purchase orders with a customer requested delivery date within a maximum length of time. As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Accordingly, we believe that our backlog at any particular date may not be indicative of revenue for any future period.

Raw Materials

We purchase materials, parts and supplies from a number of suppliers. In some cases we purchase such items from sole source suppliers. The materials, parts and supplies essential to our business are generally available at present, and we believe that such materials, parts and supplies will be available in the foreseeable future.

Intellectual Property

We own many patents, and have many patent applications pending, in the United States and other countries in fields relating to our business. We have developed a strong, broad-based patent portfolio and continually add patents to that portfolio. We also have several agreements with other companies involving license rights and anticipate that other license agreements may be negotiated in the future. In general, our license agreements have multi-year terms and may be renewed after renegotiation.

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

We own trademarks that are used in the conduct of our business. These trademarks are valuable assets, the most important of which are “Texas Instruments” and our corporate monogram. Other valuable trademarks include DLP® and OMAPTM.

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

Our R&D expense was $2.02 billion in 2005, compared with $1.98 billion in 2004 and $1.75 billion in 2003. Included is a charge for the value of acquisition-related in-process R&D of zero in 2005 and 2004 and $23 million in 2003.

Seasonality

Our revenue and operating results are subject to some seasonal variation. E&PS experiences its strongest results in the second and third quarters due to the back-to-school season. The Semiconductor segment generally has a weak first quarter, particularly in product areas such as wireless and consumer electronics that have stronger sales later in the year as manufacturers prepare for the holiday selling season.

Employees

At December 31, 2005, we had 35,207 employees.

Available Information

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

Available on our web site at www.ti.com/corporategovernance are: (i) our Corporate Governance Guidelines; (ii) charters (Statements of Responsibilities) for the Audit, Compensation, and Governance and Stockholder Relations Committees of our board of directors; (iii) our Code of Business Conduct; and (iv) our Code of Ethics for TI Chief Executive Officer and Senior Financial Officers. Stockholders may request copies of these documents free of charge by writing to Texas Instruments Incorporated, P.O. Box 660199, MS 8657, Dallas, Texas, 75266-0199, Attention: Investor Relations.

ITEM 1A.	Risk Factors.

You should read the following Risk Factors in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These Risk Factors are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like TI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control.

Cyclicality in the Semiconductor Market May Affect Our Performance.

Our semiconductor business is our largest business segment and the principal source of our revenue. The semiconductor market has historically been cyclical and subject to significant and often rapid increases and decreases in demand. These changes could adversely affect our results of operations and have an adverse effect on the market price of our securities. In particular, our strategic focus in this business is on the development and marketing of analog integrated circuits and digital signal processors. The results of our operations may be adversely affected in the future if demand for analog integrated circuits or digital signal processors decreases or if these markets or key end-equipment markets such as communications, entertainment electronics and computing grow at a significantly slower pace than management expects.

Our Margins May Vary over Time.

Our profit margins may be adversely affected in the future by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of our inventory and shifts in our product mix. In addition, the highly competitive market environment in which we operate might adversely affect pricing for our products. Because we own most of our manufacturing capacity, a significant portion of our operating costs are fixed. In general, these costs do not decline with reductions in customer demand or our utilization of our manufacturing capacity, and can adversely affect profit margins as a result.

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

Our Performance Depends in Part upon Our Ability to Enforce Our Intellectual Property Rights and to Develop and License New Intellectual Property.

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

We benefit from royalty revenue generated from various license agreements. Some agreements expired in 2005 and either have been or are currently being renegotiated. Others will come up for renegotiation in future years. Future royalty revenue depends on the strength of our portfolio and enforcement efforts, and on the sales and financial stability of our licensees. Additionally, the consolidation of our licensees may negatively affect our royalty revenue. Royalty revenue from licensees is not always uniform or predictable, in part due to the performance of our licensees and in part due to the timing of new license agreements or the expiration and renewal of existing agreements.

A Decline in Demand in Certain End-User Markets Could Have a Material Adverse Effect on the Demand for Our Products and Results of Operations.

Our customer base includes companies in a wide range of industries, but we generate a significant amount of revenue from sales to customers in the communications and computer-related industries. Within these industries, a large portion of our revenue is generated by the sale of analog integrated circuits and digital signal processors to customers in the cell-phone, personal computer and communications infrastructure markets. Decline in one or several of these end-user markets could have a material adverse effect on the demand for our products and our results of operations and financial condition.

Our Global Manufacturing, Design and Sales Activities Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.

We have facilities in more than 25 countries worldwide, and in 2005 more than 80 percent of our revenue came from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business operations in such countries and our results of operations. Also, as discussed in more detail on pages 59 and 60 of our 2005 annual report to stockholders, we use forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

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

The Loss of or Significant Curtailment of Purchases by Any of Our Largest Customers Could Adversely Affect Our Results of Operations.

While we generate revenue from thousands of customers worldwide, the loss of or significant curtailment of purchases by one or more of our top customers including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, or the timing of customer or distributor inventory adjustments may adversely affect our results of operations and financial condition.

Incorrect Forecasts of Customer Demand Could Adversely Affect Our Results of Operations.

Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered in the given quarter may affect our ability to meet that quarter’s revenue forecast. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture product based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

Our Performance Depends on the Availability and Cost of Raw Materials, Utilities, Critical Manufacturing Equipment and Third-Party Manufacturing Services.

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items could adversely affect our results of operations. Additionally, the inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand.

Our Results of Operations Could be Affected by Changes in Taxation.

We have facilities in more than 25 countries worldwide and as a result are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate. In addition, we are subject to laws and regulations in various locations that govern the determination of which is the appropriate jurisdiction to decide when and how much profit has been earned and is subject to taxation in that jurisdiction. Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn affect our results of operations. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations could affect our ability to realize those deferred tax assets, which could also affect our results of operations. Each quarter we forecast our tax liability based on our forecast of our performance for the year. If that performance forecast changes, our forecasted tax liability will change.

Our Results of Operations Could be Affected by Warranty Claims, Product Recalls or Product Liability.

We could be subject to warranty or product liability claims that could lead to significant expenses as we defend such claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we decide to compensate the affected customer. We do maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for one of our customers to recall a product containing a TI part. In such instances, we may incur costs and expenses relating to the recall. Costs or payments we may make in connection with warranty claims or product recalls may adversely affect our results of operations and financial condition.

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

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

Our principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. The following table indicates the general location of our principal manufacturing and design operations and the business segments that make major use of them. Except as otherwise indicated, we own these facilities.

	Semiconductor	Sensors & Controls	E&PS

Dallas, Texas(1)	X	X	X
Sherman, Texas(1)(2)	X
Houston, Texas	X
Miho, Japan	X
Kuala Lumpur, Malaysia(3)	X	X
Freising, Germany	X	X	X
Baguio, Philippines(4)	X
Taipei, Taiwan	X
Aguascalientes, Mexico(5)	X	X
Attleboro, Massachusetts(2)		X
Hiji, Japan	X
Changzhou, China(2)		X
Nice, France	X
Tucson, Arizona	X
Bangalore, India	X
Baoying, China(4)		X
Tokyo, Japan(2)	X
Jincheon, South Korea		X
San Diego, California(2)	X

(1)	Certain facilities or portions thereof in Dallas and Sherman are leased to Raytheon Company or Raytheon-related entities in connection with the sale in 1997 of our defense systems and electronics business.

(2)	Leased.

(3)	All of the land and a portion of the facilities are leased; a portion of the facilities is owned.

(4)	Owned facilities located on leased land.

(5)	Portions of both the land and facilities are leased and owned.

Our facilities in the United States contained approximately 13,600,000 square feet at December 31, 2005, of which approximately 2,300,000 square feet were leased. Our facilities outside the United States contained approximately 7,100,000 square feet at December 31, 2005, of which approximately 1,900,000 square feet were leased.

We believe that our existing properties are in good condition and suitable for their intended purpose. As discussed in Item 1, we outsource a portion of our product manufacturing. At the end of 2005, we occupied substantially all of the space in our facilities.

Leases covering our currently occupied leased facilities expire at varying dates generally within the next 10 years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

ITEM 3.	Legal Proceedings.

Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of December 31, 2005, the auditors have issued audit reports on 12 of 13 projects. The Ministry of Industry is responsible for reviewing the auditors’ findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that we repay a portion of the grants. We believe that the grants were obtained and used in compliance with applicable law and contractual obligations. As of December 31, 2005, the Ministry has published final decrees on 12 of the projects representing approximately $175 million of the grants. We do not expect the outcome to have a material adverse impact on our financial condition, results of operations or liquidity.

We are involved in various proceedings conducted by the federal Environmental Protection Agency and certain other governmental environmental agencies regarding clean-up of contaminated sites. These proceedings are being coordinated with the agencies and, in certain cases, with other potentially responsible parties. Although the factual situations and the progress of each of these matters differ, we believe that the amount of our liability will not have a material adverse effect upon our financial condition, results of operations or liquidity.

The Internal Revenue Code was recently amended to require that companies disclose in their Form 10-K whether they have been required to pay penalties to the Internal Revenue Service for certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. We have not been required to pay any such penalties.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the caption “Common Stock Prices and Dividends” on page 62 of TI’s 2005 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2005, on page 44 of such annual report are incorporated herein by reference to such annual report.

The following table shows our repurchases of our common stock in the fourth quarter of 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2005	10,970,400	$30.35	10,970,400		$1,368,273,957
November 1 through November 30, 2005	11,315,493	$30.29	11,315,493		$1,025,543,090
December 1 through December 31, 2005	6,099,000	$32.93	6,099,000		$824,710,663
Total	28,384,893	$30.88	28,384,893	(2)(3)	$824,710,663	(3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $2 billion of additional shares of TI common stock (announced on July 21, 2005). No expiration date has been specified for this authorization.

(2)

All purchases were made through open-market purchases except for 1,080,000 shares that were acquired in November through a privately negotiated forward purchase contract with a non-affiliated financial institution. The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)	Includes the purchase of 1,140,000 shares for which trades were settled in the first three business days of January 2006 for $37 million. The table does not include the purchase of 918,000 shares pursuant to orders placed in the third quarter, for which trades were settled in the first three business days of the fourth quarter for $31 million. The purchase of these shares was reflected in this item in the company’s report on Form 10-Q for the quarter ended September 30, 2005.

ITEM 6.	Selected Financial Data.

The “Summary of Selected Financial Data” for the years 2001 through 2005, which appears on page 44 of TI’s 2005 annual report to stockholders, is incorporated herein by reference to such annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 45 through 58 of TI’s 2005 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information concerning market risk is contained on pages 59 and 60 of TI’s 2005 annual report to stockholders and is incorporated herein by reference to such annual report.

ITEM 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and the report thereon of the independent registered public accounting firm, on pages 6 through 41 of TI’s 2005 annual report to stockholders, are incorporated herein by reference to such annual report.

The “Quarterly Financial Data” on page 61 of TI’s 2005 annual report to stockholders is also incorporated herein by reference to such annual report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of TI’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by TI in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Internal Control over Financial Reporting

Management’s assessment on our internal control over financial reporting is contained in the Report by Management on Internal Control over Financial Reporting on page 42 of our 2005 annual report to stockholders and is incorporated herein by reference to such annual report.

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting opining on management’s assessment, included in the Report by Management on Internal Control over Financial Reporting, and opining on the effectiveness of TI’s internal control over financial reporting is contained on page 43 of our 2005 annual report to stockholders and is incorporated herein by reference to such annual report.

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of Directors” in our proxy statement for the 2006 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to the company’s audit committee financial expert contained under the caption “Board Organization” in our proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information with respect to Section 16(a) Beneficial Ownership Reporting Compliance contained under the caption of the same name in our proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

Name	Age	Position
Gilles Delfassy	50	Senior Vice President
Thomas J. Engibous	53	Director; Chairman of the Board
Michael J. Hames	47	Senior Vice President
Joseph F. Hubach	48	Senior Vice President, Secretary and General Counsel
Chung-Shing (C.S.) Lee	51	Senior Vice President
Stephen H. Leven	54	Senior Vice President
Melendy E. Lovett	47	Senior Vice President (President, Educational & Productivity Solutions)
Gregg A. Lowe	43	Senior Vice President
Kevin P. March	48	Senior Vice President and Chief Financial Officer
Kevin J. Ritchie	49	Senior Vice President
Richard K. Templeton	47	Director; President and Chief Executive Officer
John C. Van Scoter	44	Senior Vice President
Teresa L. West	45	Senior Vice President
Thomas Wroe, Jr.	55	Senior Vice President (President, Sensors & Controls)

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. Ms. West and Messrs. Delfassy, Engibous, Hames, Hubach, Leven, Templeton and Wroe have served as executive officers of the company for more than five years. Messrs. Lee and Lowe have served as executive officers of the company since 2001 and have been employees of the company for more than five years. Mr. March became an executive officer of the company in 2003 and has been an employee of the company for more than five years. Ms. Lovett and Mr. Ritchie became executive officers of the company in 2004 and have been employees of the company for more than five years. Mr. Van Scoter became an executive officer of the company in 2005 and has been an employee of the company for more than five years.

Code of Ethics

We have adopted the Code of Ethics for TI Chief Executive Officer and Senior Financial Officers. A copy of the Code can be found on our web site at www.ti.com/ir. We intend to satisfy the disclosure requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on the same web site.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)5(58)(A) of the Securities and Exchange Act of 1934. The following directors are members of TI’s Audit Committee: James R. Adams (Chair), Carrie S. Cox, Gerald W. Fronterhouse and Pamela H. Patsley.

ITEM 11.	Executive Compensation.

The information contained under the captions “Director Compensation” and “Executive Compensation” in our proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information about the company’s equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	172,275,030	(1)	$28.34	(2)	102,132,609	(3)
Equity Compensation Plans Not Approved by Security Holders	56,684,185	(4)	$24.05	(2)	181,353,070	(5)
Total	228,959,215		$27.27		283,485,679

(1)	Includes shares of TI common stock to be issued under the Texas Instruments 2000 Long-Term Incentive Plan and predecessor plans, the Texas Instruments 2003 Director Compensation Plan and the TI Employees 2005 Stock Purchase Plan.

Excludes the following:

•	3,193,663 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Burr-Brown Corporation 1993 Stock Incentive Plan, a plan approved by the stockholders of Burr-Brown Corporation. The options were assumed by the company in connection with the acquisition of Burr-Brown Corporation; and

•	256,918 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Radia Communications, Inc. 2000 Stock Option/Stock Issuance Plan, a plan approved by the stockholders of Radia Communications, Inc. The options were assumed by the company in connection with the acquisition of Radia.

(2)	Restricted stock units, and stock units credited to directors’ deferred compensation accounts, are settled for shares of TI common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

(3)	Shares of TI common stock available for issuance under the Texas Instruments 2000 Long-Term Incentive Plan, the Texas Instruments 2003 Director Compensation Plan and the TI Employees 2005 Stock Purchase Plan.

(4)

Includes shares to be issued under the Texas Instruments 2003 Long-Term Incentive Plan, a plan for non-management employees; executive officers and approximately 250 managers of the company are ineligible to receive awards under the plan. The plan authorizes the grant of: (1) stock options, (2) restricted stock and restricted stock units, (3) performance units and (4) other awards (including stock appreciation rights) valued in whole or in part by reference to or otherwise based on common stock of the company. The plan is administered by a board committee appointed by the board of directors consisting entirely of independent directors (the Committee). The Committee has the sole discretion to grant to eligible participants one or more equity awards and to determine the number or amount of any award. Except in the case of awards made through assumption of, or in substitution for, outstanding awards previously granted by an acquired company, and except as a result of an adjustment event such as a stock split, the exercise price under any stock option, the grant price of any stock appreciation right, and the purchase price of any security that may be purchased under any other stock-based award under the plan will not be less than 100% of the fair market value of the stock or other security on the date of the grant of the option, right or award.

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

Security Ownership of Certain Beneficial Owners and Management

The information concerning (a) the only persons that have reported beneficial ownership of more than 5 percent of the common stock of TI, and (b) the ownership of TI’s common stock by the chief executive officer during 2005 and the four other most highly compensated executive officers, and all executive officers and directors as a group, that is contained under the caption “Share Ownership of Certain Persons” in our proxy statement for the 2006 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of TI’s common stock by each of the directors, which is contained under the caption “Directors’ Ages, Service and Stock Ownership” in such proxy statement, is also incorporated herein by reference to such proxy statement.

ITEM 13.	Certain Relationships and Related Transactions.

The information contained under the caption “Certain Business Relationships” in the company’s proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” of our proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) 1 and 2. Financial Statements and Financial Statement Schedules:

The financial statements and financial statement schedule are listed in the index on page 24 hereof.

3. Exhibits:

Designation of Exhibit in this Report	Description of Exhibit

3(a)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(d)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3(e)	Certificate of Ownership merging Texas Instruments Automation Controls, Inc. into the Registrant (incorporated by reference to Exhibit 3(e) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(f)	Certificate of Elimination of Designations of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(f) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(g)	Certificate of Ownership and Merger merging Tiburon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 4(g) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(h)	Certificate of Ownership and Merger merging Tartan, Inc. into the Registrant (incorporated by reference to Exhibit 4(h) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(i)	Certificate of Designation relating to the Registrant’s Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3(j)	Certificate of Elimination of Designation of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(j) to the Registrant’s Annual Report on Form 10-K for the year 1998).

3(k)	Certificate of Ownership and Merger merging Intersect Technologies, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(k) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(l)	Certificate of Ownership and Merger merging Soft Warehouse, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(l) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(m)	Certificate of Ownership and Merger merging Silicon Systems, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(m) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(n)	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(n) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).

3(o)	Certificate of Ownership and Merger merging Power Trends, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(o) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(p)	Certificate of Ownership and Merger merging Amati Communications Corporation with and into the Registrant (incorporated by reference to Exhibit 3(p) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(q)	Certificate of Ownership and Merger merging Texas Instruments San Diego Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(q) to the Registrant’s Annual Report on Form 10-K for the year 2002).

3(r)	Certificate of Ownership and Merger merging Texas Instruments Burlington Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(r) to the Registrant’s Annual Report on Form 10-K for the year 2003).

3(s)	Certificate of Ownership and Merger merging Texas Instruments Automotive Sensors and Controls San Jose Inc. with and into the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K dated October 31, 2004).

3(t)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated February 16, 2006).

4(a)(i)	Rights Agreement dated as of June 18, 1998, between the Registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated June 23, 1998).

4(a)(ii)	Amendment dated as of September 18, 1998, to the Rights Agreement (incorporated by reference to Exhibit 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A dated September 23, 1998).

4(b)	The Registrant agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10(a)(i)	Amended and Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(ii)	First Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iii)	Second Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iv)	Third Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2000).*

10(a)(v)	Fourth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(v) to the Registrant’s Annual Report on Form 10-K for the year 2001).*

10(a)(vi)	Fifth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(vi) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(i)	TI Employees Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(ii)	First Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(iii)	Second Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(iii) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(iv)	Third Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(v)	Fourth Amendment to TI’s Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(v) to the Registrant’s Annual Report on Form 10-K for the year 2003).*

10(c)	Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1993).*

10(d)	Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

10(e)	Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(e) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).*

10(f)	Texas Instruments 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the year 2002).

10(g)	Texas Instruments Executive Officer Performance Plan (incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

10(h)	Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(i)	Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(j)	Texas Instruments Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year 2000).

10(k)	Texas Instruments 2003 Director Compensation Plan (incorporated by reference to Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10(l)	Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10(m)	Form of Restricted Stock Unit Agreement under the Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated January 19, 2006).*

10(n)	Acquisition Agreement dated as of June 18, 1998, between Texas Instruments Incorporated and Micron Technology, Inc. (Exhibit C omitted) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 18, 1998).

10(o)	Second Amendment to Acquisition Agreement dated as of September 30, 1998, between Texas Instruments Incorporated and Micron Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated October 15, 1998).

10(p)	Asset and Stock Purchase Agreement dated as of January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2006).

12	Computation of Ratio of Earnings to Fixed Charges.

13	Portions of Registrant’s 2005 Annual Report to Stockholders incorporated by reference herein.

21	List of Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

*	Executive Compensation Plans and Arrangements.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly for analog chips and digital signal processors in key markets such as communications, entertainment electronics and computing;

•	TI’s ability to maintain or improve profit margins, including its ability to utilize its manufacturing facilities at sufficient levels to cover its fixed operating costs, in an intensely competitive and cyclical industry;

•	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;

•	TI’s ability to compete in products and prices in an intensely competitive industry;

•	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

•	Consolidation of TI’s patent licensees and market conditions reducing royalty payments to TI;

•	Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, health conditions, possible disruptions in transportation networks and fluctuations in foreign currency exchange rates;

•	Natural events such as severe weather and earthquakes in the locations in which TI, its customers or suppliers operate;

•	Availability and cost of raw materials, utilities and critical manufacturing equipment;

•	Changes in the tax rate applicable to TI as the result of changes in tax law, the jurisdictions in which profits are determined to be earned and taxed, the outcome of tax audits and the ability to realize deferred tax assets;

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from company forecasts;

•	The financial impact of inadequate or excess TI inventories to meet demand that differs from projections;

•	Product liability or warranty claims, or recalls by TI customers for a product containing a TI part;

•	TI’s ability to recruit and retain skilled personnel; and

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

For a more detailed discussion of these factors see the Risk Factors discussion in Item 1A of this report. The forward-looking statements included in this report are made only as of the date of this report and TI undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

By:	/s/ Kevin P. March
Kevin P. March
Senior Vice President,
Chief Financial Officer
and Chief Accounting Officer

Date: February 28, 2006

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2005, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February 2006.

Signature	Title

/s/ James R. Adams James R. Adams	Director

/s/ David L. Boren David L. Boren	Director

/s/ Daniel A. Carp Daniel A. Carp	Director

/s/ Carries S. Cox Carrie S. Cox	Director

/s/ Thomas J. Engibous Thomas J. Engibous	Chairman of the Board; Director

/s/ Gerald W. Fronterhouse Gerald W. Fronterhouse	Director

/s/ David R. Goode David R. Goode	Director

/s Pamela H. Patsley Pamela H. Patsley	Director

/s Wayne R. Sanders Wayne R. Sanders	Director

/s/ Ruth J. Simmons Ruth J. Simmons	Director

/s/ Richard K. Templeton Richard K. Templeton	Director; President and Chief Executive Officer

/s/ Christine Todd Whitman Christine Todd Whitman	Director

/s/ Kevin P. March Kevin P. March	Senior Vice President; Chief Financial Officer; Chief Accounting Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

(Item 15(a))

Page Reference
2005 annual report to stockholders

Information incorporated by reference to the Registrant’s 2005 annual report to stockholders

Consolidated Financial Statements:

Income for each of the three years in the period ended December 31, 2005	6

Comprehensive income for each of the three years in the period ended December 31, 2005	7

Balance sheets at December 31, 2005 and 2004	8

Cash flows for each of the three years in the period ended December 31, 2005	9

Stockholders’ equity for each of the three years in the period ended December 31, 2005	10

Notes to financial statements	11-40

Report of Independent Registered Public Accounting Firm	41

Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.