Form 10-Q
period 2006-03-31
TEXAS INSTRUMENTS INC
filed 2006-05-02
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

1,558,037,467

Number of shares of Registrant's common stock outstanding as of
March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except per-share amounts)

	For Three Months Ended March 31,
	2006	2005

Net revenue	$3,334	$2,702

Operating costs and expenses:
Cost of revenue	1,662	1,458
Research and development (R&D)	533	487
Selling, general and administrative (SG&A)	421	321
Total	2,616	2,266
Profit from operations	718	436
Other income (expense) net	52	48
Interest expense on loans	3	2
Income from continuing operations before income taxes	767	482
Provision for income taxes	225	111
Income from continuing operations	542	371
Income from discontinued operations, net of income taxes	43	40
Net income	$585	$411

Basic earnings per common share:
Income from continuing operations	$.34	$.22
Net income	$.37	$.24

Diluted earnings per common share:
Income from continuing operations	$.33	$.21
Net income	$.36	$.24

Average shares outstanding (millions):
Basic	1,585	1,701
Diluted	1,618	1,735

Cash dividends declared per share of common stock	$.030	$.025

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended March 31,
	2006	2005

Income from continuing operations	$542	$371

Accumulated other comprehensive income (loss):
Minimum pension liability adjustment:
Adjustment (net of tax benefit (expense) of $0 and ($5))	-	1
Changes in available-for-sale investments:
Adjustment (net of tax benefit (expense) of $0 and $5)	(1)	(9)

Total	(1)	(8)
Total from continuing operations	541	363

Income from discontinued operations	43	40

Total comprehensive income	$584	$403

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$722	$1,214
Short-term investments	2,942	4,116
Accounts receivable, net of allowances of ($32) and ($34)	1,798	1,648
Raw materials	91	83
Work in process	819	813
Finished goods	336	289
Inventories	1,246	1,185
Deferred income taxes	626	619
Prepaid expenses and other current assets	248	135
Assets of discontinued operations held for sale	495	472
Total current assets	8,077	9,389
Property, plant and equipment at cost	8,442	8,374
Less accumulated depreciation	(4,574)	(4,644)
Property, plant and equipment, net	3,868	3,730
Equity and debt investments	240	236
Goodwill	793	677
Acquisition-related intangibles	131	60
Deferred income taxes	390	393
Capitalized software licenses, net	222	243
Prepaid retirement costs	205	222
Other assets	112	113
Total assets	$14,038	$15,063

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion of long-term debt	$--	$301
Accounts payable	720	702
Accrued expenses and other liabilities	895	948
Income taxes payable	280	154
Accrued profit sharing and retirement	43	121
Liabilities of discontinued operations held for sale	157	151
Total current liabilities	2,095	2,377
Long-term debt	318	329
Accrued retirement costs	116	136
Deferred income taxes	17	23
Deferred credits and other liabilities	254	261
Total liabilities	2,800	3,126

Stockholders’ equity:
Preferred stock, $25 par value. Authorized - 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized - 2,400,000,000 shares. Shares issued: 2006 - 1,739,070,044; 2005 - 1,738,780,512	1,739	1,739
Paid-in capital	744	742
Retained earnings	13,930	13,394
Less treasury common stock at cost: Shares: 2006 - 181,032,577; 2005 - 142,190,707	(5,092)	(3,856)
Accumulated other comprehensive income (loss), net of tax:
Minimum pension liability	(65)	(65)
Unrealized gains (losses) on available-for-sale investments	(17)	(16)
Unearned compensation	(1)	(1)
Total stockholders’ equity	11,238	11,937
Total liabilities and stockholders’ equity	$14,038	$15,063

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)
	For Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$585	$411
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Less income from discontinued operations	(43)	(40)
Depreciation	270	341
Stock-based compensation	91	5
Amortization of capitalized software	30	29
Amortization of acquisition-related intangibles	16	15
Purchased in-process research and development	5	--
(Gains)/losses on sales of assets and investments	(5)	(22)
Deferred income taxes	(36)	(37)
Increase/(decrease) from changes in:
Accounts receivable	(144)	7
Inventories	(57)	6
Prepaid expenses and other current assets	(111)	(88)
Accounts payable and accrued expenses	(106)	20
Income taxes payable	151	72
Accrued profit sharing and retirement	(99)	(213)
Decrease in noncurrent accrued retirement costs	17	7
Other	(42)	(15)
Net cash provided by operating activities of continuing operations	522	498
Cash flows from investing activities:
Additions to property, plant and equipment	(408)	(267)
Sales of assets	4	42
Purchases of cash investments	(1,153)	(818)
Sales and maturities of cash investments	2,341	1,204
Purchases of equity investments	(5)	(2)
Sales of equity and debt investments	7	--
Acquisition of businesses, net of cash acquired	(177)	--
Net cash provided by investing activities of continuing operations	609	159

Cash flows from financing activities:
Payments on loans and long-term debt	(311)	--
Dividends paid on common stock	(48)	(43)
Sales and other common stock transactions	142	57
Excess tax benefit from stock option exercises	7	--
Stock repurchases	(1,440)	(1,493)
Net cash used in financing activities of continuing operations	(1,650)	(1,479)

Cash flows from discontinued operations:
Operating activities	35	26
Investing activities	(10)	(11)
Net cash provided by discontinued operations	25	15

Effect of exchange rate changes on cash	2	(5)
Net decrease in cash and cash equivalents	(492)	(812)
Cash and cash equivalents , January 1	1,214	2,663
Cash and cash equivalents, March 31	$722	$1,851

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of Business and Significant Accounting Policies and Practices. Texas Instruments (TI) makes, markets and sells high-technology components; more than 50,000 customers all over the world buy TI products.

In January 2006, we acquired 100 percent of the equity of Chipcon Group ASA (Chipcon), a leading company in the design of short-range, low-power wireless radio frequency semiconductors, based in Oslo, Norway, for $183 million in cash. The acquisition will enhance our ability to offer customers complete short-range wireless solutions for consumer, home, and building automation applications. The acquisition was accounted for as a purchase business combination and the results of operations of this business have been included in the Semiconductor segment of our consolidated statements of income from the date of acquisition. Pro forma information has not been presented as it would not be materially different from amounts reported. As a result of the acquisition, we recorded a $5 million charge for in-process R&D in corporate based on the results of a third-party appraisal. We also recognized $116 million of goodwill and $86 million of other acquisition-related intangible assets, acquired $6 million of cash and assumed $30 million of other net liabilities. The following table contains a summary of the other intangible assets acquired:

Acquired Intangible Assets	Amount	Amortization Period
Developed technology	$65	5 years
Non-compete agreements	6	2 years
Customer relationships	13	5 years
Trademark/trade name	2	3 years

Also in January 2006, we entered into a definitive agreement to sell substantially all of our Sensors & Controls segment, excluding the radio frequency identification (RFID) systems operations that had been operated as a part of that segment, to an affiliate of Bain Capital, LLC, a leading global private equity investment firm, for $3 billion in cash. The sale was completed on April 27, 2006. Beginning in the first quarter of 2006, the former Sensors & Controls business is presented as a discontinued operation and the RFID operations retained are included within the Semiconductor business segment. Prior period financial statements, including segment information, have been reclassified to reflect these changes for all periods presented (see Note 2 for detailed information on discontinued operations and Note 6 for restated segment information).

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and, except for the adoption of a change in depreciation method and presentation of discontinued operations, on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2005. The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended March 31, 2006 and 2005, and the balance sheet as of March 31, 2006, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. The consolidated balance sheet at December 31, 2005, was derived from the audited consolidated balance sheet at that date and restated to reflect discontinued operations. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2005. The results for the three month period are not necessarily indicative of a full year's results.

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Effective January 1, 2006, as a result of a study made of the pattern of usage of our long-lived depreciable assets, we adopted the straight-line method of depreciation for all property, plant and equipment. Under the new provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which became effective as of January 1, 2006, a change in depreciation method is treated on a prospective basis as a change in estimate. Prior period results will not be restated. The effect of the change in depreciation method for the three months ended March 31, 2006 was to reduce depreciation expense by $29 million, and increase income from continuing operations and net income by $5 million.

Beginning as of January 1, 2006, we implemented SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The primary impact of this change to our inventory valuation methodology was to change how the fixed production overhead costs included in inventory are calculated. The effect of this change in the first quarter of 2006 was to increase net inventory (with a related increase in income from continuing operations) by $13 million. Net income increased by $9 million.  The effect on net income for the remaining quarters in 2006 is not expected to be material.

2.
Discontinued Operations. On January 9, 2006, we announced a definitive agreement to sell substantially all of the Sensors & Controls segment, excluding the RFID systems operations which had been operated as a part of that segment, to an affiliate of Bain Capital, LLC, a leading global private equity investment firm, for $3 billion in cash. The sale was completed on April 27, 2006. The results of operations of the former Sensors & Controls business are being presented as discontinued operations (see Note 1). The following summarizes the consolidated financial information of the former Sensors & Controls business as discontinued operations:

	For Three Months Ended March 31,
	2006	2005

Net revenue	$294	$270
Operating costs and expenses	229	209
Income before income taxes	65	61
Provision for income taxes	22	21
Income from discontinued operations	$43	$40

Income from discontinued operations per common share:
Basic	$.03	$.02
Diluted	$.03	$.02

Earnings per share amounts from continuing and discontinued operations may not add to net income per share due to rounding.

As of March 31, 2006, assets and liabilities of the former Sensors & Controls business are summarized as follows:

Current assets	$278
Property, plant and equipment, net	181
Goodwill	36
Total assets held for sale	$495

Current liabilities	$122
Noncurrent liabilities	35
Total liabilities held for sale	$157

3.
Earnings per share. Computation of earnings per common share (EPS) for income from continuing operations, and a reconciliation between the basic and diluted basis, for the periods ending March 31, are as follows:

	1st Quarter 2006			1st Quarter 2005
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$542	1,585	$.34	$371	1,701	$.22
Dilutives:
Stock-based compensation plans	--	33		--	34

Diluted EPS	$542	1,618	$.33	$371	1,735	$.21

4.
Stock-based Compensation. We have several stock-based employee compensation plans, which are more fully described in Note 13 in our 2005 annual report on Form 10-K. Prior to July 1, 2005, we accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost was reflected in net income for stock options, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant (except options granted under employee stock purchase plans and acquisition-related stock option awards). Compensation cost has previously been recognized for restricted stock units (RSUs).

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized for the three months ended March 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for periods prior to July 1, 2005, have not been restated.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	For Three Months Ended March 31,
	2006	2005

Stock-based compensation expense recognized:
Cost of revenue	$18	$-
R&D	28	-
SG&A (only RSUs in 2005)	45	5
Total	$91	$5

The amounts for 2006 above include the impact of recognizing compensation expense related to RSUs, nonqualified stock options and stock options offered under the employee stock purchase plan. For 2005, before implementation of SFAS No. 123(R), only compensation expense related to RSUs was recognized and included in SG&A. Stock-based compensation expense has not been allocated to the various segments, but is reflected in corporate.

Under the modified prospective application method, results for periods prior to July 1, 2005, have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on income from continuing operations and related earnings per common share for the period ended March 31, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for that period:

For Three Months Ended March 31, 2005

Income from continuing operations, as reported	$371

Add: Stock-based compensation expense included in reported income, net of ($2) tax	3

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of $37 tax	(75)
Deduct: Adjustment for retirement-eligible employees, net of $50 tax	(93)

Adjusted income from continuing operations	$206

Earnings per common share:
Basic - as reported	$.22

Basic - as adjusted for stock-based compensation expense	$.12

Diluted - as reported	$.21

Diluted - as adjusted for stock-based compensation expense	$.12

In the first quarter of 2005, we reduced the attribution period used for certain grants of nonqualified stock options to recognize fair value-based compensation expense for pro forma disclosure purposes for those stock option recipients who are retirement eligible or become retirement eligible following the grant of the awards. Our nonqualified stock options have 10-year terms and generally vest over a four-year service period from the date of grant. Effective January 1, 2005, stock-based compensation expense for retirement-eligible employees is now recognized over a six-month period, and for non-retirement-eligible employees, over the shorter of the period from grant date to the date they become retirement eligible (but not less than the six-month required service period) or the normal four-year vesting period. As a result, we included in our first quarter 2005 pro forma footnote disclosures a $93 million ($0.05 per share) inception-to-date adjustment of fair value-based compensation expense for both retirement-eligible employees and employees who became retirement eligible since the date of grants, to reflect the reduced attribution period.

5.	Post-employment Benefit Plans. Components of net periodic employee benefit cost for continuing operations:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended Mar. 31,	2006	2005	2006	2005	2006	2005

Service cost	$7	$6	$1	$1	$10	$14
Interest cost	10	10	6	6	11	15
Expected return on plan assets	(12)	(11)	(5)	(5)	(16)	(16)
Amortization of prior service cost	--	--	1	1	(1)	(3)
Recognized net actuarial loss	5	5	1	1	4	8

Net periodic benefit cost	$10	$10	$4	$4	$8	$18

Settlement and curtailment (gains)/losses and special termination benefits were not material.

We plan to make discretionary tax deductible contributions of about $75 million to our retirement plans during the second quarter of 2006.

6.
Business Segment Data. As a result of the agreement to sell the Sensors & Controls business, excluding the RFID operations, we now have two reportable operating business segments: Semiconductor and Educational & Productivity Solutions (E&PS). The former Sensors & Controls business has been reflected as discontinued operations (see Note 1). Segment results for prior periods presented have been restated to reflect the addition of the RFID operations retained within the Semiconductor business segment.

Business segment information for continuing operations follows:

	For Three Months Ended March 31,
Business Segment Net Revenue	2006	2005
Semiconductor	$3,262	$2,621
Educational & Productivity Solutions	74	82
Intersegment eliminations	(2)	(1)
Total net revenue	$3,334	$2,702

	For Three Months Ended March 31,
Business Segment Profit (Loss)	2006	2005
Semiconductor	$883	$462
Educational & Productivity Solutions	13	20
Corporate *	(178)	(46)
Total profit from operations	$718	$436

* Corporate includes stock-based compensation expense of $91 million and $5 million for the first quarter of 2006 and the first quarter of 2005. Also included in the first quarter of 2005 are gains of $23 million on sales of assets related primarily to the disposition of a sales facility and the sale of the commodity liquid crystal display driver product line.

7.
Income Taxes. Federal income taxes for continuing operations for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. As of March 31, 2006, the estimated annual effective tax rate for 2006 is about 30 percent. The rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2005. The primary reasons the effective annual tax rate for continuing operations for 2006 differs from the 35 percent statutory corporate tax rate are the effects of non-U.S. tax rates and the expected utilization of various tax benefits such as deductions for export sales and U.S. manufacturing.

8.
Contingencies. Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of March 31, 2006, the auditors have issued audit reports on 12 of the 13 projects. The Ministry of Industry is responsible for reviewing the auditors’ findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that we repay a portion of the grants. We believe that the grants were obtained and used in compliance with applicable law and contractual obligations. As of March 31, 2006, the Ministry has published final decrees on 12 of the projects representing approximately $175 million of grants. We do not expect the outcome to have a material adverse impact on our financial condition, results of operations or liquidity.

We routinely sell products with a limited intellectual property indemnification included in the terms of sale. Historically, we have had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by the intellectual property indemnities cannot reasonably be estimated or accrued.

We accrue for known product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty or product liability, and historically we have experienced a low rate of payments on product claims. Consistent with general industry practice, we enter into formal contracts with certain customers in which the parties define warranty remedies. Typically, our warranty for semiconductor products covers three years, an obligation to repair, replace or refund, and a maximum payment obligation tied to the price paid for our products. In some cases, product claims may be disproportionate to the price of our products.

On February 6, 2006, a jury in the U.S. District Court for the District of New Jersey determined that GlobespanVirata (Globespan), a subsidiary of Conexant Systems, Inc., had infringed two TI patents and one Stanford University (Stanford) patent relating to asymmetric digital subscriber line (ADSL) technology. The jury awarded $112 million in damages to TI, which amount may be increased up to treble damages by the district court based on the jury finding that the infringement was willful. Globespan has announced its intent to appeal the verdict. In June 2003, before Globespan's merger with Conexant Systems, Inc., Globespan had sued TI and Stanford claiming that the TI and Stanford patents were invalid and not being infringed by Globespan, and alleging violations of the antitrust law. In response, TI and Stanford brought counterclaims of patent infringement against Globespan. The jury verdict was on the patent claims and counterclaims. Globespan's antitrust claims are still pending in the U.S. District Court for the District of New Jersey and are scheduled for trial in October 2006. Payment of the damage award noted above is contingent on the outcome of Globespan's antitrust claims, which if decided unfavorably to TI, could result in a significant reduction or elimination of the damage award or possible payments by TI to Globespan. The ultimate outcome of these matters is uncertain, and accordingly, no amounts have been or will be recorded in the financial statements related to this matter until such time as the ultimate outcome is determined to be probable and reasonably estimable.

We are subject to various other legal and administrative proceedings. Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect upon our financial condition, results of operations or liquidity.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document. Except as noted, financial results are for continuing operations. Our Sensors & Controls business is reported as discontinued operations. The divestiture of this business closed on April 27, 2006.

Overview

Texas Instruments makes, markets and sells high-technology components; more than 50,000 customers all over the world buy our products. We have two separate business segments: Semiconductor and Educational & Productivity Solutions. Semiconductor is by far the largest of these business segments. It accounted for 96 percent of our revenue from continuing operations in 2005, and historically it averages a higher growth rate than the other business segment, although the semiconductor market is characterized by wide swings in growth rates from year to year. We were the world’s third-largest semiconductor company in 2005 as measured by revenue, according to iSuppli Corporation, an industry analyst.

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

Our analog semiconductors consist of custom products and standard products. Custom products are designed for specific applications for specific customers. Standard products include application-specific standard products (designed for a specific application and usable by multiple customers) and high-performance standard catalog products (usable in multiple applications by multiple customers). These standard products are characterized by differentiated features and specifications, as well as relatively high margins. Standard analog products tend to have long life spans. Many custom and standard products are proprietary and difficult for competitors to imitate. Analog products also include commodity products, which are sold in high volume and into a broad range of applications, and generally are differentiated by price and availability. We are the world’s largest supplier of analog semiconductors.

DSPs use complex algorithms and compression techniques to alter and improve a data stream. These products are ideal for applications that require precise, real-time processing of real-world signals that have been converted into digital form. Their power efficiency is important for battery-powered devices.

Our DSP portfolio includes custom, application-specific and standard products. Custom products are designed for specific customers with very high volumes in established markets. Application-specific products are implementations crafted for specific applications like wireless infrastructure, VoIP (Voice over Internet Protocol) gateways, digital still cameras and residential gateways, to name a few. Our standard DSP products are sold into a broad range of applications and seed the next generation of signal-processing innovation. We are the world’s largest supplier of DSPs.

We own and operate semiconductor manufacturing sites in the Americas, Japan, Europe and Asia. During the first quarter of 2006, we continued building a new semiconductor wafer manufacturing complex in Texas. We are constructing the building and infrastructure ahead of market demand, to be followed by stages of equipment installation as needed. When completed, the new facility will be capable of building some of the world’s most advanced semiconductor devices on 300-millimeter wafers.

Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation. Because we own most of our manufacturing capacity, a significant portion of our operating costs is fixed. In general, these costs do not decline with reductions in customer demand or our utilization of our manufacturing capacity, and can adversely affect profit margins as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, which should improve profit margins.

As part of our manufacturing strategy, we outsource a portion of our product manufacturing to outside suppliers (foundries and assembly/test subcontractors), which reduces both the amount of capital expenditures and subsequent depreciation required to meet customer demands, and fluctuations in profit margins. Outside foundries provided about 20 percent of our total wafers produced in 2005. (A wafer is a thin slice of silicon on which an array of semiconductor devices has been fabricated.)

The semiconductor market is characterized by constant and typically incremental innovation in product design and manufacturing technologies. We make significant investments in research and development (R&D). Typically, products resulting from our R&D investments in the current period do not contribute materially to revenue in that period, but should benefit us in future years. In general, new semiconductor products are shipped in limited quantities initially and will then ramp into high volumes over time. Prices and manufacturing costs tend to decline over time.

Our Educational & Productivity Solutions (E&PS) segment is a leading supplier of graphing handheld calculators. It also provides our customers with business and scientific calculators and a wide range of advanced classroom tools and professional development that enables students and teachers to interactively explore math and science. Our products are marketed primarily through retailers and to schools through instructional dealers. This business segment represented 4 percent of our revenue from continuing operations in 2005. Prices of E&PS products tend to be stable.

In early 2006, we entered into an agreement to sell substantially all of our Sensors & Controls business, which had been a separate business segment before 2006, to an affiliate of Bain Capital, LLC, for $3 billion. This sale was completed on April 27, 2006. The financial results of this business are accounted for as discontinued operations. Products manufactured and sold by this business include sensors, and electrical and electronic controls. The primary markets are automotive and industrial. Other targeted markets include heating, ventilation, air conditioning, refrigeration and industrial control systems.

In the third quarter of 2005, we implemented the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payments.” The financial results of 2005 include the effects of adopting this new accounting rule for stock options effective July 1, 2005. Before July 1, 2005, our financial results include the expense of restricted stock units, but not stock options. As a result our financial results for periods after July 1, 2005, are not fully comparable to our prior financial results. For the first quarter of 2006, the total stock-based compensation expense was $91 million, or 2.7 percent of revenue. The distribution of this expense was $45 million to selling, general and administrative (SG&A) expense, $28 million to R&D expense and $18 million to cost of revenue.

As a result of a study of the pattern of usage of long-lived depreciable assets, we adopted the straight-line method of depreciation for all property, plant and equipment on a prospective basis effective January 1, 2006, as allowed for under new SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” See Financial Condition below and Note 1 to the Financial Statements for additional information.

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

First-Quarter 2006 Results

Our first-quarter 2006 revenue was $3.33 billion, up 23 percent from the same quarter in 2005 as growth in our Semiconductor segment accelerated for the third consecutive quarter as a result of higher shipments due to increased demand. Revenue in the first quarter, usually our seasonally weakest quarter, was about even with the fourth quarter of 2005.

Earnings per share from continuing operations were $0.33, up 57 percent from a year ago, and included stock-based compensation expense of $0.04. As noted above, we began expensing stock options in the third quarter of 2005 and, therefore, equivalent stock-based compensation expense was not reflected in the year-ago period when we earned $0.21 per share from continuing operations.

The results for the quarter represent a good start to the year. Demand was strong, and we expect it to continue. Especially encouraging was our growth in digital signal processors and analog semiconductors, increasing 32 percent and 24 percent, respectively, from a year ago. These are the core semiconductors of today’s electronics, including 3G cell phones where our revenue doubled from a year ago; low-end cell phones that are beginning to gain traction in large, emerging markets; and wireless basestations where our revenue grew by more than half. We also built momentum in consumer awareness for high-definition televisions that use our DLP® picture technology.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Statements of Income - Selected Items
(In millions, except per-share amounts)

	For Three Months Ended
	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2005

Revenues by segment:
Semiconductor	$3,262	$3,258	$2,621
Educational & Productivity Solutions	74	67	82
Intersegment elimination	(2)	(1)	(1)
Net revenue	$3,334	$3,324	$2,702

Cost of revenue	1,662	1,667	1,458
Gross profit	1,672	1,657	1,244
Gross profit % of revenue	50.1%	49.8%	46.0%
R&D	533	493	487
R&D % of revenue	16.0%	14.8%	18.0%
SG&A	421	404	321
SG&A % of revenue	12.6%	12.1%	11.9%
Profit from operations	718	760	436
Operating profit % of revenue	21.5%	22.9%	16.1%
Other income (expense) net	52	51	48
Interest on loans	3	2	2
Income from continuing operations before income taxes	767	809	482
Provision for income taxes	225	187	111
Income from continuing operations	542	622	371
Income from discontinued operations, net of income taxes	43	33	40
Net income	$585	$655	$411

Diluted earnings per common share
Income from continuing operations	$.33	$.38	$.21
Net income	$.36	$.40	$.24

Details of Financial Results

Our gross profit for the first quarter was $1.67 billion, or 50.1 percent of revenue, an increase of $15 million from the fourth quarter, a result of higher profitability from both segments. Gross profit increased $428 million from the year-ago quarter due to higher revenue. Stock-based compensation expense of $18 million was included in cost of revenue in the first quarter of 2006.

R&D expense of $533 million, or 16.0 percent of revenue, increased $40 million sequentially due to a combination of increased semiconductor product development, especially for wireless and high-performance analog products, and, to a lesser extent, seasonally higher pay and benefits. R&D expense increased $46 million from the year-ago quarter primarily due to stock-based compensation expense of $28 million, which was included in the first quarter of 2006, and, to a lesser extent, higher semiconductor product development, especially for wireless. R&D in the first quarter of 2006 also included expenses associated with our acquisition of Chipcon Group ASA, a leader in the design of short-range, low-power wireless RF (radio frequency) semiconductors. The acquisition will help expand our high-performance analog product portfolio.

SG&A expense of $421 million, or 12.6 percent of revenue, increased $17 million sequentially primarily due to seasonally higher pay and benefits. SG&A increased $100 million from a year ago primarily due to the combination of higher stock-based compensation expense ($45 million in 2006 vs. $5 million for restricted stock units in first-quarter 2005) and, to a lesser extent, higher Semiconductor marketing expense that included consumer advertising for DLP products. SG&A in the first quarter of 2005 included a $13 million gain on the disposition of a sales facility.

Operating profit of $718 million, or 21.5 percent of revenue, declined $42 million sequentially primarily due to higher operating expenses in the Semiconductor segment. Operating profit increased $282 million from the year-ago quarter due to higher gross profit in the Semiconductor segment. Total stock-based compensation expense of $91 million, or 2.7 percent of revenue, was included in corporate in the first quarter of 2006 compared with $5 million in the year-ago quarter.

Quarterly income taxes are calculated using an estimate of the effective tax rate for the full year and based on the tax laws in effect at the end of the quarter. The annual tax rate for continuing operations at the end of the first quarter of 2006 was about 30 percent. This compares to a tax rate of 24 percent in the previous quarter and 23 percent in the year-ago quarter. The increase in the tax rate in 2006 compared with the previous quarter and the year-ago quarter is primarily due to the increase in income before income taxes and, to a lesser extent, about equally to the effect of non-U.S. tax rates and the expiration of the federal research tax credit, which expired at the end of 2005. The 2006 tax rate does not assume reinstatement of the federal research tax credit (see Note 7 to Financial Statements for additional information on income taxes).

Income from continuing operations was $542 million or $0.33 per share, which includes $0.04 of stock-based compensation expense. Income from discontinued operations was $43 million. Net income was $585 million or $0.36 per share.

Orders of $3.60 billion increased $116 million sequentially due to seasonally higher orders in the Educational & Productivity Solutions business in preparation for the back-to-school retail season. Orders increased $859 million from the year-ago quarter due to higher demand for Semiconductor products.

Semiconductor

Semiconductor revenue of $3.26 billion in the first quarter was about even sequentially and increased 24 percent from the year-ago quarter primarily due to higher shipments from increased demand for our DSP and, to a lesser extent, analog products. Revenue from semiconductors used in wireless applications was even sequentially and was up 32 percent from a year ago due to higher shipments. Usually we would expect this revenue from wireless products to seasonally decline in the first quarter. 3G cell-phones continue to be a growing part of our wireless operations; revenue from sales into these products doubled from the year-ago quarter.

Analog revenue was even sequentially, and increased 24 percent from the year-ago quarter primarily due to higher shipments resulting from increased demand for high-performance analog products. The comparison to the year-ago quarter was negatively impacted by about five percentage points due to the divestiture of the commodity liquid crystal display driver product line in the first quarter of 2005. Revenue from this product line was $39 million in the year-ago quarter. Revenue from high-performance analog products grew 6 percent sequentially and 43 percent from a year ago as shipments increased due to increased demand.

DSP revenue in the first quarter increased 4 percent sequentially due to increased shipments resulting from higher demand for communications infrastructure products, including high-density VoIP and wireless basestation products. Communication infrastructure revenue increased almost 50 percent sequentially and more than doubled from the year-ago quarter. DSP revenue increased 32 percent from the year-ago quarter due to increased shipments due to higher demand from the wireless market.

Remaining Semiconductor revenue in the first quarter decreased 6 percent sequentially primarily due to lower shipments resulting from the expected seasonal decline in DLP products used in high-definition televisions and projectors, and, to a lesser extent, lower royalties. This decrease more than offset higher revenue in microcontrollers, reduced instruction set computing (RISC) microprocessors and standard logic products. Compared to a year ago, remaining Semiconductor revenue increased 14 percent primarily due to increased shipments as a result of growth in demand for standard logic, DLP, microcontroller and RISC microprocessor products that more than offset a decline in royalties. Revenue from DLP products grew 29 percent from the year-ago quarter reflecting growth in the markets we are addressing, our market share gains and the lack of excess inventory pressure in the quarter. Royalty revenue for the first quarter reflected the expiration of several licenses at the end of 2005 and during the first quarter of 2006. We have signed new licenses with some of these licensees and we are currently in active negotiations with others. In addition, we continue to pursue opportunities to negotiate agreements with new licensees. We are unable to predict the results of these negotiations. As new licenses are signed or renewed, we have often received catch-up payments to cover the period between when the prior license expired and when the renewed license is signed.

Semiconductor gross profit in the first quarter was $1.66 billion, or 50.8 percent of revenue. Gross profit increased $12 million sequentially, and increased $460 million from the year-ago quarter due to higher revenue.

Operating profit in the first quarter was $883 million, or 27.1 percent of revenue, down $29 million sequentially due to higher operating expenses. Compared with the year-ago quarter, operating profit increased $421 million due to higher gross profit.

Semiconductor orders of $3.43 billion in the first quarter were about even sequentially, and increased 32 percent from a year ago due to broad-based demand, especially for our wireless and high-performance analog products.

Educational & Productivity Solutions

E&PS revenue in the first quarter was $74 million, up $7 million sequentially due to increased shipments resulting from higher demand for scientific calculators. Revenue was down $8 million from the year-ago quarter due to lower shipments resulting from an expected shift of instructional dealers’ purchases closer to second- and third-quarter school demand.

E&PS gross profit in the first quarter was $41 million, or 55.7 percent of revenue, up $6 million sequentially primarily due to higher revenue and down $3 million from the year-ago quarter primarily due to lower revenue.

Operating profit in the quarter was $13 million, or 18.3 percent of revenue, an increase of $3 million sequentially as higher gross profit was partially offset by increased SG&A expenses, and a decrease of $7 million from the year-ago quarter primarily due to lower revenue and, to a lesser extent, increased R&D expense.

Financial Condition

At the end of the first quarter, total cash (cash and cash equivalents plus short-term investments) was $3.66 billion, down $1.67 billion from the end of the previous quarter and $1.47 billion from the end of the year-ago period. During the quarter, we repurchased 47 million shares of our common stock for $1.44 billion, paid $48 million in dividends and retired $311 million of long-term debt. We also acquired Chipcon in the first quarter for $177 million in cash, net of cash acquired.

Capital expenditures in the first quarter of $408 million increased $74 million sequentially and increased $141 million from the year-ago quarter. Our capital expenditures in the first quarter were primarily for assembly, test and advanced 65- and 45-nanometer wafer fabrication equipment used to manufacture semiconductors.

Depreciation of $270 million decreased $66 million sequentially and $71 million from a year ago. Our change from an accelerated to a straight-line method of depreciation beginning in the first quarter of 2006 lowered first-quarter depreciation by $29 million (see Note 1 to Financial Statements for a discussion of the effect of adopting the change in depreciation method).

Accounts receivable of $1.80 billion increased $150 million sequentially due to higher Semiconductor shipments in the last month of the quarter versus the comparable period in the prior quarter. Days sales outstanding were 49 at the end of the first quarter compared with 45 at the end of the previous quarter and 51 at the end of the year-ago quarter.

Inventories of $1.25 billion at the end of the first quarter increased $61 million sequentially as we built inventory from the lower-than-desired levels of the fourth quarter in order to better support customer demand. Inventories increased $90 million compared with the year-ago level. Days of inventory at the end of the first quarter were 67 compared with 64 at the end of the previous quarter and 71 at the end of the year-ago quarter.

Liquidity and Capital Resources

Cash flows from operations in the first quarter of $522 million increased $24 million from the year-ago quarter due to the increase in income from continuing operations, partially offset by higher levels of accounts receivable.

Net cash provided by investing activities was $609 million for the first quarter of 2006, compared with $159 million for the same period a year ago. Cash flows received from sales and maturities of cash investments, net of purchases, in the quarter were used to support common stock repurchases, retirement of debt, payment for the Chipcon acquisition and higher capital expenditures.

For the first three months of 2006, net cash used in financing activities was $1.65 billion compared with $1.48 billion used in the year-ago period as we continued our common stock repurchases and retired debt. We used $1.44 billion of cash to repurchase 47 million shares of common stock in the first quarter of 2006, compared with $1.49 billion used to repurchase 58 million shares of common stock in the year-ago period. The $48 million in dividends paid on our common stock in the first quarter of 2006 compared with $43 million in the year-ago quarter, reflect a higher dividend rate, offset by the lower number of shares outstanding.

In 2006, for continuing operations, we still expect R&D expense to be about $2.2 billion and capital expenditures to be about $1.3 billion.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, authorized stock repurchases, dividend payments and other business requirements for at least the next 12 months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 59 and 60 of Exhibit 13 to Registrant’s Form 10-K for the year ended December 31, 2005, and is incorporated by reference to such exhibit.

ITEM 4. Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of TI's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by TI in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding the Registrant’s purchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2006	5,229,294	$31.46	5,229,294		$5,660,204,032
February 1 through February 28, 2006	20,200,000	$30.43	20,200,000		$5,045,617,612
March 1 through March 31, 2006	23,000,000	$31.35	23,000,000		$4,324,511,004

Total	48,429,294	$30.98	48,429,294	(2)(3)	$4,324,511,004	(3)

(1)
All purchases during the quarter were made under one of the following two authorizations from our board of directors: (a) authorization to purchase up to $2 billion of additional shares of TI common stock (announced on July 21, 2005) and (b) authorization to purchase up to $5 billion of additional shares of TI common stock (announced on January 23, 2006). No expiration date has been specified for these authorizations.

(2)
All purchases were made through open-market purchases except for 100,000 shares that were acquired in January through a privately negotiated forward purchase contract with a non-affiliated financial institution. The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)
Includes the purchase of 3,000,000 shares for which trades were settled in the first three business days of April 2006 for $97 million. The table does not include the purchase of 1,140,000 shares pursuant to orders placed in the fourth quarter of 2005, for which trades were settled in the first three business days of the first quarter for $37 million. The purchase of these shares was reflected in this item in the company’s report on Form 10-K for the year ended December 31, 2005.

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

•	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;
•	TI’s ability to compete in products and prices in an intensely competitive industry;
•	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;
•	Expiration of license agreements between TI and its licensees, and market conditions reducing royalty payments to TI;
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

For a more detailed discussion of these factors, see the Risk Factors discussion in Item 1A of the Company’s most recent Form 10-K. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

BY: /s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer

Date: May 2, 2006