Form 10-Q
period 2006-06-30
TEXAS INSTRUMENTS INC
filed 2006-08-02
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

1,532,585,091

Number of shares of Registrant’s common stock outstanding as of
June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except per-share amounts)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2006	2005	2006	2005

Net revenue	$3,697	$2,971	$7,031	$5,673

Operating costs and expenses:
Cost of revenue	1,790	1,545	3,452	3,004
Research and development (R&D)	536	485	1,069	972
Selling, general and administrative (SG&A)	418	339	839	659
Total	2,744	2,369	5,360	4,635
Profit from operations	953	602	1,671	1,038
Other income (expense) net	88	56	140	105
Interest expense on loans	2	2	5	4
Income from continuing operations before income taxes	1,039	656	1,806	1,139
Provision for income taxes	300	72	524	184
Income from continuing operations	739	584	1,282	955
Income from discontinued operations, net of income taxes	1,648	44	1,690	83
Net income	$2,387	$628	$2,972	$1,038

Basic earnings per common share:
Income from continuing operations	$.48	$.36	$.82	$.57
Net income	$1.54	$.38	$1.89	$.62

Diluted earnings per common share:
Income from continuing operations	$.47	$.35	$.80	$.56
Net income	$1.50	$.38	$1.85	$.61

Average shares outstanding (millions):
Basic	1,553	1,633	1,569	1,667
Diluted	1,586	1,669	1,602	1,702

Cash dividends declared per share of common stock	$.030	$.025	$.060	$.050

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2006	2005	2006	2005

Income from continuing operations	$739	$584	$1,282	$955

Accumulated other comprehensive income (loss):
Minimum pension liability:
Adjustment, net of tax benefit (expense) of: 2006 - $0 and $1; 2005 - ($3) and ($8)	(1)	4	(1)	5

Changes in available-for-sale investments:
Adjustment, net of tax benefit (expense) of: 2006 - $3 and $4; 2005 - ($7) and ($2)	(6)	13	(7)	4

Total	(7)	17	(8)	9

Total from continuing operations	732	601	1,274	964

Income from discontinued operations	1,648	44	1,690	83

Total comprehensive income	$2,380	$645	$2,964	$1,047

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,678	$1,214
Short-term investments	3,992	4,116
Accounts receivable, net of allowances of ($28) and ($34)	1,929	1,648
Raw materials	108	83
Work in process	818	813
Finished goods	409	289
Inventories	1,335	1,185
Deferred income taxes	632	619
Prepaid expenses and other current assets	215	135
Assets of discontinued operations	11	495
Total current assets	9,792	9,412
Property, plant and equipment at cost	8,406	8,374
Less accumulated depreciation	(4,422)	(4,644)
Property, plant and equipment, net	3,984	3,730
Equity and debt investments	253	236
Goodwill	792	677
Acquisition-related intangibles	117	60
Deferred income taxes	428	393
Capitalized software licenses, net	197	243
Prepaid retirement costs	219	199
Other assets	146	113
Total assets	$15,928	$15,063

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion of long-term debt	$43	$301
Accounts payable	788	702
Accrued expenses and other liabilities	994	948
Income taxes payable	870	154
Accrued profit sharing and retirement	77	121
Liabilities of discontinued operations	11	151
Total current liabilities	2,783	2,377
Long-term debt	--	329
Accrued retirement costs	103	136
Deferred income taxes	15	23
Deferred credits and other liabilities	239	261
Total liabilities	3,140	3,126

Stockholders’ equity:
Preferred stock, $25 par value. Authorized - 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized - 2,400,000,000 shares. Shares issued: 2006 - 1,739,086,194; 2005 - 1,738,780,512	1,739	1,739
Paid-in capital	779	742
Retained earnings	16,271	13,394
Less treasury common stock at cost: Shares: 2006 - 206,501,103; 2005 - 142,190,707	(5,911)	(3,856)
Accumulated other comprehensive income (loss), net of tax:
Minimum pension liability	(66)	(65)
Unrealized gains (losses) on available-for-sale investments	(23)	(16)
Unearned compensation	(1)	(1)
Total stockholders’ equity	12,788	11,937
Total liabilities and stockholders’ equity	$15,928	$15,063

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)
	For Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,972	$1,038
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Income from discontinued operations	(1,690)	(83)
Depreciation	537	678
Stock-based compensation	175	10
Amortization of capitalized software	59	60
Amortization of acquisition-related intangibles	31	30
Deferred income taxes	(77)	(211)
Increase/(decrease) from changes in:
Accounts receivable	(282)	(213)
Inventories	(146)	46
Prepaid expenses and other current assets	(85)	24
Accounts payable and accrued expenses	23	31
Income taxes payable	(183)	84
Accrued profit sharing and retirement	(43)	(184)
Noncurrent accrued retirement costs	(51)	12
Other	(51)	(60)
Net cash provided by operating activities of continuing operations	1,189	1,262

Cash flows from investing activities:
Additions to property, plant and equipment	(782)	(514)
Proceeds from sales of assets	2,986	42
Purchases of cash investments	(4,216)	(1,066)
Sales and maturities of cash investments	4,324	2,396
Purchases of equity investments	(22)	(8)
Sales of equity and debt investments	9	--
Acquisition of businesses, net of cash acquired	(205)	--
Net cash provided by investing activities of continuing operations	2,094	850

Cash flows from financing activities:
Payments on loans and long-term debt	(586)	(10)
Dividends paid on common stock	(95)	(84)
Sales and other common stock transactions	279	173
Excess tax benefit from stock option exercises	64	--
Stock repurchases	(2,477)	(2,785)
Net cash used in financing activities of continuing operations	(2,815)	(2,706)

Cash flows from discontinued operations:
Operating activities	7	88
Investing activities	(16)	(33)
Net cash (used in)/provided by discontinued operations	(9)	55

Effect of exchange rate changes on cash	5	4
Net increase/(decrease) in cash and cash equivalents	464	(535)
Cash and cash equivalents, January 1	1,214	2,663
Cash and cash equivalents, June 30	$1,678	$2,128

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of Business and Significant Accounting Policies and Practices. Texas Instruments (TI) makes, markets and sells high-technology components; more than 50,000 customers all over the world buy TI products.

Acquisitions - In January 2006, we acquired 100 percent of the equity of Chipcon Group ASA (Chipcon), a leading company in the design of short-range, low-power wireless radio frequency semiconductors, based in Oslo, Norway, for $183 million in cash. The acquisition will enhance our ability to offer customers complete short-range wireless solutions for consumer, home and building automation applications. The acquisition was accounted for as a purchase business combination, and the results of operations of this business have been included in the Semiconductor segment of our consolidated statements of income from the date of acquisition. Pro forma information has not been presented as it would not be materially different from amounts reported. As a result of the acquisition, we recorded a $5 million charge for in-process R&D in Corporate. We also recognized $115 million of goodwill and $86 million of other acquisition-related intangible assets, acquired $6 million of cash and assumed $29 million of other net liabilities. The following table contains a summary of the other intangible assets acquired:

Acquired Intangible Assets	Amount	Amortization Period
Developed technology	$65	5 years
Non-compete agreements	6	2 years
Customer relationships	13	5 years
Trademark/trade name	2	3 years

In the second quarter of 2006, we also made an acquisition, which was not material, that was integrated into the Semiconductor business segment.

Dispositions - In January 2006, we entered into a definitive agreement to sell substantially all of our Sensors & Controls segment, excluding the radio frequency identification (RFID) systems operations that had been operated as a part of that segment, to an affiliate of Bain Capital, LLC, a leading global private equity investment firm, for $3 billion in cash. The sale was completed on April 27, 2006. The operations and cash flows of the former Sensors & Controls business have been eliminated from the ongoing operations of TI and we have no significant continuing involvement in the operations of the sold business.  Beginning in the first quarter of 2006, the former Sensors & Controls business is presented as a discontinued operation and the RFID operations retained are included within the Semiconductor business segment. Prior period financial statements, including segment information, have been reclassified to reflect these changes for all periods presented (see Note 2 for detailed information on discontinued operations and Note 6 for restated segment information).

Change in Capitalization - During the second quarter of 2006, TI’s Japan subsidiary prepaid $275 million of variable-rate bank notes. A portion of this debt had been due in 2008 and the remainder had been due in 2010.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and, except for the adoption of a change in depreciation method in the first quarter of 2006 and the presentation of discontinued operations, on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2005. The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended June 30, 2006 and 2005, and the balance sheet as of June 30, 2006, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. The consolidated balance sheet at December 31, 2005, was derived from the audited consolidated balance sheet at that date and restated to reflect discontinued operations. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2005. The results for the six-month period are not necessarily indicative of a full year's results.

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Effective January 1, 2006, as a result of a study made of the pattern of usage of our long-lived depreciable assets, we adopted the straight-line method of depreciation for all property, plant and equipment. Under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which became effective as of January 1, 2006, a change in depreciation method is treated on a prospective basis as a change in estimate. Prior period results will not be restated. The effect of the change in depreciation method for the three months and six months ended June 30, 2006, was to reduce depreciation expense by about $40 million and about $69 million, and increase both income from continuing operations and net income by about $21 million ($0.01 per share) and about $26 million ($0.02 per share), respectively.

Changes in Accounting Standards - Beginning as of January 1, 2006, we implemented SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The primary impact of this change to our inventory valuation methodology was to change how the fixed production overhead costs included in inventory are calculated. The effect of this change for the six months ended June 30, 2006, on inventory and net income was not material

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added, and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard will be effective for us in interim and fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of this issue on our financial position and results of operations, but do not believe the impact of the adoption of this standard will be material.

2.
Discontinued Operations. On January 9, 2006, we announced a definitive agreement to sell substantially all of the Sensors & Controls segment, excluding the RFID systems operations, to an affiliate of Bain Capital, LLC, for $3 billion in cash. The sale was completed on April 27, 2006. The former Sensors & Controls business acquired by Bain Capital, LLC was renamed Sensata Technologies (Sensata).

The results of operations of the former Sensors & Controls business are being presented as discontinued operations. The following summarizes results from the discontinued operations of the former Sensors & Controls business for the periods ended June 30, 2006 and 2005, included in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net revenue	$81	$268	$375	$538
Operating costs and expenses	84	201	313	410
Income (loss) from discontinued operations, before income taxes	(3)	67	62	128
Provision for income taxes	--	23	23	45
Income (loss) from discontinued operations, net of tax	(3)	44	39	83

Gain on sale of discontinued operations	2,550	--	2,550	--
Provision for income taxes	899	--	899	--
Gain on sale of discontinued operations, net of tax	1,651	--	1,651	--

Total income from discontinued operations	$1,648	$44	$1,690	$83

Income from discontinued operations per common share:
Basic	$1.06	$.03	$1.08	$.05
Diluted	$1.04	$.03	$1.05	$.05

Earnings per share amounts from continuing and discontinued operations may not add to net income per share due to rounding.

As of June 30, 2006, the remaining assets and liabilities of the former Sensors & Controls business, included in assets and liabilities of discontinued operations, are primarily attributable to obligations under pension and other postretirement benefit plans that are expected to be settled by the end of 2006 as well as other contingencies.

Continuing involvement - Upon closing of the sales transaction, we entered into a Transition Services Agreement (TSA) with Sensata to provide various temporary support services that are reasonably necessary to facilitate the continuation of the normal conduct of business of the former Sensors & Controls business such as finance and accounting, human resources, information technology, warehousing and logistics, and records retention and storage. Such services are expected to be provided for approximately six to twelve months, although certain information technology-related services may be provided for up to two years. The fees for these services will be generally equivalent to our cost. In addition, we entered into certain cross-license agreements to allow each party to continue to use the associated technology and intellectual property in the conduct of their respective business. However, these cross-license agreements generally do not involve the receipt or payment of any royalties and therefore are not considered to be a component of continuing involvement.

Although the services provided under the TSA generate continuing cash flows between us and Sensata, the amounts are not considered to be significant to the ongoing operations of either entity. In addition, we have no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of Sensata. Under the provisions of EITF Issue No. 03-13, "Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations," we therefore have no significant continuing involvement in the operations of the former Sensors & Controls business and have classified the historical results of that business as discontinued operations.

Indemnification - In connection with the sale, we have agreed to indemnify Sensata for certain specified litigation matters, as well as other liabilities, including environmental liabilities. Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are, generally, subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million. As of June 30, 2006, there were no significant liabilities recorded under these indemnification obligations.

3.	Earnings per Share. Computation of earnings per common share (EPS) for income from continuing operations, and a reconciliation between the basic and diluted basis, for the periods ending June 30, are as follows:

	2nd Quarter 2006			2nd Quarter 2005
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$739	1,553	$.48	$584	1,633	$.36
Dilutives:
Stock-based compensation plans	--	33		--	36
Diluted EPS	$739	1,586	$.47	$584	1,669	$.35

	Year To Date 2006			Year To Date 2005
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$1,282	1,569	$.82	$955	1,667	$.57
Dilutives:
Stock-based compensation plans	--	33		--	35
Diluted EPS	$1,282	1,602	$.80	$955	1,702	$.56

4.	Stock-based Compensation. We have several stock-based employee compensation plans, which are more fully described in Note 13 in our 2005 annual report on Form 10-K. Prior to July 1, 2005, we accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,”and related interpretations. No compensation cost was reflected in net income for stock options, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant (except options granted under employee stock purchase plans and acquisition-related stock option awards). Compensation cost has previously been recognized for restricted stock units (RSUs).

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized for the periods ended June 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for periods prior to July 1, 2005, have not been restated.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended June 30,
	2006	2005

Stock-based compensation expense recognized:
Cost of revenue	$16	$--
R&D	25	--
SG&A (only RSUs in 2005)	43	5
Total	$84	$5

	Six Months Ended June 30,
	2006	2005

Stock-based compensation expense recognized:
Cost of revenue	$34	$--
R&D	53	--
SG&A (only RSUs in 2005)	88	10
Total	$175	$10

The amounts above include the impact of recognizing compensation expense related to nonqualified stock options, RSUs and stock options offered under the employee stock purchase plan. For 2005, before implementation of SFAS No. 123(R), only compensation expense related to RSUs was recognized and included in SG&A. Stock-based compensation expense has not been allocated to the various segments, but is reflected in Corporate.

Under the modified prospective application method, results for periods prior to July 1, 2005, have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on income from continuing operations and related earnings per common share for the periods ended June 30, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for that period:

	For Three Months Ended June 30, 2005	For Six Months Ended June 30, 2005
Income from continuing operations, as reported	$584	$955

Add: Stock-based compensation expense included in reported income, net of ($2) and ($4) tax expense	3	6

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of $31 and $68 tax	(65)	(140)
Deduct: Adjustment for retirement-eligible employees, net of $49 tax	--	(93)

Adjusted income from continuing operations	$522	$728

Earnings per common share:
Basic - as reported	$.36	$.57

Basic - as adjusted for stock-based compensation expense	$.32	$.44

Diluted - as reported	$.35	$.56

Diluted - as adjusted for stock-based compensation expense	$.31	$.43

In the first quarter of 2005, we reduced the attribution period used for certain grants of nonqualified stock options to recognize fair value-based compensation expense for pro forma disclosure purposes for those stock option recipients who are retirement eligible or become retirement eligible following the grant of the awards. Our nonqualified stock options have 10-year terms and generally vest over a four-year service period from the date of grant. Effective January 1, 2005, stock-based compensation expense for retirement-eligible employees is recognized over a six-month period, and for non-retirement-eligible employees, over the shorter of the period from grant date to the date they become retirement eligible (but not less than the six-month required service period) or the normal four-year vesting period. As a result, we included in our first quarter 2005 pro forma footnote disclosures a $93 million ($0.05 per share) inception-to-date adjustment of fair value-based compensation expense for both retirement-eligible employees and employees who became retirement eligible since the date of grants, to reflect the reduced attribution period.

5.	Post-employment Benefit Plans. Components of net periodic employee benefit cost (in millions):

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30,	2006	2005	2006	2005	2006	2005
Service cost	$6	$6	$1	$1	$11	$11
Interest cost	12	10	6	6	11	13
Expected return on assets	(12)	(11)	(5)	(5)	(16)	(13)
Amortization of prior service cost	--	--	1	--	(1)	(2)
Recognized net actuarial loss	6	5	1	2	4	8

Net periodic benefit cost	$12	$10	$4	$4	$9	$17

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30,	2006	2005	2006	2005	2006	2005
Service cost	$13	$12	$2	$2	$21	$25
Interest cost	22	20	12	12	23	27
Expected return on assets	(24)	(22)	(10)	(10)	(33)	(29)
Amortization of prior service cost	--	--	1	1	(2)	(4)
Recognized net actuarial loss	11	11	3	3	9	16

Net periodic benefit cost	$22	$21	$8	$8	$18	$35

Settlement and curtailment (gains)/losses and special termination benefits for continuing operations were not material.

Discretionary contributions of $74 million were made to our U.S. and Japan post-employment benefit plans during the second quarter of 2006.

6.
Business Segment Data. As a result of the agreement to sell the Sensors & Controls business, excluding the RFID operations, we now have two reportable operating business segments: Semiconductor and Educational & Productivity Solutions (E&PS). The former Sensors & Controls business has been reflected as discontinued operations (see Note 1 and Note 2). Segment results for prior periods presented have been restated to reflect the addition of the RFID operations retained within the Semiconductor business segment.

Business segment information for continuing operations follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
Business Segment Net Revenues	2006	2005	2006	2005
Semiconductor	$3,505	$2,791	$6,767	$5,412
Educational & Productivity Solutions	192	181	265	262
Intersegment eliminations	--	(1)	(1)	(1)
Total net revenues	$3,697	$2,971	$7,031	$5,673

	For Three Months Ended June 30,		For Six Months Ended June 30,
Business Segment Profit (Loss)	2006	2005	2006	2005
Semiconductor*	$1,032	$597	$1,915	$1,059
Educational & Productivity Solutions	84	79	98	99
Corporate **	(163)	(74)	(342)	(120)
Profit from operations	$953	$602	$1,671	$1,038

* Semiconductor profit from operations in the second quarter of 2006 includes a benefit of $60 million from a royalty settlement (see Note 8). Also included is a benefit of $57 million from a $77 million net sales tax refund that was due to the settlement of an audit of Texas sales taxes paid on various purchases over a nine year period. The $57 million effect on profit from operations is reflected as $31 million in cost of revenue, $21 million in R&D and $5 million in SG&A. The remaining $20 million of the net sales tax refund is reflected in Other income (expense) net.

** Corporate profit from operations includes stock-based compensation expense of $84 million, $5 million, $175 million, and $10 million respectively. Also included in 2005 is a gain of $23 million in the first quarter on sales of assets related primarily to the disposition of a sales facility and the sale of our commodity liquid crystal driver product line.

7.
Income Taxes. Federal income taxes for continuing operations for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. As of June 30, 2006, the estimated annual effective tax rate for 2006 is about 30 percent. The rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2005. The primary reasons the effective annual tax rate for continuing operations for 2006 differs from the 35 percent statutory corporate tax rate are the effects of non-U.S. tax rates and the expected utilization of various tax benefits such as deductions for export sales and U.S. manufacturing.

8.
Contingencies. Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of June 30, 2006, the auditors have issued audit reports on all of the projects. The Ministry of Industry is responsible for reviewing the auditors’ findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that we repay a portion of the grants. We believe that the grants were obtained and used in compliance with applicable law and contractual obligations. As of June 30, 2006, the Ministry has published final decrees on 12 of the projects representing approximately $175 million of grants. We do not expect the outcome to have a material adverse impact on our financial condition, results of operations or liquidity.

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

On February 6, 2006, a jury in the U.S. District Court for the District of New Jersey determined that GlobespanVirata (Globespan), a subsidiary of Conexant Systems, Inc. (Conexant), had infringed two TI patents and one Stanford University (Stanford) patent relating to digital subscriber line (DSL) technology. The jury awarded $112 million in damages to TI. In June 2003, before Globespan's merger with Conexant, Globespan had sued TI and Stanford claiming that the TI and Stanford patents were invalid and not being infringed by Globespan, and alleging violations of the antitrust law. In response, TI and Stanford brought counterclaims of patent infringement against Globespan. On May 5, 2006, the companies announced a settlement resolving this litigation. Under the settlement, Conexant paid TI $70 million and TI granted Conexant a license to essential patents relating to DSL technology. Under an agreement with Stanford, TI will be required to make a payment of $10 million to Stanford related to the royalty amount received by TI from Conexant.

We are subject to various other legal and administrative proceedings. Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect upon our financial condition, results of operations or liquidity.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document. Except as noted, financial results are for continuing operations. Our former Sensors & Controls business is reported as discontinued operations. The divestiture of this business closed on April 27, 2006.

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

In early 2006, we entered into an agreement to sell substantially all of our Sensors & Controls business, which had been a separate business segment before 2006, to an affiliate of Bain Capital, LLC, for $3 billion. This sale was completed on April 27, 2006. The financial results of this business are accounted for as discontinued operations and for the three- and six-month periods ended June 30, 2006, include operations during the periods prior to the date of sale, as well as the actual gain on sale. The amounts in comparison for the 2005 periods include operations of the sold business for the full three and six months (see Note 2 to the Financial Statements for additional information). Products manufactured and sold by this business included sensors, and electrical and electronic controls. The primary markets were automotive and industrial. Other targeted markets included heating, ventilation, air conditioning, refrigeration and industrial control systems.

In the third quarter of 2005, we implemented the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payments.” The financial results of 2005 include the effects of adopting this new accounting rule for stock options effective July 1, 2005. Before July 1, 2005, our financial results include the expense of restricted stock units, but not stock options. Consequently, our financial results for periods after July 1, 2005, are not fully comparable to our prior financial results. For the second quarter of 2006, the total stock-based compensation expense was $84 million, or 2.3 percent of revenue. The distribution of this expense was $43 million to selling, general and administrative (SG&A) expense, $25 million to R&D expense and $16 million to cost of revenue. For the first half of 2006, the total stock-based compensation expense was $175 million, or 2.5 percent of revenue. The distribution of this expense was $88 million to SG&A expense, $53 million to R&D expense and $34 million to cost of revenue.

As a result of a study of the pattern of usage of long-lived depreciable assets, we adopted the straight-line method of depreciation for all property, plant and equipment on a prospective basis effective January 1, 2006, as allowed for under SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” See Financial Condition below and Note 1 to the Financial Statements for additional information.

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

Second-Quarter 2006 Results

Our revenue for the second quarter of 2006 was $3.70 billion, 11 percent higher sequentially and 24 percent higher than the same quarter a year ago due to higher shipments, as demand for our semiconductors continued to strengthen. Sequential growth also benefited from seasonal demand for graphing calculators, as retailers began to stock for the upcoming back-to-school season. Additionally, we received a $70 million royalty settlement in the quarter that was included in revenue.

Earnings per share (EPS) from continuing operations in the quarter were $0.47, up 42 percent sequentially and 34 percent from a year ago. EPS included an expense of $0.03 from stock-based compensation, a benefit of $0.03 from a state sales tax refund, and a benefit of $0.02 from the royalty settlement. We began expensing stock options in the third quarter of 2005 and, therefore, equivalent stock-based compensation expense was not reflected in the year-ago quarter, when we earned $0.35 per share from continuing operations.

This was another excellent quarter. All regions of the world showed strong revenue growth from a year ago. Revenue from our wireless semiconductors grew 27 percent, including more than 70 percent growth in 3G; revenue from high-performance analog semiconductors grew 32 percent; and revenue from our DLP® picture technology grew 34 percent.

Strategically, our focus on open wireless standards was reinforced by the actions of operators around the world, who are accelerating their infrastructure transitions to GSM (Global System for Mobile communication) because of its cost effectiveness and the wide range of choices it offers.

Going into the third quarter, our backlog of orders is up, and our outlook is for seasonal growth. As always, we will pay close attention to the world’s economies and to our inventory in the various market channels.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Statements of Income - Selected Items
(Millions of dollars, except per-share amounts)

	For Three Months Ended
	June 30, 2006	Mar. 31, 2006	June 30, 2005
Net revenue	$3,697	$3,334	$2,971
Cost of revenue (COR)	1,790	1,662	1,545
Gross profit	1,907	1,672	1,426
Gross profit % of revenue	51.6%	50.1%	48.0%
Research and development (R&D)	536	533	485
R&D % of revenue	14.5%	16.0%	16.3%
Selling, general and administrative (SG&A)	418	421	339
SG&A % of revenue	11.3%	12.6%	11.4%
Profit from operations	953	718	602
Operating profit % of revenue	25.8%	21.5%	20.3%
Other income (expense) net	88	52	56
Interest expense on loans	2	3	2
Income from continuing operations before income taxes	1,039	767	656
Provision for income taxes	300	225	72
Income from continuing operations	739	542	584
Income from discontinued operations, net of income taxes	1,648	43	44
Net income	$2,387	$585	$628

Diluted earnings per common share:
Income from continuing operations	$.47	$.33	$.35
Net income	$1.50	$.36	$.38

Stock-based compensation expense included in continuing operations:

COR	$16	$18	$--
R&D	25	28	--
SG&A	43	45	5
Profit from operations	$84	$91	$5
% of revenue	2.3%	2.7%	0.2%

Details of Financial Results

Our gross profit for the second quarter of 2006 was $1.91 billion, or 51.6 percent of revenue, an increase of $235 million from the prior quarter and an increase of $481 million from the year-ago quarter. The increases over both periods reflect higher revenue in our two segments, Semiconductor and E&PS.

In the second quarter of 2006 we received a royalty settlement of $70 million and a $77 million net sales tax refund. Similar to other royalties, the royalty settlement was included in Semiconductor revenue  (see Note 8 to Financial Statements). The net sales tax refund was due to the settlement of an audit of Texas sales taxes paid on various purchases over a nine-year period.

The royalty settlement and sales tax refund benefit included in our second-quarter 2006 results are detailed as follows (all items are in the Semiconductor segment results except the $20 million in other income (expense) net (OI&E), which is in Corporate):

	Royalty Settlement	Sales Tax Refund
Orders	$70	$--
Net revenue	70	--
Cost of revenue	10	(31)
Gross profit	60	31
R&D	--	(21)
SG&A	--	(5)
Profit from operations	60	57
OI&E	--	20
Income from continuing operations before income taxes	60	77

R&D expense for the second quarter of $536 million, or 14.5 percent of revenue, increased $3 million from the prior quarter due to higher spending for development of new semiconductor devices, particularly associated with wireless applications. The higher spending was largely offset by a $21 million reduction from the sales tax refund. R&D expense increased $51 million from the year-ago quarter primarily due to higher spending for development of new semiconductor devices, particularly associated with wireless applications, and, to a lesser extent, the inclusion of $25 million of stock-based compensation in the second quarter of 2006. The increase was partially offset by the refund of state sales tax.

SG&A expense for the second quarter was $418 million, or 11.3 percent of revenue. SG&A expense decreased $3 million from the prior quarter and was up $79 million from the year-ago quarter. The increase from a year ago was primarily due to the combination of increased stock-based compensation expense ($43 million in second-quarter 2006 for stock options and restricted stock units as compared to $5 million for only restricted stock units in second-quarter 2005) and, to a lesser extent, higher spending for consumer advertising of our DLP semiconductors used in high-definition televisions.

Operating profit for the second quarter was $953 million, or 25.8 percent of revenue. This increase of $235 million from the prior quarter was primarily due to higher gross profit in both of our segments. Operating profit increased $351 million from the year-ago quarter due to higher gross profit in the Semiconductor segment. As previously mentioned, operating profit in the second quarter of 2006 included both $57 million of the sales tax refund and $60 million from the royalty settlement, partially offset by total stock-based compensation expense of $84 million.

OI&E of $88 million in the second quarter of 2006 increased $36 million sequentially and $32 million from the year-ago quarter, primarily due to the combination of the sales tax refund and increased interest income on higher cash balances resulting from the receipt of the cash proceeds from the sale of our former Sensors & Controls business.

Quarterly income taxes are calculated using an estimate of the effective tax rate for the full year and are based on the tax laws in effect at the end of the quarter. The calculation of the effective tax rate, by definition, does not include discrete tax items. In the second quarter of 2005, we recognized net discrete items of $78 million associated with favorable developments on certain outstanding income tax matters that were partially offset by an accrual for taxes on dividends repatriated under the American Jobs Creation Act of 2004. The effective tax rate for continuing operations for the second quarter of 2006 was approximately 30 percent. This compares with 30 percent for the first quarter and 23 percent for the year-ago quarter. The increase in the effective rate for the second quarter of 2006 from the prior-year quarter was due to, in decreasing order, higher income before income taxes, the expiration of the federal research tax credit, and the effect of non-U.S. tax rates.

As of June 30, 2006, the estimated annual effective tax rate for continuing operations for 2006 is approximately 30 percent. This rate differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates and, to a lesser extent, the expected utilization of various tax benefits such as deductions for export sales and U.S. manufacturing.

Income from continuing operations for the second quarter was $739 million, or $0.47 per share, compared with $542 million in the first quarter and $584 million for the year-ago quarter. Net income, which includes continuing and discontinued operations, was $2.39 billion, or $1.50 per share, compared with $585 million in the first quarter and $628 million in the year-ago quarter. Income from discontinued operations was $1.65 billion due to the gain on the sale of our former Sensors & Controls business, compared with $43 million in the first quarter and $44 million in the year-ago quarter.

Our orders for continuing operations were $3.91 billion. This was an increase of $302 million from the prior quarter and an increase of $767 million from the year-ago quarter. Both increases were primarily due to higher demand for our semiconductor products.

Semiconductor

Semiconductor revenue in the second quarter was $3.51 billion. This was an increase of 7 percent from the prior quarter primarily due to increased shipments resulting from higher demand for our analog products and, to a lesser extent, the $70 million royalty settlement. Semiconductor revenue increased 26 percent from the year-ago quarter primarily due to increased shipments resulting from higher demand for our DSP and analog products.

Analog revenue was up 8 percent from the prior quarter and 23 percent from the year-ago quarter, primarily due to increased shipments resulting from higher demand for our high-performance analog products and analog products for broadband applications. Revenue from high-performance analog products grew 5 percent from the prior quarter and 32 percent from a year ago, due to increased shipments resulting from higher demand across almost all product lines.

DSP revenue was about even with the prior quarter, and was up 24 percent from the year-ago quarter primarily due to increased shipments resulting from higher demand from the wireless market.

Remaining Semiconductor revenue increased 17 percent from the prior quarter primarily due to the royalty settlement and, to a lesser extent, increased shipments resulting from higher demand for, in decreasing order, RISC (Reduced Instruction Set Computing) microprocessors, DLP products, standard logic products and microcontrollers. Compared with a year ago, remaining Semiconductor revenue increased 31 percent primarily due to a combination of the royalty settlement and increased shipments resulting from higher demand for DLP products. Contributing to a lesser extent were increased shipments resulting from higher demand for RISC microprocessors, standard logic products and microcontrollers.

Royalty revenue for the second quarter reflected the expiration of several licenses since the end of 2005. These royalties were in the range of $60 to $70 million in the second quarter, and we believe this represents the low point of the decline relating to the expirations. We have signed new licenses with some of the licensees whose agreements had expired and we are currently in active negotiations with others. In addition, we continue to pursue opportunities to negotiate agreements with new licensees. We are unable to predict the results of these negotiations. As new or renewal licenses are executed, we have often received catch-up payments to cover some or all of the license period prior to execution.

On an end-equipment basis, revenue from wireless products in the second quarter was up 4 percent sequentially and up 27 percent from the year-ago quarter. Revenue from semiconductors used in feature-rich third-generation (3G) cell phones was up over 70 percent from a year ago and we believe we are continuing to gain share in W-CDMA (Wideband Code Division Multiple Access) modems, further extending the leadership position that we already hold. Our W-CDMA digital baseband unit shipments in the second quarter were up 44 percent over the first quarter due to higher demand. Overall, the wireless end market is developing consistent with our expectations.

In DLP products, revenue increased 15 percent sequentially primarily due to increased shipments resulting from higher demand for High Definition Television (HDTV) products. Revenue increased 34 percent from a year ago primarily due to increased shipments resulting from higher demand for front projector products and, to a lesser extent, for HDTV products.

Semiconductor gross profit for the second quarter was $1.82 billion, or 51.8 percent of revenue, an increase of $157 million from the prior quarter and an increase of $490 million from the year-ago quarter. The increases over both periods were due to higher revenue.

Operating profit for the second quarter was $1.03 billion, or 29.4 percent of revenue, an increase of $149 million from the prior quarter and an increase of $435 million from the year-ago quarter. The increases over both periods were due to higher gross profit.

Semiconductor orders were $3.75 billion, an increase of 10 percent from the prior quarter, primarily due to higher demand for analog products, and an increase of 26 percent from a year ago due to strong demand for analog and DSP products.

Educational & Productivity Solutions

E&PS revenue in the second quarter was $192 million. This was an increase of $118 million from the prior quarter due to higher shipments resulting from seasonal demand for graphing calculators as retailers began to stock product in preparation for the upcoming back-to-school season. It was also an increase of $11 million from the year-ago quarter due to increased shipments of graphing calculators resulting from higher demand from instructional dealers that supply school districts.

E&PS gross profit was $119 million, or 61.9 percent of revenue. Gross profit increased $78 million from the prior quarter and $8 million from the year-ago quarter primarily due to higher revenue.

Operating profit was $84 million, or 43.9 percent of revenue. Operating profit increased $71 million from the prior quarter and $5 million from the year-ago quarter, due to higher gross profit.

Discontinued Operations

Revenue from the former Sensors & Controls business was $81 million in the second quarter of 2006, compared with $268 million in the year-ago period. Results for the second quarter of 2006 cover the period up to the date of the sale (April 27, 2006). There was a loss from discontinued operations, net of tax, of $3 million in the quarter compared to income from discontinued operations, net of tax, of $44 million in the year-ago period. The gain from the sale of this business was $1.65 billion, after taxes of $899 million (see Note 2 to Financial Statements for further discussion).

First Six Months of 2006 Results

For the first six months of 2006, we report the following:

Revenue of $7.03 billion increased $1.36 billion or 24 percent from the year-ago period primarily due to increased shipments resulting from higher demand for our DSP products and, to a lesser extent, our analog products.

Gross profit for the first six months was $3.58 billion compared with $2.67 billion in the year-ago period. The increase in gross profit was due to higher revenue in Semiconductor. Gross profit margin was 50.9 percent of revenue compared with 47.1 percent in the year-ago period.

R&D expense for the first six months of $1.07 billion was up 10 percent compared with the year-ago period, primarily due to increased product development costs, principally for wireless and, to a lesser extent, stock-based compensation expense. These expenses were partially offset by the sales tax refund in the second quarter of 2006. R&D expense as a percent of revenue was 15.2 percent compared with 17.1 percent in the year-ago period.

SG&A expense for the first six months of $839 million increased $180 million, or 27 percent from the year-ago period primarily due to the combination of higher stock-based compensation expense and, to a lesser extent, increased marketing expenses, principally for consumer advertising for DLP products. SG&A expense in the first six months of 2005 also included a $13 million gain on the disposition of a sales facility. SG&A expense as a percent of revenue was 11.9 percent compared with 11.6 percent in the year-ago period.

Operating profit for the first six months of $1.67 billion, or 23.8 percent of revenue, increased $633 million or 61 percent from the year-ago period due to higher gross profit, partially offset by higher operating expenses.

OI&E for the first six months was $140 million, an increase of $35 million from the first six months of 2005, primarily due to the combination of the sales tax refund and higher interest income. The first six months of 2005 included adjustments to previously accrued interest expense related to favorable developments on several outstanding tax matters.

The effective tax rate for continuing operations for the first six months of 2006, which, by definition, does not include the effect of discrete tax items, is approximately 30 percent. This compares with 23 percent for the first six months of 2005. The increase in the effective tax rate from the year-ago period is due to, in decreasing order, higher income before income taxes, the expiration of the federal research tax credit, and the effect of non-U.S. tax rates. The provision for income taxes for the first six months of 2005 also reflected discrete tax items recognized in the second quarter of 2005.

Income from continuing operations for the first six months was $1.28 billion compared with $955 million for 2005. Earnings per share from continuing operations were $0.80 per share compared with $0.56 per share in the year-ago period. The increase from the year-ago period includes $0.05 per share from the effect of 100 million fewer average shares outstanding for the current period, reflecting share repurchases made during the last 12 months.

Income from discontinued operations for the first six months of 2006, which includes the gain from the sale of our former Sensors & Controls business in the second quarter, was $1.69 billion.

Net income was $2.97 billion, an increase of $1.93 billion from the year-ago period.

Orders of $7.51 billion were up 28 percent from the year-ago period, reflecting strong demand for Semiconductor products.

Semiconductor

Semiconductor revenue in the first six months of 2006 was $6.77 billion compared with $5.41 billion for the year-ago period, primarily due to increased shipments resulting from higher demand for our DSP products and, to a lesser extent, our analog products. Revenue from semiconductors used in wireless applications was up 29 percent from a year ago.

Gross profit for the first six months was $3.47 billion, or 51.3 percent of revenue, compared with $2.52 billion, or 46.6 percent of revenue, in the year-ago period. The increase in gross profit was primarily due to higher revenue.

Semiconductor operating profit for the first six months was $1.92 billion, or 28.3 percent of revenue, up from $1.06 billion, or 19.6 percent of revenue, in the year-ago period due to higher gross profit.

Semiconductor orders for the first six months were $7.18 billion compared with $5.57 billion for the year-ago period, reflecting strength across a broad range of products.

Educational & Productivity Solutions

E&PS revenue was $265 million for the first six months of 2006, about even with the year-ago period.

Gross profit for the first six months was $160 million, or 60.2 percent of revenue, up from $155 million, or 59.0 percent of revenue, in the year-ago period, primarily due to manufacturing cost reductions.

Operating profit for the first six months was $98 million, or 36.8 percent of revenue, about even with the year-ago period, as higher gross profit was offset by higher operating expenses.

Discontinued Operations

Revenue from the former Sensors & Controls business was $375 million in 2006 compared with $538 million in the first six months of 2005. Results for the first six months of 2006 cover the period up to the date of the sale (April 27, 2006). Income from discontinued operations, net of tax, was $39 million for the first six months of 2006 compared with $83 million in the year-ago period. The gain from the sale of this business was $1.65 billion, net of tax (see Note 2 to Financial Statements for further discussion).

Financial Condition

At the end of the second quarter, total cash (cash and cash equivalents plus short-term investments) was $5.67 billion, an increase of $2.01 billion from the end of the prior quarter primarily due to the $2.98 billion received from the sale of our former Sensors & Controls business. Total cash was up $340 million from year-end 2005.

Cash received from the sale of the former Sensors & Controls business was partially offset by cash used for stock repurchases. During the first six months of 2006, we repurchased 79 million shares of our common stock for $2.48 billion and paid $95 million in dividends. We also retired $586 million of long-term debt and made acquisitions for $205 million, net of cash acquired.

Capital expenditures for the first six months of 2006 were $782 million, an increase of $268 million from the year-ago period. Our capital expenditures in 2006 were primarily for equipment used in the assembly and test of semiconductors and advanced 65- and 45-nanometer wafer fabrication equipment.

Depreciation for the first six months of 2006 was $537 million, a decrease of $141 million from the year-ago period. Our change from an accelerated to a straight-line method of depreciation beginning in the first quarter of 2006 lowered year-to-date depreciation by about $69 million (see Note 1 to the Financial Statements for a discussion of the effect of adopting the change in depreciation method).

Accounts receivable were $1.93 billion, an increase of $281 million from year-end 2005, primarily due to seasonally higher E&PS receivables. Contributing to a lesser extent were higher Semiconductor receivables. Days sales outstanding were 47 at the end of the second quarter compared with 49 at the end of the prior quarter and 45 at year-end 2005.

Inventory was $1.34 billion at the end of the second quarter. This was an increase of $89 million from the prior quarter and an increase of $150 million from year-end 2005, as we built inventory to support expected product shipments in the second half of the year. Days of inventory at the end of the second quarter were 67 compared with 67 at the end of the prior quarter and 64 at the end of 2005.

Liquidity and Capital Resources

Cash flow from operations for the first six months of 2006 was $1.19 billion compared with $1.26 billion for the year-ago period. Higher levels of cash flows provided by income from continuing operations for the first six months of 2006 compared with the same period of 2005 were more than offset by increased working capital requirements, particularly for inventory and income taxes.

Net cash provided by investing activities was $2.09 billion for the first six months of 2006 compared with $850 million for the same period a year ago. We received cash proceeds from the sale of the former Sensors & Controls business of $2.98 billion in 2006, which, together with the cash flows received from sales and maturities of cash investments, net of purchases, were partially offset by higher capital expenditures and payment for acquisitions.

For the first six months of 2006, net cash used in financing activities was $2.82 billion compared with $2.71 billion in the year-ago period, as we continued our common stock repurchases and retired debt. We used $2.48 billion of cash to repurchase 79 million shares of common stock in the first six months of 2006 compared with $2.78 billion used to repurchase 110 million shares of common stock in the year-ago period. The $95 million in dividends paid on our common stock in the first six months of 2006, compared with $84 million in the year-ago period, reflected a higher dividend rate, partially offset by a lower number of shares outstanding.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, authorized stock repurchases, dividend payments and other business requirements for at least the next 12 months.

In 2006, for continuing operations, we still expect R&D expense to be about $2.2 billion and capital expenditures to be about $1.3 billion. Depreciation is expected to be about $1.05 billion, up slightly from the prior estimate of $1.03 billion.

The effective tax rate for continuing operations in 2006 is expected to be about 30 percent, unchanged from the prior estimate. This tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2005.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 59 and 60 of Exhibit 13 to Registrant’s Form 10-K for the year ended December 31, 2005, and is incorporated by reference to such exhibit.

ITEM 4. Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of TI's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by TI in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding the Registrant’s purchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 through April 30, 2006	6,175,000	$33.87	6,175,000		$4,115,384,750
May 1 through May 31, 2006	7,150,000	$33.01	7,150,000		$3,879,386,032
June 1 through June 30, 2006	20,343,900	$29.88	20,343,900		$3,271,541,064

Total	33,668,900	$31.27	33,668,900	(2)(3)	$3,271,541,064	(3)

(1)
All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $5 billion of additional shares of TI common stock announced on January 23, 2006. No expiration date has been specified for this authorization.

(2)
All purchases were made through open-market purchases except for 100,000 shares that were acquired in June through a privately negotiated forward purchase contract with a non-affiliated financial institution. The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)
Includes the purchase of 3,851,000 shares for which trades were settled in the first three business days of July 2006 for $113 million. The table does not include the purchase of 3,000,000 shares pursuant to orders placed in the first quarter, for which trades were settled in the first three business days of the second quarter for $97 million. The purchase of these shares was reflected in this item in the company’s report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on April 20, 2006, the stockholders elected the Board of Directors of the Registrant and voted upon one Board proposal contained within the Registrant's Proxy Statement dated March 9, 2006.

The Board nominees were elected with the following vote:

Nominee	For	Withheld
James R. Adams	1,377,652,903	30,264,063
David L. Boren	1,350,001,234	57,915,732
Daniel A. Carp	1,391,262,956	16,654,010
Carrie S. Cox	1,394,386,913	13,530,053
Thomas J. Engibous	1,381,720,818	26,196,148
Gerald W. Fronterhouse	1,377,943,037	29,973,929
David R. Goode	1,388,828,174	19,088,792
Pamela H. Patsley	1,388,906,923	19,010,043
Wayne R. Sanders	1,393,736,014	14,180,952
Ruth J. Simmons	1,391,541,568	16,375,398
Richard K. Templeton	1,381,056,423	26,860,543
Christine Todd Whitman	1,389,947,479	17,969,487

The Board proposal was approved with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non-Votes)	Broker Non-Votes

Board proposal to ratify the appointment of Ernst & Young LLP as the company's independent registered public accounting firm	1,382,355,751	16,909,814	8,652,799	-

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

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

Date: August 2, 2006