Form 10-Q
period 2006-09-30
TEXAS INSTRUMENTS INC
filed 2006-10-30
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

1,483,884,332

Number of shares of Registrant’s common stock outstanding as of
September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except per-share amounts)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2006	2005	2006	2005

Net revenue	$3,761	$3,339	$10,792	$9,011

Operating costs and expenses:
Cost of revenue	1,829	1,649	5,281	4,652
Research and development (R&D)	570	521	1,639	1,493
Selling, general and administrative (SG&A)	432	408	1,271	1,067
Total	2,831	2,578	8,191	7,212
Profit from operations	930	761	2,601	1,799
Other income (expense) net	55	49	194	153
Interest expense on loans	1	2	6	6
Income from continuing operations before income taxes	984	808	2,789	1,946
Provision for income taxes	298	212	821	395
Income from continuing operations	686	596	1,968	1,551
Income from discontinued operations, net of income taxes	16	35	1,705	118
Net income	$702	$631	$3,673	$1,669

Basic earnings per common share:
Income from continuing operations	$.46	$.37	$1.27	$.94
Net income	$.47	$.39	$2.37	$1.01

Diluted earnings per common share:
Income from continuing operations	$.45	$.36	$1.24	$.92
Net income	$.46	$.38	$2.32	$.99

Average shares outstanding (millions):
Basic	1,506	1,624	1,548	1,652
Diluted	1,537	1,663	1,580	1,682

Cash dividends declared per share of common stock	$.030	$.025	$.090	$.075

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2006	2005	2006	2005

Net income from continuing operations	$686	$596	$1,968	$1,551

Accumulated other comprehensive income (loss):
Minimum pension liability:
Adjustment, net of tax expense of: 2006 - ($24) and ($23); 2005 - ($3) and ($11)	33	5	32	10

Changes in available-for-sale investments:
Adjustment, net of tax benefit (expense) of: 2006 - ($6) and ($2); 2005 - $3 and $1	11	(6)	4	(2)

Reclassification of recognized transactions, net of tax expense of: 2006 - $0 and $0; 2005 - ($1) and ($1)	--	2	--	2
Total	44	1	36	10
Total from continuing operations	730	597	2,004	1,561
Net income from discontinued operations	16	35	1,705	118
Total comprehensive income	$746	$632	$3,709	$1,679

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	Sept. 30,	Dec. 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$1,430	$1,214
Short-term investments	2,754	4,116
Accounts receivable, net of allowances of ($29) and ($34)	2,089	1,648
Raw materials	117	83
Work in process	946	813
Finished goods	428	289
Inventories	1,491	1,185
Deferred income taxes	666	619
Prepaid expenses and other current assets	190	135
Assets of discontinued operations	1	495
Total current assets	8,621	9,412
Property, plant and equipment at cost	7,890	8,374
Less accumulated depreciation	(3,901)	(4,644)
Property, plant and equipment, net	3,989	3,730
Equity and debt investments	270	236
Goodwill	792	677
Acquisition-related intangibles	131	60
Deferred income taxes	411	393
Capitalized software licenses, net	175	243
Prepaid retirement costs	308	199
Other assets	88	113
Total assets	$14,785	$15,063

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion of long-term debt	$43	$301
Accounts payable	744	702
Accrued expenses and other liabilities	1,066	948
Income taxes payable	458	154
Accrued profit sharing and retirement	118	121
Liabilities of discontinued operations	--	151
Total current liabilities	2,429	2,377
Long-term debt	--	329
Accrued retirement costs	67	136
Deferred income taxes	14	23
Deferred credits and other liabilities	248	261
Total liabilities	2,758	3,126

Stockholders’ equity:
Preferred stock, $25 par value. Authorized - 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized - 2,400,000,000 shares. Shares issued: 2006 - 1,739,102,544; 2005 - 1,738,780,512	1,739	1,739
Paid-in capital	820	742
Retained earnings	16,927	13,394
Less treasury common stock at cost: Shares: 2006 - 255,218,212; 2005 - 142,190,707	(7,413)	(3,856)
Accumulated other comprehensive income (loss), net of tax:
Minimum pension liability	(33)	(65)
Unrealized gains (losses) on available-for-sale investments	(12)	(16)
Unearned compensation	(1)	(1)
Total stockholders’ equity	12,027	11,937
Total liabilities and stockholders’ equity	$14,785	$15,063

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)
	For Nine Months Ended Sept. 30,
	2006	2005

Cash flows from operating activities:
Net income	$3,673	$1,669
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Less income from discontinued operations	(1,705)	(118)
Depreciation	803	1,010
Stock-based compensation	254	90
Amortization of capitalized software	85	93
Amortization of acquisition-related intangibles	46	42
Deferred income taxes	(123)	(101)
Increase (decrease) from changes in:
Accounts receivable	(431)	(232)
Inventories	(302)	88
Prepaid expenses and other current assets	(89)	81
Accounts payable and accrued expenses	105	278
Income taxes payable	(560)	(64)
Accrued profit sharing and retirement	(2)	(155)
Noncurrent accrued retirement costs	(116)	24
Other	(30)	23
Net cash provided by operating activities of continuing operations	1,608	2,728

Cash flows from investing activities:
Additions to property, plant and equipment	(1,058)	(954)
Proceeds from sales of assets	2,986	42
Purchases of cash investments	(5,546)	(3,161)
Sales and maturities of cash investments	6,909	3,543
Purchases of equity investments	(33)	(13)
Sales of equity and debt investments	9	39
Acquisition of businesses, net of cash acquired	(205)	--
Net cash provided by (used in) investing activities of continuing operations	3,062	(504)

Cash flows from financing activities:
Payments on loans and long-term debt	(586)	(10)
Dividends paid on common stock	(141)	(125)
Sales and other common stock transactions	368	333
Excess tax benefit from stock option exercises	85	42
Stock repurchases	(4,172)	(3,281)
Net cash used in financing activities of continuing operations	(4,446)	(3,041)

Cash flows from discontinued operations:
Operating activities	7	136
Investing activities	(16)	(43)
Net cash provided by (used in) by discontinued operations	(9)	93

Effect of exchange rate changes on cash	1	2
Net increase (decrease) in cash and cash equivalents	216	(722)
Cash and cash equivalents , January 1	1,214	2,663
Cash and cash equivalents, September 30	$1,430	$1,941

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of Business and Significant Accounting Policies and Practices. Texas Instruments (TI or the Company) makes, markets and sells high-technology components; more than 50,000 customers all over the world buy TI products.

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

In the second quarter of 2006 we also made an acquisition, which was not material, that was integrated into the Semiconductor business segment.

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

Change in Capitalization - During the second quarter of 2006, TI's Japan subsidiary prepaid $275 million of variable-rate bank notes. A portion of this debt had been due in 2008 and the remainder had been due in 2010.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and, except for the adoption of a change in depreciation method in the first quarter of 2006 and the presentation of discontinued operations, on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2005. The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended September 30, 2006 and 2005, and the balance sheet as of September 30, 2006, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. The consolidated balance sheet at December 31, 2005, was derived from the audited consolidated balance sheet at that date and restated to reflect the former Sensors & Controls business as a discontinued operation. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2005. The results for the nine-month period are not necessarily indicative of a full year's results.

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Effective January 1, 2006, as a result of a study made of the pattern of usage of our long-lived depreciable assets, we adopted the straight-line method of depreciation for all property, plant and equipment. Under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which became effective as of January 1, 2006, a change in depreciation method is treated on a prospective basis as a change in estimate. Prior period results have not been restated. The effect of the change in depreciation method for the three months and nine months ended September 30, 2006, was to reduce depreciation expense by about $42 million and about $111 million, and increase both income from continuing operations and net income by about $25 million ($0.02 per share) and about $50 million ($.03 per share), respectively.

Changes in Accounting Standards - Beginning January 1, 2006, we implemented SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The primary impact to our inventory valuation methodology was to change how the fixed production overhead costs included in inventory are calculated. The effect of this change for the nine months ended September 30, 2006, on inventory and net income was not material.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard will be effective for us in interim periods and fiscal years beginning after December 15, 2006. We present these transactions on a net basis, and therefore the adoption of this standard will have no impact on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). Part of this Statement will be effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans’ measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan’s assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Other Comprehensive Income (OCI) section of shareholders’ equity on the balance sheet. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but because certain of our defined benefit plans and retiree health care plans have an excess of obligations over plan assets, we expect this will result in a reduction of OCI in shareholders’ equity.

In addition, SFAS 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. We currently use a September 30 measurement date for our non-U.S. defined benefit plans and are evaluating whether to adopt the FAS 158 measurement date change earlier than the mandated effective date. We do not believe the impact of the application of this part of the standard will be material to our financial position and results of operations.

2.
Discontinued Operations. On January 9, 2006, we announced a definitive agreement to sell substantially all of the Sensors & Controls segment, excluding the RFID systems operations, to an affiliate of Bain Capital, LLC, for $3 billion in cash. The sale was completed on April 27, 2006. The former Sensors & Controls business acquired by Bain Capital, LLC was renamed Sensata Technologies, Inc. (Sensata).

The results of operations of the former Sensors & Controls business are being presented as discontinued operations. The following summarizes results from the discontinued operations of the former Sensors & Controls business for the periods ended September 30, 2006 and 2005, included in the consolidated statements of income:

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2006	2005	2006	2005

Net revenue	$--	$251	$375	$789
Operating costs and expenses	12	197	324	607
Income (loss) from discontinued operations before income taxes	(12)	54	51	182
Provision (benefit) for income taxes	(3)	19	21	64
Income (loss) from discontinued operations, net of income taxes	(9)	35	30	118

Gain on sale of discontinued operations	5	--	2,554	--
Provision (benefit) for income taxes	(20)	--	879	--
Gain on sale of discontinued operations, net of income taxes	25	--	1,675	--
Total income from discontinued operations	$16	$35	$1,705	$118

Income from discontinued operations per common share:
Basic	$0.01	$0.02	$1.10	$0.07
Diluted	$0.01	$0.02	$1.08	$0.07

Earnings per share (EPS) amounts from continuing and discontinued operations may not add to net income per share due to rounding.

Loss from discontinued operations net of income taxes in the third quarter of 2006 reflects U.S. pension settlement expenses recognized at the time of transfer of the pension assets to Sensata. Gain on sale of discontinued operations net of income taxes in the third quarter of 2006 includes an income tax benefit related to a favorable tax classification of the sale of one non-U.S. subsidiary and adjustments based on final determination of transferred working capital balances.

As of September 30, 2006, the remaining assets of the former Sensors & Controls business, included in assets of discontinued operations, are attributable to pension obligations in our Japan subsidiary that are expected to be settled by the first quarter of 2007.

Continuing Involvement - Upon closing of the sales transaction, we entered into a Transition Services Agreement (TSA) with Sensata to provide various temporary support services that are reasonably necessary to facilitate the continuation of the normal conduct of business of the former Sensors & Controls business such as finance and accounting, human resources, information technology, warehousing and logistics, and records retention and storage. Such services are expected to be provided for approximately six to twelve months from the closing date, although certain information technology-related services may be provided for up to two years. The fees for these services will be generally equivalent to our cost. In addition, we entered into certain cross-license agreements to allow each party to continue to use the associated technology and intellectual property in the conduct of their respective business. However, these cross-license agreements generally do not involve the receipt or payment of any royalties and therefore are not considered to be a component of continuing involvement.

Although the services provided under the TSA generate continuing cash flows between us and Sensata, the amounts are not considered to be significant to the ongoing operations of either entity. In addition, we have no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of Sensata. Under the provisions of EITF Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” we therefore have no significant continuing involvement in the operations of the former Sensors & Controls business and have classified the historical results of that business as discontinued operations.

3.
Earnings per Share. Computation of earnings per common share for income from continuing operations, and a reconciliation between the basic and diluted basis, for the periods ending September 30, are as follows (in millions, except per-share amounts):

	For Three Months Ended Sept. 30, 2006			For Three Months Ended Sept. 30, 2005
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$686	1,506	$.46	$596	1,624	$.37
Dilutives:
Stock-based compensation plans	--	31		--	39
Diluted EPS	$686	1,537	$.45	$596	1,663	$.36

	For Nine Months Ended Sept. 30, 2006			For Nine Months Ended Sept. 30, 2005
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$1,968	1,548	$1.27	$1,551	1,652	$.94
Dilutives:
Stock-based compensation plans	--	32		--	30
Diluted EPS	$1,968	1,580	$1.24	$1,551	1,682	$.92

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

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” (SFAS 123(R)) using the modified prospective application method. Under this transition method, compensation cost recognized for the periods ended September 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of July 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to July 1, 2005, have not been restated.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	For Three Months Ended Sept. 30,
	2006	2005

Stock-based compensation expense recognized:
Cost of revenue	$15	$15
R&D	24	26
SG&A	40	39
Total	$79	$80

	For Nine Months Ended Sept. 30,
	2006	2005

Stock-based compensation expense recognized:
Cost of revenue	$49	$15
R&D	77	26
SG&A	128	49
Total	$254	$90

The amounts above include the impact of recognizing compensation expense related to RSUs, nonqualified stock options and stock options offered under the employee stock purchase plan. For the periods before implementation of SFAS 123(R) on July 1, 2005, only compensation expense related to RSUs was recognized and included in SG&A. Stock-based compensation expense has not been allocated to the various segments, but is reflected in Corporate.

Under the modified prospective application method, results for periods prior to July 1, 2005, have not been restated to reflect the effects of implementing SFAS 123(R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on income from continuing operations and related per-share amounts for the nine-month period ended September 30, 2005, as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for that period:

	For Nine Months Ended Sept. 30, 2005

Income from continuing operations, as reported		$1,551
Add: Stock-based compensation expense included in reported income, net of ($29) tax		61
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of $93 tax		(195)
Deduct: Adjustment for retirement-eligible employees, net of $49 tax		(93)
Adjusted income from continuing operations	$	$ 1,324

Earnings per common share:
Basic - as reported		$.94
Basic - as adjusted for stock-based compensation expense		$.80
Diluted - as reported		$.92
Diluted - as adjusted for stock-based compensation expense		$.79

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

5. Post-employment Benefit Plans. Components of net periodic employee benefit cost (in millions):

U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
For Three Months Ended Sept. 30,	2006	2005	2006	2005	2006	2005
Service cost	$6	$7	$1	$1	$11	$11
Interest cost	12	10	6	5	11	12
Expected return on assets	(12)	(11)	(5)	(5)	(17)	(13)
Amortization of prior service cost	--	--	1	1	(1)	(2)
Recognized net actuarial loss	5	6	1	2	3	6
Net periodic benefit cost	$11	$12	$4	$4	$8	$14

U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
For Nine Months Ended Sept. 30,	2006	2005	2006	2005	2006	2005
Service cost	$20	$20	$3	$3	$32	$36
Interest cost	34	30	18	17	34	39
Expected return on assets	(35)	(33)	(16)	(15)	(49)	(42)
Amortization of prior service cost	--	--	2	2	(2)	(6)
Recognized net actuarial loss	15	16	5	5	11	22
Net periodic benefit cost	$34	$33	$12	$12	$26	$49

In addition, settlement charges of $14 million relating to our U.S. qualified pension plan were recorded in the third quarter of 2006.

Discretionary contributions of $96 million were made to our U.S. and Japan post-employment benefit plans during the third quarter of 2006. For the nine months ended September 30, 2006, $193 million has been contributed to these plans. It is expected that additional contributions of about $100 million will be made in the fourth quarter of 2006.

6.
Business Segment Data. As a result of the agreement to sell the former Sensors & Controls business, excluding the RFID operations, we now have two reportable operating business segments: Semiconductor and Educational & Productivity Solutions (E&PS). The former Sensors & Controls business has been reflected as discontinued operations (see Notes 1 and 2). Segment results for prior periods presented have been restated to reflect the addition of the RFID operations retained within the Semiconductor business segment.

Business segment information for continuing operations follows:

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
Business Segment Net Revenues	2006	2005	2006	2005
Semiconductor	$3,579	$3,162	$10,345	$8,571
Educational & Productivity Solutions	182	177	447	440
Total net revenues	$3,761	$3,339	$10,792	$9,011

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
Business Segment Profit (Loss)	2006	2005	2006	2005
Semiconductor*	$1,008	$837	$2,923	$1,896
Educational & Productivity Solutions	83	79	181	178
Corporate **	(161)	(155)	(503)	(275)
Profit from operations	$930	$761	$2,601	$1,799

* Year-to-date 2006 Semiconductor profit from operations includes a benefit of $60 million from a royalty settlement in the second quarter of 2006 (see Note 8) and a benefit of $57 million from a $77 million net sales tax refund that was due to the settlement of an audit of Texas sales taxes paid on various purchases over a nine-year period. The $57 million effect on profit from operations is reflected as $31 million in cost of revenue, $21 million in R&D and $5 million in SG&A. The remaining $20 million of the net sales tax refund is reflected in Other income (expense) net.

** Corporate profit from operations includes stock-based compensation expense of $79 million, $80 million, $254 million and $90 million respectively. Also included in year-to-date 2005 results is a gain of $23 million in the first quarter on sales of assets related primarily to the disposition of a sales facility and the sale of our commodity liquid crystal driver product line.

7.
Income Taxes. Federal income taxes for continuing operations for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. As of September 30, 2006, the estimated annual effective tax rate for 2006, which by definition does not include discrete tax items, is about 29 percent. The rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2005. The primary reasons the effective annual tax rate for continuing operations for 2006 differs from the 35 percent statutory corporate tax rate are the effects of non-U.S. tax rates and the expected utilization of various tax benefits such as the deduction for export sales, the exclusion of tax-exempt interest income and the deduction for U.S. manufacturing.

8.
Contingencies. Italian government auditors have substantially completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy for 13 separate projects. The auditors have raised a number of issues relating to compliance with grant requirements and the eligibility of specific expenses for the grants. As of September 30, 2006, the auditors have issued audit reports on all of the projects. The Ministry of Industry is responsible for reviewing the auditors’ findings. Depending on the Ministry’s decision, the review may result in a demand from the Italian government that we repay a portion of the grants. We believe that the grants were obtained and used in compliance with applicable law and contractual obligations. As of September 30, 2006, the Ministry has published final decrees on 12 of the projects representing approximately $175 million of grants. We do not expect the outcome to have a material adverse impact on our financial condition, results of operations or liquidity.

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

On February 6, 2006, a jury in the U.S. District Court for the District of New Jersey determined that GlobespanVirata (Globespan), a subsidiary of Conexant Systems, Inc. (Conexant), had infringed two TI patents and one Stanford University (Stanford) patent relating to digital subscriber line (DSL) technology. The jury awarded $112 million in damages to TI. In June 2003, before Globespan's merger with Conexant, Globespan had sued TI and Stanford claiming that the TI and Stanford patents were invalid and not being infringed by Globespan, and alleging violations of the antitrust law. In response, TI and Stanford brought counterclaims of patent infringement against Globespan. On May 5, 2006, the companies reached a settlement resolving this litigation. Under the settlement, Conexant paid TI $70 million and TI granted Conexant a license to essential patents relating to DSL technology.

Indemnification - In connection with the sale of the former Sensors & Controls business, we have agreed to indemnify Sensata for certain specified litigation matters, as well as other liabilities, including environmental liabilities. Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are, generally, subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million. As of September 30, 2006, there were no significant liabilities recorded under these indemnification obligations.

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

Overview

Texas Instruments makes, markets and sells high-technology components; more than 50,000 customers all over the world buy our products. We have two separate business segments: Semiconductor and Educational & Productivity Solutions (E&PS). Semiconductor is by far the largest of these business segments. It accounted for 96 percent of our revenue from continuing operations in 2005, and historically it averages a higher growth rate than E&PS, although the semiconductor market is characterized by wide swings in growth rates from year to year. We were the world’s third-largest semiconductor company in 2005 as measured by revenue, according to iSuppli Corporation, an industry analyst.

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

Our E&PS segment is a leading supplier of graphing handheld calculators. It also provides our customers with business and scientific calculators and a wide range of advanced classroom tools and professional development that enables students and teachers to interactively explore math and science. Our products are marketed primarily through retailers and to schools through instructional dealers. This business segment represented 4 percent of our revenue from continuing operations in 2005. Prices of E&PS products tend to be stable.

In the third quarter of 2005, we implemented the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payments.” The financial results of 2005 include the effects of adopting this new accounting rule for stock options effective from July 1, 2005. Before July 1, 2005, our financial results include the expense of restricted stock units, but not other stock-based compensation. Consequently, our financial results for the year-to-date periods after July 1, 2005, are not fully comparable to our prior year-to-date financial results. Third-quarter results are presented on a comparable basis. For the first nine months of 2006, the total stock-based compensation expense was $254 million, or 2.4 percent of revenue. The distribution of this expense was $128 million to selling, general and administrative (SG&A) expense, $77 million to R&D expense and $49 million to cost of revenue. This compares with a total stock-based compensation expense of $90 million for the first nine months of 2005. See Note 4 to the Financial Statements for additional information.

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

Discontinued Operations

On January 9, 2006, we announced a definitive agreement to sell substantially all of the Sensors & Controls segment, excluding the RFID systems operations, to an affiliate of Bain Capital, LLC, for $3 billion in cash. The sale was completed on April 27, 2006. The former Sensors & Controls business acquired by Bain Capital, LLC was renamed Sensata Technologies (Sensata). The RFID operations retained are now included in the Semiconductor business segment.

Third Quarter 2006 Results

Our third-quarter 2006 revenue was $3.76 billion. Revenue grew 2 percent compared with the second quarter, which included a $70 million royalty settlement, and increased 13 percent from the same quarter a year ago. The increases were primarily due to higher shipments resulting from continued strong demand for our high-performance analog and DSP products.

Earnings per share (EPS) from continuing operations were $0.45. Second-quarter EPS of $0.47 included a benefit of $0.03 from a sales tax refund and a benefit of $0.02 from a royalty settlement. EPS grew 25 percent from $0.36 in the year-ago quarter. EPS in each of these periods included an expense of $0.03 for stock-based compensation.

The third quarter was one of the best in our history. Our revenue once again set an all-time record as our share continued to climb in our core markets. Our strong gross and operating margins reflected the value of our product portfolio, rich in analog and DSP products.

At the same time, Semiconductor orders declined from $3.75 billion in the second quarter of 2006 to $3.31 billion in the third quarter, leading us to expect that fourth-quarter Semiconductor growth will be below the seasonal average. A couple of factors are influencing this. First, we believe customers have broadly replenished their own inventory and are confident in operating with lower backlog now that chip supply has improved. The second factor is wireless, where we expect that unit mix will be more weighted toward low-priced cell phones and an inventory correction will continue in Japan. Even with a less-than-seasonal fourth quarter, we expect the growth rate of our Semiconductor business to be in the upper teens for the year.

In the near-term, we are managing inventory and tightening expenses. We have a responsive manufacturing model and we believe distributor inventory levels remain lean, both of which should serve us well. We are competing from a position of strength with leading products and with customers who are gaining share.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income—Selected Items
(Millions of dollars, except per-share amounts)

	For Three Months Ended
	Sept. 30, 2006	June 30, 2006	Sept. 30, 2005

Net revenue	$3,761	$3,697	$3,339
Cost of revenue (COR)	1,829	1,790	1,649
Gross profit	1,932	1,907	1,690
Gross profit % of revenue	51.4%	51.6%	50.6%
Research and development (R&D)	570	536	521
R&D % of revenue	15.2%	14.5%	15.6%
Selling, general and administrative (SG&A)	432	418	408
SG&A % of revenue	11.5%	11.3%	12.2%
Profit from operations	930	953	761
Operating profit % of revenue	24.7%	25.8%	22.8%
Other income (expense) net	55	88	49
Interest expense on loans	1	2	2
Income from continuing operations before income taxes	984	1,039	808
Provision for income taxes	298	300	212
Income from continuing operations	686	739	596
Income from discontinued operations, net of income taxes	16	1,648	35
Net income	$702	$2,387	$631

Diluted earnings per common share:
Income from continuing operations	$.45	$.47	$.36
Net income	$.46	$1.50	$.38

Stock-based compensation expense included in continuing operations:

COR	$15	$16	$15
R&D	24	25	26
SG&A	40	43	39
Profit from operations	$79	$84	$80
% of revenue	2.1%	2.3%	2.4%

Details of Financial Results

(Please note that the following discussion reflects receipt in the second quarter of 2006 of a royalty settlement of $70 million and a $77 million net sales tax refund. Similar to other royalties, the royalty settlement was included in Semiconductor revenue.  See Note 8 to the Financial Statements for additional information. The net sales tax refund was due to the settlement of an audit of Texas sales taxes paid on various purchases over a nine-year period and was reflected as a reduction to operating costs and expenses and a benefit in Other income (expense) net (OI&E).  See Note 6 to the Financial Statements for additional information.)

Our gross profit for the third quarter of 2006 was $1.93 billion, or 51.4 percent of revenue. This was an increase of $25 million from the second quarter of 2006 and an increase of $242 million from the year-ago quarter due to higher revenue in our Semiconductor segment.

R&D expense for the third quarter was $570 million, or 15.2 percent of revenue. R&D expense was $34 million higher than the second quarter of 2006 primarily because the earlier quarter included the effect of the sales tax refund. R&D expense increased $49 million from the year-ago quarter primarily due to higher investment in new semiconductor technology, particularly for wireless applications.

SG&A expense was $432 million, or 11.5 percent of revenue. SG&A expense increased $14 million from the second quarter of 2006. This expense was $24 million higher than the year-ago quarter, primarily because of increased consumer advertising of DLP® technology for high-definition televisions (HDTVs).

Operating profit was $930 million, or 24.7 percent of revenue. This was a decrease of $23 million from the second quarter of 2006, which included a $117 million operating profit benefit associated with the royalty settlement and the sales tax refund. Operating profit increased $169 million from the year-ago quarter due to higher gross profit in the Semiconductor segment. Total stock-based compensation expense of $79 million, or 2.1 percent of revenue, was included in Corporate in the third quarter. This was about the same as in the comparison periods.

OI&E for the third quarter of 2006 of $55 million decreased $33 million from the second quarter of 2006, which included a $20 million benefit from the sales tax refund. OI&E increased $6 million from the year-ago quarter due to higher interest income.

As of September 30, 2006, the effective annual tax rate for continuing operations in 2006 is expected to be about 29 percent. This rate is lower than the prior estimate of about 30 percent primarily due to an expected higher tax deduction for export sales. This tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2005. See Note 7 to the Financial Statements for additional information.

Quarterly income taxes are calculated using an estimate of the effective tax rate for the full year. The calculation of the effective tax rate, by definition, does not include discrete tax items.  The tax provision for the quarter reflects the estimated annual effective tax rate and includes, when applicable, the impact of changes from the prior estimated rate and discrete tax items.

The tax provision for continuing operations for the quarter was $298 million, about even with the second quarter. The impact of the decrease in the estimated annual effective tax rate and lower income before income taxes was offset by an increase in discrete tax items in the third quarter, primarily related to a transaction between two non-U.S. subsidiaries.

Compared with the year-ago quarter, the tax provision increased by $86 million. This increase is primarily due to higher income before income taxes and, to a lesser extent, the expiration of the federal research tax credit.

Income from continuing operations was $686 million, or $0.45 per share, compared with $739 million or $0.47 per share in the second quarter, and $596 million or $0.36 per share for the year-ago quarter.

Discontinued operations in the third quarter of 2006 includes adjustments of $25 million to the gain recognized on the sale of the former Sensors & Controls business and also includes U.S. pension settlement expenses. See Note 2 to the Financial Statements for additional information.

Net income of $702 million for the third quarter includes income from continuing and discontinued operations. In the second quarter of 2006, net income of $2.39 billion included $1.65 billion from discontinued operations, almost all of which was a gain on the sale of the former Sensors & Controls business.

Orders were $3.43 billion. This was a decrease of $478 million from the second quarter of 2006 and a decrease of $41 million from the year-ago quarter. The decreases were due to lower orders in our Semiconductor segment.

Semiconductor

Semiconductor revenue in the third quarter of 2006 was $3.58 billion. This was an increase of 2 percent from the second quarter of 2006, which included the $70 million royalty settlement. Compared with the year-ago quarter, revenue increased

13 percent primarily due to increased shipments resulting from higher demand for our high-performance analog and for DSP products.

Analog revenue was up 5 percent from the second quarter of 2006 and increased 15 percent from the year-ago quarter primarily due to increased shipments resulting from demand for our high-performance analog products. Revenue from high-performance analog products grew 14 percent from the second quarter of 2006 and 37 percent from the year-ago quarter due to broad-based demand.

DSP revenue was up 5 percent from the second quarter of 2006 and increased 12 percent from the year-ago quarter primarily due to increased shipments resulting from higher demand from the wireless market.

Our remaining Semiconductor revenue was 6 percent lower than the second quarter of 2006 due to the royalty settlement that was included in the second quarter. Additionally, shipments were reduced as demand was lower for reduced instruction set computing (RISC) microprocessors in the third quarter. Our remaining Semiconductor revenue increased 12 percent from the year-ago quarter due to increased shipments resulting from stronger demand for, in decreasing order, standard logic products, microcontrollers, DLP products and RISC microprocessors that more than offset lower royalties.

Royalty revenue unrelated to the second-quarter 2006 settlement was about even from the second to third quarters of 2006, but was lower than the year-ago quarter reflecting the expiration of several licenses.  We have signed new licenses with some of the licensees whose agreements had expired and we are currently in active negotiations with others. We are unable to predict the results of these negotiations. As licenses are executed, we have often received catch-up payments to cover some or all of the license period prior to execution.

On an end-equipment basis, revenue from wireless products in the third quarter was up 4 percent sequentially and up 14 percent from the year-ago quarter. As we had expected, growth was negatively affected by a decline in OMAP™ application processor revenue due to an inventory correction of 3G handsets in Japan. As we explained last quarter, this was associated with an operator that had proactively built inventory in the first half of the year as part of their strategy for the transition to number portability that began in that market in October. Despite this inventory correction, 3G revenue grew almost 50 percent from the year-ago quarter and was up slightly on a sequential basis.

Finally, in DLP products, revenue increased 11 percent sequentially and grew 6 percent from the year-ago quarter. Shipments of products for HDTVs were the biggest factor in the sequential growth on a percentage basis, although shipments of products for front projectors contributed almost as much dollar growth.

Semiconductor gross profit for the third quarter was $1.84 billion, or 51.5 percent of revenue. This was an increase of $29 million from the second quarter of 2006 and $240 million from the year-ago quarter. The increases over both periods were due to higher revenue. In addition, gross profit in the second quarter included $91 million of benefit associated with the royalty settlement and sales tax refund.

Semiconductor operating profit for the third quarter was $1.01 billion, or 28.2 percent of revenue. This was a decline of $24 million from the second quarter of 2006, which included a $117 million operating profit benefit associated with the royalty settlement and the sales tax refund. Operating profit increased $171 million from the year-ago quarter due to higher gross profit.

Semiconductor orders for the third quarter were $3.31 billion. This was a decrease of 12 percent from the second quarter of 2006 due to lower demand across a broad range of products, and was about even with the year-ago quarter.

Educational & Productivity Solutions

E&PS revenue in the third quarter was $182 million. This was a decrease of $10 million from the second quarter of 2006 reflecting the end of the back-to-school season. It was an increase of $5 million from the year-ago quarter due to higher shipments resulting from stronger demand for graphing calculators.

E&PS gross profit was $116 million, or a record 63.8 percent of revenue. Gross profit decreased $3 million from the second quarter of 2006, and increased $6 million from the year-ago quarter primarily due to lower manufacturing costs and, to a lesser extent, higher revenue.

Operating profit for the third quarter was $83 million, or a record 45.9 percent of revenue. This was about even with the second quarter of 2006 and an increase of $4 million from the year-ago quarter.

First Nine Months of 2006 Results

For the first nine months of 2006, we report the following:

Revenue of $10.79 billion increased $1.78 billion or 20 percent from the year-ago period primarily due to increased shipments resulting from higher demand for our DSP products and, to a lesser extent, our analog products.

Gross profit for the first nine months of 2006 was $5.51 billion compared with $4.36 billion in the year-ago period. The increase in gross profit was due to higher revenue in the Semiconductor segment. Gross profit margin was 51.1 percent of revenue compared with 48.4 percent in the year-ago period.

Stock-based compensation expense for the first nine months of 2006 was $254 million compared with $90 million for the same period a year ago. We began to recognize compensation expense for all stock-based compensation as of July 1, 2005. We had previously recognized compensation expense just on restricted stock units.

R&D expense for the first nine months of $1.64 billion increased $146 million or 10 percent from the year-ago period, primarily due to increased product development costs, principally for wireless and, to a lesser extent, stock-based compensation expense. R&D expense as a percent of revenue was 15.2 percent compared with 16.6 percent in the year-ago period.

SG&A expense for the first nine months of $1.27 billion increased $204 million, or 19 percent, from the year-ago period primarily due to the combination of increased marketing expenses, especially for consumer advertising for DLP products, and higher stock-based compensation expense. SG&A expense as a percent of revenue was 11.8 percent, unchanged from the year-ago period.

Operating profit for the first nine months of $2.60 billion, or 24.1 percent of revenue, increased $802 million or 45 percent from the year-ago period due to higher gross profit.

OI&E for the first nine months was $194 million, an increase of $41 million from the year-ago period, primarily due to higher interest income.

The effective tax rate for continuing operations for the first nine months of 2006, which by definition does not include the effect of discrete tax items, is about 29 percent. This compares with 25 percent for the first nine months of 2005. The increase in the effective tax rate from the year-ago period is due to, in decreasing order, higher income before income taxes, the expiration of the federal research tax credit and the effect of non-U.S. tax rates.

The provision for income taxes for the first nine months of 2006 contained net discrete tax charge items of $11 million. The provision for income taxes for the first nine months of 2005 contained net discrete tax benefit items of $83 million, primarily an adjustment to tax reserves associated with favorable developments on certain outstanding income tax matters, partially offset by an accrual for taxes on dividends from earnings that were repatriated from our non-U.S. subsidiaries under the American Jobs Creation Act of 2004.

Income from continuing operations for the first nine months was $1.97 billion compared with $1.55 billion for 2005. Earnings per share from continuing operations were $1.24 per share compared with $0.92 per share in the year-ago period.

Income from discontinued operations for the first nine months of 2006, which includes the $1.67 billion gain from the sale of the former Sensors & Controls business, was $1.71 billion.

Net income was $3.67 billion, an increase of $2.00 billion from the year-ago period.

Orders of $10.94 billion were up 17 percent from the year-ago period, reflecting strong demand for Semiconductor products.

Semiconductor

Semiconductor revenue in the first nine months of 2006 was $10.35 billion compared with $8.57 billion for the year-ago period, primarily due to increased shipments resulting from the combination of higher demand for our DSP products and, to a lesser extent, our analog products.

Gross profit for the first nine months was $5.32 billion, or 51.4 percent of revenue, compared with $4.13 billion, or 48.1 percent of revenue, in the year-ago period. The increase in gross profit was due to higher revenue.

Semiconductor operating profit for the first nine months was $2.92 billion, or 28.3 percent of revenue, up from $1.90 billion, or 22.1 percent of revenue, in the year-ago period due to higher gross profit.

Educational & Productivity Solutions

E&PS revenue for the first nine months of 2006 was $447 million, compared with $440 million for the year-ago period.

Gross profit for the first nine months was $276 million, or 61.7 percent of revenue, up from $265 million, or 60.3 percent of revenue, in the year-ago period primarily due to manufacturing cost reductions.

Operating profit for the first nine months was $181 million, or 40.5 percent of revenue, an increase of two percent from the year-ago period, as higher gross profit was partially offset by higher operating expenses.

Discontinued Operations

Revenue from the former Sensors & Controls business was $375 million in 2006 compared with $789 million in the first nine months of 2005. Results for the first nine months of 2006 cover the period up to the date of the sale of that business (April 27, 2006). Income from discontinued operations, net of tax, was $1.71 billion for the first nine months of 2006 compared with $118 million in the year-ago period. The gain from the sale of this business was $1.67 billion, net of tax. See Note 2 to the Financial Statements for additional information.

Financial Condition

At the end of the third quarter, total cash (cash and cash equivalents plus short-term investments) was $4.18 billion, down $1.15 billion from the end of 2005.

Capital expenditures for the first nine months of 2006 were $1.06 billion, an increase of $104 million from the year-ago period. Our capital expenditures in 2006 were primarily for equipment used in the assembly and test of semiconductors and, to a lesser extent, advanced 65- and 45-nanometer wafer fabrication equipment.

Depreciation for the first nine months of 2006 was $803 million, a decrease of $207 million from the year-ago period. Our change from an accelerated to a straight-line method of depreciation beginning in the first quarter of 2006 lowered year-to-date depreciation by about $111 million. See Note 1 to the Financial Statements for a discussion of the effect of adopting the change in depreciation method.

Accounts receivable at the end of the third quarter were $2.09 billion. This was an increase of $441 million from year-end 2005, primarily due to a combination of higher revenue and, to a lesser extent, higher Semiconductor shipments in the last month of the quarter versus the last month of 2005. Days sales outstanding were 50 at the end of the third quarter compared with 45 at year-end 2005.

Inventory of $1.49 billion at the end of the third quarter was above desired levels. Inventory increased $156 million from the second quarter of 2006 as we built inventory to support expected product shipments, especially for cell phones. To a lesser degree, we also began to rebuild needed work-in-process inventory for catalog product lines such as high-performance analog. Compared with year-end 2005, inventory increased $306 million. Days of inventory at the end of the third quarter were 73 compared with 67 at the end of the second quarter of 2006 and 64 at the end of 2005.

Liquidity and Capital Resources

Cash flow from continuing operations for the first nine months of 2006 was $1.61 billion compared with $2.73 billion for the year-ago period. Higher levels of cash flows provided by income from continuing operations for the first nine months of 2006 compared with the same period of 2005 were more than offset by increased working capital requirements, particularly for income taxes related to the sale of the former Sensors & Controls business and inventory.

Net cash provided by investing activities was $3.06 billion for the first nine months of 2006 compared with net cash used in investing activities of $504 million for the same period a year ago. We received cash proceeds from the sale of the former Sensors & Controls business of $2.99 billion in 2006, which together with the cash flows received from sales and maturities of cash investments, net of purchases, were partially offset by higher capital expenditures and payment for acquisitions. For the first nine months of 2005, sales and maturities of cash investments, net of purchases were more than offset by capital expenditures.

For the first nine months of 2006, net cash used in financing activities was $4.45 billion compared with $3.04 billion in the year-ago period as we continued our common stock repurchases and retired debt. We used $4.17 billion of cash to repurchase 135 million shares of common stock in the first nine months of 2006 compared with $3.28 billion used to repurchase 125 million shares of common stock in the year-ago period. The $141 million in dividends paid on our common stock in the first nine months of 2006, compared with $125 million in the year-ago period, reflected a higher dividend rate, partially offset by a lower number of shares outstanding.

In the third quarter, we announced that our Board of Directors increased our quarterly cash dividend (to $0.04 per share from $0.03 per share). Our Board of Directors declared a dividend at the new quarterly rate on October 19, 2006.

In 2006 for continuing operations, we expect: the annual effective tax rate to be about 29 percent compared with our prior expectation of about 30 percent; the expense for R&D to be about $2.2 billion; capital expenditures to be about $1.3 billion; and depreciation to be about $1.05 billion.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, stock repurchases, dividend payments and other business requirements for at least the next 12 months.

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

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding the Registrant’s purchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2006	20,700,000	$29.00	20,700,000		$2,671,265,031
August 1 through August 31, 2006	18,392,000	$31.25	18,392,000		$2,096,459,436
September 1 through September 30, 2006	15,000,000	$32.11	15,000,000		$6,614,828,786

Total	54,092,000	$30.63	54,092,000	(2)	$6,614,828,786	(2)

(1)
All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $5 billion of additional shares of TI common stock announced on January 23, 2006. An additional authorization from our Board of Directors to purchase up to $5 billion of additional shares of TI common stock was announced on September 21, 2006. No expiration date has been specified for either of these authorizations.

(2)
All purchases during the quarter were made through open-market purchases. The total number of shares purchased includes the purchase of 2,250,000 shares for which trades were settled in the first three business days of October 2006 for $75 million. The table does not include the purchase of 3,851,000 shares pursuant to orders placed in the second quarter, for which trades were settled in the first three business days of the third quarter for $113 million. The purchase of these shares was reflected in this item in the company’s report on Form 10-Q for the quarter ended June 30, 2006.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;
•	TI’s ability to compete in products and prices in an intensely competitive industry;
•	TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;
•	Expiration of license agreements between TI and its patent licensees, and market conditions reducing royalty payments to TI;
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

TEXAS INSTRUMENTS INCORPORATED

BY: /s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer

Date: October  29, 2006