Form 10-K
period 2006-12-31
TEXAS INSTRUMENTS INC
filed 2007-02-28
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $43,524,868,296 as of June 30, 2006.

1,443,427,201 (Number of shares of common stock outstanding as of January 31, 2007)

Parts I, II and IV hereof incorporate information by reference to the Registrant’s 2006 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2007 annual meeting of stockholders.

PART I

ITEM 1.	Business.

Company Overview

Texas Instruments Incorporated (TI) is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in more than 25 countries. We had two separate business segments in 2006: 1) Semiconductor, which accounted for 96 percent of our revenue and 2) Education Technology, which accounted for 4 percent of our revenue.

The year saw changes in our segments. In January we entered into a definitive agreement to sell our former Sensors & Controls business, and its results were reported as a discontinued operation. The sale closed on April 27, 2006. At the end of the year, we decided to rename a segment to reflect its strategic focus; Educational & Productivity Solutions became Education Technology.

Financial information with respect to TI’s business segments and operations outside the United States is contained in the note to the financial statements captioned “Segment and Geographic Area Data” on pages 32 and 33 of TI’s 2006 annual report to stockholders. It is incorporated herein by reference to such annual report.

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

We were the world’s third largest semiconductor company in 2006 as measured by revenue, according to preliminary estimates from iSuppli Corporation, an industry analyst. Historically, our Semiconductor segment averages a significantly higher growth rate than our Education Technology segment.

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

In addition, we enable our customers, particularly original design manufacturers (ODMs), to take advantage of our system-level knowledge and thereby speed their time to market by making available to them standard chipsets and reference designs. (An ODM designs and manufactures products for other companies; those other companies then sell the products under their own brands. A chipset is a group of integrated circuits based principally on our technology that are designed to work together for a specific application and are therefore packaged and sold as a unit. Reference designs are technical blueprints that contain all the essential elements of a system.) Customers using our reference designs, such as cell-phone ODMs, may enhance or modify the design as required. Our ability to deliver integrated solutions and system-level knowledge allows our customers to create more advanced systems and products.

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

The analog semiconductor market is diverse and complex, and it is one of the largest sectors of the semiconductor industry. We are the world’s largest supplier of analog semiconductors. Analog chips generated about 40 percent of our Semiconductor revenue in 2006.

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

Many of our custom and standard products are proprietary and difficult for competitors to imitate. Many standard analog chips tend to have long life spans.

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

Overall in the analog market, we compete globally with numerous large and small companies, both broad-based suppliers and niche suppliers. Our primary competitors include Analog Devices, Inc.; Freescale Semiconductor, Inc.; Infineon Technologies AG; Linear Technology Corporation; Maxim Integrated Products, Inc.; National Semiconductor Corporation; NXP B.V.; and STMicroelectronics NV.

Digital Signal Processors, or DSPs

DSP is one of the fastest-growing sectors of the semiconductor industry. We are the world’s largest DSP supplier, and DSP represents about 40 percent of our Semiconductor revenue.

DSPs use complex algorithms and compression techniques to alter and improve a data stream. DSPs perform these functions instantaneously and power-efficiently. These products are ideal for applications that require precise, real-time processing of real-world analog signals that have been converted into digital form. Their power efficiency is important for battery-powered devices.

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

About 80 percent of our DSP revenue comes from the cell-phone market, most of which is derived from custom chips that we develop with large cell-phone manufacturer customers. These products are typically highly integrated semiconductor devices that allow our customers to differentiate their cell-phone products from their competitors’ products through performance, features or cost, and are sold only to a single, high-volume customer. Additional DSP revenue from this market comes from our sales of chipsets. Also included in our DSP-based wireless portfolio are the widely used OMAP™ processors, which are high-performance processors that enable multimedia applications in cell phones and other electronic devices.

In the DSP market, we compete globally with numerous large and small companies, both broad-based and niche suppliers of DSPs as well as suppliers of other technologies that deliver functionality that competes with DSPs. Primary competitive factors are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, software expertise and applications support. Our primary competitors in the DSP market are Agere Systems, Inc.; Analog Devices, Inc.; Freescale Semiconductor, Inc.; and NXP B.V. Others who offer competing technologies include Broadcom Corp., Marvell Technology Group, Ltd. and QUALCOMM Incorporated.

Other Semiconductor Products

Our other Semiconductor products, which combined account for about 20 percent of our Semiconductor revenue, include the following:

DLP® Products

Our DLP technology is a digital display technology used in projectors and high-definition televisions. Projectors based on this technology are used in businesses, homes, professional venues and digital cinemas. The technology consists of micro-electromechanical devices that use optical semiconductors to digitally manipulate light. At the center of every DLP product is an array of up to 2.2 million microscopic mirrors. Each mirror tilts back and forth thousands of times each second to create a high resolution, highly reliable, full color image. This technology is used by more than 70 of the world’s top projector and television manufacturers. Since early 1996 when DLP products were first marketed, TI has shipped more than 10 million DLP sub-systems to customers all over the world.

Our DLP technology competes against other display technologies such as liquid crystal display (LCD), plasma and cathode-ray tube (CRT). The primary competitive elements in this market include picture quality, product form factors, versatility and price.

Reduced Instruction-Set Computing (RISC) Microprocessors

A microprocessor is the central processing unit of a computer system. RISC microprocessors are designed to provide very fast computing, typically for a specialized application such as servers. Our RISC products are primarily 64-bit microprocessors designed by Sun Microsystems, Inc. for use in Sun servers.

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

Standard Logic

Standard logic devices are chips generally used to manage the interchange and manipulation of signals within a system. A substantial number of our standard logic products are considered commodities, for which price and delivery are the key competitive factors. We sell thousands of different standard logic products, primarily to distributors. End applications include consumer products and communications.

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
Communications (50% of Semiconductor revenue)

Cell phones and infrastructure equipment (wireless)

Broadband (including high-speed wireless home networking, cable modem, digital subscriber line (DSL))

High-frequency radio, telecom accessories (hands-free and voice-enhancement solutions), navigation systems

DSP, Analog, Logic

Computing (25% of Semiconductor revenue)	Printers Hard disk drives Monitors and projectors Notebook and desktop personal computers and servers	Analog, DLP Products, Microprocessors, Logic, DSP

Consumer Electronics (10% of Semiconductor revenue)	High-definition televisions Digital still cameras Digital audio players Personal video players Car audio (radios and CD players) DVD players and recorders Home theater systems	DSP, Analog, Logic, DLP Products

Industrial (<10% of Semiconductor revenue)

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

Our manufacturing strategy for advanced digital processes is to build internal capacity to a level we believe will remain fully utilized over the equipment’s asset lifetime. We then outsource remaining capacity from outside suppliers, including semiconductor foundries and assembly/test subcontractors. We also outsource the manufacturing of some products when it would be less cost-efficient to make those products in-house, for instance, relatively low-volume products that are unlikely to keep internal equipment fully utilized. This internal/external strategy is designed to reduce the level of our required capital expenditures, and thereby reduce our subsequent levels of depreciation. The expected end result is less fluctuation in our profit margins due to changing product demand. Currently, outside foundries provide about 25 percent of our total wafers produced.

Another element of our manufacturing strategy is the development of advanced digital manufacturing processes. We have traditionally developed these processes in-house. Moving forward, we will work collaboratively with our foundry suppliers to specify and drive the next generations of digital process technology instead of separately creating our own process technology. We expect that our 32-nanometer manufacturing process will be the first process technology developed entirely through this new collaboration. This strategic shift will allow us to better serve customers with cost-effective digital process technology from our foundry suppliers, while increasing the efficiency of our own research and development (R&D) and capital. We will continue to develop our own analog process technologies.

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

Our manufacturing capabilities are on par with the best in the semiconductor industry. As of December 31, 2006, we have shipped more than half a billion chips manufactured using 90-nanometer process technology, and our 65-nanometer process is in the early stages of production. Our advanced semiconductor R&D is now done side-by-side with production of 300-millimeter (mm) wafers in our Dallas DMOS 6 fabrication plant. 300-mm wafers greatly expand the number of equivalent chips we can put on a single wafer, compared with the previous 200-mm wafers. Construction of our new 300-mm wafer fabrication plant in Richardson, Texas (RFAB) has been completed.

In 2006, a majority of our advanced digital products were built using 130- or 90-nanometer manufacturing process technology, while devices using 65-nanometer technology continued to increase throughout the year. One nanometer is one billionth of a meter.

Since analog manufacturing technology evolves more slowly than digital manufacturing technology, analog products typically do not require us to build new manufacturing facilities. This tends to improve the profit margin on analog products, since the equipment on which they are manufactured is frequently fully depreciated.

Design Centers

Our design centers provide design, engineering and product application support as well as after-sales customer service design. The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.

Customers

Our Semiconductor products are sold to original equipment manufacturers (OEMs), ODMs, contract manufacturers and distributors. (An OEM designs and sells products under its own brand that it manufactures in-house or has manufactured by others.) Our largest single customer in 2006 was an OEM, the Nokia group of companies. Direct sales to Nokia were more than 10 percent of our revenue in both 2005 and 2006.

Sales and Distribution

We market and sell our products through a direct sales force, distributors and authorized third-party sales representatives. We have sales or marketing offices in over 25 countries worldwide. Distributors, located around the world, account for about 30 percent of our Semiconductor revenue, and they sell our products directly to a wide range of customers. These distributors typically maintain an inventory of our products. They also sell products from our competitors.

Education Technology Segment

Education Technology is a leading supplier of graphing handheld calculators. This business segment also provides its customers with business and scientific calculators and a wide range of advanced classroom tools and professional development resources to help students and teachers interactively explore math and science. Education Technology relies on third-party manufacturers to build its products. This segment contributed 4 percent of our 2006 revenue.

Competition

Our principal competitors in this business are U.S.- and Japan-based companies. The principal competitive factors are an understanding of the education market, technology expertise and price.

Sales and Distribution

Education Technology sells its products primarily through retailers and instructional dealers.

Acquisitions, Divestitures and Investments

From time to time we consider acquisitions and divestitures that may strengthen or better focus our business portfolio. We also make investments directly or indirectly in private companies. Investments are focused primarily on next-generation technologies and markets strategic to us.

In January 2006, we closed the acquisition of Chipcon Group ASA, a leading company in the design of short-range, low-power wireless radio-frequency (RF) transceiver devices. Chipcon’s product line complements our existing high-performance analog, power management and ultra-low-power microcontroller portfolio. We paid $183 million in cash for Chipcon.

In January 2006, we entered into a definitive agreement to sell the Sensors & Control segment, excluding the radio frequency identification (RFID) systems operations, to an affiliate of Bain Capital, LLC, for $3 billion in cash. The sale was completed on April 27, 2006. The RFID operations are now included in the Semiconductor business segment.

Backlog

Our backlog of orders was $1.64 billion at December 31, 2006, and $1.88 billion at December 31, 2005. A substantial number of orders are shipped during the quarter in which they are received. We define backlog as of a particular date as firm purchase orders with a customer-requested delivery date within a maximum length of time. As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Accordingly, we believe that our backlog at any particular date may not be indicative of revenue for any future period.

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

We own trademarks that are used in the conduct of our business. These trademarks are valuable assets, the most important of which are “Texas Instruments” and our corporate monogram. Other valuable trademarks include DLP® and OMAP™.

Research and Development

Our primary area of R&D investment is semiconductor products and semiconductor manufacturing technology. We conduct most of our R&D internally. However, we also closely engage with a wide range of external industry consortia and universities and collaborate with our foundry suppliers.

From time to time we may terminate R&D projects before completion or decide not to manufacture and sell a developed product. We do not expect that all of our R&D projects will result in products that are ultimately released for sale or that our projects will contribute to revenue until at least a few years following completion.

Our R&D expense was $2.20 billion in 2006, compared with $1.99 billion in 2005 and $1.95 billion in 2004.

Seasonality

Our revenue and operating results are subject to some seasonal variation. Education Technology experiences its strongest results in the second and third quarters in preparation for the back-to-school season. The Semiconductor segment generally has a weak first quarter, particularly in product areas such as wireless and consumer electronics that have stronger sales later in the year as manufacturers prepare for the holiday selling season.

Executive Officers of the Registrant

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

Name	Age	Position
R. Gregory Delagi	44	Senior Vice President
Thomas J. Engibous	54	Director; Chairman of the Board
Arthur L. George, Jr.	45	Senior Vice President
Michael J. Hames	48	Senior Vice President
Joseph F. Hubach	49	Senior Vice President, Secretary and General Counsel
Chung-Shing (C.S.) Lee	52	Senior Vice President
Melendy E. Lovett	48	Senior Vice President (President, Education Technology)
Gregg A. Lowe	44	Senior Vice President
Kevin P. March	49	Senior Vice President and Chief Financial Officer
Kevin J. Ritchie	50	Senior Vice President
Richard K. Templeton	48	Director; President and Chief Executive Officer
John C. Van Scoter	45	Senior Vice President
Teresa L. West	46	Senior Vice President
Darla H. Whitaker	41	Senior Vice President

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. All executive officers of the company have been employees of the company for more than five years. Ms. West and Messrs. Engibous, Hames, Hubach, Lee, Lowe and Templeton have served as executive officers of the company for more than five years. Mr. March became an executive officer of the company in 2003. Ms. Lovett and Mr. Ritchie became executive officers of the company in 2004. Mr. Van Scoter became an executive officer of the company in 2005. Mr. George and Ms. Whitaker became executive officers of the company in 2006. Mr. Delagi became an executive officer of the company in January 2007.

Employees

At December 31, 2006, we had 30,986 employees.

Available Information

Our Internet address is www.ti.com. Information on our web site is not a part of this report. We make available, free of charge, through our investor relations web site our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. Also available through the TI investor relations web site are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports.

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

Cyclicality in the Semiconductor Market May Affect Our Performance.

Our semiconductor business is our largest business segment and the principal source of our revenue. The semiconductor market has historically been cyclical and subject to significant and often rapid increases and decreases in product demand. These changes could adversely affect our results of operations and have an adverse effect on the market price of our securities. In particular, our strategic focus in this business is on the development and marketing of analog integrated circuits and digital signal processors. The results of our operations may be adversely affected in the future if demand for analog integrated circuits or digital signal processors decreases or if these markets or key end-equipment markets such as communications, entertainment electronics and computing grow at a significantly slower pace than management expects.

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

We benefit from royalty revenue generated from various license agreements. Some agreements expired in 2005 and 2006 and either have been or are currently being renegotiated. Others expire at the end of 2007 and in future years. Although we will attempt to renegotiate license agreements that expire in 2007, there is no guarantee that such negotiations will be successful. Future royalty revenue depends on the strength of our portfolio and enforcement efforts, and on the sales and financial stability of our licensees. Additionally, the consolidation of our licensees may negatively affect our royalty revenue. Royalty revenue from licensees is not always uniform or predictable, in part due to the performance of our licensees and in part due to the timing of new license agreements or the expiration and renewal of existing agreements.

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

Our Global Manufacturing, Design and Sales Activities Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.

We have facilities in more than 25 countries worldwide, and in 2006 more than 80 percent of our revenue came from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business operations in such countries and our results of operations. Also, as discussed in more detail on page 55 of our 2006 annual report to stockholders, we use forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

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

The Loss of or Significant Curtailment of Purchases by Any of Our Largest Customers Could Adversely Affect Our Results of Operations.

While we generate revenue from thousands of customers worldwide, the loss of or significant curtailment of purchases by one or more of our top customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, or the timing of customer or distributor inventory adjustments, may adversely affect our results of operations and financial condition.

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

Our Performance Depends on the Availability and Cost of Raw Materials, Utilities, Critical Manufacturing Equipment, Manufacturing Processes and Third-Party Manufacturing Services.

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items could adversely affect our results of operations. Additionally, the inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We are also in the process of transitioning future advanced digital process technology development to third parties. We depend on a limited number of third parties to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand and their inability to develop and deliver advanced digital process technology in a timely and appropriate manner.

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

Our Results of Operations Could be Affected by Warranty Claims, Product Recalls or Product Liability.

We could be subject to warranty or product liability claims that could lead to significant expenses as we defend such claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we decide to compensate the affected customer or end consumer. We do maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for one of our customers to recall a product containing a TI part. In such instances, we may incur costs and expenses relating to the recall. Costs or payments we may make in connection with warranty claims or product recalls may adversely affect our results of operations and financial condition.

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

	Semiconductor	Education Technology
Dallas, Texas(1)	X	X
Sherman, Texas(1)(2)	X
Houston, Texas	X
Miho, Japan	X
Kuala Lumpur, Malaysia(1) (3)	X
Freising, Germany	X	X
Baguio, Philippines(4)	X
Taipei, Taiwan(5)	X
Aguascalientes, Mexico(2)	X
Hiji, Japan	X
Nice, France	X
Tucson, Arizona	X
Bangalore, India	X
Tokyo, Japan(2)	X
San Diego, California(2)	X

(1)

Certain facilities or portions thereof in Dallas and Sherman are leased to Raytheon Company or Raytheon-related entities in connection with the sale in 1997 of our defense systems and electronics business. Certain portions of our facilities in Kuala Lumpur, Malaysia are leased to Sensata Technologies, Inc. or Sensata-related entities in connection with the sale in 2006 of our Sensors & Controls business.

(2)	Leased.

(3)	All of the land and a portion of the facilities are leased; a portion of the facilities is owned.

(4)	Owned facilities located on leased land.

(5)	Portions of the facilities are leased and owned.

Our facilities in the United States contained approximately 14.2 million square feet at December 31, 2006, of which approximately 1.8 million square feet were leased. Our facilities outside the United States contained approximately 5.8 million square feet at December 31, 2006, of which approximately 1.4 million square feet were leased.

We believe that our existing properties are in good condition and suitable for their intended purpose. As discussed in Item 1, we outsource a portion of our product manufacturing. At the end of 2006, we occupied substantially all of the space in our facilities.

Leases covering our currently occupied leased facilities expire at varying dates generally within the next 10 years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

ITEM 3.	Legal Proceedings.

In the fourth quarter of 2006, Italian government auditors completed a review, conducted in the ordinary course, of approximately $250 million of grants from the Italian government to TI’s former memory operations in Italy. The Ministry of Industry, which is responsible for reviewing the auditors’ findings, has published final decrees on all projects relating to the grants, resulting in a $28 million favorable settlement to TI in the fourth quarter of 2006. As of December 31, 2006, TI has no material obligations remaining on the grants.

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

The Internal Revenue Code requires that companies disclose in their Form 10-K whether they have been required to pay penalties to the Internal Revenue Service for certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. We have not been required to pay any such penalties.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the caption “Common Stock Prices and Dividends” on page 57 of TI’s 2006 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2006, on page 42 of such annual report are incorporated herein by reference to such annual report.

The following table shows our repurchases of our common stock in the fourth quarter of 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2006	8,775,000	$31.59	8,775,000		$6,337,607,356
November 1 through November 30, 2006	13,650,600	$29.58	13,650,600		$5,933,880,288
December 1 through December 31, 2006	14,965,000	$29.35	14,965,000		$5,494,636,909
Total	37,390,600	$29.96	37,390,600	(2)(3)	$5,494,636,909	(3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5 billion of additional shares of TI common stock announced on January 23, 2006. An additional authorization from our board of directors to purchase up to $5 billion of additional shares of TI common stock was announced on September 21, 2006. No expiration date has been specified for either of these authorizations.

(2)	All purchases during the quarter were made through open-market purchases except for 800,000 shares that were acquired in October through a privately negotiated forward purchase contract with a non-affiliated financial institution. The forward purchase contract was designed to minimize the impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)	The total number of shares purchased includes the purchase of 2,250,000 shares for which trades were settled in the first three business days of January 2007 for $65 million. The table does not include the purchase of 2,250,000 shares pursuant to orders placed in the third quarter, for which trades were settled in the first three business days of the fourth quarter for $75 million. The purchase of these shares was reflected in Item 2 in the company’s report on Form 10-Q for the quarter ended September 30, 2006.

ITEM 6.	Selected Financial Data.

The “Summary of Selected Financial Data” for the years 2002 through 2006, which appears on page 42 of TI’s 2006 annual report to stockholders, is incorporated herein by reference to such annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 43 through 55 of TI’s 2006 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information concerning market risk is contained on page 55 of TI’s 2006 annual report to stockholders and is incorporated herein by reference to such annual report.

ITEM 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and the report thereon of the independent registered public accounting firm, on pages 6 through 39 of TI’s 2006 annual report to stockholders, are incorporated herein by reference to such annual report.

The “Quarterly Financial Data” on page 56 of TI’s 2006 annual report to stockholders is also incorporated herein by reference to such annual report.

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

Internal Control over Financial Reporting

Management’s assessment of our internal control over financial reporting is contained in the Report by Management on Internal Control over Financial Reporting on page 40 of our 2006 annual report to stockholders and is incorporated herein by reference to such annual report.

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting opining on management’s assessment included in the Report by Management on Internal Control over Financial Reporting, and opining on the effectiveness of TI’s internal control over financial reporting, is contained on page 41 of our 2006 annual report to stockholders and is incorporated herein by reference to such annual report.

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of Directors” in our proxy statement for the 2007 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to the company’s audit committee financial expert contained under the caption “Board Organization” in our proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information with respect to Section 16(a) Beneficial Ownership Reporting Compliance contained under the caption of the same name in our proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

A list of our executive officers and their biographical information appear in Part I, Item 1 of this report.

Code of Ethics

We have adopted the Code of Ethics for TI Chief Executive Officer and Senior Financial Officers. A copy of the Code can be found on our web site at www.ti.com/ir. We intend to satisfy the disclosure requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on the same web site.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The following directors are members of TI’s Audit Committee: Pamela H. Patsley (Chair), Carrie S. Cox, Gerald W. Fronterhouse and Wayne R. Sanders.

ITEM 11.	Executive Compensation.

The information contained under the captions “Director Compensation” and “Executive Compensation” in our proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information about the company’s equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	153,529,804	(1)	$30.13	(2)	98,345,213	(3)
Equity Compensation Plans Not Approved by Security Holders	67,922,390	(4)	$26.13	(2)	166,908,392	(5)
Total	221,452,194		$28.90		265,253,605

(1)

Includes shares of TI common stock to be issued under the Texas Instruments 2000 Long-Term Incentive Plan and predecessor plans, the Texas Instruments 2003 Director Compensation Plan and the TI Employees 2005 Stock Purchase Plan.

Excludes the following:

•

2,573,211 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Burr-Brown Corporation 1993 Stock Incentive Plan, a plan approved by the stockholders of Burr-Brown Corporation. The options were assumed by the company in connection with the acquisition of Burr-Brown Corporation; and

•

192,162 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Radia Communications, Inc. 2000 Stock Option/Stock Issuance Plan, a plan approved by the stockholders of Radia Communications, Inc. The options were assumed by the company in connection with the acquisition of Radia.

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

Also includes shares to be issued under the Texas Instruments Directors Deferred Compensation Plan, the Texas Instruments Restricted Stock Unit Plan for Directors and the Texas Instruments Stock Option Plan for Non-Employee Directors. These plans were replaced by the Texas Instruments 2003 Director Compensation Plan, and no further grants can be made under them.

(5)	Shares of TI common stock available for issuance under the Texas Instruments 2003 Long-Term Incentive Plan. Stockholders have approved all other active equity compensation plans of the company.

Security Ownership of Certain Beneficial Owners and Management

The information that is contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our proxy statement for the 2007 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of TI’s common stock by each of the directors, which is contained under the caption “Directors’ Ages, Service and Stock Ownership” in such proxy statement, is also incorporated herein by reference to such proxy statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Related Person Transactions” in the company’s proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information contained under the caption “Director Independence” in the company’s proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” of our proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) 1 and 2. Financial Statements and Financial Statement Schedules:

The financial statements are listed in the index on page 24 hereof.

3. Exhibits:

Designation of Exhibit in this Report	Description of Exhibit

3(a)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(d)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3(e)	Certificate of Ownership merging Texas Instruments Automation Controls, Inc. into the Registrant (incorporated by reference to Exhibit 3(e) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(f)	Certificate of Elimination of Designations of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(f) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(g)	Certificate of Ownership and Merger merging Tiburon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 4(g) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(h)	Certificate of Ownership and Merger merging Tartan, Inc. into the Registrant (incorporated by reference to Exhibit 4(h) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(i)	Certificate of Designation relating to the Registrant’s Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3(j)	Certificate of Elimination of Designation of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(j) to the Registrant’s Annual Report on Form 10-K for the year 1998).

3(k)	Certificate of Ownership and Merger merging Intersect Technologies, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(k) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(l)	Certificate of Ownership and Merger merging Soft Warehouse, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(l) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(m)	Certificate of Ownership and Merger merging Silicon Systems, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(m) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(n)	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(n) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).

3(o)	Certificate of Ownership and Merger merging Power Trends, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(o) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(p)	Certificate of Ownership and Merger merging Amati Communications Corporation with and into the Registrant (incorporated by reference to Exhibit 3(p) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(q)	Certificate of Ownership and Merger merging Texas Instruments San Diego Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(q) to the Registrant’s Annual Report on Form 10-K for the year 2002).

3(r)	Certificate of Ownership and Merger merging Texas Instruments Burlington Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(r) to the Registrant’s Annual Report on Form 10-K for the year 2003).

3(s)	Certificate of Ownership and Merger merging Texas Instruments Automotive Sensors and Controls San Jose Inc. with and into the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K dated October 31, 2004).

3(t)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated February 16, 2006).

4(a)(i)	Rights Agreement dated as of June 18, 1998, between the Registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated June 23, 1998).

4(a)(ii)	Amendment dated as of September 18, 1998, to the Rights Agreement (incorporated by reference to Exhibit 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A dated September 23, 1998).

4(b)	The Registrant agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10(a)(i)	Amended and Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(ii)	First Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iii)	Second Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iv)	Third Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2000).*

10(a)(v)	Fourth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(v) to the Registrant’s Annual Report on Form 10-K for the year 2001).*

10(a)(vi)	Fifth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(vi) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(i)	TI Employees Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(ii)	First Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(iii)	Second Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(iii) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(iv)	Third Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(v)	Fourth Amendment to TI’s Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(v) to the Registrant’s Annual Report on Form 10-K for the year 2003).*

10(c)	Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1993).*

10(d)	Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

10(e)	Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(e) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).*

10(f)	Texas Instruments 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the year 2002).

10(g)	Texas Instruments Executive Officer Performance Plan (incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

10(h)	Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(i)	Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(j)	Texas Instruments Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year 2000).

10(k)	Texas Instruments 2003 Director Compensation Plan as amended November 30, 2006.

10(l)	Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2000 Long-Term Incentive Plan.*

10(m)	Form of Restricted Stock Unit Agreement under the Texas Instruments 2000 Long-Term Incentive Plan.*

10(n)	Acquisition Agreement dated as of June 18, 1998, between Texas Instruments Incorporated and Micron Technology, Inc. (Exhibit C omitted) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 18, 1998).

10(o)	Second Amendment to Acquisition Agreement dated as of September 30, 1998, between Texas Instruments Incorporated and Micron Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated October 15, 1998).

10(p)	Asset and Stock Purchase Agreement dated as of January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2006).

10(q)	Agreement between Texas Instruments Incorporated and Gilles Delfassy dated January 23, 2007.*

12	Computation of Ratio of Earnings to Fixed Charges

13	Portions of Registrant’s 2006 Annual Report to Stockholders incorporated by reference herein.

21	List of Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

*	Management Compensation Plans and Arrangements.

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

•	Natural events such as severe weather and earthquakes in the locations in which TI, its customers or suppliers operate;

•	Availability and cost of raw materials, utilities, manufacturing equipment, third-party manufacturing services and manufacturing technology;

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
Kevin P. March
Senior Vice President,
Chief Financial Officer
and Chief Accounting Officer

Date: February 28, 2007

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2006, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February 2007.

Signature	Title

/s/ James R. Adams	Director
James R. Adams

/s/ David L. Boren	Director
David L. Boren

/s/ Daniel A. Carp	Director
Daniel A. Carp

/s/ Carrie S. Cox	Director
Carrie S. Cox

/s/ Thomas J. Engibous	Chairman of the Board; Director
Thomas J. Engibous

/s/ Gerald W. Fronterhouse	Director
Gerald W. Fronterhouse

/s/ David R. Goode	Director
David R. Goode

/s/ Pamela H. Patsley	Director
Pamela H. Patsley

/s/ Wayne R. Sanders	Director
Wayne R. Sanders

/s/ Ruth J. Simmons	Director
Ruth J. Simmons

/s/ Richard K. Templeton Richard K. Templeton	Director; President and Chief Executive Officer

/s/ Christine Todd Whitman	Director
Christine Todd Whitman

/s/ Kevin P. March Kevin P. March	Senior Vice President; Chief Financial Officer; Chief Accounting Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

(Item 15(a))

Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.