Form 10-Q
period 2007-03-31
TEXAS INSTRUMENTS INC
filed 2007-05-03
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

1,433,709,278
Number of shares of Registrant’s common stock outstanding as of
March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended March 31,
	2007	2006

Net revenue	$3,191	$3,334

Operating costs and expenses:
Cost of revenue (COR)	1,554	1,662
Research and development (R&D)	552	533
Selling, general and administrative (SG&A)	405	421
Total	2,511	2,616
Profit from operations	680	718
Other income (expense) net	40	52
Interest expense on loans	1	3
Income from continuing operations before income taxes	719	767
Provision for income taxes	203	225
Income from continuing operations	516	542
Income from discontinued operations, net of income taxes	--	43
Net income	$516	$585

Basic earnings per common share:
Income from continuing operations	$.36	$.34
Net income	$.36	$.37

Diluted earnings per common share:
Income from continuing operations	$.35	$.33
Net income	$.35	$.36

Average shares outstanding (millions):
Basic	1,442	1,585
Diluted	1,470	1,618

Cash dividends declared per share of common stock	$.04	$.03

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended March 31,
	2007	2006

Income from continuing operations	$516	$542

Other comprehensive income (loss):
Changes in available-for-sale investments:
Adjustment, net of tax benefit (expense) of ($1) and $0	1	(1)
Unrealized net actuarial loss of defined benefit plans:
Reclassification of recognized transactions, net of tax expense of ($4)	7	--

Total	8	(1)
Total from continuing operations	524	541

Net income from discontinued operations	--	43

Total comprehensive income	$524	$584

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$965	$1,183
Short-term investments	2,371	2,534
Accounts receivable, net of allowances of ($25) and ($26)	1,756	1,774
Raw materials	114	105
Work in process	879	930
Finished goods	416	402
Inventories	1,409	1,437
Deferred income taxes	1,071	741
Prepaid expenses and other current assets	257	181
Assets of discontinued operations	4	4
Total current assets	7,833	7,854
Property, plant and equipment at cost	7,715	7,751
Less accumulated depreciation	(3,835)	(3,801)
Property, plant and equipment, net	3,880	3,950
Equity and other long-term investments	250	287
Goodwill	792	792
Acquisition-related intangibles	131	118
Deferred income taxes	436	601
Capitalized software licenses, net	280	188
Overfunded retirement plans	54	58
Other assets	94	82
Total assets	$13,750	$13,930

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion of long-term debt	$43	$43
Accounts payable	550	560
Accrued expenses and other liabilities	877	1,029
Income taxes payable	286	284
Accrued profit sharing and retirement	51	162
Total current liabilities	1,807	2,078
Underfunded retirement plans	197	208
Deferred income taxes	10	23
Deferred credits and other liabilities	453	261
Total liabilities	2,467	2,570

Stockholders’ equity:
Preferred stock, $25 par value. Authorized - 10,000,000 shares. Participating cumulative preferred. None issued	--	--
Common stock, $1 par value. Authorized - 2,400,000,000 shares. Shares issued: March 31, 2007 - 1,739,211,844; December 31, 2006 - 1,739,108,694	1,739	1,739
Paid-in capital	822	885
Retained earnings	18,017	17,529
Less treasury common stock at cost: Shares: March 31, 2007 - 305,502,566; December 31, 2006 - 289,078,450	(8,940)	(8,430)
Accumulated other comprehensive income (loss), net of tax	(355)	(363)
Total stockholders’ equity	11,283	11,360
Total liabilities and stockholders’ equity	$13,750	$13,930

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)
	For Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$516	$585
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Income from discontinued operations	--	(43)
Depreciation	252	270
Stock-based compensation	78	91
Amortization of capitalized software	25	30
Amortization of acquisition-related intangibles	14	16
Deferred income taxes	(3)	(36)
Increase (decrease) from changes in:
Accounts receivable	17	(144)
Inventories	28	(57)
Prepaid expenses and other current assets	(79)	(111)
Accounts payable and accrued expenses	(167)	(106)
Income taxes payable	(1)	151
Accrued profit sharing and retirement	(111)	(99)
Change in funded status of retirement plans and accrued retirement costs	1	17
Other	(16)	(42)
Net cash provided by operating activities of continuing operations	554	522

Cash flows from investing activities:
Additions to property, plant and equipment	(179)	(408)
Proceeds from sales of assets	--	4
Purchases of cash investments	(846)	(1,153)
Sales and maturities of cash investments	1,011	2,341
Purchases of equity investments	(5)	(5)
Sales of equity and other long-term investments	2	7
Acquisitions, net of cash acquired	(27)	(177)
Net cash provided by (used in) investing activities of continuing operations	(44)	609

Cash flows from financing activities:
Payments on loans and long-term debt	--	(311)
Dividends paid on common stock	(58)	(48)
Sales and other common stock transactions	154	142
Excess tax benefit from stock option exercises	34	7
Stock repurchases	(857)	(1,440)
Net cash used in financing activities of continuing operations	(727)	(1,650)

Cash flows from discontinued operations:
Operating activities	--	35
Investing activities	--	(10)
Net cash provided by discontinued operations	--	25

Effect of exchange rate changes on cash	(1)	2
Net decrease in cash and cash equivalents	(218)	(492)
Cash and cash equivalents , January 1	1,183	1,214
Cash and cash equivalents, March 31	$965	$722

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of Business and Significant Accounting Policies and Practices.  Texas Instruments (TI or the Company) makes, markets and sells high-technology components; more than 50,000 customers all over the world buy TI products.

Acquisitions - In January 2006, we acquired 100 percent of the equity of Chipcon Group ASA (Chipcon), a leading company in the design of short-range, low-power wireless radio frequency semiconductors, based in Oslo, Norway, for $177 million in cash, net of cash acquired. The acquisition was accounted for as a purchase business combination and the results of operations of this business have been included in the Semiconductor segment of our consolidated statements of income from the date of acquisition.

In the first quarter of 2007 we also made an asset acquisition, which was not material, that was integrated into the Semiconductor business segment.

Dispositions - In January 2006, we entered into a definitive agreement to sell substantially all of the Sensors & Controls segment to an affiliate of Bain Capital, LLC, a leading global private equity investment firm, for $3 billion in cash. The sale was completed on April 27, 2006. The operations and cash flows of the former Sensors & Controls business have been eliminated from the ongoing operations of TI, and we have no significant continuing involvement in the operations of the sold business. Beginning in the first quarter of 2006, the former Sensors & Controls business was presented as a discontinued operation (see Note 2 for detailed information on discontinued operations).

Change in Capitalization - On April 2, 2007, we retired $43 million of 8.75% notes at maturity.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and, except for the adoption of a change in accounting for income tax uncertainties, on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2006. The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended March 31, 2007 and 2006, and the balance sheet as of March 31, 2007, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. The consolidated balance sheet as of December 31, 2006, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2006. The results for the three-month period are not necessarily indicative of a full year's results.

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Changes in Accounting Standards - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” TI adopted the provisions of FIN 48 effective January 1, 2007.

Through December 31, 2006, in accordance with prior standards, we assessed the ultimate resolution of uncertain tax matters as they arose and established reserves for tax contingencies when we believed an unfavorable outcome was probable and the liability could be reasonably estimated.

As of December 31, 2006, TI had tax reserves of $178 million and offsets of $76 million to certain of these tax reserves. These offsets were expected to be realized primarily through procedures for relief from double taxation under applicable tax treaties with foreign tax jurisdictions or through the reduction of future tax liabilities. The net amount of the reserves and offsets was recorded primarily as a reduction of non-current deferred tax assets.

FIN 48 differs from the prior standards in that it requires companies to determine that it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements.  As a result, TI reduced the tax reserves by $20 million, from $178 million to $158 million. In addition, FIN 48 requires that liabilities for uncertain tax positions be recorded as a separate liability. Therefore, TI reclassified the resulting $158 million liability for uncertain tax positions from deferred tax assets to deferred credits and other liabilities.

As a result of the reduction in the liability for uncertain tax positions, we recorded a $9 million decrease in the amount of accrued interest expense. Our policy continues to be to recognize accrued interest related to uncertain tax positions and penalties as components of other income (expense) net.

The decrease in tax reserves and the decrease in accrued interest expense both resulted in an increase to the January 1, 2007, balance of retained earnings, as required by the adoption of FIN 48.

Of the $158 million liability for uncertain tax positions as of January 1, 2007, $139 million represents tax positions that, if recognized, would impact the effective tax rate. If these tax positions were recognized, $58 million of the $76 million deferred tax assets primarily relating to the procedures for relief from double taxation (as described above) would also be recognized.

The statute of limitations remains open for U.S. Federal tax returns for 1999 and following years. Our returns for the years 2000 through 2002 are the subject of an appeals proceeding and our returns for the years 2003 through 2004 are currently under audit. It is likely that both the appeals proceeding and the audit will be completed within the next twelve months. Although we are unable to estimate the range of any reasonably possible increase or decrease in uncertain tax positions from the eventual outcome of these matters, we do not anticipate it will result in a material change to our financial position or results of operations.

In foreign jurisdictions, the years open to audit represent the years still subject to the statute of limitations. Years still open to audit by foreign tax authorities in major jurisdictions include Germany (2001 onward), France (2003 onward), Japan (2000 onward) and Taiwan (2001 onward).

During the three months ended March 31, 2007, there have been no material changes in the liability for uncertain tax positions.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. We have evaluated the potential impact of this standard and anticipate it will have no material impact on our financial position and results of operations.

2.
Discontinued Operations. On January 9, 2006, we announced a definitive agreement to sell substantially all of the Sensors & Controls segment to an affiliate of Bain Capital, LLC for $3 billion in cash. The sale was completed on April 27, 2006. The former Sensors & Controls business acquired by Bain Capital, LLC was renamed Sensata Technologies, Inc. (Sensata).

The results of operations of the former Sensors & Controls business are presented as discontinued operations. The following summarizes results from the discontinued operations of the former Sensors & Controls business for the periods ended March 31, 2007 and 2006, included in the consolidated statements of income.

	For Three Months Ended March 31,
	2007	2006

Net revenue	$--	$294
Operating costs and expenses	--	229
Income before income taxes	--	65
Provision for income taxes	--	22
Income from discontinued operations	$--	$43

Income from discontinued operations per common share:
Basic	$--	$.03
Diluted	$--	$.03

As of March 31, 2007, the remaining assets of the former Sensors & Controls business, included in assets of discontinued operations, are attributable to pension obligations in our Japan subsidiary that will be settled in 2007.

Continuing Involvement - Upon closing of the sales transaction, we entered into a Transition Services Agreement (TSA) with Sensata to provide various temporary support services that are reasonably necessary to facilitate the continuation of the normal conduct of business of the former Sensors & Controls business such as finance and accounting, human resources, information technology, warehousing and logistics, and records retention and storage. Such services are expected to be provided for up to twelve months from the closing date, although certain information technology-related services may be provided for up to two years. The fees for these services are generally equivalent to our cost. In addition, we entered into certain cross-license agreements to allow each party to continue to use the associated technology and intellectual property in the conduct of their respective business. However, these cross-license agreements generally do not involve the receipt or payment of any royalties and, therefore, are not considered to be a component of continuing involvement.

Although the services provided under the TSA generate continuing cash flows between us and Sensata, the amounts are not considered to be significant to the ongoing operations of either entity. In addition, we have no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of Sensata. Under the provisions of EITF Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” we have no significant continuing involvement in the operations of the former Sensors & Controls business and have classified the historical results of that business as discontinued operations.

3.
Earnings per Share. Computation of earnings per common share (EPS) for income from continuing operations, and a reconciliation between the basic and diluted basis, for the periods ending March 31, are as follows:

	For Three Months Ended March 31, 2007			For Three Months Ended March 31, 2006
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$516	1,442	$.36	$542	1,585	$.34
Dilutives:
Stock-based compensation plans	--	28		--	33
Diluted EPS	$516	1,470	$.35	$542	1,618	$.33

4.	Stock-based Compensation. We have several stock-based employee compensation plans, which are more fully described in Note 9 of our 2006 annual report on Form 10-K.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	For Three Months Ended March 31,
	2007	2006

Stock-based compensation expense recognized:
COR	$15	$18
R&D	23	28
SG&A	40	45
Total	$78	$91

The amounts above include the impact of recognizing compensation expense related to restricted stock units (RSUs), nonqualified stock options and stock options offered under the employee stock purchase plan. Stock-based compensation expense has not been allocated to the various segments, but is reflected in Corporate.

5.	Postretirement Benefit Plans. Components of net periodic employee benefit cost is as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended Mar. 31,	2007	2006	2007	2006	2007	2006

Service cost	$6	$7	$1	$1	$10	$10
Interest cost	11	10	6	6	13	11
Expected return on plan assets	(12)	(12)	(7)	(5)	(18)	(16)
Amortization of prior service cost	--	--	1	1	(1)	(1)
Recognized net actuarial loss	6	5	2	1	3	4
Net periodic benefit cost	$11	$10	$3	$4	$7	$8

6.	Segment Data. We have two reportable operating segments: Semiconductor and Education Technology.

Segment information for continuing operations follows:

	For Three Months Ended March 31,
Segment Net Revenue	2007	2006
Semiconductor	$3,115	$3,260
Education Technology	76	74
Total net revenue	$3,191	$3,334

	For Three Months Ended March 31,
Segment Profit (Loss)	2007	2006
Semiconductor	$831	$883
Education Technology	16	13
Corporate	(167)	(178)
Profit from operations	$680	$718

7.
Restructuring Actions. On January 22, 2007, we announced a plan to change the way we develop advanced digital manufacturing process technology. Instead of separately creating our own core process technology, we will work collaboratively with our foundry partners to specify and drive the next generations of digital process technology. Additionally, we will stop production at an older digital factory and move its manufacturing equipment into several of our analog factories to support greater analog output. Income from continuing operations for the first quarter of 2007 includes a charge of $14 million related to these actions, and is due primarily to termination benefit costs of $10 million and acceleration of depreciation on the facilities assets over the remaining service lives of $4 million. Of the total restructuring costs, $9 million is included in cost of revenue and $5 million in research and development expense, and has been reflected in Corporate. As of March 31, 2007, no severance and benefit payments have been made from this reserve. These actions will take place throughout 2007, and when complete are expected to reduce annualized costs by about $200 million. About 500 jobs are expected to be reduced by year end. In total, we will take restructuring charges of approximately $55 million, including about $40 million for termination benefits and about $15 million for accelerated depreciation.

8.
Income Taxes. Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. As of March 31, 2007, the estimated annual effective tax rate for 2007 is about 28 percent. The effective annual tax rate for 2007 differs from the 35 percent statutory corporate tax rate due to the effects of non-U.S. tax rates, the federal research tax credit and the deduction for U.S. manufacturing.

9.
Contingencies. We routinely sell products with a limited intellectual property indemnification included in the terms of sale. Historically, we have had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by the intellectual property indemnities cannot reasonably be estimated or accrued.

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

Discontinued Operation Indemnity - In connection with the sale of the former Sensors & Controls business, we have agreed to indemnify Sensata for certain specified litigation matters, as well as other liabilities, including environmental liabilities. Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are, generally, subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million. As of March 31, 2007, there were no significant liabilities recorded under these indemnification obligations.

10.
Subsequent Event. On April 18, 2007, we declared a 100 percent increase in our regular quarterly cash dividend on common stock, payable May 21, 2007, to stockholders of record on April 30, 2007. The new quarterly dividend rate will be $0.08 per quarter, resulting in annual dividend payments of $0.32 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Financial Statements and the related Notes that appear elsewhere in this document. All dollar amounts in the tables in this discussion are stated in millions of U.S. dollars, except per-share amounts. All amounts in this discussion reference continuing operations unless otherwise noted.

Overview

Texas Instruments makes, markets and sells high-technology components; more than 50,000 customers all over the world buy our products. We have two separate segments: Semiconductor and Education Technology. Semiconductor is by far the larger of these segments. It accounted for 96 percent of our revenue in 2006, and historically it averages a higher growth rate than Education Technology, although the semiconductor market is characterized by wide swings in growth rates from year to year. We were the world’s third-largest semiconductor company in 2006 as measured by revenue, according to iSuppli Corporation, an industry analyst.

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

Our analog semiconductors consist of custom products and standard products. Custom products are designed for specific applications for specific customers. Standard products include application-specific standard products (designed for a specific application and usable by multiple customers) and high-performance standard catalog products (usable in multiple applications by multiple customers). These standard products are characterized by differentiated features and specifications, as well as relatively high gross margins. Standard analog products tend to have long life spans. Many custom and standard products are proprietary and difficult for competitors to imitate. Analog products also include commodity products, which are sold in high volume and into a broad range of applications, and generally are differentiated by price and availability. We are the world’s largest supplier of analog semiconductors.

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

We expect that our inventory levels generally will increase from historical levels in order to meet the requirements of our customers. For example, the analog market consists of a very broad base of customers that order relatively small quantities of many different analog products. These customers typically expect very short order lead times, requiring us to maintain more on-hand inventory. Also, analog suppliers typically hold a broader range of inventory in order to serve their customers, while manufacturing in efficient quantities. Analog products will be a growing portion of our inventory as our analog business continues to grow and broaden its product portfolio. Additionally, our large customers are moving increasingly toward a business model that requires us to maintain inventory on a consignment basis on their behalf.

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

We manufacture most of our analog products in our own factories. To supplement our manufacturing capacity, especially for digital products, we outsource a portion of our product manufacturing to outside suppliers (foundries and assembly/test subcontractors), which reduces both the amount of capital expenditures and subsequent depreciation required to meet customer demands and fluctuations in profit margins. Outside foundries provided about 50 percent of our total wafers for advanced digital products in 2006. (A wafer is a thin slice of silicon on which an array of semiconductor devices has been fabricated.)

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

We strive to keep improving performance. One way will be by changing how we develop advanced digital manufacturing process technology. Instead of separately creating our own process technology, we will work collaboratively with our foundry suppliers to specify and drive the next generations of digital process technology, and we will continue making products on these processes in our world-class factories. We expect that our 32-nanometer manufacturing process will be the first process technology developed entirely through this new collaboration. This is a natural extension of our existing relationships with foundries that will increase our R&D efficiency and our capital efficiency while maintaining our responsiveness to customers. Additionally, we will stop production at an older digital factory and move its manufacturing equipment into several of our analog factories to support greater analog output.

These changes will be made throughout 2007 and, when complete, are expected to reduce costs by about $200 million annually. As a result of these actions, about 500 jobs are expected to be reduced by year end. In total, we expect to incur restructuring charges of approximately $55 million. For the first quarter of 2007, these restructuring charges were $14 million.

Our Education Technology segment is a leading supplier of graphing handheld calculators. It also provides our customers with business and scientific calculators and a wide range of advanced classroom tools and professional development that enables students and teachers to explore math and science interactively. Our products are marketed primarily through retailers and to schools through instructional dealers. This business segment represented 4 percent of our revenue in 2006. Prices of Education Technology products tend to be stable.

We operate in a number of tax jurisdictions and are subject to several types of taxes including taxes based on income, capital, property and payroll, and sales and other transactional taxes. The timing of the final determination of our tax liabilities varies among these jurisdictions and their taxing authorities. As a result, during any particular reporting period, we might reflect (in either income before income taxes, the provision for income taxes, or both) one or more tax refunds or assessments, or changes to tax liabilities, involving one or more taxing authorities (see Note 1 to the Financial Statements for a discussion of the effects of adopting Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”).

Discontinued Operations

In January 2006, we entered into a definitive agreement to sell substantially all of the former Sensors & Controls segment to an affiliate of Bain Capital, LLC for $3 billion in cash (see Note 2 to the Financial Statements for additional information). The sale was completed on April 27, 2006. The former Sensors & Controls business acquired by Bain Capital, LLC was renamed Sensata Technologies, Inc. (Sensata).

First-Quarter 2007 Results

Our revenue was $3.19 billion in the first quarter of 2007. Revenue declined 8 percent compared with the prior quarter and 4 percent compared with the year-ago quarter. Revenue was impacted by customer reductions of inventory levels in the semiconductor market, which resulted in lower demand for our products.

Earnings per share (EPS) from continuing operations were $0.35, a decline of $0.10 from the prior quarter. The fourth quarter of 2006 included a benefit of $0.05 from the reinstatement of the federal research tax credit and a benefit of $0.01 from catch-up payments associated with new patent license agreements.

We believe the inventory correction that began in the second half of last year largely ended in the first quarter. Orders are beginning to rebound, and we expect sequential growth to resume in the second quarter.

Our performance in the first quarter was confirmation of fundamental and sustainable long-term changes we have made in the company. Even with an 8 percent decline in sequential revenue, gross margin remained above 50 percent and operating margin remained above 20 percent. We performed considerably better than in prior cyclical troughs because of a more resilient manufacturing strategy and a stronger portfolio of analog products.

Analog will continue to play an increasing role for us. Even though we are the world’s leading supplier, our share is low in this large but fragmented market. The opportunity for share gains combined with the attractive financial characteristics of the analog market is appealing. This represents a unique opportunity, especially alongside our strong position in DSP, which provides early entry into important new markets. We continue to keep customers at the core of our strategy, recognizing that we are successful only to the extent we help make them successful.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Statements of Income - Selected Items
(In millions, except per-share amounts)

	For Three Months Ended
	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2006

Net revenue	$3,191	$3,463	$3,334
Cost of revenue (COR)	1,554	1,715	1,662
Gross profit	1,637	1,748	1,672
Research and development (R&D)	552	556	533
Selling, general and administrative (SG&A)	405	425	421
Total operating costs and expenses	2,511	2,696	2,616
Profit from operations	680	767	718
Other income (expense) net	40	70	52
Interest expense on loans	1	1	3
Income from continuing operations before income taxes	719	836	767
Provision for income taxes	203	165	225
Income from continuing operations	516	671	542
Income (loss) from discontinued operations, net of income taxes	--	(3)	43
Net income	$516	$668	$585

Basic earnings per common share:
Income from continuing operations	$.36	$.46	$.34
Net income	$.36	$.45	$.37

Diluted earnings per common share:
Income from continuing operations	$.35	$.45	$.33
Net income	$.35	$.45	$.36

Average shares outstanding:
Basic	1,442	1,469	1,585
Diluted	1,470	1,499	1,618

Cash dividends declared per share of common stock	$.04	$.04	$.03

Percentage of revenue:

Gross profit	51.3%	50.5%	50.1%
R&D	17.3%	16.0%	16.0%
SG&A	12.7%	12.3%	12.6%
Operating profit	21.3%	22.1%	21.5%

Details of Financial Results

Gross profit for the first quarter of 2007 was $1.64 billion. This was down $111 million from the prior quarter and down $35 million from the year-ago quarter due to lower revenue.

R&D expense for the first quarter was $552 million. This was about even with the prior quarter, as cost-saving actions offset seasonally higher pay and benefits. R&D expense increased $19 million, or 4 percent, from the year-ago quarter due to higher product development costs in our Semiconductor segment, particularly for wireless applications.

SG&A expense for the first quarter was $405 million. This was a decrease of $20 million, or 5 percent, from the prior quarter due to lower marketing expense, including seasonally lower advertising for products for the DLP® high-definition television market. SG&A expense declined $16 million, or 4 percent, from the year-ago quarter due to cost-saving actions.

Operating profit for the first quarter was $680 million. This was a decrease of $87 million from the prior quarter and $38 million from the year-ago quarter primarily due to lower gross profit in our Semiconductor segment (see Notes 4 and 7 to the Financial Statements for additional information relating to Corporate items).

Other income (expense) net (OI&E) for the first quarter was $40 million. This was a decrease of $30 million from the prior quarter, which included a favorable settlement of all remaining matters related to grants from the Italian government regarding our former memory operations.

As of March 31, 2007, the effective annual tax rate for continuing operations in 2007 is expected to be about 28 percent (see Note 8 to the Financial Statements for additional information).

Quarterly income taxes are calculated using an estimate of the effective tax rate for the full year.

The tax provision for continuing operations for the quarter was $203 million, compared with $165 million in the previous quarter. The increase in the tax provision for the quarter is due to a cumulative adjustment in the previous quarter for the reinstatement of the federal research tax credit and, to a lesser extent, the expiration of the deduction for export sales, which were partially offset by a decrease in income before income taxes.

Compared with the year-ago quarter, the tax provision decreased by $22 million, due to lower income before income taxes and, to a lesser extent, the effect of the federal research tax credit. These were partially offset by the expiration of the deduction for export sales.

Income from continuing operations for the first quarter was $516 million, or $0.35 per share, compared with $671 million, or $0.45 per share, for the prior quarter and $542 million, or $0.33 per share, for the year-ago quarter. Although income from continuing operations declined 5 percent from a year ago, on a per-share basis these earnings increased 6 percent reflecting the impact of our share repurchases over the past year.

Orders for the first quarter were $3.20 billion. This was an increase of $128 million from the prior quarter due to higher demand for products in Semiconductor and, to a lesser extent, Education Technology. Orders declined $399 million from the year-ago quarter due to lower demand in both segments.

Semiconductor

Semiconductor revenue in the first quarter of 2007 was $3.12 billion. This was a decrease of 8 percent from the prior quarter due to lower shipments resulting from a broad-based decline in demand in the semiconductor market. Compared with a year ago, revenue decreased 4 percent primarily due to lower shipments resulting from lower demand for DSP products that more than offset increased shipments resulting from higher demand for analog products.

Analog product revenue for the first quarter was $1.25 billion, down 5 percent from the prior quarter due to the broad-based decline in demand. Compared with the year-ago quarter, analog revenue increased 2 percent as a decline in demand for analog products for wireless applications was more than offset by an increase in demand for a broad range of other analog products, especially high-performance analog. Revenue from high-performance analog products declined 5 percent from the prior quarter and increased 8 percent from a year ago.

DSP product revenue for the first quarter of $1.16 billion was down 5 percent from the prior quarter and down 10 percent from a year ago due to the broad-based decline in demand.

Our remaining Semiconductor product revenue of $713 million for the first quarter was 17 percent lower than the prior quarter due to declines in, in decreasing order, DLP products, royalties, microprocessors and standard logic. These declines offset increases in shipments due to growth in demand for microcontrollers. Royalties declined because new patent license agreements that were signed in the prior quarter included non-recurring catch-up payments. From a year ago, our remaining Semiconductor revenue decreased 5 percent in the first quarter as declines in shipments resulting from reduced demand for, in decreasing order, microprocessors, DLP products and standard logic more than offset growth in royalties and higher shipments from increased demand in microcontrollers.

On an end-equipment basis, revenue from analog and DSP products for wireless applications declined 7 percent sequentially and was down 9 percent from a year ago as customers reduced their inventories. Revenue from products for 3G cell phones grew sequentially as we believe the excess inventory in this portion of the market was mostly cleared in the second half of last year. Revenue from products for mid-range and low-end cell phones declined as inventory was reduced in the market. Compared with a year ago, revenue from products for 3G cell phones was about even, while mid-range and low-end product revenue also declined due to the reduction of inventory in the market. Revenue from products for wireless infrastructure applications declined sequentially on lower shipments, although it was up strongly from a year ago due to higher shipments resulting from increased demand.

In DLP products, first-quarter revenue declined 30 percent sequentially and 15 percent from a year ago, primarily due to decreased shipments resulting from lower demand for products for front projectors as customers reduced their inventories.

Gross profit for the first quarter was $1.63 billion, or 52.3 percent of revenue. This was a decrease of $103 million from the prior quarter and a decrease of $30 million from the year-ago quarter due to lower revenue.

Operating profit for the first quarter was $831 million, or 26.7 percent of revenue. This was a decline of $77 million from the prior quarter and a decline of $52 million from the year-ago quarter primarily due to lower gross profit.

Semiconductor orders in the first quarter were $3.08 billion. This was an increase of 3 percent from the prior quarter due to higher demand for DSP products and a decrease of 10 percent from the year-ago quarter due to broadly lower demand.

Education Technology

Education Technology revenue for the first quarter of 2007 was $76 million. This was a decrease of $2 million from the prior quarter and an increase of $2 million from the year-ago quarter.

Gross profit for the first quarter was $45 million, or 59.0 percent of revenue. Gross profit was even with the prior quarter and increased $4 million from the year-ago quarter due to a combination of higher revenue and, to a lesser extent, product cost reductions.

Operating profit for the first quarter was $16 million, or 20.6 percent of revenue. This was a decrease of $3 million compared with the prior quarter due to higher SG&A expense. It was an increase of $3 million from the year-ago quarter due to higher gross profit.

Financial Condition

At the end of the first quarter of 2007, total cash (cash and cash equivalents plus short-term investments) was $3.34 billion. This was a decrease of $381 million from the end of the prior quarter.

Accounts receivable were $1.76 billion at the end of the first quarter. This was about even with the end of 2006. Days sales outstanding were 50 at the end of the first quarter compared with 46 at the end of 2006.

Inventory was $1.41 billion at the end of the first quarter. This was a decrease of $28 million from the end of 2006 as we reduced inventory, especially of DSP products used in wireless applications, in response to lower demand. This was partially offset by planned replenishment of long-lived, high-performance analog product inventory. Days of inventory at the end of the first quarter were 82 compared with 75 at the end of 2006 as inventory decreased at a slower rate than cost of revenue. Additionally, compared with a year ago, inventory increased $163 million primarily due to replenishment of high-performance analog product inventory from less-than-desirable levels. Days of inventory were 67 at the end of the year-ago quarter.

Capital expenditures in the first three months of 2007 were $179 million. This was a decrease of $229 million from a year ago due to lower expenditures for semiconductor manufacturing equipment. Our capital expenditures in the first three months of 2007 were primarily for equipment used in the assembly and test of semiconductors, and wafer fabrication equipment used to manufacture analog semiconductors.

Depreciation in the first three months of 2007 was $252 million. This was a decrease of $18 million from a year ago.

Even with declining revenue in the first three months of 2007, depreciation was only 8 percent of revenue and capital expenditures were 6 percent of revenue, reflecting the increasing focus of our capital expenditures on analog products and our strategy of outsourcing much of our advanced digital production.

Liquidity and Capital Resources

Cash flow from operations for the first quarter of 2007 was $554 million. This was an increase of $32 million from the year-ago quarter, as the decline in net income was more than offset by a reduction in cash needed for working capital requirements.

Net cash used in investing activities for the first quarter of 2007 was $44 million compared with net cash provided by investing activities of $609 million for the same period a year ago. We received cash of $165 million in the first quarter of 2007 from the sale of cash investments, net of purchases, and used $179 million for capital expenditures and $27 million in an asset acquisition. In the year-ago quarter, we received cash of $1.19 billion from the sale of cash investments, net of purchases, and used $408 million for capital expenditures and $177 million, net of cash, to acquire Chipcon.

In the first quarter of 2007, net cash used in financing activities was $727 million compared with $1.65 billion for the same period a year ago. In the first quarter, we used $857 million of cash to repurchase 28 million shares of common stock compared with $1.44 billion used in the year-ago quarter to repurchase 47 million shares of common stock. In addition, in the first quarter of last year, we used $311 million to retire debt.

At March 31, 2007, we had $43 million of 8.75% notes due 2007 outstanding. On April 2, 2007, we repaid the outstanding balance on this debt.

On April 18, 2007, the Board of Directors declared a 100 percent increase in our regular quarterly cash dividend on common stock, payable May 21, 2007, to stockholders of record on April 30, 2007. The new quarterly dividend rate will be $0.08 per quarter, resulting in annual dividend payments of $0.32 per share.

In 2007, we expect: an annual effective tax rate of about 28 percent; capital expenditures of about $0.9 billion and depreciation of about $1.0 billion; and R&D expense of about $2.2 billion.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, authorized stock repurchases, dividend payments and other business requirements for at least the next 12 months.

Long-term Contractual Obligations

As a result of the adoption of FIN 48, we have recorded a $158 million liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented in our 2006 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 1 to the Financial Statements for additional discussion).

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on page 55 of Exhibit 13 to our Form 10-K for the year ended December 31, 2006, and is incorporated by reference to such exhibit.

ITEM 4. Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2007	12,728,500	$29.24	12,728,500		$5,122,449,933
February 1 through February 28, 2007	6,675,000	$31.18	6,675,000		$4,914,314,056
March 1 through March 31, 2007	7,760,000	$31.33	7,760,000		$4,671,226,381
Total	27,163,500	$30.31	27,163,500	(2)(3)	$4,671,226,381	(3)

(1)
All purchases during the quarter were made under one of the following two authorizations from our Board of Directors: (a) authorization to purchase up to $5 billion of additional shares of TI common stock (announced on January 23, 2006) and (b) authorization to purchase up to $5 billion of additional shares of TI common stock (announced on September 21, 2006). No expiration date has been specified for these authorizations.

(2)
All purchases were made through open-market purchases except for 130,000 shares that were acquired during the quarter through a privately negotiated forward purchase contract with a non-affiliated financial institution. The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations that are denominated in TI stock.

(3)
Includes the purchase of 1,050,000 shares for which trades were settled in the first three business days of April 2007 for $32 million. The table does not include the purchase of 2,250,000 shares pursuant to orders placed in the fourth quarter of 2006, for which trades were settled in the first three business days of the first quarter for $65 million. The purchase of these shares was reflected in this item in our report on Form 10-K for the year ended December 31, 2006.

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as TI or its management “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements.

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

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;
•	Customer demand that differs from our forecasts;
•	The financial impact of inadequate or excess TI inventories to meet demand that differs from projections;
•	Product liability or warranty claims, or recalls by TI customers for a product containing a TI part;
•	TI’s ability to recruit and retain skilled personnel; and
•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

For a more detailed discussion of these factors, see the Risk Factors discussion in Item 1A of our most recent Form 10-K. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

BY: /s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer

Date: May 3, 2007