Form 10-Q
period 2007-06-30
TEXAS INSTRUMENTS INC
filed 2007-08-01
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

1,429,085,261

Number of shares of Registrant’s common stock outstanding as of
June 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2007	2006	2007	2006

Net revenue	$3,424	$3,697	$6,615	$7,031

Operating costs and expenses:
Cost of revenue (COR)	1,640	1,790	3,194	3,452
Research and development (R&D)	551	536	1,104	1,069
Selling, general and administrative (SG&A)	424	418	828	839
Total	2,615	2,744	5,126	5,360
Profit from operations	809	953	1,489	1,671
Other income (expense) net	56	86	95	135
Income from continuing operations before income taxes	865	1,039	1,584	1,806
Provision for income taxes	251	300	454	524
Income from continuing operations	614	739	1,130	1,282
Income (loss) from discontinued operations, net of income taxes	(4)	1,648	(4)	1,690
Net income	$610	$2,387	$1,126	$2,972

Basic earnings per common share:
Income from continuing operations	$.43	$.48	$.79	$.82
Net income	$.42	$1.54	$.78	$1.89

Diluted earnings per common share:
Income from continuing operations	$.42	$.47	$.77	$.80
Net income	$.42	$1.50	$.77	$1.85

Average shares outstanding (millions):
Basic	1,437	1,553	1,439	1,569
Diluted	1,469	1,586	1,469	1,602

Cash dividends declared per share of common stock	$.08	$.03	$.12	$.06

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2007	2006	2007	2006

Income from continuing operations	$614	$739	$1,130	$1,282

Other comprehensive income (loss):

Changes in available-for-sale investments:
Adjustments, net of tax	(1)	(6)	--	(7)
Reclassification of recognized transactions, net of tax	(1)	--	(1)	--

Unrecognized net actuarial loss of defined benefit plans:
Adjustments, net of tax	68	--	68	--
Reclassification of recognized transactions, net of tax	6	--	13	--

Unrecognized prior service cost of defined benefit plans:
Adjustments, net of tax	(1)	--	(1)	--

Minimum pension liability:
Adjustments, net of tax	--	(1)	--	(1)

Total	71	(7)	79	(8)

Total from continuing operations	685	732	1,209	1,274

Income/(loss) from discontinued operations	(4)	1,648	(4)	1,690

Total comprehensive income	$681	$2,380	$1,205	$2,964

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,266	$1,183
Short-term investments	2,315	2,534
Accounts receivable, net of allowances of ($27) and ($26)	1,897	1,774
Raw materials	106	105
Work in process	876	930
Finished goods	442	402
Inventories	1,424	1,437
Deferred income taxes	1,072	741
Prepaid expenses and other current assets	246	181
Assets of discontinued operations	--	4
Total current assets	8,220	7,854
Property, plant and equipment at cost	7,657	7,751
Less accumulated depreciation	(3,859)	(3,801)
Property, plant and equipment, net	3,798	3,950
Equity and other long-term investments	254	287
Goodwill	792	792
Acquisition-related intangibles	117	118
Deferred income taxes	405	601
Capitalized software licenses, net	259	188
Overfunded retirement plans	79	58
Other assets	96	82
Total assets	$14,020	$13,930

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion of long-term debt	$--	$43
Accounts payable	622	560
Accrued expenses and other liabilities	1,048	1,029
Income taxes payable	187	284
Accrued profit sharing and retirement	98	162
Total current liabilities	1,955	2,078
Underfunded retirement plans	115	208
Deferred income taxes	20	23
Deferred credits and other liabilities	436	261
Total liabilities	2,526	2,570

Stockholders’ equity:
Preferred stock, $25 par value. Authorized - 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized - 2,400,000,000 shares. Shares issued: 2007 - 1,739,467,307; 2006 - 1,739,108,694	1,739	1,739
Paid-in capital	761	885
Retained earnings	18,511	17,529
Less treasury common stock at cost: Shares: 2007 - 310,382,046; 2006 - 289,078,450	(9,233)	(8,430)
Accumulated other comprehensive income (loss), net of tax	(284)	(363)
Total stockholders’ equity	11,494	11,360
Total liabilities and stockholders’ equity	$14,020	$13,930

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)

	For Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,126	$2,972
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	4	(1,690)
Depreciation	508	537
Stock-based compensation	146	175
Amortization of capitalized software	49	59
Amortization of acquisition-related intangibles	28	31
Deferred income taxes	(6)	(77)
Increase (decrease) from changes in:
Accounts receivable	(127)	(282)
Inventories	13	(146)
Prepaid expenses and other current assets	(37)	(85)
Accounts payable and accrued expenses	(57)	23
Income taxes payable	(133)	(183)
Accrued profit sharing and retirement	(64)	(43)
Change in funded status of retirement plans and accrued retirement costs	1	(51)
Other	1	(51)
Net cash provided by operating activities of continuing operations	1,452	1,189

Cash flows from investing activities:
Additions to property, plant and equipment	(353)	(782)
Proceeds from sales of assets	--	2,986
Purchases of cash investments	(2,325)	(4,216)
Sales and maturities of cash investments	2,540	4,324
Purchases of equity investments	(11)	(22)
Sales of equity and other long-term investments	5	9
Acquisitions, net of cash acquired	(27)	(205)
Net cash provided by (used in) investing activities of continuing operations	(171)	2,094

Cash flows from financing activities:
Payments on loans and long-term debt	(43)	(586)
Dividends paid	(173)	(95)
Sales and other common stock transactions	528	279
Excess tax benefit from stock option exercises	90	64
Stock repurchases	(1,599)	(2,477)
Net cash used in financing activities of continuing operations	(1,197)	(2,815)

Cash flows from discontinued operations:
Operating Activities	--	7
Investing Activities	--	(16)
Net cash used in discontinued operations	--	(9)

Effect of exchange rate changes on cash	(1)	5
Net increase in cash and cash equivalents	83	464
Cash and cash equivalents, January 1	1,183	1,214
Cash and cash equivalents, June 30	$1,266	$1,678

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of Business and Significant Accounting Policies and Practices. Texas Instruments (TI) makes, markets and sells high-technology components; more than 50,000 customers all over the world buy our products.

Acquisitions - In January 2006, we acquired 100 percent of the equity of Chipcon Group ASA (Chipcon), a leading company in the design of short-range, low-power wireless radio frequency semiconductors, based in Oslo, Norway, for $177 million in cash, net of cash acquired. The acquisition was accounted for as a purchase business combination and the results of operations of this business have been included in the Semiconductor segment of our consolidated statements of income from the date of acquisition. We also made an acquisition in the second quarter of 2006, which was not material, that was integrated into the Semiconductor business segment.

In the first quarter of 2007, we also made an asset acquisition, which was not material, that was integrated into the Semiconductor business segment.

Dispositions - In January 2006, we entered into a definitive agreement to sell substantially all of the Sensors & Controls segment to an affiliate of Bain Capital, LLC, a global private equity investment firm, for $3 billion in cash. The sale was completed on April 27, 2006. The operations and cash flows of the former Sensors & Controls business have been eliminated from our ongoing operations, and we have no significant continuing involvement in the operations of the sold business. Beginning in the first quarter of 2006, the former Sensors & Controls business was presented as a discontinued operation (see Note 2 for detailed information on discontinued operations).

Change in Capitalization - On April 2, 2007, we retired $43 million of 8.75% notes at maturity. During the second quarter of 2006, our Japan subsidiary prepaid $275 million of variable-rate bank notes.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and, except for the adoption of a change in accounting for income tax uncertainties, on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2006. The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended June 30, 2007 and 2006, and the balance sheet as of June 30, 2007, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. The consolidated balance sheet as of December 31, 2006, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2006. The results for the six-month period are not necessarily indicative of a full year's results.

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Changes in Accounting Standards - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109." We adopted the provisions of FIN 48 effective January 1, 2007 (see Note 8).

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115." SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. We have evaluated the potential impact of this standard and anticipate it will have no material impact on our financial position and results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.  This issue is effective for annual periods beginning after September 15, 2007.  Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities."  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007.  We are currently evaluating the potential impact these standards may have on our financial position and results of operations, but do not believe the impact will be material.

Also in June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, "Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." This SOP provides guidance for determining whether an entity is an investment company and also addresses when the specialized industry accounting principles of an investment company should be used by a parent company in consolidation or by an investor that applies the equity method of accounting to its investment in the entity. This SOP is effective for fiscal years beginning on or after December 15, 2007. We have evaluated the potential impact of this standard and anticipate it will have no material impact on our financial position and results of operations.

2.
Discontinued Operations. On January 9, 2006, we announced a definitive agreement to sell substantially all of the Sensors & Controls segment to an affiliate of Bain Capital, LLC, for $3 billion in cash. The sale was completed on April 27, 2006. The former Sensors & Controls business acquired by Bain Capital, LLC was renamed Sensata Technologies, Inc. (Sensata).

The results of operations of the former Sensors & Controls business are presented as discontinued operations. The following summarizes results from the discontinued operations of the former Sensors & Controls business for the periods ended June 30, 2007 and 2006, included in the consolidated statements of income.

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2007	2006	2007	2006

Net revenue	$--	$81	$--	$375
Operating costs and expenses	(4)	84	(4)	313
Income (loss) from discontinued operations, before income taxes	(4)	(3)	(4)	62
Provision for income taxes	--	--	--	23
Income (loss) from discontinued operations, net of tax	(4)	44	(4)	39

Gain on sale of discontinued operations	--	2,550	--	2,550
Provision for income taxes	--	899	--	899
Gain on sale of discontinued operations, net of tax	--	1,651	--	1,651

Total income (loss) from discontinued operations	$(4)	$1,648	$(4)	$1690

Income from discontinued operations per common share:
Basic	$--	$1.06	$--	$1.08
Diluted	$--	$1.04	$--	$1.05

Earnings per share amounts from continuing and discontinued operations may not add to net income per share due to rounding.

3.
Earnings per share. Computation of earnings per common share (EPS) for income from continuing operations, and a reconciliation between the basic and diluted basis, for the periods ended June 30, are as follows:

	For Three Months Ended June 30, 2007			For Three Months Ended June 30, 2006
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$614	1,437	$.43	$739	1,553	$.48
Dilutives:
Stock-based compensation plans	--	32		--	33
Diluted EPS	$614	1,469	$.42	$739	1,586	$.47

	For Six Months Ended June 30, 2007			For Six Months Ended June 30, 2006
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$1,130	1,439	$.79	$1,282	1,569	$.82
Dilutives:
Stock-based compensation plans	--	30		--	33
Diluted EPS	$1,130	1,469	$.77	$1,282	1,602	$.80

4.	Stock-based Compensation. We have several stock-based employee compensation plans, which are more fully described in Note 9 in our 2006 annual report on Form 10-K.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2007	2006	2007	2006

Stock-based compensation expense recognized:
COR	$13	$16	$28	$34
R&D	21	25	43	53
SG&A	35	43	$75	$88
Total	$69	$84	$146	$175

The amounts above include the impact of recognizing compensation expense related to RSUs, nonqualified stock options and stock options offered under the employee stock purchase plan. Stock-based compensation expense has not been allocated to the various segments, but is reflected in Corporate.

5.	Post-employment Benefit Plans. Components of net periodic employee benefit cost are as follows:

U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
For Three Months Ended June 30,	2007	2006	2007	2006	2007	2006
Service cost	$6	$6	$1	$1	$10	$11
Interest cost	11	12	6	6	13	11
Expected return on assets	(12)	(12)	(7)	(5)	(18)	(16)
Amortization of prior service cost	--	--	1	1	(1)	(1)
Recognized net actuarial loss	6	6	2	1	2	4
Net periodic benefit cost	$11	$12	$3	$4	$6	$9

U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
For Six Months Ended June 30,	2007	2006	2007	2006	2007	2006
Service cost	$13	$13	$2	$2	$20	$21
Interest cost	21	22	12	12	25	23
Expected return on assets	(24)	(24)	(13)	(10)	(36)	(33)
Amortization of prior service cost	--	--	1	1	(1)	(2)
Recognized net actuarial loss	11	11	4	3	5	9
Net periodic benefit cost	$21	$22	$6	$8	$13	$18

6.	Segment Data. We have two reportable operating segments: Semiconductor and Education Technology.

Segment information for continuing operations follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
Business Segment Net Revenues	2007	2006	2007	2006
Semiconductor*	$3,257	$3,505	$6,372	$6,766
Education Technology	167	192	243	265
Total net revenues	$3,424	$3,697	$6,615	$7,031

	For Three Months Ended June 30,		For Six Months Ended June 30,
Business Segment Profit (Loss)	2007	2006	2007	2006
Semiconductor*	$905	$1,032	$1,735	$1,915
Education Technology	74	84	89	98
Corporate	(170)	(163)	(335)	(342)
Profit from operations	$809	$953	$1,489	$1,671

* Semiconductor revenue in the second quarter of 2006 includes a $70 million benefit from a royalty settlement.  Semiconductor profit from operations includes a benefit of $60 million from the royalty settlement. Also included is a benefit of $57 million from a $77 million net sales tax refund that was due to the settlement of an audit of Texas sales taxes paid on various purchases over a nine year period. The $57 million effect on profit from operations is reflected as $31 million in cost of revenue, $21 million in R&D and $5 million in SG&A. The remaining $20 million of the net sales tax refund is reflected in Other income (expense) net.

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

These actions will take place throughout 2007, and when complete are expected to reduce annualized costs by about $200 million. About 500 jobs are expected to be eliminated by year end.  In total, we will take restructuring charges of approximately $55 million.

Income for the second quarter of 2007 includes a charge of $17 million related to these actions, and is primarily due to severance and benefit costs of $11 million and acceleration of depreciation on the facilities’ assets over the remaining service lives of $6 million. For the six months ending June 30, 2007, income includes a charge of $31 million, and is primarily due to severance and benefit costs of $21 million and acceleration of depreciation of $10 million.

Of the total restructuring charges for the period, $11 million ($20 million for the six months) is included in cost of revenue and $6 million ($11 million for the six months) is included in research and development expense, and are reflected in Corporate.

As of June 30, 2007, $3 million has been settled and paid to terminated employees for severance and benefits.

8.
Income Taxes. Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. As of June 30, 2007, the estimated annual effective tax rate for 2007 is about 28 percent. The effective annual tax rate for 2007 differs from the 35 percent statutory corporate tax rate due to the effects of non-U.S. tax rates, the federal research tax credit and the deduction for U.S. manufacturing.

Uncertain Tax positions - We adopted the provisions of FIN 48 effective January 1, 2007.

Through December 31, 2006, in accordance with prior standards, we assessed the ultimate resolution of uncertain tax matters as they arose and established reserves for tax contingencies when we believed an unfavorable outcome was probable and the liability could be reasonably estimated.

As of December 31, 2006, we had tax reserves of $178 million and offsets of $76 million to certain of these tax reserves. These offsets were expected to be realized primarily through procedures for relief from double taxation under applicable tax treaties with foreign tax jurisdictions or through the reduction of future tax liabilities. The net amount of the reserves and offsets was recorded primarily as a reduction of non-current deferred tax assets.

FIN 48 differs from the prior standards in that it requires companies to determine that it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements.  As a result, we reduced the tax reserves by $20 million, from $178 million to $158 million. In addition, FIN 48 requires that liabilities for uncertain tax positions be recorded as a separate liability. Therefore, we reclassified the resulting $158 million liability for uncertain tax positions from deferred tax assets to deferred credits and other liabilities.

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

The statute of limitations remains open for U.S. Federal tax returns for 1999 and following years. Our returns for the years 2000 through 2002 are the subject of an appeals proceeding and our returns for the years 2003 through 2004 are currently under audit. It is reasonably possible that both the appeals proceeding and the audit will be completed within the next twelve months. Although we are unable to estimate the range of any reasonably possible increase or decrease in uncertain tax positions from the eventual outcome of these matters, we do not anticipate it will result in a material change to our financial position or results of operations.

In foreign jurisdictions, the years open to audit represent the years still subject to the statute of limitations. Years still open to audit by foreign tax authorities in major jurisdictions include Germany (2001 onward), France (2003 onward), Japan (2000 onward) and Taiwan (2002 onward).

During the six months ended June 30, 2007, there have been no material changes in the liability for uncertain tax positions.

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

Discontinued Operation Indemnity - In connection with the sale of the former Sensors & Controls business, we have agreed to indemnify Sensata for certain specified litigation matters, as well as other liabilities, including environmental liabilities. Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are, generally, subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million. As of June 30, 2007, there were no significant liabilities recorded under these indemnification obligations.

10.	Subsequent Event. The previously announced sale of our broadband DSL customer-premises equipment semiconductor product line to Infineon Technologies AG closed on July 31, 2007.

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

Overview

Texas Instruments makes, markets and sells high-technology components; more than 50,000 customers all over the world buy our products. We have two segments: Semiconductor and Education Technology. Semiconductor is by far the larger of these segments. It accounted for 96 percent of our revenue in 2006, and historically it averages a higher growth rate than Education Technology, although the semiconductor market is characterized by wide swings in growth rates from year to year. We were the world’s third-largest semiconductor company in 2006 as measured by revenue, according to iSuppli Corporation, an industry analyst.

In our Semiconductor segment, we focus primarily on technologies that make it possible for a variety of consumer and industrial electronic equipment to process both analog and digital signals in real time. These technologies are known as analog semiconductors and digital signal processors, or DSPs, and together they account for about three-fourths of our Semiconductor revenue. Almost all of today’s electronic equipment requires some form of analog or digital signal processing.

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

We strive to keep improving performance. One example of that effort is by changing how we develop advanced digital manufacturing process technology. Instead of separately creating our own process technology, we work collaboratively with our foundry suppliers to specify and drive the next generations of digital process technology, and will continue making products on these processes in our world-class factories. We expect that our 32-nanometer manufacturing process will be the first process technology developed entirely through this new collaboration. This is a natural extension of our existing relationships with foundries that will increase our R&D efficiency and our capital efficiency while maintaining our responsiveness to customers. Also, in 2007 we will stop production at an older digital factory and move its manufacturing equipment into several of our analog factories to support greater analog output.

These changes are being made throughout 2007 and, when complete, are expected to reduce costs by about $200 million annually. As a result of these changes, about 500 jobs are expected to be reduced by year end. In total, we expect to incur restructuring charges of approximately $55 million. These restructuring charges were $17 million in the second quarter and $31 million year-to-date (see Note 7 to the Financial Statements for additional information).

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

We operate in a number of tax jurisdictions and are subject to several types of taxes including those based on income, capital, property and payroll, and sales and other transactional taxes. The timing of the final determination of our tax liabilities varies among these jurisdictions and their taxing authorities. As a result, during any particular reporting period, we might reflect (in either income before income taxes, the provision for income taxes, or both) one or more tax refunds or assessments, or changes to tax liabilities, involving one or more taxing authorities (see Notes 1 and 8 to the Financial Statements for a discussion of the effects of adopting Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”).

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

Second-Quarter 2007 Results

Revenue was $3.42 billion for the second quarter of 2007. Revenue increased 7 percent compared with the prior quarter as demand for our semiconductor products began to rebound following an inventory correction in the semiconductor market. Growth also benefited from a seasonal increase in demand for our graphing calculator products. Revenue decreased 7 percent compared with the year-ago quarter primarily due to lower demand across a broad range of products, and to a lesser extent, a royalty settlement in the year-ago quarter of $70 million.

Earnings per share (EPS) were $0.42. This was a $0.07, or 20 percent, increase from the prior quarter and a $0.05 decrease from the year-ago quarter. In the year-ago quarter, financial results included EPS benefits of $0.03 from a sales tax refund and $0.02 associated with a favorable royalty settlement, both of which are discussed in more detail below under Details of Financial Results.

Our attention to customers and growing focus on analog continue to help us deliver stronger financial results. Moreover, we see even greater opportunities ahead as the market regains momentum. With our broad product portfolio, spanning both analog and digital signal processing technologies, we are in a unique position to support customers working on hundreds of electronics applications across the globe. We also see potential to expand our margins, and we recently raised our profitability goals to 55 percent gross margin and 30 percent operating margin. We expect to meet these goals within the next few years.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	June 30, 2007	Mar. 31, 2007	June 30, 2006

Net revenue	$3,424	$3,191	$3,697
Cost of revenue (COR)	1,640	1,554	1,790
Gross profit	1,784	1,637	1,907
Research and development (R&D)	551	552	536
Selling, general and administrative (SG&A)	424	405	418
Total operating costs and expenses	2,615	2,511	2,744
Profit from operations	809	680	953
Other income (expense) net	56	39	86
Income from continuing operations before income taxes	865	719	1,039
Provision for income taxes	251	203	300
Income from continuing operations	614	516	739
Income (loss) from discontinued operations, net of income taxes	(4)	--	1,648
Net income	$610	$516	$2,387

Basic earnings per common share:
Income from continuing operations	$.43	$.36	$.48
Net income	$.42	$.36	$1.54

Diluted earnings per common share:
Income from continuing operations	$.42	$.35	$.47
Net income	$.42	$.35	$1.50

Average shares outstanding (millions):
Basic	1,437	1,442	1,553
Diluted	1,469	1,470	1,586

Cash dividends declared per share of common stock	$.08	$.04	$.03

Percentage of revenue:

Gross profit	52.1%	51.3%	51.6%
R&D	16.1%	17.3%	14.5%
SG&A	12.4%	12.7%	11.3%
Operating profit	23.6%	21.3%	25.8%

Details of Financial Results

Gross profit for the second quarter was $1.78 billion. This was an increase of $147 million from the prior quarter due to higher revenue and a decrease of $123 million from the year-ago quarter due to the combination of the royalty settlement and the sales tax refund in the year-ago quarter, and to a lesser extent, lower revenue. As a percentage of revenue, gross profit for the second quarter improved 80 basis points to a record 52.1 percent compared with 51.3 percent for the prior quarter and 51.6 percent for the year-ago quarter.

As previously mentioned, in the second quarter of 2006 we received a royalty settlement and net sales tax refund. The royalty settlement was included in Semiconductor revenue. The net sales tax refund was due to the settlement of an audit of Texas sales taxes paid on various purchases over a nine-year period.

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

R&D expense for the second quarter of 2007 was $551 million. This was about even with the prior quarter and an increase of $15 million from the year-ago quarter due to the favorable impact of the sales tax refund a year ago.

SG&A expense for the second quarter was $424 million. This was an increase of $19 million from the prior quarter due to higher compensation-related expenses and, to a lesser extent, seasonally higher marketing expenses for graphing calculators. SG&A expense was about even with the year-ago quarter.

Operating profit for the second quarter was $809 million, or 23.6 percent of revenue. This was an increase of $129 million from the prior quarter due to higher gross profit in both of our segments. Operating margin grew by 230 basis points sequentially, as we kept operating expense growth below the level of revenue growth. Compared with the year-ago quarter, operating profit decreased $144 million from the year-ago quarter primarily due to the combination of the royalty settlement and the sales tax refund in the year-ago quarter.

OI&E was $56 million. Other income increased $16 million from the prior quarter primarily due to the impairment of an investment in the prior quarter. Other income declined $32 million from a year ago due about equally to the benefit associated with the sales tax refund in the year-ago quarter and lower interest income. Additionally, with the retirement of our remaining debt in April of this year, interest expense in the quarter was zero. It was $1 million in the prior quarter and $2 million in the year-ago quarter.

As of June 30, 2007, the effective annual tax rate for continuing operations in 2007 is expected to be about 28 percent (see Note 8 to the Financial Statements for additional information).

Quarterly income taxes are calculated using an estimate of the effective tax rate for the full year. The tax provision for continuing operations for the second quarter was $251 million, compared with $203 million in the prior quarter and $300 million in the year-ago quarter. The increase in the tax provision from the prior quarter is due to an increase in income before income taxes. Compared with the year-ago quarter, the tax provision decreased due to lower income before income taxes.

Income from continuing operations for the second quarter was $614 million, or $0.42 per share, compared with $516 million, or $0.35 per share, for the prior quarter and $739 million, or $0.47 per share, for the year-ago quarter. The year-ago quarter included a $0.03 per-share benefit from the sales tax refund and a $0.02 per-share benefit from the royalty settlement. As a result of our share repurchases over the past twelve months, average diluted shares outstanding decreased by 117 million shares, increasing earnings per share by $0.03.

Income from discontinued operations in the year-ago quarter was $1.65 billion, or $1.04 per share, due to the gain on the sale of our former Sensors & Controls business.

Net income, which includes continuing and discontinued operations, was $610 million, or $0.42 per share in the second quarter, compared with $2.39 billion, or $1.50 per share, in the year-ago quarter.

Orders in the second quarter were $3.45 billion. This was an increase of $247 million, or 8 percent, from the prior quarter due to higher demand for semiconductor products and, to a lesser extent, seasonally stronger demand for calculators. Orders declined $455 million from the year-ago quarter due to lower demand for semiconductor products that more than offset a $50 million increase in demand for calculators.

Semiconductor

Semiconductor revenue in the second quarter was $3.26 billion. This was an increase of 5 percent from the prior quarter due to increased shipments resulting from higher demand for DSP, DLP® and analog products. Compared with a year ago, revenue decreased 7 percent as increased shipments resulting from higher demand for high-performance analog products were more than offset by declines in shipments resulting from lower demand across a broad range of other products.

Analog product revenue of $1.27 billion in the second quarter increased 2 percent from the prior quarter due to increased shipments resulting from higher demand for our high-performance analog products. Compared with the year-ago quarter, analog revenue decreased 3 percent as a decline in revenue from analog products used in cell phone applications more than offset gains in high-performance analog revenue. Revenue from high-performance analog products increased 6 percent from the prior quarter and increased 11 percent from a year ago.

DSP product revenue of $1.24 billion was up 7 percent from the prior quarter due to increased shipments resulting from higher demand for products used in cell phone applications. DSP product revenue declined 5 percent from a year ago due to decreased shipments resulting from lower demand for a broad range of products.

Remaining Semiconductor revenue of $746 million in the second quarter was 5 percent higher than the prior quarter primarily due to increased shipments resulting from growth in demand for DLP products and, to a lesser extent, standard logic products. Revenue from sales of microcontrollers and reduced instruction-set computing (RISC) microprocessors were about even with the prior quarter while royalties declined.

Remaining Semiconductor revenue decreased 17 percent from the year-ago quarter primarily due to decreased shipments resulting from lower demand for, in decreasing order, RISC microprocessor products, DLP products and standard logic products. The royalty settlement in the year-ago quarter also contributed to the decline. Revenue from sales of microcontrollers were about even with the year-ago quarter.

On an end-equipment basis, revenue in the second quarter from products for wireless applications increased 6 percent sequentially and decreased 8 percent from a year ago. The sequential growth was driven mostly by products sold into 3G high-end cell phones. The decline from a year ago was due to lower sales of OMAP application processors in the Japan market where a significant planned customer inventory build was underway in the year-ago quarter. Wireless infrastructure revenue declined sequentially although it increased from a year ago. The sequential decline primarily reflected continued inventory reductions in the 3G infrastructure markets.

Although the cell phone market is undergoing changes, we remain confident in the strength of our position within that market. For example, we recently announced a significant expansion of our long-standing relationship with LM Ericsson Telephone Company that will result in our combining 3G modem technology from Ericsson mobile platforms with our OMAP applications processors. We expect that handsets using solutions from this engagement will be available on the market in the second half of 2008 and the revenue will ramp over time. However, we anticipate the wireless market will undoubtedly remain noisy in the months ahead, as original equipment manufacturers continue to diversify their chip suppliers. In the end we believe that we offer a combination of technologies and customer focus that is unmatched, and will enable us to continue to thrive in the market for wireless applications, as our renewed engagement with Ericsson demonstrates.

In DLP products, second-quarter revenue increased 21 percent sequentially due to increased shipments resulting from higher demand following a customer inventory correction in the prior quarter. Revenue declined 11 percent from a year ago primarily due to decreased shipments resulting from lower demand for products for high-definition televisions.

Semiconductor gross profit in the second quarter was $1.71 billion, or 52.5 percent of revenue, an increase of $82 million from the prior quarter due to higher revenue. Gross profit declined $105 million from the year-ago quarter due to the combination of the royalty settlement and the sales tax refund in the year-ago quarter, and to a lesser extent, lower revenue.

Semiconductor operating profit in the second quarter was $905 million, or 27.8 percent of revenue, an increase of $74 million from the prior quarter due to higher gross profit. Operating profit declined $127 million from the year-ago quarter primarily due to the royalty settlement and the sales tax refund in the year-ago quarter.

Semiconductor orders were $3.25 billion. This was an increase of 6 percent from the prior quarter due to higher demand across a broad range of analog and DSP products. Orders declined 13 percent from the year-ago quarter due to lower demand across a broad range of products.

Education Technology

Education Technology revenue in the second quarter was $167 million. This was an increase of $91 million from the prior quarter as shipments increased from retail demand for calculators in preparation for the back-to-school season. Revenue decreased $25 million from the year-ago quarter, as some major retailers delayed stocking calculator inventory until the third quarter, closer to the start of the school year.

Education Technology gross profit was $109 million, or a record 65.1 percent of revenue. This was up $64 million from the prior quarter due to higher revenue. Gross profit decreased $10 million from the year-ago quarter due to lower revenue.

Education Technology operating profit was $74 million, or 44.1 percent of revenue. This was an increase of $58 million from the prior quarter due to higher gross profit. It was a decrease of $10 million from the year-ago quarter due to lower gross profit.

First Six Months of 2007 Results

For the first six months of 2007, we report the following:

Revenue of $6.62 billion decreased $416 million or 6 percent from the year-ago period primarily due to decreased shipments resulting from lower demand for a broad range of products, and to a lesser extent, the $70 million royalty settlement in the year-ago quarter.

Gross profit for the first six months of 2007 was $3.42 billion compared with $3.58 billion in the year-ago period due to lower revenue in Semiconductor. Gross profit margin was 51.7 percent of revenue compared with 50.9 percent in the year-ago period.

R&D expense for the first six months of 2007 of $1.10 billion increased 3 percent compared with the year-ago period due to the sales tax refund in the second quarter of 2006, and to a lesser extent, increased product development costs in the first six months of 2007, primarily for wireless applications. R&D expense as a percent of revenue was 16.7 percent, compared with 15.2 percent in the year-ago period.

SG&A expense for the first six months of 2007 was $828 million, about even with $839 million in the year-ago period. SG&A expense as a percent of revenue was 12.5 percent compared with 11.9 percent in the year-ago period.

Operating profit for the first six months of 2007 was $1.49 billion, or 22.5 percent of revenue, compared with $1.67 billion, or 23.8 percent of revenue, in the year-ago period. The decrease was due to lower gross profit.

OI&E for the first six months of 2007 was $95 million.  Other income decreased $44 million from the first six months of 2006, primarily due to the combination of lower interest income and the prior period sales tax refund. Additionally, with the retirement of our remaining debt in April of 2007, interest expense in the first six months of 2007 was $1 million compared with $5 million in the year-ago period.

The tax provision for continuing operations for the first six months of 2007 was $454 million, compared with $524 million in the same period of 2006. The decrease was due to lower income before income taxes.

Income from continuing operations for the first six months of 2007 was $1.13 billion compared with $1.28 billion for 2006. Earnings per share from continuing operations were $0.77 per share compared with $0.80 per share in the year-ago period. As a result of our share repurchases, average diluted shares outstanding decreased by 133 million shares from the prior period, increasing earnings per share by $0.06.

Income from discontinued operations for the first six months of 2006, which includes the $1.65 billion gain from the sale of our former Sensors & Controls business in the second quarter, was $1.69 billion or $1.05 per share.

Net income for the first six months of 2007 was $1.13 billion compared with $2.97 billion in the year-ago period.
Orders of $6.66 billion were down 11 percent from the year-ago period, reflecting lower demand for Semiconductor products.

Semiconductor

Semiconductor revenue in the first six months of 2007 was $6.37 billion, compared with $6.77 billion for the year-ago period, primarily due to decreased shipments resulting from lower demand for a broad range of products, and to a lesser extent, the $70 million royalty settlement in the year-ago period.

Gross profit for the first six months of 2007 was $3.34 billion, or 52.4 percent of revenue, compared with $3.47 billion, or 51.3 percent of revenue, in the year-ago period. The decrease was primarily due to lower revenue.

Semiconductor operating profit for the first six months of 2007 was $1.74 billion, or 27.2 percent of revenue, down from $1.92 billion, or 28.3 percent of revenue, in the year-ago period primarily due to lower gross profit.

Semiconductor orders for the first six months of 2007 were $6.33 billion compared with $7.18 billion for the year-ago period, reflecting lower demand across a broad range of products.

Education Technology

Education Technology revenue was $243 million for the first six months of 2007 compared with $265 million for the year-ago period, as shipments decreased because some major retailers delayed stocking calculator inventory in 2007 until the third quarter, closer to the start of the school year.

Gross profit for the first six months of 2007 was $154 million, or 63.2 percent of revenue, compared with $160 million, or 60.2 percent of revenue in the year-ago period, due to lower revenue.

Operating profit for the first six months of 2007 was $89 million, or 36.7 percent of revenue, compared with $98 million, or 36.8 percent of revenue in the year-ago period, primarily due to lower gross profit.

Financial Condition

Total cash (cash and cash equivalents plus short-term investments) was $3.58 billion at the end of the second quarter. This was a decrease of $136 million from year-end 2006. In the last twelve months, we used $4.42 billion to repurchase 143 million shares of common stock and paid $278 million in dividends.

Accounts receivable were $1.90 billion at the end of the second quarter, an increase of $123 million from year-end 2006, due to seasonably higher Education Technology receivables. Days sales outstanding were 50 at the end of the second quarter compared with 46 at the end of 2006.

Inventory was $1.42 billion at the end of the second quarter. This was a decrease of $13 million from the end of 2006, as we reduced inventory, especially of products used in wireless applications. This was partially offset by planned replenishment of long-lived, high-performance analog product inventory and seasonally higher Education Technology inventory. Days of inventory at the end of the second quarter were 78 compared with 75 at the end of 2006 as inventory decreased at a slower rate than cost of revenue.

Capital expenditures for the first six months of 2007 were $353 million. This was a decrease of $429 million from the year-ago period due to lower expenditures for semiconductor manufacturing equipment.

Depreciation for the first six months of 2007 was $508 million. This was a decrease of $29 million from the year-ago period.

Even with declining revenue in the first six months of 2007, depreciation was only 8 percent of revenue and capital expenditures were 5 percent of revenue, reflecting the increasing focus of our capital expenditures on analog products and our strategy of outsourcing much of our advanced digital production.

Liquidity and Capital Resources

Cash flow from operations for the first six months of 2007 was $1.45 billion compared with $1.19 billion for the year-ago period. Lower levels of cash provided by income from continuing operations for the first six months of 2007 compared with the same period of 2006 were more than offset by reduced working capital requirements, particularly for inventory, accounts receivable and income taxes.

Net cash used in investing activities was $171 million for the first six months of 2007 compared with net cash provided by investing activities of $2.09 billion for the same period a year ago. This difference was due to the $2.99 billion in cash proceeds we received from the sale of the former Sensors & Controls business in the first six months of 2006, partially offset by the lower levels of capital expenditures and cash used for acquisitions in 2007.

For the first six months of 2007, net cash used in financing activities was $1.20 billion compared with $2.82 billion in the year-ago period, as we continued our common stock repurchases and retired debt. We used $1.60 billion of cash to repurchase 50 million shares of common stock in the first six months of 2007 compared with $2.48 billion used to repurchase 79 million shares of common stock in the year-ago period. The $173 million in dividends paid on our common stock in the first six months of 2007, compared with $95 million in the year-ago period, reflected increases in our regular quarterly cash dividend rate on common stock since the year-ago period. This higher dividend rate is partially offset by a lower number of shares outstanding. In April 2007, we retired $43 million of outstanding 8.75% notes upon maturity. The exercise of stock options by employees for shares of TI stock is also reflected in cash from financing activities. For the first six months of 2007 such exercises provided $528 million compared to $279 million for the same period a year ago.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, authorized stock repurchases, dividend payments and other business requirements for at least the next 12 months.

The previously announced sale of our broadband DSL customer-premises equipment semiconductor product line to Infineon Technologies AG closed on July 31, 2007.

In 2007, we expect: an annual effective tax rate of about 28 percent; R&D expense of about $2.2 billion, capital expenditures of about $0.9 billion and depreciation of about $1.0 billion.

Long-term Contractual Obligations

As a result of the adoption of FIN 48, we have recorded a $158 million liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented in our 2006 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Notes 1 and 8 to the Financial Statements for additional discussion).

Changes in Accounting Standards

See Note 1 to the Financial Statements for detailed information regarding the status of new accounting standards that are not yet effective for us.

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

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding the Registrant’s purchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 through April 30, 2007	6,625,000	$31.67	6,625,000		$4,461,398,439
May 1 through May 31, 2007	1,834,609	$34.97	1,834,609		$4,397,234,043
June 1 through June 30, 2007	16,001,000	$37.21	16,001,000		$3,801,895,064
Total	24,460,609	$35.54	24,460,609	(2)(3)	$3,801,895,064	(3)

(1)
All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2006. No expiration date has been specified for this authorization.

(2)
All purchases were made through open-market purchases except for 40,000 shares that were acquired in May and 20,000 shares that were acquired in June. The purchases of these 60,000 shares were made through a privately negotiated forward purchase contract with a non-affiliated financial institution. The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)
Includes the purchase of 4,200,000 shares for which trades were settled in the first three business days of July 2007 for $159 million. The table does not include the purchase of 1,050,000 shares pursuant to orders placed in the first quarter, for which trades were settled in the first three business days of the second quarter for $32 million. The purchase of these shares was reflected in this item in our report on Form 10-Q for the quarter ended March 31, 2007.

ITEM 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on April 19, 2007, the stockholders elected TI’s Board of Directors and voted upon one Board proposal contained within our Proxy Statement dated March 9, 2007.

The Board nominees were elected with the following vote:

Nominee	For	Against	Abstentions (Other Than Broker Non- Votes)	Broker-Non Votes

James R. Adams	1,205,168,881	29,560,127	10,793,434	--
David L. Boren	1,168,921,990	66,689,286	9,911,168	--
Daniel A. Carp	1,002,884,333	230,864,907	11,773,209	--
Carrie S. Cox	1,218,612,509	17,033,185	9,876,748	--
Thomas J. Engibous	1,206,738,255	29,097,286	9,686,902	--
David R. Goode	1,207,215,317	28,341,905	9,965,222	--
Pamela H. Patsley	1,213,641,842	22,011,235	9,869,367	--
Wayne R. Sanders	1,213,451,860	22,163,990	9,906,594	--
Ruth J. Simmons	1,002,860,699	230,961,590	11,700,155	--
Richard K. Templeton	1,205,544,916	30,106,847	9,870,681	--
Christine Todd Whitman	1,002,546,322	231,329,619	11,646,503	--

The Board proposal was approved with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non-Votes)	Broker Non-Votes

Board proposal to ratify the appointment of Ernst & Young LLP as the company's independent registered public accounting firm	1,218,858,331	17,402,769	9,261,644	--

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

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

Date: August 1, 2007