Form 10-Q
period 2007-09-30
TEXAS INSTRUMENTS INC
filed 2007-11-01
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

972-995-3773
(Registrant’s telephone number, including area code)

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

1,398,206,770
Number of shares of Registrant’s common stock outstanding as of
September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2007	2006	2007	2006

Net revenue	$3,663	$3,761	$10,279	$10,792

Operating costs and expenses:
Cost of revenue (COR)	1,679	1,829	4,873	5,281
Research and development (R&D)	542	570	1,646	1,639
Selling, general and administrative (SG&A)	429	432	1,259	1,271
Total	2,650	2,831	7,778	8,191
Profit from operations	1,013	930	2,501	2,601
Other income (expense) net	53	54	149	188
Income from continuing operations before income taxes	1,066	984	2,650	2,789
Provision for income taxes	308	298	762	821
Income from continuing operations	758	686	1,888	1,968
Income from discontinued operations, net of income taxes	18	16	14	1,705
Net income	$776	$702	$1,902	$3,673

Basic earnings per common share:
Income from continuing operations	$.54	$.46	$1.32	$1.27
Net income	$.55	$.47	$1.33	$2.37

Diluted earnings per common share:
Income from continuing operations	$.52	$.45	$1.29	$1.24
Net income	$.54	$.46	$1.30	$2.32

Average shares outstanding (millions):
Basic	1,417	1,506	1,432	1,548
Diluted	1,448	1,537	1,462	1,580

Cash dividends declared per share of common stock	$.08	$.03	$.20	$.09

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2007	2006	2007	2006

Income from continuing operations	$758	$686	$1,888	$1,968

Other comprehensive income (loss):

Changes in available-for-sale investments:
Adjustments, net of tax	2	11	2	4
Reclassification of recognized transactions, net of tax	--	--	(1)	--

Unrecognized net actuarial loss of defined benefit plans:
Adjustments, net of tax	(10)	--	58	--
Reclassification of recognized transactions, net of tax	5	--	18	--

Unrecognized prior service cost of defined benefit plans:
Adjustments, net of tax	3	--	2	--

Minimum pension liability:
Adjustments, net of tax	--	33	--	32

Total	--	44	79	36

Total from continuing operations	758	730	1,967	2,004

Income from discontinued operations	18	16	14	1,705

Total comprehensive income	$776	$746	$1,981	$3,709

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$807	$1,183
Short-term investments	2,862	2,534
Accounts receivable, net of allowances of ($30) and ($26)	2,023	1,774
Raw materials	102	105
Work in process	934	930
Finished goods	414	402
Inventories	1,450	1,437
Deferred income taxes	702	741
Prepaid expenses and other current assets	209	181
Assets of discontinued operations	--	4
Total current assets	8,053	7,854
Property, plant and equipment at cost	7,597	7,751
Less accumulated depreciation	(3,916)	(3,801)
Property, plant and equipment, net	3,681	3,950
Equity and other long-term investments	265	287
Goodwill	796	792
Acquisition-related intangibles	108	118
Deferred income taxes	425	601
Capitalized software licenses, net	242	188
Overfunded retirement plans	77	58
Other assets	77	82
Total assets	$13,724	$13,930

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable and current portion of long-term debt	$--	$43
Accounts payable	644	560
Accrued expenses and other liabilities	1,092	1,029
Income taxes payable	152	284
Accrued profit sharing and retirement	143	162
Total current liabilities	2,031	2,078
Underfunded retirement plans	95	208
Deferred income taxes	27	23
Deferred credits and other liabilities	434	261
Total liabilities	2,587	2,570

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: 2007 – 1,739,579,782; 2006 – 1,739,108,694	1,740	1,739
Paid-in capital	853	885
Retained earnings	19,172	17,529
Less treasury common stock at cost: Shares: 2007 – 341,373,012; 2006 – 289,078,450	(10,344)	(8,430)
Accumulated other comprehensive income (loss), net of tax	(284)	(363)
Total stockholders’ equity	11,137	11,360
Total liabilities and stockholders’ equity	$13,724	$13,930

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)

	For Nine Months Ended Sept. 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,902	$3,673
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Income from discontinued operations	(14)	(1,705)
Depreciation	770	803
Stock-based compensation	212	254
Amortization of capitalized software	73	85
Amortization of acquisition-related intangibles	38	46
(Gains) losses on sales of assets	(39)	--
Deferred income taxes	30	(123)
Increase (decrease) from changes in:
Accounts receivable	(244)	(431)
Inventories	(21)	(302)
Prepaid expenses and other current assets	(13)	(81)
Accounts payable and accrued expenses	97	104
Income taxes payable	245	(560)
Accrued profit sharing and retirement	(19)	(2)
Change in funded status of retirement plans and accrued retirement costs	(13)	(116)
Other	(21)	(30)
Net cash provided by operating activities of continuing operations	2,983	1,615

Cash flows from investing activities:
Additions to property, plant and equipment	(505)	(1,058)
Proceeds from sales of assets	61	2,986
Purchases of cash investments	(4,241)	(5,546)
Sales and maturities of cash investments	3,914	6,909
Purchases of equity investments	(26)	(33)
Sales of equity and other long-term investments	9	9
Acquisitions, net of cash acquired	(31)	(205)
Net cash (used in) provided by investing activities of continuing operations	(819)	3,062

Cash flows from financing activities:
Payments on loans and long-term debt	(43)	(586)
Dividends paid	(287)	(141)
Sales and other common stock transactions	694	361
Excess tax benefit from stock option exercises	106	85
Stock repurchases	(3,008)	(4,172)
Net cash used in financing activities of continuing operations	(2,538)	(4,453)

Cash flows from discontinued operations:
Operating Activities	--	7
Investing Activities	--	(16)
Net cash used in discontinued operations	--	(9)

Effect of exchange rate changes on cash	(2)	1
Net (decrease) increase in cash and cash equivalents	(376)	216
Cash and cash equivalents, January 1	1,183	1,214
Cash and cash equivalents, Sept. 30	$807	$1,430

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

In the first and third quarters of 2007, we also made acquisitions, including an asset acquisition, which were not material.  These acquisitions were integrated into the Semiconductor business segment.

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

On July 31, 2007, we completed the sale of our broadband digital subscriber line (DSL) customer-premises equipment semiconductor product line to Infineon Technologies AG for $61 million and recognized in cost of revenue a gain of $39 million.  Contingent consideration of up to $16 million may be received or may be required to be refunded, depending upon the levels of revenue generated by this product line subsequent to the closing date, which could increase or decrease the gain on sale. The resolution of the contingent consideration will be concluded by the third quarter of 2008.

Change in Capitalization - On April 2, 2007, we retired $43 million of 8.75% notes at maturity.  During the second quarter of 2006, our Japan subsidiary prepaid $275 million of variable-rate bank notes.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and, except for the adoption of a change in accounting for income tax uncertainties, on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended September 30, 2007 and 2006, and the balance sheet as of September 30, 2007, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2006, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2006. The results for the nine-month period are not necessarily indicative of a full year's results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Changes in Accounting Standards - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109.”  We adopted the provisions of FIN 48 effective January 1, 2007 (see Note 8).

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. We have evaluated the potential impact of this standard and anticipate it will have no material impact on our financial position and results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.  This issue is effective for annual periods beginning after September 15, 2007.  Also in June 2007, the EITF ratified EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense.  This issue is effective for fiscal years beginning after December 15, 2007.  We  have evaluated the potential impact of these standards and anticipate they will have no material impact on our financial position and results of operations.

2.	Discontinued Operations. As discussed in Note 1, we sold substantially all of the Sensors & Controls segment in 2006.

The results of operations of the former Sensors & Controls business (which was renamed Sensata Technologies, Inc. (Sensata)) are presented as discontinued operations.  The following summarizes results from the discontinued operations of the former Sensors & Controls business for the periods ended September 30, 2007 and 2006, included in the consolidated statements of income.

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2007	2006	2007	2006

Net revenue	$--	$--	$--	$375
Operating costs and expenses	1	12	5	324
Income (loss) from discontinued operations, before income taxes	(1)	(12)	(5)	51
Provision (benefit) for income taxes	(2)	(3)	(2)	21
Income (loss) from discontinued operations, net of tax	1	(9)	(3)	30

Gain on sale of discontinued operations	--	5	--	2,554
Provision (benefit) for income taxes	(17)	(20)	(17)	879
Gain on sale of discontinued operations, net of tax	17	25	17	1,675

Total income from discontinued operations	$18	$16	$14	$1,705

Income from discontinued operations per common share:
Basic	$0.01	$0.01	$0.01	$1.10
Diluted	$0.01	$0.01	$0.01	$1.08

Earnings per share amounts from continuing and discontinued operations may not add to net income per share due to rounding.

Gain on sale of discontinued operations net of income taxes in the third quarter of 2007 includes an income tax benefit related to a reduction of a state tax liability associated with the sale.

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

3.
Earnings per share.  Computation of earnings per common share (EPS) for income from continuing operations, and reconciliation between the basic and diluted basis, for the periods ended September 30, are as follows:

	For Three Months Ended Sept. 30, 2007			For Three Months Ended Sept. 30, 2006
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$758	1,417	$.54	$686	1,506	$.46
Dilutives:
Stock-based compensation plans	--	31		--	31
Diluted EPS	$758	1,448	$.52	$686	1,537	$.45

	For Nine Months Ended Sept. 30, 2007			For Nine Months Ended Sept. 30, 2006
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$1,888	1,432	$1.32	$1,968	1,548	$1.27
Dilutives:
Stock-based compensation plans	--	30		--	32
Diluted EPS	$1,888	1,462	$1.29	$1,968	1,580	$1.24

4.	Stock-based Compensation. We have several stock-based employee compensation plans, which are more fully described in Note 9 in our 2006 annual report on Form 10-K.

The stock-based compensation expense recognized in the periods presented is as follows:

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Stock-based compensation expense recognized:
COR	$12	$15	$40	$49
R&D	20	24	63	77
SG&A	34	40	109	128
Total	$66	$79	$212	$254

The amounts above include the impact of recognizing compensation expense related to RSUs, nonqualified stock options and stock options offered under the employee stock purchase plan.  Stock-based compensation expense has not been allocated to the various segments, but is reflected in Corporate.

5.	Post-employment Benefit Plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended Sept. 30,	2007	2006	2007	2006	2007	2006

Service cost	$6	$6	$1	$1	$10	$11
Interest cost	11	12	6	6	13	11
Expected return on plan assets	(12)	(12)	(7)	(5)	(18)	(17)
Amortization of prior service cost	--	--	1	1	(1)	(1)
Recognized net actuarial loss	4	5	1	1	2	3
Net periodic benefit cost	$9	$11	$2	$4	$6	$7

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended Sept. 30,	2007	2006	2007	2006	2007	2006

Service cost	$18	$20	$3	$3	$30	$32
Interest cost	32	34	19	18	38	34
Expected return on plan assets	(35)	(35)	(20)	(16)	(54)	(49)
Amortization of prior service cost	--	--	2	2	(2)	(2)
Recognized net actuarial loss	16	15	5	5	7	11
Net periodic benefit cost	$31	$34	$9	$12	$19	$26

6.	Segment Data. We have two reportable operating segments: Semiconductor and Education Technology.

Segment information for continuing operations is as follows:

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
Segment Net Revenue	2007	2006	2007	2006

Semiconductor *	$3,461	$3,579	$9,833	$10,345
Education Technology	202	182	446	447
Total net revenues	$3,663	$3,761	$10,279	$10,792

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
Segment Profit (Loss)	2007	2006	2007	2006

Semiconductor *	$1,031	$1,008	$2,766	$2,923
Education Technology	99	83	188	181
Corporate**	(117)	(161)	(453)	(503)
Profit from operations	$1,013	$930	$2,501	$2,601

* Year-to-date 2006 Semiconductor revenue includes a $70 million benefit from a royalty settlement.  Semiconductor profit from operations includes a benefit of $60 million from the royalty settlement.  Year-to-date 2006 Semiconductor profit also includes a benefit of $57 million from a $77 million net sales tax refund that was due to the settlement of an audit of Texas sales taxes paid on various purchases over a nine year period.  The $57 million effect on profit from operations is reflected as $31 million in cost of revenue, $21 million in R&D and $5 million in SG&A.  The remaining $20 million of the net sales tax refund is reflected in Other income (expense) net in Corporate, and therefore is not included in this table.

**Corporate includes a gain on the sale of our semiconductor product line for broadband DSL customer-premises equipment of $39 million in the third quarter of 2007 in cost of revenue.

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

These actions are taking place throughout 2007, and when complete are expected to reduce annualized costs by about $200 million. About 500 jobs are expected to be eliminated by year end.  In total, we will take restructuring charges of approximately $55 million.

Income for the third quarter of 2007 includes a charge of $15 million related to these actions, and consists of severance and benefit costs of $7 million and acceleration of depreciation on the facilities’ assets over the remaining service lives of $8 million.  For the nine months ending September 30, 2007, income includes a charge of $46 million, and consists of severance and benefit costs of $27 million and acceleration of depreciation of $19 million.

Of the total restructuring charges for the period, $13 million ($32 million for the nine months) is included in cost of revenue; $2 million ($13 million for the nine months) is included in research and development expense; and $1 million for the nine months is included in SG&A.  All amounts are reflected in Corporate.

As of September 30, 2007, $6 million has been settled and paid to terminated employees for severance and benefits.

8.
Income Taxes.  Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. As of September 30, 2007, the estimated annual effective tax rate for 2007 is about 29 percent.  The effective annual tax rate for 2007 differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates, the federal research tax credit and the deduction for U.S. manufacturing.

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

FIN 48 differs from the prior standards in that it requires companies to determine that it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements.  As a result, we reduced the tax reserves by $20 million, from $178 million to $158 million as of January 1, 2007. In addition, FIN 48 requires that liabilities for uncertain tax positions be recorded as a separate liability. Therefore, we reclassified the resulting $158 million liability for uncertain tax positions from deferred tax assets to deferred credits and other liabilities.

As a result of the reduction in the liability for uncertain tax positions, we recorded a $9 million decrease in the amount of accrued interest expense as of January 1, 2007.  Our policy continues to be to recognize accrued interest related to uncertain tax positions and penalties as components of Other income (expense) net.

The decrease in tax reserves and the decrease in accrued interest expense both resulted in an increase to the January 1, 2007, balance of retained earnings, as required by the adoption of FIN 48.

Of the $158 million liability for uncertain tax positions as of January 1, 2007, $139 million represented tax positions that, if recognized, would impact the effective tax rate. If these tax positions were recognized, $58 million of the $76 million deferred tax assets primarily related to the procedures for relief from double taxation (as described above) would also be recognized.

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

As a result of preliminary examination findings during the third quarter of 2007, we reduced our uncertain tax positions.  These reductions were reflected as net discrete tax benefits in our current period tax provision.  Although we are unable to estimate the range of any reasonably possible increase or decrease in uncertain tax positions from the eventual outcome of the years currently under audit or appeal, we do not anticipate it will result in a material change to our financial position or results of operations.  The liability for uncertain tax positions was $129 million as of September 30, 2007.

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

Discontinued Operation Indemnity – In connection with the sale of the former Sensors & Controls business, we have agreed to indemnify Sensata for certain specified litigation matters, as well as other liabilities, including environmental liabilities.  Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are, generally, subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million. As of September 30, 2007, there were no significant liabilities recorded under these indemnification obligations.

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

Our DSP portfolio includes custom, application-specific and standard products.  Custom products are designed for specific, individual customers with very high volumes in established markets.  Application-specific products are designed for use by multiple customers in established and emerging markets such as wireless basestations, medical equipment and security systems.  Standard DSP products are sold into a broad range of applications and seed the next generation of signal-processing innovation.  We are the world’s largest supplier of DSPs.

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

The semiconductor market is characterized by constant and typically incremental innovation in product design and manufacturing technologies.  We make significant investments in research and development (R&D).  Typically, products resulting from our R&D investments in the current period do not contribute materially to revenue in that period, but should benefit us in future years.  In general, new semiconductor products are shipped in limited quantities initially and will then ramp into higher volumes over time.  Prices and manufacturing costs tend to decline over time.

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

These changes are being made throughout 2007 and, when complete, are expected to reduce costs by about $200 million annually.  As a result of these changes, about 500 jobs are expected to be reduced by year end.  In total, we expect to incur restructuring charges of approximately $55 million.  These restructuring charges were $15 million in the third quarter and $46 million year-to-date (see Note 7 to the Financial Statements for additional information).

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

We operate in a number of tax jurisdictions and are subject to several types of taxes including those based on income, capital, property and payroll, and sales and other transactional taxes.  The timing of the final determination of our tax liabilities varies among these jurisdictions and their taxing authorities.  As a result, during any particular reporting period, we might reflect (in either income before income taxes, the provision for income taxes, or both) one or more tax refunds or assessments, or changes to tax liabilities, involving one or more taxing authorities (see Notes 1 and 8 to the Financial Statements for a discussion of the effects of adopting Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –  an interpretation of FASB Statement No. 109”).

Discontinued Operations

In January 2006, we entered into a definitive agreement to sell substantially all of the former Sensors & Controls segment to an affiliate of Bain Capital, LLC for $3 billion in cash (see Note 2 to the Financial Statements for additional information).  The sale was completed on April 27, 2006.

Third-Quarter 2007 Results

Our third-quarter 2007 revenue was $3.66 billion.  Revenue increased 7 percent compared with the prior quarter primarily due to increased shipments resulting from higher demand for analog semiconductor products.  Increased shipments of graphing calculators resulting from back-to-school demand also contributed to sequential growth.  Our revenue decreased 3 percent from a year ago when customers were building inventory.

Earnings per share (EPS) were $0.52.  This was an increase of $0.10, or 24 percent, from the prior quarter and $0.07, or 16 percent, from the year-ago quarter.  Results for the third quarter of 2007 included a gain of $0.02 from the sale of the company’s semiconductor product line for broadband DSL customer-premises equipment.

Strong growth in analog was at the core of our performance in the third quarter.  Our investments in analog technology have led to broader and deeper engagements with customers.  As a result, this part of our business, which delivers about 40 percent of our revenue, grew 10 percent sequentially.  Our growth allows us to continue to increase our return to shareholders.  In the third quarter, we repurchased $1.4 billion of our stock.  In September, our board of directors authorized an additional $5 billion in repurchases, and we announced a 25 percent increase in our dividend.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006

Net revenue	$3,663	$3,424	$3,761
Cost of revenue (COR)	1,679	1,640	1,829
Gross profit	1,984	1,784	1,932
Research and development (R&D)	542	551	570
Selling, general and administrative (SG&A)	429	424	432
Total operating costs and expenses	2,650	2,615	2,831
Profit from operations	1,013	809	930
Other income (expense) net	53	56	54
Income from continuing operations before income taxes	1,066	865	984
Provision for income taxes	308	251	298
Income from continuing operations	758	614	686
Income (loss) from discontinued operations, net of income taxes	18	(4)	16
Net income	$776	$610	$702

Basic earnings per common share:
Income from continuing operations	$.54	$.43	$.46
Net income	$.55	$.42	$.47

Diluted earnings per common share:
Income from continuing operations	$.52	$.42	$.45
Net income	$.54	$.42	$.46

Average shares outstanding (millions):
Basic	1,417	1,437	1,506
Diluted	1,448	1,469	1,537
Cash dividends declared per share of common stock	$.08	$.08	$.03

Percentage of revenue:

Gross profit	54.2%	52.1%	51.4%
R&D	14.8%	16.1%	15.2%
SG&A	11.7%	12.4%	11.5%
Operating profit	27.6%	23.6%	24.7%

Details of Financial Results

Gross profit for the third quarter was $1.98 billion, or 54.2 percent of revenue.  This was up $200 million from the prior quarter primarily due to higher revenue, as well as a gain of $39 million on the sale of our broadband DSL customer-premises equipment product line that is included in cost of revenue.  Gross profit was up $52 million from the year-ago quarter due to the combination of reduced manufacturing costs and, to a lesser extent, the gain on sale, which more than offset the impact of lower revenue.

R&D expense for the third quarter was $542 million.  This was a decrease of $9 million from the prior quarter and $28 million from the year-ago quarter.  The declines were due to progress in implementing our advanced CMOS process development strategy.

Selling, general and administrative (SG&A) expense for the third quarter was $429 million.  This was about even with both the prior and year-ago quarters.

Operating profit for the third quarter was $1.01 billion, or 27.6 percent of revenue.  This was an increase of $204 million from the prior quarter due to higher gross profit and an increase of $83 million from the year-ago quarter primarily due to higher gross profit and, to a lesser extent, lower R&D expense.

Other Income (Expense) Net (OI&E) for the third quarter was $53 million.  This was a decrease of $3 million from the prior quarter and $1 million from the year-ago quarter.

As of September 30, 2007, the effective annual tax rate for continuing operations in 2007 is expected to be about 29 percent (see Note 8 to the Financial Statements for additional information), an increase from the previously expected 28 percent effective annual tax rate.

The tax provision for continuing operations for the quarter was $308 million, compared with $251 million for the prior quarter and $298 million for the year-ago quarter.  The increase from the prior quarter was primarily due to an increase in income before income taxes and, to a lesser extent, the increase in the effective annual tax rate.  These increases were partially offset by a $25 million benefit from the change in net discrete tax items.

Compared with the year-ago quarter, the tax provision increased by $10 million due about equally to the impact of higher income before income taxes and the higher effective annual tax rate.  These increases were partially offset by a $45 million benefit from the change in net discrete tax items.

Income from continuing operations in the third quarter was $758 million, or $0.52 per share.

Income from discontinued operations in the third quarter was $18 million due to a reduction of a state tax liability associated with the sale of our former Sensors & Controls business.

Our orders in the third quarter were $3.55 billion.  This was an increase of $103 million from the prior quarter as higher demand for semiconductor products more than offset a seasonal decline in orders for graphing calculator products.  Orders were up $125 million from the year-ago quarter due to higher demand for semiconductor products.

Semiconductor

Revenue in the third quarter was $3.46 billion.  This was an increase of 6 percent from the prior quarter primarily due to increased shipments resulting from higher demand for analog products and, to a lesser extent, DSP products used in cell phone applications.  Compared with a year ago, revenue decreased 3 percent as increased shipments resulting from higher demand for analog products were more than offset by the effect on revenue from normal price declines across a broad base of products.

Analog product revenue of $1.40 billion was up 10 percent from the prior quarter primarily due to increased shipments resulting from higher demand for high-performance analog products and, to a lesser extent, a broad range of other analog products, especially for storage devices and printer applications.  Compared with the year-ago quarter, analog revenue increased 2 percent due to increased shipments resulting from higher demand for high-performance analog products.  Revenue from high-performance analog products increased 13 percent from the prior quarter and increased 10 percent from a year ago.

DSP product revenue of $1.31 billion was up 6 percent from the prior quarter primarily due to increased shipments resulting from higher demand for products used in cell phone applications. DSP product revenue declined 4 percent from a year ago primarily due to the combination of decreased shipments due to lower demand for products used in wireless network infrastructure and, to a lesser extent, products used in certain cell phone applications.

Our remaining Semiconductor revenue of $751 million was about even with the prior quarter as increased shipments due to higher demand for microcontroller, standard logic and reduced instruction set computing (RISC) microprocessor products more than offset a decline in DLP® product revenue resulting from lower shipments due to decreased demand.

Our remaining Semiconductor revenue decreased 10 percent from the year-ago quarter primarily due to decreased shipments resulting from lower demand for, in decreasing order, DLP products, RISC microprocessor products and standard logic products.  Higher royalties and revenue from increased shipments due to higher demand for microcontroller products partially offset these decreases.

On an end-equipment basis, revenue in the third quarter from products for wireless applications increased 5 percent sequentially and decreased 7 percent from a year ago.

Our wireless results were mixed by customer with demand from some customers significantly stronger than from others.  This was a bigger factor in our wireless revenue trends this quarter than the dynamics of any particular market segment, although shipments in the quarter were skewed toward entry products due to strength in emerging markets.

The decline in wireless revenue from a year ago mostly represented broad-based declines across handset customers with the exception of a single customer where we had solid growth.  In wireless infrastructure, revenue declined about 5 percent sequentially and over 25 percent from a year ago.  This primarily reflects a continued stall in 3G network deployments.  Separately, as announced last December, LM Ericsson Telephone Company added another supplier of 3G basebands for handset applications.  Ericsson’s addition of a second supplier will affect our wireless revenue for the next several quarters.  However, in July 2007, we announced a new engagement with Ericsson to provide both baseband and applications processor products.  We believe this new engagement will begin to offset the revenue loss from Ericsson in the second half of 2008.

In DLP products, third-quarter revenue decreased 2 percent sequentially due to decreased shipments resulting from lower demand for products for high-definition televisions, partially offset by increased shipments due to higher demand for products for front projectors.  Revenue decreased 21 percent from the year-ago quarter primarily due to decreased shipments resulting from lower demand for products for high-definition televisions.

Semiconductor gross profit in the third quarter was $1.84 billion, or 53.2 percent of revenue.  This was an increase of $132 million from the prior quarter primarily due to higher revenue.  Compared with the year-ago quarter, gross profit was about even as reduced manufacturing costs offset the impact of lower revenue.

Semiconductor operating profit in the third quarter was $1.03 billion, or 29.8 percent of revenue.  This was an increase of $126 million from the prior quarter due to higher gross profit.  It was an increase of $23 million from the year-ago quarter due to lower R&D expense.

Semiconductor orders were $3.44 billion.  This was an increase of 6 percent from the prior quarter and 4 percent from the year-ago quarter primarily due to higher demand for analog and DSP products.  Our Semiconductor book-to-bill ratio was 0.99 in the quarter.

Education Technology

Education Technology revenue in the third quarter was $202 million.  This was an increase of $35 million from the prior quarter due to increased shipments as retailers purchased calculators for the back-to-school season.  It was an increase of $20 million from the year-ago quarter as some major retailers shifted calculator purchases from the second into the third quarter in order to be closer to the start of the school year.

Education Technology gross profit in the third quarter was $136 million, or a record 67.1 percent of revenue.  This was up $27 million from the prior quarter and $20 million from the year-ago quarter due to higher revenue.

Education Technology operating profit in the third quarter was $99 million, or a record 49.1 percent of revenue.  This was an increase of $25 million compared with the prior quarter and $16 million compared with the year-ago quarter due to higher gross profit.

First Nine Months of 2007 Results

For the first nine months of 2007, we report the following:

Revenue of $10.28 billion decreased $513 million or about 5 percent from the year-ago period primarily due to normal price declines across a broad base of products.  Revenue in the year-ago period also included a second-quarter $70 million royalty settlement.

Gross profit for the first nine months of 2007 was $5.41 billion compared with $5.51 billion in the year-ago period due to lower revenue in Semiconductor.  Gross profit for 2007 included the $39 million gain on sale, while 2006 included a $91 million favorable impact from the combination of the royalty settlement and a sales tax refund in the year-ago period.  Gross profit margin was 52.6 percent of revenue compared with 51.1 percent in the year-ago period, primarily due to lower manufacturing costs.

R&D expense for the first nine months of 2007 of $1.65 billion was about even compared with the year-ago period.  R&D expense as a percent of revenue was 16.0 percent, compared with 15.2 percent in the year-ago period.

SG&A expense for the first nine months of 2007 was $1.26 billion, about even with $1.27 billion in the year-ago period.  SG&A expense as a percent of revenue was 12.2 percent compared with 11.8 percent in the year-ago period.

Operating profit for the first nine months of 2007 was $2.50 billion, or 24.3 percent of revenue, compared with $2.60 billion, or 24.1 percent of revenue, in the year-ago period.  The decrease was due to lower gross profit.

OI&E for the first nine months of 2007 was $149 million.  Other income decreased $39 million from the first nine months of 2006, due to the combination of lower interest income on investments and, to a lesser extent, a sales tax refund received in the 2006 period.  Additionally, with the retirement of our remaining debt in April of 2007, interest expense in the first nine months of 2007 was $1 million compared with $6 million in the year-ago period.

The tax provision for continuing operations for the first nine months of 2007 was $762 million, compared with $821 million in the same period of 2006.  The decrease in the tax provision from the year ago period was primarily due to lower income before income taxes and a $28 million benefit from the change in net discrete tax items.  This was partially offset by an increase due to the higher effective annual tax rate.

Income from continuing operations for the first nine months of 2007 was $1.89 billion compared with $1.97 billion for 2006.  Earnings per share from continuing operations were $1.29 per share compared with $1.24 per share in the year-ago period.  As a result of our share repurchases, average diluted shares outstanding decreased by 118 million shares from the prior period, increasing earnings per share by $0.10.

Income from discontinued operations for the first nine months of 2007 was $14 million compared with $1.71 billion in the year-ago period, which included the $1.67 billion gain from the sale of our former Sensors & Controls business in the second quarter.

Net income for the first nine months of 2007 was $1.90 billion compared with $3.67 billion in the year-ago period.

Orders of $10.21 billion were down 7 percent from the year-ago period, reflecting lower demand for Semiconductor products.

Semiconductor

Semiconductor revenue in the first nine months of 2007 was $9.83 billion, compared with $10.35 billion for the year-ago period, primarily due to normal price declines across a broad base of products other than high performance analog and, to a lesser extent, the $70 million royalty settlement in the year-ago period.

Semiconductor gross profit for the first nine months of 2007 was $5.18 billion, or 52.7 percent of revenue, compared with $5.32 billion, or 51.4 percent of revenue, in the year-ago period.  The decrease was primarily due to lower revenue and, to a lesser extent, the combination of the royalty settlement and sales tax refund in the year-ago period.

Semiconductor operating profit for the first nine months of 2007 was $2.77 billion, or 28.1 percent of revenue, down from $2.92 billion, or 28.3 percent of revenue, in the year-ago period primarily due to lower gross profit.

Semiconductor orders for the first nine months of 2007 were $9.76 billion compared with $10.49 billion for the year-ago period, reflecting lower demand across a broad range of products other than high performance analog.

Education Technology

Education Technology revenue was $446 million for the first nine months of 2007, about even with the year-ago period.

Education Technology gross profit for the first nine months of 2007 was $289 million, or 65.0 percent of revenue, compared with $276 million, or 61.7 percent of revenue in the year-ago period, due to manufacturing cost reductions.

Education Technology operating profit for the first nine months of 2007 was $188 million, or 42.3 percent of revenue, compared with $181 million, or 40.5 percent of revenue in the year-ago period, primarily due to higher gross profit, partially offset by higher SG&A expense.

Financial Condition

Total cash (cash and cash equivalents plus short-term investments) decreased $48 million from year-end 2006 to $3.67 billion at the end of the third quarter.  Total cash includes $926 million of asset-backed fixed income securities, divided about equally between mortgage-backed securities secured by non-subprime-mortgage pools and non-mortgage-related asset-backed commercial paper.  These asset-backed fixed income securities continue to be rated either AAA, A-1 or P-1.  To date, we have collected all principal and interest payable on these securities and expect to continue to do so as they mature.

Accounts receivable were $2.02 billion at the end of the third quarter.  This was an increase of $249 million from year-end 2006 due to changes in revenue.  Days sales outstanding were 50 at the end of the third quarter, compared with 46 at the end of 2006.

Inventory was $1.45 billion at the end of the third quarter.  This was an increase of $13 million from year-end 2006.  Days of inventory at the end of the third quarter were 78, compared with 75 at the end of 2006.

Capital expenditures for the first nine months of 2007 were $505 million.  This was a decrease of $553 million from the year-ago period due to lower expenditures for semiconductor manufacturing equipment.

Depreciation for the first nine months of 2007 was $770 million.  This was a decrease of $33 million from the year-ago period.

Even with declining revenue in the first nine months of 2007, depreciation was only 7.5 percent of revenue and capital expenditures were 4.9 percent of revenue, reflecting the increasing focus of our capital expenditures on analog products and our strategy of outsourcing about half of our advanced digital production.

Liquidity and Capital Resources

Cash flow from operations for the first nine months of 2007 was $2.98 billion compared with $1.61 billion for the year-ago period.  The increase was primarily due to reduced working capital requirements, particularly for income taxes, inventory and accounts receivable.  In 2007, we received an income tax refund in the third quarter from settlement of prior year tax matters while in 2006 we paid income taxes related to the sale of the former Sensors & Controls business.

Net cash used in investing activities was $819 million for the first nine months of 2007 compared with net cash provided by investing activities of $3.06 billion for the same period a year ago.  This difference reflects the impact of the $2.99 billion in cash proceeds we received from the sale of the former Sensors & Controls business in the first nine months of 2006, partially offset by the lower levels of capital expenditures and cash used for acquisitions in 2007.

For the first nine months of 2007, net cash used in financing activities was $2.54 billion compared with $4.45 billion in the year-ago period.  We used $3.01 billion of cash to repurchase 90 million shares of common stock in the first nine months of 2007 compared with $4.17 billion used to repurchase 135 million shares of common stock in the year-ago period.  The $287 million in dividends paid on our common stock in the first nine months of 2007, compared with $141 million in the year-ago period, reflected increases in our regular quarterly cash dividend rate on common stock since the year-ago period.  The impact of this higher dividend rate was partially offset by a lower number of shares outstanding.  In April 2007, we retired $43 million of outstanding 8.75% notes upon maturity, as compared with $586 million of debt retired in the year ago period.  The exercise of employee stock options for shares of TI stock is also reflected in cash from financing activities.  For the first nine months of 2007 such exercises provided $694 million compared to $361 million for the same period a year ago.

In 2007, we continue to expect R&D expense of about $2.2 billion and depreciation of about $1.0 billion.  We now expect an annual effective tax rate of about 29 percent compared with the prior expectation of 28 percent, and capital expenditures of about $0.7 billion compared with the prior expectation of $0.9 billion.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, authorized stock repurchases, dividend payments and other business requirements for at least the next 12 months.

Long-term Contractual Obligations

As a result of the adoption of FIN 48, we recorded an initial liability for uncertain tax positions as of January 1, 2007.  We are not updating the disclosures in our long-term contractual obligations table presented in our 2006 Form 10-K for this liability because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Notes 1 and 8 to the Financial Statements for additional discussion).

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding the Registrant’s purchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2007	6,020,100	$37.15	6,020,100		$3,578,275,612
August 1 through August 31, 2007	19,815,500	$33.77	19,815,500		$2,909,119,157
September 1 through September 30, 2007	11,631,100	$35.49	11,631,100		$7,496,336,630
Total	37,466,700	$34.85	37,466,700	(2)(3)	$7,496,336,630	(3)

(1)
All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2006. An additional authorization from our Board of Directors to purchase up to $5 billion of additional shares of TI common stock was announced September 21, 2007.  No expiration date has been specified for either of these authorizations.

(2)
All purchases were made through open-market purchases except for 20,000 shares that were acquired in August through a privately negotiated forward purchase contract with a non-affiliated financial institution.  The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)
Includes the purchase of 1,500,000 shares for which trades were settled in the first three business days of October 2007 for $55 million.  The table does not include the purchase of 4,200,000 shares pursuant to orders placed in the second quarter, for which trades were settled in the first three business days of the third quarter for $159 million.  The purchase of these shares was reflected in this item in our report on Form 10-Q for the quarter ended June 30, 2007.

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

Date: November 1, 2007