Form 10-K
period 2007-12-31
TEXAS INSTRUMENTS INC
filed 2008-02-26
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $50,071,417,931 as of June 29, 2007.

1,326,319,251 (Number of shares of common stock outstanding as of January 31, 2008)

Parts I, II and IV hereof incorporate information by reference to the Registrant’s 2007 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2008 annual meeting of stockholders.

PART I

ITEM 1.	Business.

Company Overview

Texas Instruments Incorporated (TI) is headquartered in Dallas, Texas, and has manufacturing, design or sales operations in more than 25 countries. We had two business segments in 2007: 1) Semiconductor, which accounted for 96 percent of our revenue, and 2) Education Technology, which accounted for 4 percent of our revenue.

Financial information with respect to our business segments and our operations outside the United States is contained in the note to the financial statements captioned “Segment and Geographic Area Data” on pages 39 through 41 of TI’s 2007 annual report to stockholders. It is incorporated herein by reference to such annual report.

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

We were the world’s fourth largest semiconductor company in 2007 as measured by revenue, according to preliminary estimates from an external source. Historically, our Semiconductor segment averages a significantly higher growth rate than our Education Technology segment.

The majority of our Semiconductor revenue comes from our core products: analog semiconductors and digital signal processors, or DSPs. These products enhance, and often make possible, a variety of applications that serve the communications, computer, consumer electronics, automotive and industrial markets. We believe that virtually all of today’s electronic equipment requires some form of analog or digital signal processing.

We also design and manufacture other types of semiconductors, such as microcontrollers used in safety-critical automotive applications, DLP® products that enable exceptionally clear video, and microprocessors that serve as the brains of high-end computer servers.

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

In addition, we enable our customers, particularly original design manufacturers (ODMs), to take advantage of our system-level knowledge and thereby speed their time to market by making available to them standard chipsets and reference designs. (An ODM designs and manufactures products for other companies; those other companies then sell the products under their own brands. A chipset is a group of integrated circuits based principally on our technology that are designed to work together for a specific application and are therefore packaged and sold as a unit. Reference designs are technical blueprints that contain all the essential elements of a system.) Customers using our reference designs, such as cell phone ODMs, may enhance or modify the design as they require. Our ability to deliver integrated solutions and system-level knowledge allows our customers to create more advanced systems and products.

In each of our product categories, we face significant competition. We believe that competitive performance in the semiconductor market depends upon several factors, including the breadth of a company’s product line, technological innovation, quality, reliability, price, customer service, technical support and scale.

Following is detailed information on each product category:

Analog

Analog semiconductors connect digital signal processors and other types of logic devices to the outside world, taking real-world signals, such as sound, temperature, pressure and visual images, conditioning them, amplifying them and converting them into digital form and back into real-world signals. They also help manage power distribution and consumption, aspects critical to today’s portable electronic devices.

The analog semiconductor market is diverse and complex, and it is one of the largest sectors of the semiconductor industry. According to external sources, we are the world’s largest supplier of analog semiconductors. Analog chips generated about 40 percent of our Semiconductor revenue in 2007, and we expect analog to be the primary growth driver for the company in the years ahead.

Our analog product portfolio includes custom mixed-signal products that are designed to a particular customer’s or application’s specifications. These products account for about 50 percent of our analog revenue. The remainder of our analog revenue comes from standard products that are sold across a range of customers and applications. About 45 percent of our analog revenue is from high-performance standard products and about 5 percent is from commodity standard products.

Many of our custom and standard products are proprietary and difficult for competitors to imitate. Many standard analog chips tend to have long life spans.

Our mixed-signal products combine multiple types of analog functionality or analog and digital functions on a single chip. Purchasers of our custom mixed-signal products tend to be very large companies that require high-volume designs for specific applications such as communications, displays, printers and automotive. Entry into this market requires significant up-front investment as well as expertise in both analog and digital functionality. The primary competitive factors in this market include design proficiency, and manufacturing expertise and scale.

In the standard analog chip sub-category known as high-performance analog, we have a portfolio of about 20,000 products, including data converters, amplifiers, power management devices and interface chips. Our high-performance analog products are used by more than 50,000 customers who incorporate our products into a variety of devices sold both in established markets such as for industrial, communications, computer and consumer devices, and in emerging product markets such as for medical devices. These products are sold primarily through distributors. Prices in this market tend to be stable, with relatively high gross profit margins. The primary competitive factors are a diverse product portfolio to meet wide-ranging customer needs, and manufacturing process technologies that provide differentiated levels of performance. Products with higher levels of performance tend to command a premium price.

Our other standard analog chips are commodity in nature. We design and manufacture thousands of low-cost, high-volume standard products that are sold primarily through distributors. End applications are very diverse and include portable electronic devices and communications. The primary competitive factors in this market are price and availability. Pricing is strongly influenced by supply and demand.

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

Combining DSP and analog functionality enables a broad range of significant applications. In a cell phone, the process works as follows: 1) the sender’s voice is picked up by an analog sensor in the cell phone’s microphone; 2) an analog-to-digital converter chip changes the analog sound waves of the sender’s voice into a digital code; 3) the DSP compresses these digital signals and removes background noise; and 4) in the listener’s cell phone, the digital code is converted back into the analog sound of the sender’s voice. All this happens in real time.

We offer programmable DSPs, which, among other benefits, enable manufacturers to differentiate their product designs via software rather than having to design new hardware. According to external sources, we are the world’s largest DSP supplier. DSPs represent about 40 percent of our Semiconductor revenue.

Our DSP portfolio includes custom, application-specific and standard products. Custom products are designed for specific customers with very high volumes in established markets. Application-specific products are implementations crafted for specific applications such as wireless infrastructure, VoIP (Voice over Internet Protocol) gateways, video image enhancement, medical, digital still cameras and residential gateways, to name a few. Our standard DSP products are sold into a broad range of applications and seed the next generation of signal-processing innovation.

About 80 percent of our DSP revenue comes from the cell phone market. To satisfy diverse customer needs, our portfolio of products for cell phone applications consists of both custom and standard products. These products are typically highly integrated semiconductor devices that allow our customers to differentiate their cell phone products from their competitors’ products through performance, long battery life, features or cost. Also included in our DSP-based wireless portfolio are the widely used OMAP™ processors, which are high-performance processors that enable multimedia applications in cell phones and other electronic devices.

In the DSP market, we compete globally with numerous large and small companies, both broad-based and niche suppliers of DSPs as well as suppliers of other technologies that deliver functionality that competes with DSPs. Primary competitive factors are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, software expertise and applications support. Our primary competitors in the DSP market are Analog Devices, Inc.; Freescale Semiconductor, Inc.; Infineon Technologies AG; and NXP B.V. Others who offer competing technologies include Broadcom Corp.; Marvell Technology Group, Ltd.; MediaTek Inc.; and QUALCOMM Incorporated.

Other Semiconductor Products

Our other Semiconductor products, which combined account for about 20 percent of our Semiconductor revenue, include the following:

DLP® Products

Our DLP technology is a digital display technology used in projectors and high-definition televisions (HDTVs). Projectors based on this technology are used in businesses, homes, professional venues and increasingly in movie theaters. The technology consists of micro-electromechanical devices that use optical semiconductors to digitally manipulate light. At the center of every DLP product is an array of up to 2.2 million microscopic mirrors. Each mirror tilts back and forth thousands of times each second to create a high resolution, highly reliable, full color image. This technology is used by more than 50 of the world’s top projector and television manufacturers.

Our DLP technology competes against other display technologies such as liquid crystal display- (LCD) based projectors, and flat-screen LCD- and plasma-based HDTVs . The primary competitive elements in this market include picture quality, product form factors, reliability and price.

Reduced Instruction-Set Computing (RISC) Microprocessors

A microprocessor is the central processing unit of a computer system. RISC microprocessors are designed to provide very fast computing, typically for a specialized application such as servers. Our RISC products are primarily 64-bit microprocessors designed by Sun Microsystems, Inc. for use in Sun servers.

Microcontrollers

A microcontroller is a microprocessor designed to control a very specific task for electronic equipment. Key applications for our microcontrollers include personal medical, automotive, utility meters, portable consumer products, industrial applications, motor controls and digital power management. Primary competitive factors in this market include integration of control peripherals for reduced board space and number of components, ultra-low power consumption, an easy-to-use integrated development environment for fast system development and a broad range of microcontroller solutions for upgradeability and flexibility in system design.

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
Communications (50% of Semiconductor revenue)

Cell phones and infrastructure equipment (wireless)

Mobile connectivity solutions (including wireless LAN, global positioning systems, Bluetooth®)

Broadband (including high-speed wireless home networking, cable modem)

High-frequency radio, telecom accessories (hands-free and voice-enhancement solutions), navigation systems

DSP, Analog, Logic

Computing (25% of Semiconductor revenue)	Printers Hard disk drives Monitors and projectors Notebook and desktop personal computers and servers	Analog, DLP products, Microprocessors, Logic, DSP

Consumer Electronics (10% of Semiconductor revenue)

High-definition televisions

Digital still cameras

Digital audio players

Personal video players

Car audio (radios and CD players)

DVD players and recorders

Home theater systems

Medical (biophysical monitoring, digital hearing aids, medical imagery, personal and portable medical devices)

DSP, Analog, Logic, DLP products

Industrial (10% of Semiconductor revenue)

Controls (digital power controls (switch mode power supplies, uninterruptible power supply), motor controls (heating/ventilation/air conditioning, industrial control motor drives, power tools, printers/copiers))

Security (biometrics (fingerprint identification and authentication), intelligent sensing (smoke and glass-breakage detection), video analytics (surveillance))

Analog, Logic, DSP, Microcontrollers

Automotive (5% of Semiconductor revenue)	Body systems Chassis systems Driver information/telemetrics Entertainment Powertrain Safety systems Security systems	Microcontrollers, Analog, DSP, Logic

Manufacturing

Semiconductor manufacturing begins with the wafer fabrication manufacturing process: a sequence of photo-lithographic and chemical processing steps that fabricate a number of semiconductor devices on a thin silicon wafer. Each device on the wafer is tested and the wafer is cut into pieces called chips. Each chip is assembled into a package that then may be retested. The entire process typically requires between twelve and eighteen weeks and takes place in highly specialized facilities.

Digital products require the most advanced and most capital-intensive wafer fabrication manufacturing processes and equipment. Digital products tend to move to more advanced processes and equipment every few years. As a result, maintaining an industry-leadership position in digital manufacturing requires significant capital spending, along with investment in research and development (R&D), in order to develop new manufacturing processes and capabilities.

Analog products typically do not require the same level of advanced wafer fabrication manufacturing processes and equipment as digital products. Although analog products benefit from unique, proprietary manufacturing processes, these processes can be applied using older, less-expensive equipment. Additionally, analog manufacturing processes and equipment remain usable for production for much longer than digital manufacturing processes and equipment. Consequently, for equivalent capacity, the level of capital and R&D spending needed to support analog manufacturing is considerably less than is needed for digital manufacturing.

We have semiconductor manufacturing facilities in North America, Asia and Europe. These facilities include high-volume wafer fabrication plants and assembly/test sites. To support our future manufacturing needs, our environmentally efficient Richardson, Texas wafer fabrication facility (RFAB) is complete and ready for equipment installation, allowing for rapid increases of digital or analog capacity whenever the market demands. In addition, an environmentally efficient assembly/test facility in the Philippines is now under construction, with initial production planned in the second half of 2008.

Our semiconductor manufacturing facilities require substantial investment to construct and are largely fixed-cost assets once operating. Because we own much of our manufacturing capacity, a significant portion of our operating costs are fixed. In general, these costs do not decline when customer demand or our capacity utilization rates drop, potentially hurting our profit margins. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, potentially benefiting our profit margins.

To supplement our internal wafer fabrication capacity, maximize our responsiveness to customer demand and minimize our overall capital expenditures, we have implemented a manufacturing strategy that utilizes the capacity of outside suppliers, commonly known as foundries. For advanced digital chips, our strategy involves installing internal wafer fabrication capacity to a level we believe will remain fully utilized over the equipment’s useful lifetime and then outsourcing remaining capacity needs to foundries. Currently, external foundries provide about 25 percent of our total wafers and about 50 percent of the wafers for our advanced digital products. We expect the proportion of our advanced digital wafers provided by foundries will increase over time. Conversely, we expect to install sufficient internal wafer fabrication capacity to meet substantially all our analog production needs.

In addition to using foundries to supplement our wafer fabrication needs, we use subcontractors to supplement our assembly and test needs. We generally use subcontractors for assembly/test of products it would be less cost-efficient to complete in-house (e.g., relatively low-volume products that are unlikely to keep internal equipment fully utilized), or in the event demand temporarily exceeds our internal capacity.

This internal/external manufacturing strategy is designed to reduce the level of our required capital expenditures, and thereby reduce our subsequent levels of depreciation. Expected end results include less fluctuation in our profit margins due to changing product demand, and lower cash requirements for expanding and updating our manufacturing capabilities.

Another element of our manufacturing strategy for digital chips involves working collaboratively with our foundry suppliers to develop future generations of digital wafer fabrication manufacturing process technology. Historically, we have developed these manufacturing processes in-house. In 2007, we transitioned to a collaborative development model with our foundry suppliers. This strategic shift will allow us to better serve customers with cost-effective digital manufacturing process technology from our foundry suppliers, while also increasing the efficiency of our own R&D and capital. We will continue to develop our own analog manufacturing process technologies.

Inventory

Our inventory practices vary depending on the type of product. For standard products, where the risk of obsolescence is low, we generally carry higher levels of inventory. These products usually have many customers and long life cycles, and are often ordered in small quantities. Standard product inventory is sometimes held in unfinished wafer form, giving us greater flexibility to meet final package and test configurations. Examples of these products are high-performance analog, standard DSPs, and standard microcontrollers. For custom products, where the risk of obsolescence is higher, we carry lower levels of inventory when possible. These products usually have a single customer, are sold in high volumes and have comparatively shorter life cycles. Life cycles of these products are often determined by end-equipment upgrade cycles and can be as short as 12 to 24 months. Examples of these products are digital baseband processors for cell phones and custom application-specific analog and digital products. In addition, our inventory levels have increased over time due to the impact of consignment programs at our largest customers, our distributors’ desire to carry less inventory, and our increased mix of standard products such as high-performance analog.

Design Centers

Our design centers provide design, engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.

Customers

Our Semiconductor products are sold to original equipment manufacturers (OEMs), ODMs, contract manufacturers and distributors. (An OEM designs and sells products under its own brand that it manufactures in-house or has manufactured by others.) Our largest single customer in 2007 was an OEM, the Nokia group of companies. Direct sales to Nokia were more than 15 percent of our revenue in 2007 and more than 10 percent of our revenue in 2006.

Sales and Distribution

We market and sell our products through a direct sales force, distributors and authorized third-party sales representatives. We have sales or marketing offices in over 25 countries worldwide and have expanded our sales networks in the emerging markets of China, India and Eastern Europe. Distributors located around the world account for about 30 percent of our overall Semiconductor revenue, and a majority of our revenue from many standard products (e.g., high-performance analog, standard DSP and standard logic products). Our distributors maintain an inventory of our products and sell directly to a wide range of customers. They also sell products from our competitors.

Education Technology Segment

Education Technology is a leading supplier of graphing handheld calculators. This business segment also provides its customers with business and scientific calculators and a wide range of advanced classroom tools and professional development resources to help students and teachers interactively explore math and science. Education Technology relies on third-party manufacturers to build its products. This segment contributed 4 percent of our 2007 revenue.

Competition

Our principal competitors in this business are United States- and Japan-based companies, including Casio Computer Co., Ltd. and Hewlett-Packard Company. The principal competitive factors are an understanding of the education market, technology expertise and price.

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

In July 2007, we completed the sale of our broadband digital subscriber line (DSL) customer-premises equipment semiconductor product line to Infineon Technologies AG for $61 million.

Backlog

We define backlog as of a particular date as firm purchase orders with a customer-requested delivery date within a specified length of time. As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Accordingly, we believe that our backlog at any particular date may not be indicative of revenue for any future period. Although we ship a substantial number of orders in the quarter in which they are received, our backlog of orders was $1.50 billion at December 31, 2007, and $1.64 billion at December 31, 2006.

Raw Materials

We purchase materials, parts and supplies from a number of suppliers. In some cases we purchase such items from sole source suppliers. The materials, parts and supplies essential to our business are generally available at present, and we believe that such materials, parts and supplies will be available in the foreseeable future.

Intellectual Property

We own many patents, and have many patent applications pending, in the United States and other countries in fields relating to our business. We have developed a strong, broad-based patent portfolio and continually add patents to that portfolio. We also have agreements with numerous companies involving license rights and anticipate that other license agreements may be negotiated in the future. In general, our license agreements have multi-year terms and may be renewed after renegotiation.

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

Our R&D expense was $2.15 billion in 2007, compared with $2.20 billion in 2006 and $1.99 billion in 2005.

Seasonality

Our revenue and operating results are subject to some seasonal variation. Education Technology experiences its strongest results in the second and third quarters in preparation for the back-to-school season. The Semiconductor segment generally is seasonally weaker in the first quarter than it is in other quarters, particularly for products sold into cell phone and consumer electronics applications that have stronger sales later in the year as manufacturers prepare for the holiday selling season.

Executive Officers of the Registrant

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

Name	Age	Position
R. Gregory Delagi	45	Senior Vice President
Thomas J. Engibous	55	Director; Chairman of the Board
Arthur L. George, Jr.	46	Senior Vice President
Michael J. Hames	49	Senior Vice President
David K. Heacock	47	Senior Vice President
Joseph F. Hubach	50	Senior Vice President, Secretary and General Counsel
Melendy E. Lovett	49	Senior Vice President (President, Education Technology)
Gregg A. Lowe	45	Senior Vice President
Kevin P. March	50	Senior Vice President and Chief Financial Officer
Kevin J. Ritchie	51	Senior Vice President
Richard K. Templeton	49	Director; President and Chief Executive Officer
John C. Van Scoter	46	Senior Vice President
Teresa L. West	47	Senior Vice President
Darla H. Whitaker	42	Senior Vice President

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. As we announced on January 17, 2008, Mr. Engibous will retire immediately after our 2008 stockholders meeting on April 17. All executive officers of the company have been employees of the company for more than five years. Ms. West and Messrs. Engibous, Hames, Hubach, Lowe and Templeton have served as executive officers of the company for more than five years. Mr. March became an executive officer of the company in 2003. Ms. Lovett and Mr. Ritchie became executive officers of the company in 2004. Mr. Van Scoter became an executive officer of the company in 2005. Mr. George and Ms. Whitaker became executive officers of the company in 2006. Messrs. Delagi and Heacock became executive officers of the company in 2007.

Employees

At December 31, 2007, we had 30,175 employees.

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

Available on our web site at www.ti.com/corporategovernance are: (i) our Corporate Governance Guidelines; (ii) charters for the Audit, Compensation, and Governance and Stockholder Relations Committees of our board of directors; (iii) our Code of Business Conduct; and (iv) our Code of Ethics for TI Chief Executive Officer and Senior Financial Officers. Stockholders may request copies of these documents free of charge by writing to Texas Instruments Incorporated, P.O. Box 660199, MS 8657, Dallas, Texas, 75266-0199, Attention: Investor Relations.

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

Cyclicality in the Semiconductor Market May Affect Our Performance.

Our semiconductor business is our largest business segment and the principal source of our revenue. The semiconductor market historically has been cyclical and subject to significant and often rapid increases and decreases in product demand. These changes could have adverse effects on our results of operations, and on the market price of our securities. In particular, our strategic focus in this business is on the development and marketing of analog integrated circuits and digital signal processors. The results of our operations may be adversely affected in the future if demand for analog integrated circuits or digital signal processors decreases or if these markets or key end-equipment markets such as communications, consumer electronics and computing grow at a significantly slower pace than management expects.

Our Margins May Vary over Time.

Our profit margins may be adversely affected in the future by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of our inventory and shifts in our product mix. In addition, the highly competitive market environment in which we operate might adversely affect pricing for our products. Because we own much of our manufacturing capacity, a significant portion of our operating costs are fixed. In general, these costs do not decline with reductions in customer demand or our utilization of our manufacturing capacity, and can adversely affect profit margins as a result.

The Technology Industry Is Characterized by Rapid Technological Change That Requires Us to Develop New Technologies and Products.

Our results of operations depend in part upon our ability to successfully develop, manufacture and market innovative products in a rapidly changing technological environment. We require significant capital to develop new technologies and products to meet changing customer demands that, in turn, may result in shortened product life cycles. Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. As a result, there can be no assurance that we will successfully develop and market these new products. There also is no assurance that the products we do develop and market will be well received by customers, nor that we will realize a return on the capital expended to develop such products.

We Face Substantial Competition That Requires Us to Respond Rapidly to Product Development and Pricing Pressures.

We face intense technological and pricing competition in the markets in which we operate. We expect the level of this competition will increase in the future from large, established semiconductor and related product companies, as well as from smaller companies serving niche markets. Certain of our competitors possess sufficient financial, technical and management resources to develop and market products that may compete favorably against our products. The price and product development pressures that result from competition may lead to reduced profit margins and lost business opportunities in the event that we are unable to match the price declines or cost efficiencies, or technological, product, applications support, software or manufacturing advancements of our competitors.

Our Performance Depends in Part upon Our Ability to Enforce Our Intellectual Property Rights and to Develop and License New Intellectual Property.

Access to worldwide markets depends in part on the continued strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. We may have to rely increasingly on licensed technology from others. To the extent that we rely on licenses from others, there can be no assurance that we will be able to obtain them at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have contractually agreed to indemnify our customers against damages resulting from infringement claims.

We actively enforce and protect our intellectual property rights, but there can be no assurance that our efforts will be adequate to prevent the misappropriation or improper use of the protected technology.

We benefit from royalty revenue generated from various patent license agreements. The amount of such revenue depends in part on negotiations with new licensees, and with existing licensees in connection with renewals of their licenses. There is no guarantee that such negotiations will be successful. Future royalty revenue also depends on the strength and enforceability of our patent portfolio and our enforcement efforts, and on the sales and financial stability of our licensees. Additionally, the consolidation of our licensees may negatively affect our royalty revenue. Royalty revenue from licensees is not always uniform or predictable, in part due to the performance of our licensees and in part due to the timing of new license agreements or the expiration and renewal of existing agreements.

A Decline in Demand in Certain End-User Markets Could Have a Material Adverse Effect on the Demand for Our Products and Results of Operations.

Our customer base includes companies in a wide range of industries, but we generate a significant amount of revenue from sales to customers in the communications- and computer-related industries. Within these industries, a large portion of our revenue is generated by the sale of analog integrated circuits and digital signal processors to customers in the cell phone, personal computer and communications infrastructure markets. Decline in one or several of these end-user markets could have a material adverse effect on the demand for our products and our results of operations and financial condition.

Our Global Manufacturing, Design and Sales Activities Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.

We have facilities in more than 25 countries worldwide, and in 2007 more than 80 percent of our revenue came from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate. Any of these could result in an adverse effect on our business operations and our financial results. Also, as discussed in more detail on pages 58 and 59 of our 2007 annual report to stockholders, we use forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

Our Results of Operations Could be Affected by Natural Events in the Locations in which We, Our Customers or Suppliers Operate.

We have manufacturing and other operations in locations subject to natural events such as severe weather and geological events that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may adversely affect our results and financial condition.

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

Incorrect Forecasts of Customer Demand Could Adversely Affect Our Results of Operations.

Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered in the given quarter may affect our ability to meet that quarter’s revenue forecast. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture products based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

Our Performance Depends on the Availability and Cost of Raw Materials, Utilities, Critical Manufacturing Equipment, Manufacturing Processes and Third-Party Manufacturing Services.

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items could adversely affect our results of operations. Additionally, the inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We also depend on third parties to provide advanced digital process technology development. We depend on a limited number of third parties to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand, the third parties’ inability to develop and deliver advanced digital process technology in a timely, cost effective and appropriate manner and the possibility of third parties imposing increased costs on us.

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

Our Results of Operations Could be Affected by Changes in the Financial Markets.

We maintain bank accounts, multi-year revolving credit agreements, and a portfolio of liquid short-term investments to support the financing needs of the company. Our ability to fund our daily operations, invest in our business, and make strategic acquisitions requires continuous access to our bank and investment accounts, as well as access to our bank credit lines, which support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected. Similarly, such circumstances could also restrict our ability to access the capital markets or redeem our investments.

Our Results of Operations Could be Affected by Warranty Claims, Product Recalls or Product Liability.

We could be subject to warranty or product liability claims or claims based on epidemic or delivery failures that could lead to significant expenses as we defend such claims or pay damage awards. The risk of a significant claim is generally greater for products used in health and safety applications. In the event of a warranty claim, we may also incur costs if we decide to compensate the affected customer or end consumer. We do maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for one of our customers to recall a product containing a TI part. In such instances, we may incur costs and expenses relating to the recall. Costs or payments we may make in connection with warranty, epidemic failure and delivery claims or product recalls may adversely affect our results of operations and financial condition.

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

	Semiconductor	Education Technology
Dallas, Texas	X	X
Sherman, Texas(1)	X
Houston, Texas	X
Miho, Japan	X
Kuala Lumpur, Malaysia(2)	X
Freising, Germany	X	X
Baguio, Philippines(2)	X
Taipei, Taiwan(2)	X
Aguascalientes, Mexico(1)	X	X
Hiji, Japan	X
Nice, France	X
Tucson, Arizona	X
Bangalore, India	X
Tokyo, Japan(1)	X

(1)	Leased.

(2)	Portions of the facilities are leased and owned.

Our facilities in the United States contained approximately 14.1 million square feet at December 31, 2007, of which approximately 1.8 million square feet were leased. Our facilities outside the United States contained approximately 5.8 million square feet at December 31, 2007, of which approximately 1.5 million square feet were leased.

At the end of 2007, we occupied substantially all of the space in our facilities.

Leases covering our currently occupied leased facilities expire at varying dates generally within the next 8 years. We believe our current properties are suitable and adequate for both their intended purpose and our current and foreseeable future needs.

ITEM 3.	Legal Proceedings.

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

The information contained under the caption “Common Stock Prices and Dividends” on page 61 of TI’s 2007 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2007, on page 45 of such annual report are incorporated herein by reference to such annual report.

The following table shows our repurchases of our common stock in the fourth quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2007	17,555,000	$33.96	17,555,000		$6,900 million
November 1 through November 30, 2007	21,000,000	$31.61	21,000,000		$6,236 million
December 1 through December 31, 2007	20,000,000	$33.15	20,000,000		$5,573 million
Total	58,555,000	$32.84	58,555,000	(2)(3)	$5,573 million	(3)

(1)

All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2006. A further authorization from our board of directors to purchase up to $5 billion of additional shares of TI common stock was announced on September 21, 2007. No expiration date has been specified for either of these authorizations.

(2)

All purchases during the quarter were made through open-market purchases except for 555,000 shares that were acquired in October through a privately negotiated forward purchase contract with a non-affiliated financial institution. The forward purchase contract was designed to minimize the impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)

The total number of shares purchased includes the purchase of 3,000,000 shares for which trades were settled in the first three business days of January 2008 for $101 million. The table does not include the purchase of 1,500,000 shares pursuant to orders placed in the third quarter, for which trades were settled in the first three business days of the fourth quarter for $55 million. The purchase of these shares was reflected in Part II, Item 2 in the company’s report on Form 10-Q for the quarter ended September 30, 2007.

ITEM 6.	Selected Financial Data.

The “Summary of Selected Financial Data” for the years 2003 through 2007, which appears on page 45 of TI’s 2007 annual report to stockholders, is incorporated herein by reference to such annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 46 through 59 of TI’s 2007 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information concerning market risk contained on pages 58 and 59 of TI’s 2007 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the report thereon of the independent registered public accounting firm, on pages 6 through 42 of TI’s 2007 annual report to stockholders, are incorporated herein by reference to such annual report.

The “Quarterly Financial Data” on page 60 of TI’s 2007 annual report to stockholders is also incorporated herein by reference to such annual report.

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

Internal Control over Financial Reporting

Management’s assessment of our internal control over financial reporting is contained in the Report by Management on Internal Control over Financial Reporting on page 43 of our 2007 annual report to stockholders and is incorporated herein by reference to such annual report.

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting opining on our internal control over financial reporting is contained on page 44 of our 2007 annual report to stockholders and is incorporated herein by reference to such annual report.

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of Directors” in our proxy statement for the 2008 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to the company’s audit committee financial expert contained under the caption “Board Organization” in our proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information with respect to Section 16(a) Beneficial Ownership Reporting Compliance contained under the caption of the same name in our proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

A list of our executive officers and their biographical information appear in Part I, Item 1 of this report.

Code of Ethics

We have adopted the Code of Ethics for TI Chief Executive Officer and Senior Financial Officers. A copy of the Code can be found on our web site at www.ti.com/ir. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same web site.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The following directors are members of TI’s Audit Committee: Pamela H. Patsley (Chair), Carrie S. Cox and Wayne R. Sanders.

ITEM 11.	Executive Compensation.

The information contained under the captions “Director Compensation” and “Executive Compensation” in our proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information about the company’s equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	125,438,783	(1)	$32.94	(2)	95,092,160	(3)
Equity Compensation Plans Not Approved by Security Holders	67,136,641	(4)	$26.78	(2)	159,432,481	(5)
Total	192,575,424		$30.84		254,524,641

(1)

Includes shares of TI common stock to be issued under the Texas Instruments 2000 Long-Term Incentive Plan and predecessor plans, the Texas Instruments 2003 Director Compensation Plan and the TI Employees 2005 Stock Purchase Plan.

Excludes the following:

•

1,644,509 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Burr-Brown Corporation 1993 Stock Incentive Plan, a plan approved by the stockholders of Burr-Brown Corporation. The options were assumed by the company in connection with the acquisition of Burr-Brown Corporation; and

•

107,175 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Radia Communications, Inc. 2000 Stock Option/Stock Issuance Plan, a plan approved by the stockholders of Radia Communications, Inc. The options were assumed by the company in connection with the acquisition of Radia.

(2)

Restricted stock units and stock units credited to directors’ deferred compensation accounts are settled in shares of TI common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

(3)

Shares of TI common stock available for issuance under the Texas Instruments 2000 Long-Term Incentive Plan, the Texas Instruments 2003 Director Compensation Plan and the TI Employees 2005 Stock Purchase Plan.

(4)

Includes shares to be issued under the Texas Instruments 2003 Long-Term Incentive Plan, a plan for non-management employees; executive officers and approximately 225 managers of the company are ineligible to receive awards under the plan. The plan authorizes the grant of: (1) stock options, (2) restricted stock and restricted stock units, (3) performance units and (4) other awards (including stock appreciation rights) valued in whole or in part by reference to or otherwise based on common stock of the company. The plan is administered by a board committee appointed by the board of directors consisting entirely of independent directors (the Committee). The Committee has the sole discretion to grant to eligible participants one or more equity awards and to determine the number or amount of any award. Except in the case of awards made through assumption of, or in substitution for, outstanding awards previously granted by an acquired company, and except as a result of an adjustment event such as a stock split, the exercise price under any stock option, the grant price of any stock appreciation right, and the purchase price of any security that may be purchased under any other stock-based award under the plan will not be less than 100% of the fair market value of the stock or other security on the effective date of the grant of the option, right or award.

Also includes shares to be issued under the Texas Instruments Directors Deferred Compensation Plan, the Texas Instruments Restricted Stock Unit Plan for Directors and the Texas Instruments Stock Option Plan for Non-Employee Directors. These plans were replaced by the Texas Instruments 2003 Director Compensation Plan, and no further grants may be made under them.

(5)	Shares of TI common stock available for issuance under the Texas Instruments 2003 Long-Term Incentive Plan. Stockholders have approved all other active equity compensation plans of the company.

Security Ownership of Certain Beneficial Owners and Management

The information that is contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our proxy statement for the 2008 annual meeting of stockholders, is incorporated herein by reference to such proxy statement. The information concerning ownership of TI’s common stock by each of the directors, which is contained under the caption “Directors’ Ages, Service and Stock Ownership” in such proxy statement, is also incorporated herein by reference to such proxy statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Related Person Transactions” in the company’s proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information contained under the caption “Director Independence” in the company’s proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) 1 and 2. Financial Statements and Financial Statement Schedules:

The financial statements are listed in the index on page 25 hereof.

3. Exhibits:

Designation of Exhibit in this Report	Description of Exhibit

3(a)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(d)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3(e)	Certificate of Ownership merging Texas Instruments Automation Controls, Inc. into the Registrant (incorporated by reference to Exhibit 3(e) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(f)	Certificate of Elimination of Designations of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(f) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(g)	Certificate of Ownership and Merger merging Tiburon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 4(g) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(h)	Certificate of Ownership and Merger merging Tartan, Inc. into the Registrant (incorporated by reference to Exhibit 4(h) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(i)	Certificate of Designation relating to the Registrant’s Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3(j)	Certificate of Elimination of Designation of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(j) to the Registrant’s Annual Report on Form 10-K for the year 1998).

3(k)	Certificate of Ownership and Merger merging Intersect Technologies, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(k) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(l)	Certificate of Ownership and Merger merging Soft Warehouse, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(l) to the Registrant’s Annual Report on Form 10-K for the year 1999).

Designation of Exhibit in this Report	Description of Exhibit

3(m)	Certificate of Ownership and Merger merging Silicon Systems, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(m) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(n)	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(n) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).

3(o)	Certificate of Ownership and Merger merging Power Trends, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(o) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(p)	Certificate of Ownership and Merger merging Amati Communications Corporation with and into the Registrant (incorporated by reference to Exhibit 3(p) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(q)	Certificate of Ownership and Merger merging Texas Instruments San Diego Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(q) to the Registrant’s Annual Report on Form 10-K for the year 2002).

3(r)	Certificate of Ownership and Merger merging Texas Instruments Burlington Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(r) to the Registrant’s Annual Report on Form 10-K for the year 2003).

3(s)	Certificate of Ownership and Merger merging Texas Instruments Automotive Sensors and Controls San Jose Inc. with and into the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K dated October 31, 2004).

3(t)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated February 16, 2006).

4(a)(i)	Rights Agreement dated as of June 18, 1998, between the Registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated June 23, 1998).

4(a)(ii)	Amendment dated as of September 18, 1998, to the Rights Agreement (incorporated by reference to Exhibit 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A dated September 23, 1998).

4(b)	The Registrant agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10(a)(i)	Amended and Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(ii)	First Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iii)	Second Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(a)(iv)	Third Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2000).*

Designation of Exhibit in this Report	Description of Exhibit

10(a)(v)	Fourth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(v) to the Registrant’s Annual Report on Form 10-K for the year 2001).*

10(a)(vi)	Fifth Amendment to Restated TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(vi) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(i)	TI Employees Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(ii)	First Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(iii)	Second Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(iii) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(iv)	Third Amendment to TI Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(v)	Fourth Amendment to TI’s Supplemental Pension Plan (incorporated by reference to Exhibit 10(b)(v) to the Registrant’s Annual Report on Form 10-K for the year 2003).*

10(c)	Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1993).*

10(d)	Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

10(e)	Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(e) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).*

10(f)	Texas Instruments 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the year 2002).

10(g)	Texas Instruments Executive Officer Performance Plan (incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

10(h)	Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(i)	Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(j)	Texas Instruments Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year 2000).

10(k)	Texas Instruments 2003 Director Compensation Plan as amended November 30, 2006 (incorporated by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K for the year 2006).

10(l)	Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year 2006).*

Designation of Exhibit in this Report	Description of Exhibit

10(m)	Form of Restricted Stock Unit Agreement under the Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(m) to the Registrant’s Annual Report on Form 10-K for the year 2006).*

10(n)	Asset and Stock Purchase Agreement dated as of January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2006).

10(o)	Agreement between Texas Instruments Incorporated and Gilles Delfassy dated January 23, 2007 (incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year 2006).*

13	Portions of Registrant’s 2007 Annual Report to Stockholders incorporated by reference herein.

21	List of Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

*	Management Compensation Plans and Arrangements.

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

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from our forecasts;

•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

•	TI’s ability to access its bank accounts and lines of credit or otherwise access the capital markets;

•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;

•	TI’s ability to recruit and retain skilled personnel; and

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

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
Kevin P. March
Senior Vice President,
Chief Financial Officer
and Chief Accounting Officer

Date: February 26, 2008

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2007, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2008.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

(Item 15(a))

Page Reference in 2007 Annual Report to Stockholders
Information incorporated by reference to the Registrant’s 2007 annual report to stockholders

Consolidated Financial Statements:

Income for each of the three years in the period ended December 31, 2007	6

Comprehensive Income for each of the three years in the period ended December 31, 2007	7

Balance Sheets at December 31, 2007 and 2006	8

Cash Flows for each of the three years in the period ended December 31, 2007	9

Stockholders’ Equity for each of the three years in the period ended December 31, 2007	10

Notes to Financial Statements	11-41

Report of Independent Registered Public Accounting Firm	42

Report by Management on Internal Control over Financial Reporting	43

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	44

Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.