Form 10-Q
period 2008-03-31
TEXAS INSTRUMENTS INC
filed 2008-05-01
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

1,322,735,591
Number of shares of Registrant’s common stock outstanding as of
March 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended March 31,
	2008	2007

Net revenue	$3,272	$3,191

Operating costs and expenses:
Cost of revenue (COR)	1,516	1,554
Research and development (R&D)	514	552
Selling, general and administrative (SG&A)	435	405
Total	2,465	2,511
Profit from operations	807	680
Other income (expense) net	33	39
Income from continuing operations before income taxes	840	719
Provision for income taxes	178	203
Income from continuing operations	662	516
Income from discontinued operations, net of taxes	--	--
Net income	$662	$516

Basic earnings per common share:
Income from continuing operations	$.50	$.36
Net income	$.50	$.36

Diluted earnings per common share:
Income from continuing operations	$.49	$.35
Net income	$.49	$.35

Average shares outstanding (millions):
Basic	1,327	1,442
Diluted	1,347	1,470

Cash dividends declared per share of common stock	$.10	$.04

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended March 31,
	2008	2007

Income from continuing operations	$662	$516
Other comprehensive income (loss):
Changes in available-for-sale investments:
Adjustment, net of taxes	(13)	1
Reclassification of recognized transactions, net of taxes	(3)	--
Unrecognized net actuarial loss of defined benefit plans:
Adjustment, net of taxes	(22)	--
Reclassification of recognized transactions, net of taxes	5	7
Unrecognized prior service cost of defined benefit plans:
Adjustment, net of taxes	6	--
Total	(27)	8
Total from continuing operations	635	524
Income from discontinued operations, net of taxes	--	--
Total comprehensive income	$635	$524

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,450	$1,328
Short-term investments	426	1,596
Accounts receivable, net of allowances of ($25) and ($26)	1,669	1,742
Raw materials	111	105
Work in process	943	876
Finished goods	524	437
Inventories	1,578	1,418
Deferred income taxes	659	654
Prepaid expenses and other current assets	193	180
Total current assets	5,975	6,918
Property, plant and equipment at cost	7,493	7,568
Less accumulated depreciation	(3,908)	(3,959)
Property, plant and equipment, net	3,585	3,609
Long-term investments	791	267
Goodwill	838	838
Acquisition-related intangibles	105	115
Deferred income taxes	618	510
Capitalized software licenses, net	225	227
Overfunded retirement plans	122	105
Other assets	79	78
Total assets	$12,338	$12,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$680	$657
Accrued expenses and other liabilities	871	1,117
Income taxes payable	218	53
Accrued profit sharing and retirement	79	198
Total current liabilities	1,848	2,025
Underfunded retirement plans	191	184
Deferred income taxes	60	49
Deferred credits and other liabilities	382	434
Total liabilities	2,481	2,692

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: March 31, 2008 – 1,739,660,927; December 31, 2007 – 1,739,632,601	1,740	1,740
Paid-in capital	926	931
Retained earnings	20,318	19,788
Less treasury common stock at cost. Shares: March 31, 2008 – 416,925,336; December 31, 2007 – 396,421,798	(12,776)	(12,160)
Accumulated other comprehensive loss, net of taxes	(351)	(324)
Total stockholders’ equity	9,857	9,975
Total liabilities and stockholders’ equity	$12,338	$12,667

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)
	For Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$662	$516
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
(Income) from discontinued operations	--	--
Depreciation	241	252
Stock-based compensation	54	78
Amortization of acquisition-related intangibles	10	14
Loss on sale of assets	6	--
Deferred income taxes	(74)	(3)
Increase (decrease) from changes in:
Accounts receivable	89	17
Inventories	(160)	28
Prepaid expenses and other current assets	(46)	(79)
Accounts payable and accrued expenses	(179)	(167)
Income taxes payable	165	33
Accrued profit sharing and retirement	(122)	(111)
Excess tax benefit from share-based payments	(13)	(34)
Change in funded status of retirement plans and accrued retirement	(4)	1
Other	12	9
Net cash provided by operating activities of continuing operations	641	554

Cash flows from investing activities:
Additions to property, plant and equipment	(219)	(179)
Purchases of short-term investments	(362)	(846)
Sales and maturities of short-term investments	958	1,011
Purchases of long-term investments	(2)	(5)
Sales of long-term investments	16	2
Acquisitions, net of cash acquired	--	(27)
Net cash provided by (used in) investing activities of continuing operations	391	(44)

Cash flows from financing activities:
Dividends paid	(133)	(58)
Sales and other common stock transactions	76	154
Excess tax benefit from share-based payments	13	34
Stock repurchases	(874)	(857)
Net cash used in financing activities of continuing operations	(918)	(727)

Effect of exchange rate changes on cash	8	(1)
Net increase (decrease) in cash and cash equivalents	122	(218)
Cash and cash equivalents , January 1	1,328	1,183
Cash and cash equivalents, March 31	$1,450	$965

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of Business and Significant Accounting Policies and Practices. Texas Instruments (TI) makes, markets and sells high-technology components; more than 50,000 customers all over the world buy our products.

Acquisitions - In the first quarter of 2007, we made an asset acquisition that was integrated into the Semiconductor business segment.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended March 31, 2008 and 2007, and the balance sheet as of March 31, 2008, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2007, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2007.  The results for the three-month period are not necessarily indicative of a full year's results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Changes in Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157,“Fair Value Measurements,” which provides guidance on how to measure assets and liabilities that are recorded at fair value.  SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosures in both annual and quarterly reports.  We adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008 (see Note 5 below).  SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133.  SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

2.	Earnings Per Share (EPS). Computation and reconciliation of earnings per common share from continuing operations are as follows:

	For Three Months Ended			For Three Months Ended
	March 31, 2008			March 31, 2007
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$662	1,327	$.50	$516	1,442	$.36
Dilutives:
Stock-based compensation plans	--	20		--	28
Diluted EPS	$662	1,347	$.49	$516	1,470	$.35

3.	Stock-based Compensation. We have several stock-based employee compensation plans, which are more fully described in Note 9 in our 2007 annual report on Form 10-K.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	For Three Months Ended March 31,
	2008	2007
Stock-based compensation expense recognized:
COR	$10	$15
R&D	16	23
SG&A	28	40
Total	$54	$78

The amounts above include the impact of recognizing compensation expense related to restricted stock units (RSUs), non-qualified stock options and stock options offered under the employee stock purchase plan.  Stock-based compensation expense has not been allocated between segments, but is reflected in Corporate.

4.
Investment in Auction-Rate Securities.  As of December 31, 2007, we had $1.04 billion invested in auction-rate securities.  As of March 31, 2008, we had sold down our holdings of these auction-rate securities by $473 million through the normal auction process. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing substantially all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids.

Substantially all of our auction-rate investments are backed by pools of student loans guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee.  As of March 31, 2008, these securities were all rated AAA/Aaa by the major credit rating agencies.  A small number of our auction-rate investments are covered by bond insurance and were rated Aaa by Moody’s and AA by Fitch as of March 31, 2008.  To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future.  For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks.  The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 15 to 40 years.  We understand that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful.  We expect that we will receive the principal associated with these auction-rate securities through one of the means described above.

Based on the fair value determinations described in Note 5 below, the fair value of our investment in auction-rate securities at March 31, 2008, was $551 million compared with a par value of $571 million.  This $20 million difference is considered temporary and is recorded as an unrealized loss, net of taxes, in accumulated other comprehensive income on the balance sheet.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements.  However, as it is not certain when liquidity will return to the markets, or other secondary markets will become available, we have reclassified our remaining investments in auction-rate securities of $551 million from short-term investments to long-term investments as of March 31, 2008.

5.	Fair Value Measurement. As discussed in Note 1, SFAS 157 became effective for measuring and reporting financial assets and liabilities in our financial statements beginning as of January 1, 2008.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.

Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2 – Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Our investments in student loan auction-rate securities are our only Level 3 assets, and were transferred from Level 2 because quoted prices from broker-dealers were unavailable due to events described in Note 4.  We used a discounted cash flow (DCF) model to determine the estimated fair value of these investments as of March 31, 2008.  The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions we considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and, publicly available pricing data for recently issued student loan asset-backed securities which are not subject to auctions.  Our estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction-rate securities.

The table below sets forth, by level, our financial assets and liabilities that were accounted for at fair value as of March 31, 2008.  The table does not include cash on hand and also does not include assets and liabilities which are measured at historical cost or any basis other than fair value.

	Portion of Carrying Value Measured at Fair Value
	March 31,
	2008	Level 1	Level 2	Level 3
Items measured at fair value on a recurring basis:

Cash equivalents:
Corporate commercial paper	$100	$--	$100	$--
U.S. Treasury and government agency securities	432	432	--	--
Money market funds	739	739	--	--

Short-term investments:
Corporate bonds	23	--	23	--
Mortgage-backed securities – Government Sponsored Enterprise (GSE) guaranteed	183	--	183	--
Mortgage-backed securities – senior bonds	208	--	208	--
Other	12	3	9	--

Long-term investments:
Auction–rate securities	551	--	15	536
Mutual funds	133	133	--	--
Total	$2,381	$1,307	$538	$536

Deferred compensation liabilities	$183	$183	$--	$--

The following table summarizes the change in the fair values for Level 3 items for the quarter ended March 31, 2008.

Level 3
Changes in fair value during the period ended March 31, 2008 (pre-tax):

Beginning Balance	$--
Transfers into Level 3	556
Unrealized loss - included in other comprehensive income	(20)
Ending Balance	$536

All of our assets measured at fair value, except for investments in mutual funds, are classified as available-for-sale securities.  Adjustments to fair value of these investments are recorded as an increase or decrease, net of taxes, in accumulated other comprehensive income except where losses are consider to be other-than-temporary, in which case the losses are recorded in other income (expense) net.  Our investments in mutual funds, which are intended to generate returns that offset changes in certain liabilities related to deferred compensation arrangements, are classified as trading securities.  Adjustments to fair value of both the mutual funds and the related deferred compensation liabilities are recorded in selling, general and administrative expense.

6.	Post-employment Benefit Plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended March 31,	2008	2007	2008	2007	2008	2007

Service cost	$6	$6	$1	$1	$10	$10
Interest cost	13	11	7	6	15	13
Expected return on plan assets	(11)	(12)	(7)	(7)	(20)	(18)
Amortization of prior service cost	--	--	1	1	(1)	(1)
Recognized net actuarial loss	4	6	2	2	1	3
Net periodic benefit cost	$12	$11	$4	$3	$5	$7

7.
Income Taxes.  Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of March 31, 2008, the estimated annual effective tax rate for 2008 is about 31 percent.  The estimated annual effective tax rate for 2008 differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates.  The first quarter of 2008 includes a discrete tax benefit of $81 million primarily due to our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.

8.
Contingencies.  We routinely sell products with a limited intellectual property indemnification included in the terms of sale.  Historically, we have had only minimal and infrequent losses associated with these indemnities.  Consequently, any future liabilities brought about by the intellectual property indemnities cannot reasonably be estimated or accrued.

We accrue for known product-related claims if a loss is probable and can be reasonably estimated.  During the periods presented, there have been no material accruals or payments regarding product warranty or product liability, and historically we have experienced a low rate of payments on product claims.  Consistent with general industry practice, we enter into formal contracts with certain customers in which the parties define warranty remedies.  Typically, under these agreements, our warranty for semiconductor products covers three years; an obligation to repair, replace or refund; and a maximum payment obligation tied to the price paid for our products.  In some cases, product claims may be disproportionate to the price of our products.

We are subject to various other legal and administrative proceedings.  Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect upon our financial condition, results of operations or liquidity.

Discontinued Operations Indemnity – In connection with the sale of the former Sensors & Controls business to an affiliate of Bain Capital, LLC in 2006, we have agreed to indemnify the former business, renamed Sensata Technologies, Inc., for certain specified litigation matters, as well as other liabilities, including environmental liabilities.  Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are, generally, subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million.  As of March 31, 2008, there were no significant liabilities recorded under these indemnification obligations.

9.	Segment Data. We have two reportable operating segments: Semiconductor and Education Technology.

Segment information for continuing operations is as follows:

	For Three Months Ended March 31,
	2008	2007
Segment Net Revenue

Semiconductor	$3,191	$3,115
Education Technology	81	76
Total net revenues	$3,272	$3,191

	For Three Months Ended March 31,
	2008	2007
Segment Profit (Loss)

Semiconductor	$927	$831
Education Technology	18	16
Corporate	(138)	(167)
Profit from operations	$807	$680

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

Overview

At Texas Instruments, we design, make and sell high-technology components; more than 50,000 customers all over the world buy our products.  We have two business segments: Semiconductor and Education Technology.  Semiconductor is by far the larger of these segments, accounting for 96 percent of our revenue in 2007.  This segment sells integrated circuits, or semiconductors, to electronics designers and manufacturers, many of whom innovate rapidly and bring new products to market multiple times a year.  Our Education Technology segment accounts for the remaining 4 percent of our revenue and sells calculators and related technologies to consumers and educators.

The details relevant to each segment are discussed below.

Semiconductor

Our Semiconductor segment invents and produces a variety of semiconductors, commonly called “chips.”  These semiconductors are used to accomplish many different things, such as processing data, canceling noise, converting signals, improving resolution and distributing power.  We are among the world’s largest semiconductor companies as measured by revenue, having been ranked in the top five for the past decade.  Our Semiconductor segment can be affected by cyclical upturns and downturns characteristic of our markets, which sometimes cause wide swings in growth rates from year to year.  Prices and manufacturing costs of Semiconductor products tend to decline over time.

Products

Over the past decade, we have focused most of the resources of our Semiconductor segment on two areas – analog semiconductors and digital signal processors (DSPs).  In 2007, about 80 percent of the segment’s revenue came from sales of these two broad types of semiconductors.  In general, analog semiconductors and DSPs convert and process signals very quickly, enabling people to talk on a cell phone, hold a real-time videoconference over the Internet, or overcome deafness with a digital hearing aid, for example.  Our portfolio includes products that are central to almost all electronic equipment.

Analog semiconductors are responsible for changing real-world signals – such as sound, temperature, pressure or images – by conditioning them, amplifying them and often converting them to a stream of digital data so the signals can be processed by DSPs.  Analog semiconductors also manage power distribution and consumption.  Analog semiconductors can have long life cycles that reach into decades.  We introduce hundreds of new types of analog semiconductors every year.

Our analog semiconductors can be put into two primary categories: custom products and standard products; most of our standard products are high-performance analog.  Custom products are designed for specific applications for specific customers.  Standard products are used by multiple customers, though some are used only in specific applications and some are used in many different applications.  Almost all of our custom and standard products are proprietary in nature, which makes them difficult to copy or imitate.  Both also typically deliver good gross margins, with margin on standard products being somewhat higher.  While our analog portfolio is primarily comprised of custom and standard products, we also manufacture and sell another category of analog semiconductors known as commodity products.  These are sold in high volume to a broad range of customers for use in many different applications.  Commodity products, unlike custom and standard products, are easily imitated, which means differentiation is generally achieved by price and availability.

The size of the total market for analog semiconductors was about $36 billion in 2007, and we supplied an estimated 13 percent of this market.  Our share of this market has increased over the past five years as we have expanded our portfolio with higher performance products and grown the size and reach of our sales force.  We believe that with continued improvements and focus, we can keep increasing our share of the market for analog semiconductors.

DSPs are semiconductors that perform mathematical computations almost instantaneously with a high level of precision.  They use complex algorithms to process and improve a stream of digital data.  DSPs are ideal for applications that require precise, real-time processing, such as cell phone conversations or receiving digital radio transmissions.  The processing speed and power efficiency of a DSP are important characteristics that often indicate the advanced technical nature of the device.  Our portfolio includes DSPs that are among the world’s fastest and most power-efficient.

Our portfolio of DSPs includes three categories of products: custom products, application-specific products and standard products.  Custom products are designed for specific, individual customers with very high volumes in established markets.  Application-specific products are designed for use by multiple customers in established and emerging markets.  Standard products are sold into a broad range of applications and often seed the next generations of innovation in signal-processing equipment.

We are the world’s largest supplier of DSPs with an estimated 65 percent share of the market in 2007.  Most of this revenue comes from custom DSPs.

A digital television broadcast provides an example of how analog semiconductors and DSPs work together in enabling modern electronic equipment.  As a camera focuses on an event, its sensors and microphones send real-world signals to analog semiconductors, which condition and amplify the signals and convert the signals into digital data.  A DSP then compresses and enhances the data for transmission as a television broadcast.  Next, a television receives the broadcasted signal and its chips reverse the process, outputting the resulting sound and picture.  Our portfolio of semiconductor products includes analog and DSP chips that are able to accomplish all of the processing steps described in real time.

Inventory

We strive to carry levels of inventory that let us meet our customers’ needs as well as fill orders when demand is unexpectedly strong.  Having products when and where the customer needs them is an important element in gaining market share.

Our inventory practices vary by type of product.  For standard products, where the risk of obsolescence is low, we generally carry higher levels of inventory.  These products usually have many customers and long life cycles and are often ordered in small quantities.  Standard product inventory is sometimes held in unfinished form, giving us greater flexibility to meet final package and test configurations.  Examples of these products are high-performance analog, standard DSP and standard microcontrollers.  (A microcontroller is a microprocessor designed to control a very specific task for electronic equipment.)  For custom high-volume products, where the risk of obsolescence is higher, we carry lower levels of inventory when possible.  These products usually have a single customer, are sold in high volumes and have comparatively shorter life cycles.  Life cycles of these products are often determined by end-equipment upgrade cycles and can be as short as 12 to 24 months.  Examples of these products are digital baseband processors for cell phones and custom application-specific analog and digital products.  In addition, our inventory levels have generally increased over time due to the impact of consignment programs at our largest customers, our distributors’ desire to carry less inventory and our increased mix of standard products such as high-performance analog.

Manufacturing

We own and operate semiconductor manufacturing sites in North America, Asia and Europe.  Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation.  Because we own much of our manufacturing capacity, a significant portion of our operating costs is fixed.  In general, these costs do not decline with reductions in customer demand or utilization of capacity, potentially hurting our profit margins.  Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, potentially benefiting our profit margins.

There is an inherent difference in the cost to manufacture analog semiconductors and DSPs.  DSPs generally are on the leading edge of technology, and consequently, they require the most advanced and expensive manufacturing processes and equipment.  Additionally, digital chips tend to evolve quickly to more advanced technology levels, requiring new production processes and new equipment every few years.  As a result, maintaining an industry leadership position in digital manufacturing requires significant capital spending, along with investment in research and development, in order to develop new production processes and manufacturing capabilities.  To reduce the dollars we must spend to produce digital chips, we manufacture some of our products at foundries that are owned and operated by outside parties.  Foundries manufactured about 50 percent of our advanced digital chips in 2007.

In contrast to our DSPs, our analog semiconductors typically require a lower level of investment in manufacturing processes and equipment.  While analog chips benefit from unique, proprietary manufacturing processes, these processes can be applied using older, less expensive equipment.  In addition, these processes and equipment remain usable for much longer than digital manufacturing processes and equipment.  Consequently, the level of capital and manufacturing research and development spending needed to support analog manufacturing is considerably less than is needed for an equivalent level of digital manufacturing.  We manufacture a significant majority of our analog chips in our own factories.

In addition to using foundries to produce advanced digital chips, we determined in 2007 to work with foundries to develop the wafer fabrication manufacturing process technologies used in the production of digital chips.  Such technologies historically were developed by us and a handful of other large semiconductor companies.  But as foundries have become more sophisticated, they now can, and do, develop the same technologies, on the same schedule, with the same capabilities and quality.  As a result, it is now more efficient and cost-effective for us to work collaboratively with foundries to develop new digital manufacturing process technologies and avoid duplication of research and investment.  We substantially completed this shift in 2007.  As we have decreased our spending on digital manufacturing research and development, we have increased spending on our analog manufacturing, where we remain able to differentiate our products through process technologies.

Education Technology

Our Education Technology segment is the world’s leading supplier of handheld graphing calculators.  It also designs business and scientific calculators, as well as a wide range of advanced classroom tools that help students and teachers explore math and science interactively.  Our products are marketed to consumers through retailers and to schools through instructional dealers.  The Education Technology segment has an annual pattern of revenue that is tied to the back-to-school season.  As a result, revenue is at its highest in the second and third quarters.  This segment represented 4 percent of our revenue in 2007.  Prices of Education Technology products tend to be stable.

Tax Implications

We operate in a number of tax jurisdictions and are subject to several types of taxes including those based on income, capital, property and payroll, and sales and other transactional taxes.  The timing of the final determination of our tax liabilities varies among the various jurisdictions and their taxing authorities.  As a result, during any particular reporting period, we might reflect in our financial statements one or more tax refunds or assessments, or changes to tax liabilities, involving one or more taxing authorities.

First-Quarter 2008 Results

Our financial results for the first quarter reflect our strengthening position in the market for analog semiconductors.

Our revenue was up 3 percent from the year-ago quarter, due to 20 percent growth in shipments resulting from increased demand for our high-performance analog semiconductors.  Our operating profit grew 19 percent. Analog is making us stronger and will be a significant growth opportunity for a very long time.  Analog goes into almost every piece of electronic equipment that is made, and we have the technology and the manufacturing power to serve much more of this market than we are addressing today.  Analog also has clear benefits for our operating profit, which has grown faster than revenue, and for our cash flow, which we can return to shareholders or reinvest in growth.

Compared with the fourth quarter, our revenue declined 8 percent primarily due to lower shipments resulting from decreased demand for our products used in cell phones, especially high-end, or 3G, cell phones.

We believe our long-term opportunity is excellent.  We continue to do the things needed to be the better choice for our customers, such as adding sales and applications engineers, investing in new products, and increasing assembly/test capability.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Statements of Income – Selected Items
(In millions, except per-share amounts)

	For Three Months Ended
	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2007
Net revenue	$3,272	$3,556	$3,191
Cost of revenue (COR)	1,516	1,630	1,554
Gross profit	1,756	1,926	1,637
Research and development (R&D)	514	508	552
Selling, general and administrative (SG&A)	435	422	405
Total operating costs and expenses	2,465	2,560	2,511
Profit from operations	807	996	680
Other income (expense) net	33	46	39
Income from continuing operations before income taxes	840	1,042	719
Provision for income taxes	178	289	203
Income from continuing operations	662	753	516
Income from discontinued operations, net of taxes	--	3	--
Net income	$662	$756	$516

Basic earnings per common share:
Income from continuing operations	$.50	$.55	$.36
Net income	$.50	$.55	$.36

Diluted earnings per common share:
Income from continuing operations	$.49	$.54	$.35
Net income	$.49	$.54	$.35

Average shares outstanding (millions):
Basic	1,327	1,372	1,442
Diluted	1,347	1,399	1,470

Cash dividends declared per share of common stock	$.10	$.10	$.04

Percentage of revenue:
Gross profit	53.7%	54.2%	51.3%
R&D	15.7%	14.3%	17.3%
SG&A	13.3%	11.9%	12.7%
Operating profit	24.7%	28.0%	21.3%

Details of Financial Results

Revenue was $3.27 billion, up $81 million, or 3 percent, from the year-ago quarter.  Compared with the prior quarter, revenue decreased $284 million, or 8 percent.

Gross profit for the first quarter of 2008 was $1.76 billion, or 53.7 percent of revenue.  Our profitability has been improving due to a richer mix of more profitable products.  Gross profit increased $119 million from the year-ago quarter and declined $170 million from the prior quarter.

Operating expenses for the first quarter of 2008 were $514 million for R&D and $435 million for SG&A.  R&D expense decreased $38 million from a year ago as we continue to benefit from our collaborative work with foundries on advanced digital process technologies.  R&D expense increased $6 million from the prior quarter due to seasonally higher pay and benefits, partially offset by lower product development costs.  SG&A expense increased $30 million from the year-ago quarter primarily due to higher investments in field sales and customer support, especially for emerging regions of the world.

SG&A expense increased $13 million from the prior quarter due to seasonally higher pay and benefits, partially offset by lower advertising expense.

Operating profit for the first quarter was $807 million, or 24.7 percent of revenue.  This was an increase of $127 million from the year-ago quarter due to higher gross profit.  Operating profit decreased $189 million from the prior quarter due to lower gross profit.

Other income (expense) net for the first quarter was $33 million.  This was down $6 million from the year-ago quarter and down $13 million from the prior quarter due to lower interest income.

As of March 31, 2008, the estimated annual effective tax rate for 2008 is expected to be about 31 percent (see Note 7 to the Financial Statements for additional information).  The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2007.

Quarterly income taxes are calculated using the estimated annual effective tax rate.

The tax provision for the first quarter was $178 million, which includes a discrete tax benefit of $81 million.  The discrete tax benefit was primarily due to our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.  Our tax provision in the fourth quarter of 2007 included a discrete tax benefit of $11 million.

Income from continuing operations was $662 million, an increase of $146 million from the year-ago quarter and a decrease of $91 million from the prior quarter.

Earnings per share (EPS) for the first quarter were $0.49 and included a discrete tax benefit of $0.06.  EPS increased $0.14 from the year-ago quarter and decreased $0.05 from the prior quarter.

Orders for the first quarter were $3.32 billion.  This was an increase of $111 million from the year-ago quarter and a decline of $164 million from the prior quarter.

Semiconductor

Semiconductor revenue in the first quarter of 2008 was $3.19 billion.  This was 2 percent higher than the year-ago quarter primarily due to higher shipments resulting from increased demand for analog products, especially high-performance analog products.  Revenue declined 8 percent from the prior quarter primarily due to lower shipments resulting from decreased demand for DSP products sold into cell phone applications.

In July 2007, we sold our digital subscriber line (DSL) customer-premises equipment product line, causing a decline in revenue of about $55 million from first quarter 2007 as compared to first quarter 2008.  This sale primarily affected our application-specific analog revenue over this period, although there was also some DSP revenue impact.

Analog product revenue for the first quarter was $1.32 billion.  This was up 6 percent compared with a year ago due to increased shipments resulting from stronger demand for high-performance analog products.  Revenue was down 4 percent from the prior quarter primarily due to lower shipments resulting from weaker demand for application-specific analog products sold into hard-disk drive and cell phone applications.  Revenue from high-performance analog products increased 20 percent from a year ago and was about even with the prior quarter.

DSP product revenue for the first quarter was $1.12 billion.  This was a decrease of 3 percent from a year ago and 18 percent from the prior quarter.  Revenue declined from the year-ago quarter because products for low-end cell phones represented a higher proportion of our shipments than in the earlier period.  Revenue declined from the prior quarter due to lower shipments resulting from reduced demand for products sold into a broad range of cell phone applications.

Our remaining semiconductor revenue for the first quarter was $754 million, an increase of 6 percent from a year ago and 2 percent from the prior quarter.  Growth in both comparisons was primarily due to increased shipments resulting from higher demand for microcontrollers.  Also included in remaining semiconductor revenue is royalty revenue and revenue from sales of reduced-instruction set microprocessors, standard logic products and DLP® products.

On an end-equipment basis, revenue from products for wireless applications was $1.09 billion, a decline of 4 percent from the year-ago quarter primarily due to lower revenue from digital baseband and chipset products.  Revenue from baseband and chipset products declined despite an increase in shipments because products for low-end cell phones represented a higher proportion of shipments than in the earlier period.  Compared with prior quarter, revenue declined 18 percent due to lower shipments resulting from decreased demand.  Most of the decline in demand was due to an unexpected in-quarter decrease in demand for high-end, or 3G, products, although the previously discussed supplier transition under way at Ericsson Mobile Platforms contributed to a lesser extent.

Gross profit for the first quarter was $1.73 billion, or 54.3 percent of revenue.  This was up $102 million, or 6 percent, from the year-ago quarter primarily due to higher revenue from more-profitable analog products, and to a lesser extent, from microcontrollers.  Gross profit was down $165 million, or 9 percent, from the prior quarter due to lower revenue.

Operating profit for the first quarter was $927 million, or 29.0 percent of revenue.  This was an increase of $96 million from the year-ago quarter due to higher gross profit.  Operating profit decreased $190 million from the prior quarter primarily due to lower gross profit.

Semiconductor orders in the first quarter were $3.17 billion.  This was up 3 percent from the year-ago quarter due to higher demand for analog products and was down 7 percent from the prior quarter primarily due to lower demand for DSP products used in cell phones.

Education Technology

Education technology revenue for the first quarter of 2008 was $81 million.  This was an increase of $5 million, or 7 percent, from the year-ago quarter due to higher sales of graphing calculators.  Revenue was even with the prior quarter.

Gross profit for the first quarter was $49 million, or 60.5 percent of revenue.  This was an increase of $4 million, or 10 percent, from the year-ago quarter due to higher revenue.  Gross profit declined $1 million from the prior quarter.

Operating profit for the first quarter was $18 million, or 21.9 percent of revenue.  This was an increase of $2 million from the year-ago quarter due to higher gross profit and a decrease of $1 million from the prior quarter due to lower gross profit.

Financial Condition

At the end of the first quarter of 2008, total cash (cash and cash equivalents plus short-term investments) was $1.88 billion.  This was $1.05 billion lower than the end of 2007.  As of the end of the first quarter we reclassified our remaining auction-rate securities, which have a fair value of $551 million, from short-term investments to long-term investments due to reduced liquidity for these securities (see Notes 4 and 5 to the Financial Statements).  Accounts receivable were $1.67 billion at the end of the quarter.  This was a decrease of $73 million from the end of 2007.  Days sales outstanding were 46 at the end of the quarter compared with 44 at the end of 2007.

Inventory was $1.58 billion at the end of the quarter.  This was $160 million higher than the end of 2007.  Days of inventory at the end of the first quarter were 94, up 16 days from the prior quarter.  About one-third of the increase in inventory was the result of unexpected decreases in demand from our wireless customers in the quarter.  Another third of the increase is tied to our changing perspective for demand in the second quarter.  When we started manufacturing those products we had higher expectations for second quarter demand than our more conservative current view.  In response, we began to lower production levels in early March to reduce our inventory at a measured pace over the next few quarters.  The final third of the increased inventory was the result of a planned build, especially in high-performance analog.  It was our objective to increase this inventory level to enable us to better service our customers and we plan to maintain this higher level.

Capital spending in the first quarter totaled $219 million.  This was an increase of $40 million from a year ago due to higher expenditures for semiconductor assembly/test equipment and facilities.  Depreciation in the first three months of 2008 was $241 million, down $11 million from a year ago.

Liquidity and Capital Resources

Cash flow from operations for the first quarter of 2008 was $641 million, an increase of $87 million from the year-ago quarter, due to the increase in net income.

For the first quarter of 2008, net cash provided from investing activities was $391 million, compared with cash used of $44 million a year ago.  During the quarter, we reduced our holdings of short-term investments to supplement cash flow from operations for share repurchases.  We used $874 million of cash in the quarter to repurchase 28.6 million shares of our common stock and paid dividends of $133 million.  In the same quarter last year we used $857 million of cash to repurchase

28 million shares of common stock and paid $58 million in dividends.  Dividends were higher due to the increase in the quarterly dividend rate in the second and fourth quarters of 2007.  The amount of dividend payments was partially offset by the lower number of shares outstanding as a result of the share repurchases.

In 2008, we expect: an annual effective tax rate of about 31 percent, R&D expense of $2.0 billion, capital expenditures of $0.9 billion and depreciation of $1.0 billion.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 58-59 of Exhibit 13 to our Form 10-K for the year ended December 31, 2007, and is incorporated by reference to such exhibit.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2008	21,995,000	$30.17	21,995,000		$4,910 million
February 1 through February 29, 2008	3,638,400	$30.24	3,638,400		$4,800 million
March 1 through March 31, 2008	-		-		$4,800 million
Total	25,633,400	$30.18	25,633,400	(2)	$4,800 million	(2)

(1)
All purchases during the quarter were made through open market purchases under one of the following two authorizations from our Board of Directors: (a) authorization to purchase up to $5 billion of additional shares of TI common stock (announced on September 21, 2006) and (b) authorization to purchase up to $5 billion of additional shares of TI common stock (announced on September 21, 2007).  No expiration date has been specified for these authorizations.

(2)
The table does not include the purchase of 3,000,000 shares pursuant to orders placed in the fourth quarter of 2007, for which trades were settled in the first three business days of the first quarter for $101 million.  The purchase of these shares was reflected in Part II, Item 5 of our report on Form 10-K for the year ended December 31, 2007.

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

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;
•	Customer demand that differs from our forecasts;
•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;
•	TI's ability to access its bank accounts and lines of credit or otherwise access the capital markets;
•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;
•	TI’s ability to recruit and retain skilled personnel; and
•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

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

Date: April 30, 2008