Form 10-Q
period 2008-06-30
TEXAS INSTRUMENTS INC
filed 2008-07-31
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

1,310,877,425
Number of shares of Registrant’s common stock outstanding as of
June 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$3,351	$3,424	$6,623	$6,615
Cost of revenue (COR)	1,602	1,640	3,118	3,194
Gross profit	1,749	1,784	3,505	3,421
Research and development (R&D)	488	551	1,002	1,104
Selling, general and administrative (SG&A)	428	424	863	828
Operating profit	833	809	1,640	1,489
Other income (expense) net	17	56	49	95
Income from continuing operations before income taxes	850	865	1,689	1,584
Provision for income taxes	262	251	438	454
Income from continuing operations	588	614	1,251	1,130
Loss from discontinued operations, net of taxes	--	(4)	--	(4)
Net income	$588	$610	$1,251	$1,126

Basic earnings per common share:
Income from continuing operations	$.45	$.43	$.95	$.79
Net income	$.45	$.42	$.95	$.78

Diluted earnings per common share:
Income from continuing operations	$.44	$.42	$.93	$.77
Net income	$.44	$.42	$.93	$.77

Average shares outstanding (millions):
Basic	1,320	1,437	1,323	1,439
Diluted	1,341	1,469	1,344	1,469

Cash dividends declared per share of common stock	$.10	$.08	$.20	$.12

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007

Income from continuing operations	$588	$614	$1,251	$1,130
Other comprehensive income (loss):
Changes in available-for-sale investments:
Adjustment, net of taxes	5	(1)	(8)	--
Reclassification of recognized transactions, net of taxes	--	(1)	(3)	(1)
Unrecognized net actuarial loss of defined benefit plans:
Adjustment, net of taxes	11	68	(11)	68
Reclassification of recognized transactions, net of taxes	7	6	12	13
Unrecognized prior service cost of defined benefit plans:
Adjustment, net of taxes	(3)	(1)	3	(1)
Total	20	71	(7)	79
Total from continuing operations	608	685	1,244	1,209
Loss from discontinued operations, net of taxes	--	(4)	--	(4)
Total comprehensive income	$608	$681	$1,244	$1,205

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,317	$1,328
Short-term investments	331	1,596
Accounts receivable, net of allowances of ($24) and ($26)	1,811	1,742
Raw materials	111	105
Work in process	997	876
Finished goods	543	437
Inventories	1,651	1,418
Deferred income taxes	641	654
Prepaid expenses and other current assets	259	180
Total current assets	6,010	6,918
Property, plant and equipment at cost	7,603	7,568
Less accumulated depreciation	(3,999)	(3,959)
Property, plant and equipment, net	3,604	3,609
Long-term investments	766	267
Goodwill	840	838
Acquisition-related intangibles	108	115
Deferred income taxes	626	510
Capitalized software licenses, net	220	227
Overfunded retirement plans	128	105
Other assets	80	78
Total assets	$12,382	$12,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$677	$657
Accrued expenses and other liabilities	955	1,117
Income taxes payable	26	53
Accrued profit sharing and retirement	102	198
Total current liabilities	1,760	2,025
Underfunded retirement plans	187	184
Deferred income taxes	57	49
Deferred credits and other liabilities	394	434
Total liabilities	2,398	2,692

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: June 30, 2008 – 1,739,712,567; December 31, 2007 – 1,739,632,601	1,740	1,740
Paid-in capital	940	931
Retained earnings	20,773	19,788
Less treasury common stock at cost: Shares: June 30, 2008 – 428,835,142; December 31, 2007 – 396,421,798	(13,138)	(12,160)
Accumulated other comprehensive loss, net of taxes	(331)	(324)
Total stockholders’ equity	9,984	9,975
Total liabilities and stockholders’ equity	$12,382	$12,667

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)
	For Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,251	$1,126
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Loss from discontinued operations	--	4
Depreciation	487	508
Stock-based compensation	108	146
Amortization of acquisition-related intangibles	19	28
Loss on sale of assets	6	--
Deferred income taxes	(81)	(6)
Increase (decrease) from changes in:
Accounts receivable	(60)	(127)
Inventories	(233)	13
Prepaid expenses and other current assets	(75)	(37)
Accounts payable and accrued expenses	(147)	(57)
Income taxes payable	(16)	(43)
Accrued profit sharing and retirement	(99)	(64)
Other	--	(39)
Net cash provided by operating activities of continuing operations	1,160	1,452

Cash flows from investing activities:
Additions to property, plant and equipment	(489)	(353)
Purchases of short-term investments	(362)	(2,325)
Sales and maturities of short-term investments	1,069	2,540
Purchases of long-term investments	(5)	(11)
Sales of long-term investments	16	5
Acquisitions, net of cash acquired	(19)	(27)
Net cash provided by (used in) investing activities of continuing operations	210	(171)

Cash flows from financing activities:
Payments on long-term debt	--	(43)
Dividends paid	(265)	(173)
Sales and other common stock transactions	165	528
Excess tax benefit from share-based payments	16	90
Stock repurchases	(1,307)	(1,599)
Net cash used in financing activities of continuing operations	(1,391)	(1,197)

Effect of exchange rate changes on cash	10	(1)
Net (decrease) increase in cash and cash equivalents	(11)	83
Cash and cash equivalents , beginning of period	1,328	1,183
Cash and cash equivalents, end of period	$1,317	$1,266

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of Business and Significant Accounting Policies and Practices.  Texas Instruments (TI) makes, markets and sells high-technology components; about 80,000 customers all over the world buy our products.

Acquisitions – In the second quarter of 2008, we made two acquisitions that were integrated into the Semiconductor segment.  In the first quarter of 2007, we made an asset acquisition that was integrated into the Semiconductor segment.

Change in Capitalization - On April 2, 2007, we retired $43 million of 8.75% notes at maturity.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended June 30, 2008 and 2007, and the balance sheet as of June 30, 2008, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2007, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2007.  The results for the six-month period are not necessarily indicative of a full year's results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Changes in Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides guidance on how to measure assets and liabilities that are recorded at fair value.  SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosures in both annual and quarterly reports.  We adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008 (see Note 5 below).  SFAS 157 is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.  We have evaluated the non-financial assets and liabilities portion of the standard and anticipate it will have no material impact on our financial position or results of operations.

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

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  Under the provisions of this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock units (RSUs), are considered participating securities for purposes of calculating earnings per share.  As a result, these participating securities will be included in the weighted average number of shares outstanding as disclosed on the face of the income statement.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform with the provisions of this FSP.  Early application is not permitted.  We have evaluated the potential impact of this standard and anticipate it will have no material impact on our previously reported earnings per share amounts.

2.	Earnings Per Share (EPS). Computation and reconciliation of earnings per common share from continuing operations are as follows:

	For Three Months Ended			For Three Months Ended
	June 30, 2008			June 30, 2007
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$588	1,320	$.45	$614	1,437	$.43
Dilutives:
Stock-based compensation plans	--	21		--	32
Diluted EPS	$588	1,341	$.44	$614	1,469	$.42

	For Six Months Ended			For Six Months Ended
	June 30, 2008			June 30, 2007
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$1,251	1,323	$.95	$1,130	1,439	$.79
Dilutives:
Stock-based compensation plans	--	21		--	30
Diluted EPS	$1,251	1,344	$.93	$1,130	1,469	$.77

3.	Stock-based Compensation. We have several stock-based employee compensation plans, which are more fully described in Note 9 in our 2007 annual report on Form 10-K.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007

COR	$11	$13	$21	$28
R&D	15	21	32	43
SG&A	28	35	55	75
Total	$54	$69	$108	$146

The amounts above include the impact of recognizing compensation expense related to RSUs, non-qualified stock options and stock options offered under the employee stock purchase plan.  Stock-based compensation expense has not been allocated between segments, but is reflected in Corporate.

4.
Investments in Auction-rate Securities.  As of December 31, 2007, we held $1.04 billion of auction-rate securities at par value, which was equal to fair value as of that date.  During the first quarter of 2008, we sold $473 million of these auction-rate securities at par through the normal auction process. Beginning in mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing substantially all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future.  The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 15 to 40 years.  We understand that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful.  We expect that we will receive the principal associated with these auction-rate securities through one of the means described above.  Due to the failed auctions and the uncertainty regarding the liquidity of these securities, beginning in the first quarter of 2008 we reclassified our investments in auction-rate securities with a par value of $571 million from short-term investments to long-term investments.

As of June 30, 2008, we held auction-rate securities with a par value of $568 million.  Of this amount, $518 million are backed by pools of student loans guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee.  As of June 30, 2008, these securities were all rated AAA/Aaa by the major credit rating agencies.  The remaining $50 million of our auction-rate securities are covered by bond insurance and were rated Aa3 by Moody’s as of June 30, 2008.

During the quarter ended June 30, 2008, $3 million of student loan auction-rate securities were redeemed by the issuer at par.  During the second quarter, we received formal notice that an additional $15 million covered by bond insurance have been called by the issuer for redemption at par during the third quarter.  These securities have been reclassified from long-term investments to short-term investments as of June 30.  In addition, subsequent to the end of the second quarter, we received formal notice from another issuer that $11 million classified as long-term investments on the June 30, 2008, balance sheet have been called for redemption at par during the quarter.

Based on the fair value determinations described in Note 5 below, the fair value of our investments in auction-rate securities at June 30, 2008, was $562 million compared with a par value of $568 million.  The $6 million difference is considered temporary and is recorded as an unrealized loss, net of taxes, in accumulated other comprehensive income (OCI) on the balance sheet.

While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements.

5.	Fair Value Measurement. As discussed in Note 1, SFAS 157 became effective for measuring and reporting financial assets and liabilities in our financial statements as of January 1, 2008.

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

Level 1 – Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data.

Level 3 – Uses inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Investments in auction-rate securities are our only Level 3 assets, and in the first quarter of 2008 were transferred from Level 2 because quoted prices from broker-dealers were unavailable due to events described in Note 4.  We used a discounted cash flow (DCF) model to determine the estimated fair value of these investments as of March 31, 2008, and June 30, 2008.  The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions we considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and, publicly available pricing data for recently issued student loan asset-backed securities which are not subject to auctions.  Our estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction-rate securities.

The table below sets forth, by level, our financial assets and liabilities that were accounted for at fair value as of June 30, 2008.  The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Portion of Carrying Value Measured at Fair Value
	June 30,
	2008	Level 1	Level 2	Level 3
Items measured at fair value on a recurring basis:

Cash equivalents:
Corporate commercial paper	$90	$--	$90	$--
U.S. Treasury and government agency securities	250	250	--	--
Money market funds	777	777	--	--

Short-term investments:
Mortgage-backed securities – Government Sponsored Enterprise (GSE) guaranteed	140	--	140	--
Mortgage-backed securities – senior bonds	167	--	167	--
Auction-rate securities	15	--	15	--
Other	9	2	7	--

Long-term investments:
Auction-rate securities	547	--	--	547
Mutual funds	131	131	--	--
Total	$2,126	$1,160	$419	$547
Deferred compensation liabilities	$180	$180	$--	$--

Changes in fair value during the period (pre-tax):	Level 3

Balance, December 31, 2007	$--
Transfers into Level 3	556
Unrealized loss – included in OCI	(20)
Balance, March 31, 2008	$536
Change in unrealized loss from prior quarter – included in OCI	14
Redemption at par	(3)
Balance, June 30, 2008	$547

All of our financial assets measured at fair value, except for investments in mutual funds, are classified as available-for-sale securities.  Adjustments to fair value of these investments are recorded as an increase or decrease, net of taxes, in accumulated other comprehensive income except where losses are considered to be other-than-temporary, in which case the losses are recorded in other income (expense) net.  Our investments in mutual funds, which are intended to generate returns that offset changes in certain liabilities related to deferred compensation arrangements, are classified as trading securities.  Adjustments to fair value of both the mutual funds and the related deferred compensation liabilities are recorded in selling, general and administrative expense.

6.	Post-employment Benefit Plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended June 30,	2008	2007	2008	2007	2008	2007

Service cost	$6	$6	$1	$1	$11	$10
Interest cost	13	11	7	6	16	13
Expected return on plan assets	(11)	(12)	(7)	(7)	(21)	(18)
Amortization of prior service cost	--	--	1	1	(1)	(1)
Recognized net actuarial loss	4	6	2	2	1	2
Net periodic benefit cost	$12	$11	$4	$3	$6	$6

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For six months ended June 30,	2008	2007	2008	2007	2008	2007

Service cost	$12	$13	$2	$2	$22	$20
Interest cost	25	21	14	12	31	25
Expected return on plan assets	(22)	(24)	(14)	(13)	(42)	(36)
Amortization of prior service cost	--	--	1	1	(2)	(1)
Recognized net actuarial loss	8	11	4	4	2	5
Net periodic benefit cost	$23	$21	$7	$6	$11	$13

7.
Income Taxes.  Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of June 30, 2008, the estimated annual effective tax rate for 2008 is about 31 percent.  The estimated annual effective tax rate for 2008 differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates. Additionally, during the first quarter of 2008, we recorded a discrete tax benefit of $81 million primarily due to our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.

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

Discontinued Operations Indemnity – In connection with the sale of the former Sensors & Controls business to an affiliate of Bain Capital, LLC in 2006, we have agreed to indemnify the former business, renamed Sensata Technologies, Inc., for certain specified litigation matters, as well as other liabilities, including environmental liabilities.  Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are, generally, subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million.  As of June 30, 2008, there were no significant liabilities recorded under these indemnification obligations.

9.	Segment Data. We have two reportable operating segments: Semiconductor and Education Technology.

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007
Segment Revenue

Semiconductor	$3,175	$3,257	$6,365	$6,372
Education Technology	176	167	258	243
Total revenue	$3,351	$3,424	$6,623	$6,615

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007
Segment Operating Profit (Loss)

Semiconductor	$886	$905	$1,813	$1,735
Education Technology	78	74	96	89
Corporate*	(131)	(170)	(269)	(335)
Operating profit	$833	$809	$1,640	$1,489

* Corporate includes restructuring charges of $17 million for the three months ended June 30, 2007, and $31 million for the six months ended June 30, 2007.  Of the total restructuring charges, $11 million ($20 million for the six months) is included in cost of revenue and $6 million ($11 million for the six months) is included in research and development expense.

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

Overview

At Texas Instruments, we design and make high-technology components that we sell to customers all over the world.  We have two business segments: Semiconductor and Education Technology.  Semiconductor is by far the larger of these segments, accounting for 96 percent of our revenue in 2007.  This segment sells integrated circuits, or semiconductors, to electronics designers and manufacturers.  Our Education Technology segment accounts for the remaining 4 percent of our revenue and sells calculators and related technologies to consumers and educators.

Beginning with this quarterly report, we will describe Semiconductor revenue in four product lines:  Analog, Embedded Processing, Wireless and Remaining Semiconductor.  We expect that for our 2008 10-K, we will have transitioned to four segments:  Analog, Embedded Processing, Wireless and Other.  Our Other segment will consist of what is presently Remaining Semiconductor and Education Technology.   For a complete description of these changes, please reference the materials from our conference call and webcast, held on July 1, 2008, available at www.ti.com/ir.

The details relevant to each segment are discussed below.

Semiconductor

Background

Our Semiconductor segment invents and produces a variety of semiconductors, commonly called “chips.”  These semiconductors are used to accomplish many different things, such as converting and amplifying signals, interfacing with input and output devices and other semiconductors, managing and distributing power, processing data, canceling noise and improving signal resolution.  Our portfolio includes products that are central to almost all electronic equipment.

Our Semiconductor segment can be affected by cyclical upturns and downturns characteristic of the markets for our products, which sometimes cause wide swings in growth rates from quarter to quarter or year to year.  Prices and manufacturing costs of Semiconductor products tend to decline over time.

Products

We have three major semiconductor product lines:  Analog, Embedded Processing and Wireless.  We expect Analog and Embedded Processing to be our primary growth engines in the years ahead, and therefore we focus our resources on these product lines.

Within our semiconductor product lines, there are two general types of products, custom and standard – terms that refer to whom and how the products are sold.  A custom product is designed for a specific customer for a specific application and is generally sold directly to the customer.  A standard product is designed for use by many customers in many applications and is generally sold through distribution.  Standard products include both commodity and proprietary products.

Analog

Analog semiconductors change real-world signals – such as sound, temperature, pressure or images – by conditioning them, amplifying them and often converting them to a stream of digital data so the signals can be processed by digital signal processors (DSPs).  Analog semiconductors are also used to manage power distribution and consumption.  Sales from our analog product line accounted for about 35 percent of our revenue in 2007.  The worldwide market for analog semiconductors was about $36 billion in 2007.  Our share in this very fragmented market is about 13 percent, and we believe that we are well positioned to increase it over time.  We have two categories of analog products:  high-performance analog and high-volume analog & logic.

High-performance analog products:  These include standard analog semiconductors (our portfolio is about 17,000 products) that we market to many different customers (nearly 80,000) who will use them in many different products.  These products generally have long life cycles, often 10 to 20 years.

High-volume analog & logic products:  These include two product types.  The first, high-volume analog, includes custom products marketed for specific applications.  The life cycles of our high-volume analog products are generally shorter than our high-performance analog products.  End markets for high-volume analog products include communications equipment, automobiles, computing equipment and many consumer electronics products.  The second type of products in this line, standard logic, includes commodity products marketed to many different customers for many different applications.

Embedded Processing

Our embedded processing products are DSPs and microcontrollers.  DSPs perform mathematical computations almost instantaneously to process and improve digital data.  Microcontrollers are microprocessors that are designed to control a very specific task for electronic equipment.  Sales of embedded processing products accounted for about 12 percent of our revenue in 2007.  The worldwide market for embedded processors was about $17 billion in 2007 and we have about 10 percent market share.  A unique characteristic of embedded processing products is that our customers often invest their own research and development (R&D) to write software that operates only with our products.  We make and sell standard products used in many different applications and custom products used in applications that include communications infrastructure equipment and automobiles.

Wireless

Cell phones require a radio or “baseband” to connect to the wireless carrier’s network.  Today’s advanced cell phones also require an applications processor to run the phone’s software and services, and semiconductors to enable connectivity to Bluetooth® devices, WiFi networks or GPS location services.  We design, make and sell products to satisfy each of these requirements, often in the same chip.  Wireless products are typically sold in high volumes and our wireless portfolio includes both standard and custom products.  Sales of wireless products accounted for about 30 percent of our revenue in 2007.

Prompted by increased consumer demand for “smart phones” (which contain email, media and computing capability), major handset manufacturers are shifting their R&D focus from baseband technology to software and services.  As a result, we believe customer demand for applications processors is increasing as handset manufacturers integrate such processors to differentiate their products.  Our OMAPTM product line has a leading position in the stand-alone applications processor market and is used by most of the top handset manufacturers.  Our wireless product line has been shifting focus from baseband chips, a market with shrinking competitive barriers, to applications processors.

In addition to our three major semiconductor product lines, we offer the following (Remaining Semiconductor): DLP® products (which are used to create high-definition images for data projectors, televisions and movie projectors), reduced-instruction set computing (RISC) microprocessors (which are designed to provide very fast computing and are often implemented in servers), application-specific integrated circuits (ASICs) (which are custom chips), and radio-frequency identification (RFID) semiconductors (which provide the technology used in, among other things, automatic transportation payments and product tracking).  An additional source of semiconductor revenue is royalties received for our patented technology that we license to other electronics companies.

Inventory

Our inventory practices vary by product type.  For standard products, where the risk of obsolescence is low, we generally carry higher levels of inventory.  These products usually have many customers and long life cycles, and are often ordered in small quantities.  Standard product inventory is sometimes held in unfinished form, giving us greater flexibility to meet final package and test configurations.

For custom products, where the risk of obsolescence is higher, we carry lower levels of inventory when possible.  These products usually have a single customer, are sold in high volumes and have shorter life cycles.  Life cycles of these products are often determined by end-equipment upgrade cycles and can be as short as 12 to 24 months.

As we’ve become a stronger competitor in the market for high-performance analog products, we’ve increased the inventory levels we carry for these products so that our tens of thousands of customers have access to what they need when they need it.  Additionally, consignment programs with our largest customers and the fact that distributors now carry less inventory contribute to the need for us to carry higher levels of inventory.

Manufacturing

We own and operate semiconductor manufacturing sites in North America, Asia and Europe.  These facilities include high-volume wafer fabrication plants and assembly/test sites.  Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation.  Because we own much of our manufacturing capacity, a significant portion of our operating costs is fixed.  In general, these costs do not decline with reductions in customer demand or utilization of capacity, potentially reducing our profit margins.  Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, potentially benefiting our profit margins.

Our analog semiconductors typically require a lower level of investment in manufacturing processes and equipment than our other semiconductor products, which are based on advanced logic manufacturing processes.  While analog chips benefit from unique, proprietary manufacturing processes, these processes can be applied using older, less expensive equipment.  In addition, these processes and equipment remain usable for much longer than the manufacturing processes and equipment required for advanced logic manufacturing.  Consequently, the level of capital spending needed to support analog semiconductor manufacturing is considerably less than is needed for an equivalent level of advanced logic semiconductor manufacturing.

To supplement our internal advanced logic wafer fabrication capacity, maximize our responsiveness to customer demand and minimize our overall capital expenditures, our manufacturing strategy utilizes the capacity of outside suppliers, commonly known as foundries.  Currently, external foundries provide about 50 percent of the fabricated wafers for our advanced logic products.  We expect the proportion of our advanced logic wafers provided by foundries will increase over time.  We expect to maintain sufficient internal wafer fabrication capacity to meet substantially all our analog production needs.

As our internal manufacturing efforts shift to a higher percentage of analog products, an increasing proportion of our capital expenditures is devoted to assembly/test facilities and equipment.  This is primarily due to the lower capital needs of analog wafer manufacturing equipment.  We also use subcontractors to provide a small portion of our assembly and test needs, either where a product requires unique assembly packaging but we do not sell sufficient volume to justify purchasing the necessary equipment or where we have acquired companies whose products are already assembled and tested by subcontractors.

Another element of our manufacturing strategy for advanced logic semiconductors involves working collaboratively with our foundry suppliers to develop future generations of wafer fabrication manufacturing processes, a model we transitioned to in 2007.  Historically, we had developed these manufacturing processes in-house.  This strategic shift will allow us to better serve customers with cost-effective manufacturing processes from our foundry suppliers, while also increasing the efficiency of our own R&D and capital.  As we have decreased our R&D spending on advanced logic manufacturing process development, we have increased R&D spending, albeit at lesser amounts, on our analog manufacturing process development, where we remain able to differentiate our products through process technologies.

Education Technology

Our Education Technology segment is the world’s leading supplier of handheld graphing calculators.  It also designs business and scientific calculators, as well as a wide range of advanced classroom hardware and software that help students and teachers explore math and science interactively.  Our products are sold primarily through retailers and instructional dealers.  Our Education Technology segment has an annual pattern of revenue that is tied to the U.S. back-to-school season.  As a result, revenue is at its highest in the second and third quarters.  This segment represented 4 percent of our revenue in 2007.  Prices of Education Technology products tend to be stable.

Tax Considerations

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

Second-Quarter 2008 Results

Our second-quarter revenue was $3.35 billion, our net income was $588 million and our earnings per share were $0.44.

Our core areas of Analog and Embedded Processing delivered solid revenue growth this quarter.  Each grew sequentially and increased 10 percent from a year ago.  These technologies are critical to thousands of different types of electronic equipment, making them some of the most attractive markets in the semiconductor industry.  We believe our portfolio combined with our passion to help customers solve critical problems will drive good long-term growth.

In total, our revenue in the second quarter was in the lower half of our range of expectations, as were earnings per share.  Demand slowed unexpectedly in June primarily because distributors reduced inventory levels and did not replenish them late in the quarter.  Additionally, wireless revenue declined in the quarter, continuing its first-quarter weakness.

We believe this slower demand was due to a mix of reasons, including a weaker economic environment and greater confidence in our ability to deliver products within short lead times.  Our orders were up in the quarter and backlog grew, but we are cautious given the demand environment we just experienced.  If demand strengthens as quickly as it slowed, we are well-positioned to meet it.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	June 30, 2008	June 30, 2007	Mar. 31, 2008

Revenue	$3,351	$3,424	$3,272
Cost of revenue	1,602	1,640	1,516
Gross profit	1,749	1,784	1,756
Research and development (R&D)	488	551	514
Selling, general and administrative (SG&A)	428	424	435
Operating profit	833	809	807
Other income (expense) net	17	56	33
Income from continuing operations before income taxes	850	865	840
Provision for income taxes	262	251	178
Income from continuing operations	588	614	662
Loss from discontinued operations, net of taxes	--	(4)	--
Net income	$588	$610	$662

Basic earnings per common share:
Income from continuing operations	$.45	$.43	$.50
Net income	$.45	$.42	$.50

Diluted earnings per common share:
Income from continuing operations	$.44	$.42	$.49
Net income	$.44	$.42	$.49

Average shares outstanding (millions):
Basic	1,320	1,437	1,327
Diluted	1,341	1,469	1,347

Cash dividends declared per share of common stock	$.10	$.08	$.10

Percentage of revenue:
Gross profit	52.2%	52.1%	53.7%
R&D	14.6%	16.1%	15.7%
SG&A	12.8%	12.4%	13.3%
Operating profit	24.9%	23.6%	24.7%

Details of Financial Results

Revenue for the second quarter of 2008 was $3.35 billion, down $73 million, or 2 percent, from the year-ago quarter, due to decreased shipments resulting from lower demand for our Semiconductor products.  (See detailed discussion below.)  Compared with the prior quarter, revenue increased $79 million, or 2 percent, due to increased shipments resulting from the seasonal increase in demand for graphing calculator products in our Education Technology segment.

Gross profit for the second quarter of 2008 was $1.75 billion, or 52.2 percent of revenue, down 2 percent from the $1.78 billion in the year-ago quarter due to lower Semiconductor revenue.  Gross profit was about even sequentially despite higher revenue due to increased manufacturing costs.  These costs increased due to the combination of, in decreasing order, expenses incurred as a result of lower utilization, converting one of our manufacturing facilities from advanced logic manufacturing to analog manufacturing, transferring equipment from a manufacturing facility we shuttered to other facilities around the world, higher commodity prices (particularly for gold), and the rate-of-exchange impact on expenses such as labor in regions where we compensate in currencies other than the U.S. dollar.

Operating expenses for the second quarter of 2008 were $488 million for R&D and $428 million for SG&A.  R&D expense decreased $63 million, or 11 percent, from a year ago primarily due to the combination of the benefit from our collaborative work with foundries on advanced logic manufacturing technologies and, to a lesser extent, lower compensation-related expenses.  R&D expense decreased $26 million from the prior quarter primarily due to lower compensation-related expenses.  SG&A expense was about even with the year-ago quarter and decreased $7 million, or 2 percent, from the prior quarter.

Operating profit for the second quarter of 2008 was $833 million, or 24.9 percent of revenue, compared with $809 million, or 23.6 percent of revenue, in the year-ago quarter and $807 million, or 24.7 percent of revenue, in the prior quarter.  The increases from each period were due to reductions in R&D expense.

Other income (expense) net for the second quarter of 2008 was $17 million, a decrease of $39 million from the year-ago quarter and a decrease of $16 million from the prior quarter.  The decreases from each period were primarily due to lower interest income and lower earnings on investments.

As of June 30, 2008, the estimated annual effective tax rate for 2008 is expected to be about 31 percent (see Note 7 to the Financial Statements for additional information).  The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2007.

Quarterly income taxes are calculated using the estimated annual effective tax rate.

The tax provision for the second quarter of 2008 was $262 million, compared with $251 million in the year ago quarter.  The increase was due to the expiration of the federal research tax credit, which was partially offset by lower income before income taxes.  Our tax provision in the first quarter of 2008 was $178 million, which included a discrete tax benefit of $81 million primarily resulting from our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.

Income from continuing operations was $588 million, a decrease of $26 million from the year-ago quarter and a decrease of $74 million from the prior quarter.

Earnings per share (EPS) for the second quarter were $0.44 per share.  Despite lower net income, EPS increased $0.02 from the year-ago quarter due to the effect of a lower number of average shares outstanding as a result of our stock repurchase program.  EPS decreased $0.05 compared with the prior quarter, which included a discrete tax benefit of $0.06.

Orders in the second quarter were $3.46 billion, which was even with the year-ago quarter and up 4 percent from the prior quarter.

Semiconductor

Semiconductor segment revenue was $3.17 billion, a decrease of 3 percent from the year-ago quarter and about even sequentially.

Semiconductor revenue by product line was as follows:

	2Q08	2Q07	vs. 2Q07	1Q08	vs. 1Q08
Analog	$1,292	$1,170	10%	$1,265	2%
Embedded Processing	436	397	10%	418	4%
Wireless	903	1,024	-12%	922	-2%
Remaining Semiconductor	544	666	-18%	586	-7%
Total Semiconductor	$3,175	$3,257	-3%	$3,191	-1%

Analog revenue growth in both comparisons was due to increased shipments resulting from stronger demand for high-performance analog products.

Embedded processing revenue growth in both comparisons was primarily due to increased shipments resulting from stronger demand for standard products as well as communications infrastructure products.

Wireless revenue declined from a year ago despite increased shipments, primarily due to a higher proportion of shipments of lower-priced baseband products and, to a lesser extent, normal price declines.  Wireless revenue declined sequentially due to decreased shipments resulting from lower demand for baseband products and, to a lesser extent, normal price declines.

Remaining semiconductor revenue declined from a year ago primarily as a result of the sale of our digital subscriber line (DSL) customer-premises equipment product line in the third quarter of 2007 and, to a lesser extent, lower shipments resulting from decreased demand for RISC microprocessors.  Compared with the prior quarter, remaining semiconductor revenue declined due to lower shipments resulting from decreased demand for RISC microprocessors.

Operating profit for the second quarter was $886 million, or 27.9 percent of revenue.  This was a decrease of $19 million from the year-ago quarter due to lower revenue, which was partially offset by lower R&D expense.  Operating profit decreased $41 million from the prior quarter due to increased manufacturing costs, which were partially offset by lower operating expenses.

Education Technology

Education Technology revenue for the second quarter of 2008 was $176 million.  This was an increase of $9 million, or 5 percent, from the year-ago quarter due to higher shipments resulting from increased demand for graphing calculators.  Compared with the prior quarter, revenue increased $95 million due to higher shipments of calculators as a result of seasonal demand in preparation for the back-to-school season.

Operating profit for the second quarter was $78 million, or 44.1 percent of revenue, an increase of $4 million from the year-ago quarter and an increase of $60 million from the prior quarter due to higher revenue.

First Six Months of 2008 Results

For the first six months of 2008, we report the following:

Revenue of $6.62 billion was about the same as the year-ago period.

Gross profit for the first six months of 2008 was $3.50 billion, an increase from $3.42 billion in the year-ago period primarily due to a richer mix of more profitable products.  Gross profit margin was 52.9 percent of revenue compared with 51.7 percent in the year-ago period.

R&D expense for the first six months of 2008 of $1.00 billion decreased 9 percent compared with the year-ago period primarily due to the benefit from our collaborative work with foundries on advanced logic manufacturing technologies.  R&D expense as a percent of revenue was 15.1 percent, compared with 16.7 percent in the year-ago period.

SG&A expense for the first six months of 2008 was $863 million, an increase of 4 percent from $828 million in the year-ago period, primarily due to higher investments in field sales and customer support, especially for emerging regions of the world.  SG&A expense as a percent of revenue was 13.0 percent compared with 12.5 percent in the year-ago period.

Operating profit for the first six months of 2008 was $1.64 billion, or 24.8 percent of revenue, compared with $1.49 billion, or 22.5 percent of revenue, in the year-ago period.  The increase was due to a combination of lower R&D expenses and, to a lesser extent, higher gross profit.

OI&E for the first six months of 2008 was $49 million.  Other income decreased $46 million from the first six months of 2007, primarily due to lower interest income.

The tax provision for the first six months of 2008 was $438 million, compared with $454 million in the same period of 2007.  The decrease was due to discrete tax benefits, partially offset by higher income before income taxes and the expiration of the federal research tax credit.

Income from continuing operations for the first six months of 2008 was $1.25 billion compared with $1.13 billion for 2007.  Earnings per share from continuing operations were $0.93 per share compared with $0.77 per share in the year-ago period.  As a result of our share repurchases, average diluted shares outstanding decreased by 125 million shares from the prior period, increasing earnings per share by $0.08.

Net income for the first six months of 2008 was $1.25 billion compared with $1.13 billion in the year-ago period.

Orders of $6.77 billion were up 2 percent from the year-ago period, reflecting higher demand for Semiconductor products.

Semiconductor

Semiconductor revenue in the first six months of 2008 was $6.37 billion, about even with the year-ago period, as higher analog and embedded processing revenue was offset by lower wireless and remaining semiconductor revenue.

Semiconductor operating profit for the first six months of 2008 was $1.81 billion, or 28.5 percent of revenue, compared with $1.74 billion, or 27.2 percent of revenue, in the year-ago period due to lower R&D expense.  Higher gross profit was offset by higher SG&A expense.

Education Technology

Education Technology revenue was $258 million for the first six months of 2008 compared with $243 million in the year-ago period, as shipments increased because of higher demand for graphing calculators.

Operating profit for the first six months of 2008 was $96 million, or 37.1 percent of revenue, compared with $89 million, or 36.7 percent of revenue in the year-ago period, primarily due to higher revenue.

Financial Condition

At the end of the second quarter of 2008, total cash (cash and cash equivalents plus short-term investments) was $1.65 billion.  This was $1.28 billion lower than the end of 2007, due to cash used for stock repurchases.  Additionally, we reclassified our remaining auction-rate securities from short-term to long-term investments at the end of the first quarter (see Note 4 to the Financial Statements).  Accounts receivable were $1.81 billion at the end of the quarter.  This was an increase of $69 million from the end of 2007.  Days sales outstanding were 49 at the end of the quarter compared with 44 at the end of 2007, primarily due to the seasonal increase in accounts receivable from sales of Education Technology products.

Inventory was $1.65 billion at the end of the quarter.  This was $233 million higher than the end of 2007.  Days of inventory at the end of the second quarter were 93, up 15 days from the end of 2007. The increase in inventory from the end of 2007 was due to, in decreasing order, a planned build, especially in high-performance analog, to better service our customers, higher manufacturing costs, lower-than-expected revenue in the quarter and a seasonal build of Education Technology inventory to support the upcoming back-to-school season.  Inventory increased to above our desired levels, and we plan to reduce inventory in a measured manner over the remainder of 2008.

Capital spending in the first six months totaled $489 million.  This was an increase of $136 million from a year ago primarily due to higher expenditures for semiconductor assembly/test equipment and facilities, and to a lesser extent, higher expenditures for analog manufacturing facilities.  Depreciation in the first six months of 2008 was $487 million, down $21 million from a year ago.

Liquidity and Capital Resources

Cash flow from operations for the first six months of 2008 was $1.16 billion, a decrease of $292 million from the year-ago period, due to the increase in cash used for working capital purposes, particularly for inventories.

For the first six months of 2008, net cash provided from investing activities was $210 million, compared with cash used of $171 million in the year-ago period.  During the first six months of 2008, we moved a portion of our holdings of short-term investments to cash and cash equivalents.

For the first six months of 2008, net cash used in financing activities was $1.39 billion, compared with $1.20 billion in the year-ago period.  We used $1.31 billion of cash in the first six months of 2008 to repurchase 42.7 million shares of our common stock and paid dividends of $265 million.  In the same period last year we used $1.60 billion of cash to repurchase 50 million shares of common stock and paid $173 million in dividends.  Dividends were higher due to the increase in the quarterly dividend rate in the second and fourth quarters of 2007.  The exercise of stock options by employees for shares of TI stock is also reflected in cash from financing activities.  For the first six months of 2008, such exercises provided $165 million compared to $528 million for the same period a year ago.  In April 2007, we retired $43 million of outstanding 8.75% notes at maturity.

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

PART II – OTHER INFORMATION

ITEM 1A.  Risk Factors

You should read the following Risk Factors in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These Risk Factors are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like TI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, actual financial results that do not meet our and/or the investment community’s expectations, changes in our and/or the investment community’s expectations for our future financial results and other factors, many of which are beyond our control.

Cyclicality in the Semiconductor Market May Affect Our Performance.

Our semiconductor business is our largest business segment and the principal source of our revenue. The semiconductor market historically has been cyclical and subject to significant and often rapid increases and decreases in product demand. These changes could have adverse effects on our results of operations, and on the market price of our securities.  The results of our operations may be adversely affected in the future if demand for our integrated circuits decreases or if these markets or key end-equipment markets such as communications, consumer electronics and computing grow at a significantly slower pace than management expects.

Our Margins May Vary over Time.

Our profit margins may be adversely affected in the future by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of our inventory, and shifts in our product mix. In addition, the highly competitive market environment in which we operate might adversely affect pricing for our products. Because we own much of our manufacturing capacity, a significant portion of our operating costs are fixed. In general, these costs do not decline with reductions in customer demand or utilization of manufacturing capacity, and can adversely affect profit margins as a result.

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

We Face Substantial Competition That Requires Us to Respond Rapidly to Product Development and Pricing Pressures.

We face intense technological and pricing competition in the markets in which we operate. We expect the level of this competition will continue to increase from large competitors and from smaller competitors serving niche markets. Certain of our competitors possess sufficient financial, technical and management resources to develop and market products that may compete favorably against our products. The price and product development pressures that result from competition may lead to reduced profit margins and lost business opportunities in the event that we are unable to match the price declines or cost efficiencies, or meet the technological, product, support, software or manufacturing advancements of our competitors.

Our Performance Depends in Part upon Our Ability to Enforce Our Intellectual Property Rights and to Develop and License New Intellectual Property.

Access to worldwide markets depends in part on the continued strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. To the extent that we have to rely on licensed technology from others, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have contractually agreed to indemnify them against damages resulting from infringement claims.

With regard to our own intellectual property, we actively enforce and protect our rights.  However, there can be no assurance that our efforts will be adequate to prevent the misappropriation or improper use of our protected technology.

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

A Decline in Demand in Certain End-User Markets Could Have a Material Adverse Effect on the Demand for Our Products and Results of Operations.

Our customer base includes companies in a wide range of industries, but we generate a significant amount of revenue from sales to customers in the communications- and computer-related industries. Within these industries, a large portion of our revenue is generated from sales to customers in the cell phone, personal computer and communications infrastructure markets. Decline in one or several of these end-user markets could have a material adverse effect on the demand for our products and our results of operations and financial condition.

Our Global Manufacturing, Design and Sales Activities Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.

We have facilities in more than 25 countries worldwide, and in 2007 more than 80 percent of our revenue came from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as political and economic conditions, security risks, health conditions and possible disruptions in transportation networks of the various countries in which we operate. Any of these could result in an adverse effect on our business operations and our financial results. Also, as discussed in more detail on pages 58 and 59 of our 2007 annual report to stockholders, we use forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the re-measurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

Our Results of Operations Could be Affected by Natural Events in the Locations in which We, Our Customers or Suppliers Operate.

We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may adversely affect our results and financial condition.

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

Incorrect Forecasts of Customer Demand Could Adversely Affect Our Results of Operations.

Our ability to match inventory and production with the product mix needed to fill orders may affect our ability to meet a quarter’s revenue forecast. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture products based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

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

In addition, we are subject to laws and regulations in various locations that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn affect our results of operations. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations could affect our ability to realize those deferred tax assets, which could also affect our results of operations. Each quarter we forecast our tax liability based on our forecast of our performance for the year. If that performance forecast changes, our forecasted tax liability will change.

Our Results of Operations Could be Affected by Changes in the Financial Markets.

We maintain bank accounts, multi-year revolving credit agreements, and a portfolio of short-term investments to support the financing needs of the company. Our ability to fund our daily operations, invest in our business, and make strategic acquisitions requires continuous access to our bank and investment accounts, as well as access to our bank credit lines, which support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected. Similarly, such circumstances could also restrict our ability to access the capital markets or redeem our investments.

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

Our Continued Success Depends in Part on Our Ability to Retain and Recruit a Sufficient Number of Qualified Employees in a Competitive Environment.

Our continued success depends in part on the retention and recruitment of skilled personnel including technical, marketing, management and staff personnel.  There can be no assurance that we will be able to successfully retain and recruit the key personnel that we require.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2008	55,000	$32.96	55,000		$4,800 million
May 1 through May 31, 2008	7,055,000	$30.93	7,055,000		$4,580 million
June 1 through June 30, 2008	8,884,200	$30.04	8,884,200		$4,310 million
Total	15,994,200	$30.44	15,994,200	(2)(3)	$4,310 million	(3)

(1)
All purchases during the quarter were made through open market purchases under an authorization to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2007.  No expiration date has been specified for this authorization.

(2)
All purchases were made through open-market purchases except for 55,000 shares that were acquired in April and 25,000 shares that were acquired in May through a privately negotiated forward purchase contract with a non-affiliated financial institution.  The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)	Includes the purchase of 1,890,000 shares for which trades were settled in the first three business days of July 2008 for $54 million.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on April 19, 2007, the stockholders elected TI’s Board of Directors and voted upon one Board proposal and one stockholder proposal contained within our Proxy Statement dated March 9, 2007.

The Board nominees were elected with the following vote:

Nominee	For	Against	Abstentions (Other Than Broker Non- Votes)	Broker-Non Votes

James R. Adams	1,120,318,911	13,477,284	10,233,388	--
David L. Boren	1,096,120,995	36,978,379	10,234,744	--
Daniel A. Carp	1,115,853,558	17,036,574	10,313,722	--
Carrie S. Cox	1,128,863,488	4,533,322	10,185,008	--
David R. Goode	1,116,884,391	16,291,396	10,315,454	--
Pamela H. Patsley	1,128,486,520	4,671,546	10,203,103	--
Wayne R. Sanders	1,121,505,372	11,772,644	10,312,866	--
Ruth J. Simmons	1,126,945,187	5,328,058	10,201,927	--
Richard K. Templeton	1,119,828,130	13,352,150	10,097,048	--
Christine Todd Whitman	1,126,880,529	5,791,518	10,231,301	--

The Board proposal was approved with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non-Votes)	Broker Non-Votes

Board proposal to ratify the appointment of Ernst & Young LLP as the company's independent registered public accounting firm for 2008	1,123,948,308	12,191,735	9,960,582	--

The stockholder proposal was rejected with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non-Votes)	Broker Non-Votes

Stockholder proposal regarding qualifications for director nominees	22,728,779	907,771,121	13,435,911	202,164,814

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

●    Market demand for semiconductors, particularly in key markets such as communications, entertainment electronics and computing;
●    TI’s ability to maintain or improve profit margins, including its ability to utilize its manufacturing facilities at sufficient levels to cover its fixed operating costs, in an intensely competitive and cyclical industry;
●    TI’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment;
●    TI’s ability to compete in products and prices in an intensely competitive industry;
●    TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;
●    Expiration of license agreements between TI and its patent licensees, and market conditions reducing royalty payments to TI;
●    Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, health conditions, possible disruptions in transportation networks and fluctuations in foreign currency exchange rates;
●    Natural events such as severe weather and earthquakes in the locations in which TI, its customers or its suppliers operate;
●    Availability and cost of raw materials, utilities, manufacturing equipment, third-party manufacturing services and manufacturing technology;
●    Changes in the tax rate applicable to TI as the result of changes in tax law, the jurisdictions in which profits are determined to be earned and taxed, the outcome of tax audits and the ability to realize deferred tax assets;
●    Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;
●    Customer demand that differs from our forecasts;
●    The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;
●    TI's ability to access its bank accounts and lines of credit or otherwise access the capital markets;
●    Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;
●    TI’s ability to recruit and retain skilled personnel; and
●    Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

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

Date:  July 30, 2008