Form 10-Q
period 2008-09-30
TEXAS INSTRUMENTS INC
filed 2008-10-31
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐  No ☒

1,296,424,945
Number of shares of Registrant’s common stock outstanding as of
September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2008	2007	2008	2007

Revenue	$3,387	$3,663	$10,010	$10,279
Cost of revenue (COR)	1,744	1,679	4,862	4,873
Gross profit	1,643	1,984	5,148	5,406
Research and development (R&D)	507	542	1,509	1,646
Selling, general and administrative (SG&A)	390	429	1,252	1,259
Operating profit	746	1,013	2,387	2,501
Other income (expense) net	10	53	58	149
Income from continuing operations before income taxes	756	1,066	2,445	2,650
Provision for income taxes	193	308	632	762
Income from continuing operations	563	758	1,813	1,888
Income from discontinued operations, net of taxes	--	18	--	14
Net income	$563	$776	$1,813	$1,902

Basic earnings per common share:
Income from continuing operations	$.43	$.54	$1.38	$1.32
Net income	$.43	$.55	$1.38	$1.33

Diluted earnings per common share:
Income from continuing operations	$.43	$.52	$1.36	$1.29
Net income	$.43	$.54	$1.36	$1.30

Average shares outstanding (millions):
Basic	1,304	1,417	1,317	1,432
Diluted	1,318	1,448	1,335	1,462

Cash dividends declared per share of common stock	$.10	$.08	$.30	$.20

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2008	2007	2008	2007

Income from continuing operations	$563	$758	$1,813	$1,888
Other comprehensive income (loss):
Changes in available-for-sale investments:
Adjustment, net of taxes	(19)	2	(28)	2
Reclassification of recognized transactions, net of taxes	--	--	(3)	(1)
Unrecognized net actuarial loss of defined benefit plans:
Adjustment, net of taxes	2	(10)	(8)	58
Reclassification of recognized transactions, net of taxes	5	5	17	18
Unrecognized prior service cost of defined benefit plans:
Adjustment, net of taxes	1	3	4	2
Total	(11)	--	(18)	79
Total from continuing operations	552	758	1,795	1,967
Income from discontinued operations, net of taxes	--	18	--	14
Total comprehensive income	$552	$776	$1,795	$1,981

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,715	$1,328
Short-term investments	278	1,596
Accounts receivable, net of allowances of ($28) and ($26)	1,774	1,742
Raw materials	103	105
Work in process	982	876
Finished goods	490	437
Inventories	1,575	1,418
Deferred income taxes	679	654
Prepaid expenses and other current assets	191	180
Total current assets	6,212	6,918
Property, plant and equipment at cost	7,499	7,568
Less accumulated depreciation	(3,982)	(3,959)
Property, plant and equipment, net	3,517	3,609
Long-term investments	717	267
Goodwill	840	838
Acquisition-related intangibles	99	115
Deferred income taxes	688	510
Capitalized software licenses, net	202	227
Overfunded retirement plans	137	105
Other assets	54	78
Total assets	$12,466	$12,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$601	$657
Accrued expenses and other liabilities	976	1,117
Income taxes payable	35	53
Accrued profit sharing and retirement	126	198
Total current liabilities	1,738	2,025
Underfunded retirement plans	186	184
Deferred income taxes	52	49
Deferred credits and other liabilities	396	434
Total liabilities	2,372	2,692

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: September 30, 2008 – 1,739,717,573; December 31, 2007 – 1,739,632,601	1,740	1,740
Paid-in capital	973	931
Retained earnings	21,204	19,788
Less treasury common stock at cost: Shares: September 30, 2008 – 443,292,628; December 31, 2007 – 396,421,798	(13,481)	(12,160)
Accumulated other comprehensive income (loss), net of taxes	(342)	(324)
Total stockholders’ equity	10,094	9,975
Total liabilities and stockholders’ equity	$12,466	$12,667

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)
	For Nine Months Ended Sept. 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,813	$1,902
Adjustments to net income:
Income from discontinued operations	--	(14)
Depreciation	738	770
Stock-based compensation	162	212
Amortization of acquisition-related intangibles	28	38
Loss (gain) on sale of assets	6	(39)
Deferred income taxes	(159)	30
Increase (decrease) from changes in:
Accounts receivable	(24)	(244)
Inventories	(157)	(21)
Prepaid expenses and other current assets	(25)	(13)
Accounts payable and accrued expenses	(171)	97
Income taxes payable	25	351
Accrued profit sharing and retirement	(74)	(19)
Other	50	(67)
Net cash provided by operating activities of continuing operations	2,212	2,983

Cash flows from investing activities:
Additions to property, plant and equipment	(686)	(505)
Proceeds from sales of assets	--	61
Purchases of short-term investments	(362)	(4,241)
Sales and maturities of short-term investments	1,118	3,914
Purchases of long-term investments	(8)	(26)
Sales of long-term investments	48	9
Acquisitions, net of cash acquired	(19)	(31)
Net cash provided by (used in) investing activities of continuing operations	91	(819)

Cash flows from financing activities:
Payments on long-term debt	--	(43)
Dividends paid	(396)	(287)
Sales and other common stock transactions	195	694
Excess tax benefit from share-based payments	17	106
Stock repurchases	(1,736)	(3,008)
Net cash used in financing activities of continuing operations	(1,920)	(2,538)

Effect of exchange rate changes on cash	4	(2)
Net increase (decrease) in cash and cash equivalents	387	(376)
Cash and cash equivalents, beginning of period	1,328	1,183
Cash and cash equivalents, end of period	$1,715	$807

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of Business and Significant Accounting Policies and Practices.  Texas Instruments (TI) makes, markets and sells high-technology components; about 80,000 customers all over the world buy our products.

Acquisitions – In the second quarter of 2008, we made two acquisitions that were integrated into the Semiconductor segment.  In the first and third quarters of 2007, we also made acquisitions, including an asset acquisition, that were integrated into the Semiconductor segment.

Disposition – In the third quarter of 2007, we completed the sale of our broadband digital subscriber line (DSL) customer-premises equipment semiconductor product line to Infineon Technologies AG (Infineon) for $61 million and recognized in cost of revenue an initial gain of $39 million.  Based on the levels of revenue generated by this product line for Infineon subsequent to the closing date, we may be required to refund up to $16 million, which has been previously accrued.

Change in Capitalization - On April 2, 2007, we retired $43 million of 8.75% notes at maturity.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2007, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” as of January 1, 2008.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended September 30, 2008 and 2007, and the balance sheet as of September 30, 2008, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2007, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2007.  The results for the nine-month period are not necessarily indicative of a full year's results.

As disclosed in our 2007 annual report on Form 10-K, SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” requires us to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of our defined benefit pension and other postretirement benefit plans on our balance sheets.  The funded status is required to be measured annually on December 31 in accordance with SFAS 158, and as a result, the funded status of our plans as of September 30, 2008, does not reflect changes that have occurred during 2008 in certain actuarial assumptions, such as the assumed discount rates used for measuring our pension obligations, nor does it reflect changes in the fair value of plan assets since December 31, 2007.  While we expect that changes in general market conditions, such as the recent decline experienced in global equity markets, will adversely affect the funded status of our various plans at the December 31 measurement date, we do not anticipate these changes will significantly impact our liquidity or our overall financial condition.  Please refer to Note 10 in our 2007 annual report on Form 10-K for a full description of our postretirement benefit plans.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Changes in Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements,” which provides guidance on how to measure assets and liabilities that are recorded at fair value.  SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosures in both annual and quarterly reports.  We adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008 (see Note 5 below).  SFAS 157 is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.  We have evaluated the non-financial assets and liabilities portion of the standard and anticipate it will have no material impact to our financial position or results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.”  This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133.  SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets when markets they are traded in are illiquid or inactive. Under the provisions of this FSP, companies may use their own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are either not available or are based solely on transaction prices that reflect forced liquidations or distressed sales. This FSP is effective as of September 30, 2008.  There was no impact to our financial position or results of operations from the adoption of this FSP.

2.	Earnings Per Share (EPS). Computation and reconciliation of earnings per common share from continuing operations are as follows:

	For Three Months Ended			For Three Months Ended
	Sept. 30, 2008			Sept. 30, 2007
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$563	1,304	$.43	$758	1,417	$.54
Dilutives:
Stock-based compensation plans	--	14		--	31
Diluted EPS	$563	1,318	$.43	$758	1,448	$.52

	For Nine Months Ended			For Nine Months Ended
	Sept. 30, 2008			Sept. 30, 2007
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$1,813	1,317	$1.38	$1,888	1,432	$1.32
Dilutives:
Stock-based compensation plans	--	18		--	30
Diluted EPS	$1,813	1,335	$1.36	$1,888	1,462	$1.29

3.	Stock-based Compensation. We have several stock-based employee compensation plans, which are more fully described in Note 9 in our 2007 annual report on Form 10-K.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2008	2007	2008	2007

COR	$10	$12	$32	$40
R&D	15	20	47	63
SG&A	28	34	83	109
Total	$53	$66	$162	$212

The amounts above include the impact of recognizing compensation expense related to RSUs, non-qualified stock options and stock options offered under the employee stock purchase plan.  Stock-based compensation expense has not been allocated between segments, but is reflected in Corporate.

4.
Investments in Auction-rate Securities.  As of September 30, 2008, we held $511 million ($542 million par value) of auction-rate securities, which are debt instruments with variable interest rates that historically would periodically reset through an auction process.  The $31 million difference between fair value and par value is considered temporary and is recorded as an unrealized loss, net of taxes, in accumulated other comprehensive income (AOCI) on our balance sheets.

Since mid-February 2008, conditions in global credit markets have resulted in the failure of auctions for most auction-rate securities, including those we hold, because the amount of securities submitted for sale in those auctions exceeded the amount of bids. A failed auction does not represent a default by the issuer of the underlying security.  When auctions are not successful, the interest rate moves to a maximum rate defined for each security, and is generally reset periodically at a level higher than defined short-term interest benchmarks.  To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future.  The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities.  In the meantime, issuers continue to repay principal over time from cash flows prior to final maturity, or make final payments when they come due according to contractual maturities ranging from 14 to 39 years.  We understand that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful.  We expect that we will receive the principal associated with our auction-rate securities through one of the means described above. Due to the failed auctions and the uncertainty regarding the liquidity of these securities, beginning in the first quarter of 2008 we reclassified our investments in auction-rate securities with a par value of $571 million from short-term investments to long-term investments.

During the quarter and since the failure of the auctions in February 2008, $26 million and $29 million of our auction-rate securities were redeemed by the issuers at par.  Of the $29 million of redemptions, $15 million involved securities classified as Level 2 for purposes of determining fair value (see Note 5).

As of September 30, 2008, $507 million par value of our auction-rate securities are backed by pools of student loans guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee.  As of September 30, 2008, these securities were all rated AAA/Aaa by the major credit rating agencies.  The remaining $35 million par value of our auction-rate securities are covered by bond insurance and were rated Aa3 by Moody’s as of September 30, 2008.

While our ability to liquidate auction-rate investments is likely to be limited for some period of time, we do not believe this will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements.

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

Level 1 – Uses unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

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

Investments in auction-rate securities are our only Level 3 assets, and in the first quarter of 2008 were transferred from Level 2 because quoted prices from broker-dealers were unavailable due to events described in Note 4.  We used a discounted cash flow (DCF) model to determine the estimated fair value of these investments as of each quarter end for 2008.  The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions we considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and, publicly available pricing data for recently issued student loan asset-backed securities which are not subject to auctions.  Our estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction-rate securities.

The table below sets forth, by level, our financial assets and liabilities that were accounted for at fair value as of September 30, 2008.  The table does not include cash on hand and also does not include assets and liabilities that are measured at historical cost or any basis other than fair value.

	Portion of Carrying Value Measured at Fair Value
	Sept. 30,
	2008	Level 1	Level 2	Level 3
Items measured at fair value on a recurring basis:

Cash equivalents:
Corporate obligations	$29	$--	$29	$--
U.S. Government agency and Treasury securities	897	897	--	--
Money market funds	605	605	--	--

Short-term investments:
Mortgage-backed securities – Government Sponsored Enterprise (GSE) guaranteed	134	--	134	--
Mortgage-backed securities – senior bonds	136	--	136	--
Other	8	2	6	--

Long-term investments:
Auction-rate securities	511	--	--	511
Mutual funds	122	122	--	--
Total	$2,442	$1,626	$305	$511
Deferred compensation liabilities	$168	$168	$--	$--

Changes in fair value during the period (pre-tax):	Level 3

Balance, December 31, 2007	$--
Transfers into Level 3	556
Unrealized loss – included in AOCI	(20)
Balance, March 31, 2008	$536
Decrease in unrealized loss from prior quarter – included in AOCI	14
Redemption at par	(3)
Balance, June 30, 2008	$547
Increase in unrealized loss from prior quarter – included in AOCI	(25)
Redemption at par	(11)
Balance, September 30, 2008	$511

All of our financial assets measured at fair value, except for investments in mutual funds, are classified as available-for-sale securities.  Adjustments to fair value of these investments are recorded as an increase or decrease, net of taxes, in accumulated other comprehensive income except where losses are considered to be other-than-temporary, in which case the losses are recorded in other income (expense) net.  Our investments in mutual funds, which are intended to generate returns that offset changes in certain liabilities related to deferred compensation arrangements, are classified as trading securities.  Adjustments to fair value of both the mutual funds and the related deferred compensation liabilities are recorded in SG&A expense.

6.	Post-employment Benefit Plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended Sept. 30,	2008	2007	2008	2007	2008	2007

Service cost	$6	$6	$1	$1	$11	$10
Interest cost	12	11	7	6	15	13
Expected return on plan assets	(11)	(12)	(7)	(7)	(21)	(18)
Amortization of prior service cost	--	--	1	1	(1)	(1)
Recognized net actuarial loss	4	4	2	1	1	2
Net periodic benefit cost	$11	$9	$4	$2	$5	$6

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For nine months ended Sept. 30,	2008	2007	2008	2007	2008	2007

Service cost	$18	$18	$3	$3	$33	$30
Interest cost	37	32	20	19	46	38
Expected return on plan assets	(34)	(35)	(20)	(20)	(63)	(54)
Amortization of prior service cost	1	--	2	2	(3)	(2)
Recognized net actuarial loss	12	16	6	5	4	7
Net periodic benefit cost	$34	$31	$11	$9	$17	$19

7.
Income Taxes.  Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of September 30, 2008, the estimated annual effective tax rate for 2008 was about 30 percent, which differs from the 35 percent statutory corporate tax rate due to the effects of non-U.S. tax rates.  This estimated annual effective tax rate is based on tax law in effect on that date, which does not include reinstatement of the federal research tax credit.  On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008, which reinstated the federal research tax credit and is effective retroactively to January 1, 2008.  The effect of the reinstatement of this tax credit will be recorded in the fourth quarter of 2008 and is estimated to reduce the annual effective tax rate for 2008 to about 28 percent.

During the third quarter of 2008, we recorded a discrete tax benefit of $34 million primarily due to adjustments identified through the completion of tax returns for prior years.  Additionally, during the first quarter of 2008, we recorded a discrete tax benefit of $81 million primarily due to our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.

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

Discontinued Operations Indemnity – In connection with the sale of the former Sensors & Controls business to an affiliate of Bain Capital, LLC in 2006, we have agreed to indemnify the former business, renamed Sensata Technologies, Inc., for certain specified litigation matters, as well as other liabilities, including environmental liabilities.  Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are, generally, subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million.  As of September 30, 2008, there were no significant liabilities recorded under these indemnification obligations.

9.	Segment Data. We have two reportable operating segments: Semiconductor and Education Technology.

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Segment Revenue

Semiconductor	$3,205	$3,461	$9,571	$9,833
Education Technology	182	202	439	446
Total revenue	$3,387	$3,663	$10,010	$10,279

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Segment Operating Profit (Loss)

Semiconductor*	$766	$1,031	$2,579	$2,766
Education Technology	92	99	187	188
Corporate**	(112)	(117)	(379)	(453)
Operating profit	$746	$1,013	$2,387	$2,501

*
Semiconductor results for the three and nine months ended September 30, 2008, include charges of $44 million associated with impairments of long-lived assets and site consolidations. These charges consist of $36 million for impairments of long-lived assets, considered to be held for sale, to reduce the carrying value of facilities and equipment in several locations to their fair value less cost to sell.  Additionally, voluntary termination benefits of $8 million were recognized in association with site consolidations.  These costs are reflected in operating profit as follows: $17 million in cost of revenue, $23 million in R&D and $4 million in SG&A.

**
Corporate includes restructuring charges of $15 million for the three months ended September 30, 2007, and $46 million for the nine months ended September 30, 2007.  These restructuring charges consist of severance and benefit costs of $7 million ($27 million for the nine months) and acceleration of depreciation of $8 million ($19 million for the nine months). Of the total restructuring charges, $13 million ($32 million for the nine months) is included in cost of revenue, $2 million ($13 million for the nine months) is included in R&D, and $1 million for the nine months is included in SG&A. Corporate also includes a gain of $39 million for the three and nine months ended September 30, 2007, from the sale of our semiconductor product line for broadband DSL customer-premises equipment; this gain is included in cost of revenue.

10.
Subsequent Events.  On October 16, 2008, we declared an $0.11 quarterly cash dividend on common stock, payable November 17, 2008, to stockholders of record on October 31, 2008.  This dividend rate represents a ten percent increase from our prior rate and results in annual dividend payments of $0.44 per share.

On October 20, 2008, we announced actions that when complete, are expected to reduce expenses by more than $200 million annualized in our Wireless operations, especially our cellular baseband operation.  We are also actively pursuing the sale of the merchant portion of the baseband operation, which includes our standard Wireless baseband products, and are in discussions with potential buyers.  Reductions in cellular baseband operations will begin immediately and are expected to be complete by June 2009.  We expect to take restructuring charges of approximately $110 million across the next three quarters.

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

With our quarterly report on Form 10-Q for the quarter ended June 30, 2008, we began describing Semiconductor revenue in four product categories:  Analog, Embedded Processing, Wireless and remaining semiconductor.  We expect that for our 2008 10-K, we will have transitioned to four segments:  Analog, Embedded Processing, Wireless and Other.  Our Other segment will consist of what is presently remaining semiconductor and Education Technology.  For a complete description of these changes, please reference the Enhanced Financial Reporting Structure materials from our conference call and webcast, held on July 1, 2008, available at www.ti.com/ir.

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

Although we regularly introduce new products, they are typically shipped in limited quantities initially and ramp into higher volume over time.  Consequently, new products tend not to have a significant impact on Semiconductor revenue in the quarter in which they are introduced.  In the discussion below, changes in our Semiconductor shipments are attributable to changing demand for our products, unless otherwise noted.

Products

We have three major semiconductor product categories:  Analog, Embedded Processing and Wireless.  We expect Analog and Embedded Processing to be our primary growth engines in the years ahead, and therefore we focus our resources on these product categories.

Within our semiconductor product categories, there are two general types of products, custom and standard – terms that refer to how and to whom the products are sold.  A custom product is designed for a specific customer for a specific application, is sold only to that customer and is typically sold directly to the customer.  A standard product is designed for use by many customers and/or many applications and is generally sold through both distribution and direct channels.  Standard products include both commodity and proprietary products.

Analog

Analog semiconductors change real-world signals – such as sound, temperature, pressure or images – by conditioning them, amplifying them and often converting them to a stream of digital data so the signals can be processed by digital signal processors (DSPs).  Analog semiconductors are also used to manage power distribution and consumption.  Sales from our Analog product category accounted for about 35 percent of our revenue in 2007.  The worldwide market for analog semiconductors was about $36 billion in 2007.  Our share in this very fragmented market is about 13 percent, and we believe that we are well positioned to increase it over time.  We have two categories of analog products:  high-performance analog and high-volume analog & logic.

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

Wireless

Cell phones require a radio or “baseband” to connect to the wireless carrier’s network.  Today’s advanced cell phones also require an applications processor to run the phone’s software and services, and semiconductors to enable connectivity to Bluetooth® devices, WiFi networks or GPS location services.  We design, make and sell products to satisfy each of these requirements.  Wireless products are typically sold in high volumes and our wireless portfolio includes both standard (or merchant) products and custom products.  Sales of wireless products accounted for about 30 percent of our revenue in 2007.

As wireless communications have proliferated, consumers are demanding capabilities beyond voice.  Smartphones (phones that contain email, media, games and computing capability) represent one of the fastest growing wireless markets.  These phones tend to include many semiconductor products.  Major handset manufacturers are actively pursuing the smartphone market and increasingly focusing their R&D on applications and services.  As a result, we believe customer demand for applications processors will continue to increase as handset manufacturers seek to differentiate their products by providing software and a unique user experience.  Our OMAPTM product line has a leading position in the applications processor market and is used by most of the top handset manufacturers.

Our Wireless product category has been shifting focus from baseband chips, a market with shrinking competitive barriers, to applications processors.  Consistent with this shift in focus, we are actively pursuing the sale of our merchant baseband chipset product lines and will concentrate our remaining investments on our application processors and connectivity products.  For additional detail, see the discussion under the heading “Third-Quarter 2008 Results.”

In addition to our three major semiconductor product categories, we offer the following (referred to as remaining semiconductor): DLP® products (which are used to create high-definition images for data projectors, televisions and movie projectors), reduced-instruction set computing (RISC) microprocessors (which are designed to provide very fast computing and are often implemented in servers), application-specific integrated circuits (ASICs) (which are custom chips), and radio-frequency identification (RFID) semiconductors (which provide the technology used in, among other things, automatic transportation payments and product tracking).  An additional source of semiconductor revenue is royalties received for our patented technology that we license to other electronics companies.

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

Another element of our manufacturing strategy for advanced logic semiconductors involves working collaboratively with our foundry suppliers to develop future generations of wafer fabrication manufacturing processes, a model we transitioned to in 2007.  Historically, we had developed these manufacturing processes in-house.  This strategic shift allows us to better serve customers with cost-effective manufacturing processes from our foundry suppliers, while also increasing the efficiency of our own R&D and capital.  As we have decreased our R&D spending on advanced logic manufacturing process development, we have increased R&D spending, albeit at lesser amounts, on our analog manufacturing process development, where we remain able to differentiate our products through process technologies.

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

Third-Quarter 2008 Results

Our third-quarter revenue was $3.39 billion, net income was $563 million and earnings per share were $0.43.  Income included a $34 million discrete tax benefit primarily due to adjustments identified through the completion of tax returns for prior years.  This benefit was largely offset by $44 million of pre-tax charges associated with impairments of long-lived assets and with site consolidations, $17 million of which is in cost of revenue, $23 million in R&D and $4 million in selling, general & administrative (SG&A).

We entered the third quarter with a cautious view of the economy and its impact on our markets.  Revenue was weak, as expected, because consumers and corporations reduced their spending in this uncertain economy.  Even so, the soundness of our strategic direction was underscored by results from our core product categories.  Revenue for our Analog product category was steady and revenue for our Embedded Processing product category grew 9 percent compared with a year ago.  Although not immune to near-term economic pressures, these are two of the best long-term opportunities in our industry.  We are a leader in each and expect to strengthen our position even in this period of economic weakness.

Our outlook for the fourth quarter is for revenue to decline substantially based on weak order trends over the past few months, and our operating plan assumes a further decline in the first quarter of 2009.  In anticipation of declining demand, we reduced our own inventory aggressively in the third quarter, which brought factory utilization down and put additional pressure on our profitability.  We also worked closely with our distributors to reduce their inventory.  We will accelerate our inventory reduction in the fourth quarter.  We also will continue to reduce expenses and capital spending.  At the same time, we will continue to invest in opportunities to strengthen our positions in Analog and Embedded Processing.

Subsequent to the end of the third quarter, we announced we are taking actions that, when complete, are expected to reduce expenses more than $200 million annualized in our Wireless operations, especially in our cellular baseband operation.  About 85 percent of these savings will be in R&D, 10 percent in cost of revenue and 5 percent in SG&A.  We are also actively pursuing the sale of the merchant portion of this operation and are in discussions with potential buyers.  Revenue from this merchant operation is expected to be about $350-400 million in 2008.  If a sale of this product line cannot be arranged, we will take action to eliminate the majority of the operating expenses required to support this product line.  Reductions in the remaining cellular baseband operations will begin immediately and are expected to be complete by June 2009.  We expect to take restructuring charges of approximately $110 million across the next three quarters.

We will continue to support select programs in the custom portion of our baseband operation, which is expected to have revenue of about $2.3 billion this year.  We expect revenue from our custom baseband operation to decline over time as programs with Ericsson Mobile Platforms continue to wind down and as our largest customer implements its multi-supplier strategy.

We will focus our remaining Wireless investments in OMAP applications processors, which are at the heart of many smartphone products.

The market for smartphones is growing rapidly and our handset customers are differentiating their product lines through applications and user interfaces.  We anticipated this opportunity and have been investing in it for more than a decade.  As a result, our OMAP applications processors lead the market, and we will concentrate on extending this lead.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	Sept. 30, 2008	Sept. 30, 2007	June 30, 2008

Revenue	$3,387	$3,663	$3,351
Cost of revenue	1,744	1,679	1,602
Gross profit	1,643	1,984	1,749
R&D	507	542	488
SG&A	390	429	428
Operating profit	746	1,013	833
Other income (expense) net	10	53	17
Income from continuing operations before income taxes	756	1,066	850
Provision for income taxes	193	308	262
Income from continuing operations	563	758	588
Income from discontinued operations, net of taxes	--	18	--
Net income	$563	$776	$588

Basic earnings per common share:
Income from continuing operations	$.43	$.54	$.45
Net income	$.43	$.55	$.45

Diluted earnings per common share:
Income from continuing operations	$.43	$.52	$.44
Net income	$.43	$.54	$.44

Average shares outstanding (millions):
Basic	1,304	1,417	1,320
Diluted	1,318	1,448	1,341

Cash dividends declared per share of common stock	$.10	$.08	$.10

Percentage of revenue:
Gross profit	48.5%	54.2%	52.2%
R&D	15.0%	14.8%	14.6%
SG&A	11.5%	11.7%	12.8%
Operating profit	22.0%	27.6%	24.9%

Details of Financial Results

Revenue for the third quarter of 2008 was $3.39 billion, down $276 million, or 8 percent, from the year-ago quarter, due to lower revenue from the Semiconductor segment as growth in revenue from Embedded Processing products was more than offset by declines in revenue from Wireless and remaining semiconductor products.  Compared with the prior quarter, revenue increased $36 million, or 1 percent.

Gross profit for the third quarter of 2008 was $1.64 billion, or 48.5 percent of revenue, down 17 percent from $1.98 billion in the year-ago quarter.  The decline in gross profit from last year was due to a combination of, in decreasing order, lower revenue, higher manufacturing costs and the impact of lower factory utilization resulting from our efforts to reduce inventory.  Manufacturing costs were adversely affected by the following items: transferring equipment from a manufacturing facility we shuttered to other facilities around the world; higher commodity prices (particularly for gold); rate-of-exchange impact on expenses such as labor in regions where we compensate in currencies other than the U.S. dollar; and, higher utility costs.  Last year’s gross profit included a $39 million gain on the sale of our broadband digital subscriber line (DSL) customer-premises equipment product line.

Compared with the prior quarter, gross profit was down 6 percent despite higher revenue.  The sequential decline in gross profit was primarily due to the impact of lower factory utilization resulting from our efforts to reduce inventory.  As a consequence, the cost of underutilized capacity was expensed in the current quarter.  Gross profit was also negatively affected by lower royalties and impairments of certain long-lived assets.

Operating expenses for the third quarter of 2008 were $507 million for R&D and $390 million for SG&A.  R&D expense decreased $35 million, or 6 percent, from a year ago primarily due to lower Wireless R&D expense, and to a lesser extent, the benefit from our collaborative work with foundries on advanced logic manufacturing technologies.  These reductions were partially offset by impairments of long-lived assets in the third quarter of 2008.  R&D expense increased $19 million from the prior quarter primarily due to impairments of long-lived assets.  SG&A expense decreased $39 million from the year-ago quarter due to lower compensation-related expenses.  SG&A decreased $38 million sequentially due to a combination of lower compensation-related expenses and, to a lesser extent, various cost-cutting measures.

Operating profit for the third quarter of 2008 was $746 million, or 22.0 percent of revenue, compared with $1.01 billion, or 27.6 percent of revenue, in the year-ago quarter and $833 million, or 24.9 percent of revenue, in the prior quarter.  The decreases were due to lower gross profit.

Other income (expense) net (OI&E) for the third quarter of 2008 was $10 million, a decrease of $43 million from the year-ago quarter primarily due to lower interest income, and to a lesser extent, reduced interest related to tax refunds.  The decrease in interest income from a year ago was primarily due to lower average invested cash balances, and to a lesser extent, lower average interest rates.  OI&E decreased $7 million from the prior quarter due to lower interest income and lower earnings on investments.

As of September 30, 2008, the estimated annual effective tax rate for 2008 was about 30 percent (see Note 7 to the Financial Statements for additional information).  This tax rate was based on tax law in effect on that date, which does not include reinstatement of the federal research tax credit. On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008, which reinstated the federal research tax credit and is effective retroactively to January 1, 2008.  The effect of the reinstatement of this tax credit will be recorded in the fourth quarter of 2008 and is estimated to reduce the annual effective tax rate for 2008 to about 28 percent.

Quarterly income taxes are calculated using the estimated annual effective tax rate.

The tax provision for the third quarter of 2008 was $193 million, compared with $308 million in the year-ago quarter.  Included in the third-quarter 2008 tax provision was $34 million of discrete tax benefits resulting primarily from adjustments identified through the completion of tax returns for prior years.  The decline in the tax provision from the year-ago quarter was due to lower income before income taxes.  Compared with the second quarter, our tax provision declined due about equally to an increase in discrete tax benefits and the effect of lower income before income taxes.

Income from continuing operations was $563 million, a decrease of $195 million from the year-ago quarter and a decrease of $25 million from the prior quarter.

Earnings per share (EPS) for the third quarter were $0.43 per share, compared with $0.52 per share for the year-ago quarter and $0.44 for the prior quarter.  EPS benefited $0.04 from the year-ago quarter and $0.01 sequentially from a lower number of average shares outstanding as a result of our stock repurchase program.  EPS in the third quarter of 2007 also included a gain of $0.02 from the sale of our semiconductor product line for broadband DSL customer-premises equipment.

Orders in the third quarter were $3.23 billion, which was 9 percent lower than the year-ago quarter and 7 percent lower than the prior quarter, reflecting lower demand for Semiconductor products.

Semiconductor

Semiconductor segment revenue was $3.21 billion, a decrease of $256 million, or 7 percent, from the year-ago quarter and an increase of $30 million, or 1 percent, from the prior quarter.

Semiconductor revenue by product category was as follows:

	3Q08	3Q07	vs. 3Q07	2Q08	*	vs. 2Q08
Analog	$1,289	$1,308	-1%	$1,287		--%
Embedded Processing	427	390	9%	439		-3%
Wireless	915	1,094	-16%	902		1%
Remaining Semiconductor	574	669	-14%	547		5%
Total Semiconductor	$3,205	$3,461	-7%	$3,175		1%

* Revenue by product category for historical periods reflects minor reclassifications to previously reported amounts.

Analog revenue was about even with the year-ago period as higher revenue from increased shipments of high-performance analog products was insufficient to offset lower revenue from shipments of high-volume analog and logic products.  Compared to the prior quarter, analog revenue was about even.

Embedded Processing revenue grew 9 percent compared with the year-ago quarter due to a greater proportion of shipments of higher-priced communications infrastructure products, and to a lesser extent, increased shipments of standard products.  These increases more than offset lower automotive product revenue resulting from decreased shipments.  Revenue decreased 3 percent sequentially as higher shipments of communications infrastructure products failed to offset a greater proportion of shipments of lower-priced standard products, and to a lesser extent, a decline in shipments of automotive products.

Wireless revenue declined 16 percent from the year-ago quarter primarily due to lower shipments of baseband products to Ericsson Mobile Platforms.  Compared with the prior quarter, Wireless revenue was about even.

Remaining semiconductor revenue declined 14 percent from the year-ago quarter due to the combination of, in decreasing order, lower shipments of RISC microprocessors, the sale of our DSL customer-premises equipment product line in 2007 and lower royalties.  Compared with the prior quarter, remaining semiconductor revenue increased 5 percent due to higher shipments of DLP products, partially offset by lower royalties.  In both comparisons, revenue from our ASIC products increased due to higher shipments.

Operating profit for the third quarter was $766 million, or 23.9 percent of revenue.  This was a decrease of $265 million from the year-ago quarter due to lower gross profit, which was partially offset by lower operating expenses.  Operating profit decreased $120 million from the prior quarter due to lower gross profit.

Education Technology

Education Technology revenue for the third quarter of 2008 was $182 million.  This was a decrease of $20 million, or 10 percent, from the year-ago quarter due to lower shipments of graphing calculators.  Compared with the prior quarter, revenue increased $6 million due to higher shipments of calculators in preparation for the back-to-school season.

Operating profit for the third quarter was $92 million, or 50.5 percent of revenue, a decrease of $7 million from the year-ago quarter due to lower revenue.  Compared with the prior quarter, operating profit increased $14 million due about equally to lower operating expenses and higher revenue.

First Nine Months of 2008 Results

For the first nine months of 2008, we report the following:

Revenue of $10.01 billion was $269 million, or 3 percent, lower than the year-ago period due to lower revenue from the Semiconductor segment.

Gross profit for the first nine months of 2008 was $5.15 billion, a decrease of $258 million, or 5 percent, from $5.41 billion in the year-ago period, primarily due to lower revenue and, to a lesser extent, increased manufacturing costs.  Gross profit margin was 51.4 percent of revenue compared with 52.6 percent in the year-ago period.

R&D expense for the first nine months of 2008 of $1.51 billion decreased $137 million, or 8 percent compared with the year-ago period primarily due to the benefit from our collaborative work with foundries on advanced logic manufacturing technologies and, to a lesser extent, lower Wireless product development costs.  R&D expense as a percent of revenue was 15.1 percent, compared with 16.0 percent in the year-ago period.

SG&A expense for the first nine months of 2008 was $1.25 billion, about the same as the year-ago period.  SG&A expense as a percent of revenue was 12.5 percent, compared with 12.2 percent in the year-ago period.

Operating profit for the first nine months of 2008 was $2.39 billion, or 23.8 percent of revenue, compared with $2.50 billion, or 24.3 percent of revenue, in the year-ago period.  The decrease was due to lower gross profit partially offset by lower R&D expense.

OI&E for the first nine months of 2008 was $58 million.  Other income decreased $91 million from the first nine months of 2007, primarily due to lower interest income, and to a lesser extent, reduced interest on tax refunds.

The tax provision for the first nine months of 2008 was $632 million, compared with $762 million in the same period of 2007.  The decrease was primarily due to an increase in discrete tax benefits, and to a lesser extent, lower income before income taxes.  This decrease was partially offset by the expiration of the federal research tax credit.

Income from continuing operations for the first nine months of 2008 was $1.81 billion compared with $1.89 billion for 2007.  Earnings per share were $1.36 per share compared with $1.29 per share in the year-ago period.  As a result of our share repurchases, average diluted shares outstanding decreased by 127 million shares from the year-ago period, benefiting earnings per share by $0.12.

Net income for the first nine months of 2008 was $1.81 billion, compared with $1.90 billion in the year-ago period.

Orders of $10.00 billion were down 2 percent from the year-ago period, reflecting lower demand for Semiconductor products.

Semiconductor

Semiconductor revenue in the first nine months of 2008 was $9.57 billion, a decrease of $262 million, or 3 percent, from the year-ago period, as increased revenue from higher shipments of Analog and Embedded Processing products was insufficient to offset decreased revenue from lower shipments of Wireless and remaining semiconductor products.

Semiconductor operating profit for the first nine months of 2008 was $2.58 billion, or 26.9 percent of revenue, compared with $2.77 billion, or 28.1 percent of revenue, in the year-ago period due to lower gross profit partially offset by lower R&D expense.

Education Technology

Education Technology revenue was $439 million for the first nine months of 2008 compared with $446 million in the year-ago period, as shipments decreased.

Operating profit for the first nine months of 2008 was $187 million, or 42.6 percent of revenue, compared with $188 million, or 42.3 percent of revenue in the year-ago period.

Financial Condition

At the end of the third quarter of 2008, total cash (cash and cash equivalents plus short-term investments) was $1.99 billion.  This was $931 million lower than at the end of 2007, primarily due to the reclassification of our remaining auction-rate securities from short-term to long-term investments at the end of the first quarter (see Note 4 to the Financial Statements).

Accounts receivable were $1.77 billion at the end of the quarter.  This was an increase of $32 million from the end of 2007.  Days sales outstanding were 47 at the end of the quarter compared with 44 at the end of 2007, due to the seasonal increase in accounts receivable from sales of Education Technology products that more than offset the reduction in Semiconductor receivables.

Inventory was $1.58 billion at the end of the quarter.  This was $157 million higher than at the end of 2007.  Days of inventory at the end of the third quarter were 81, compared with 78 days at the end of 2007.  The increase in inventory was due to, in decreasing order, a planned build earlier in the year, especially in high-performance analog, to better service our customers and higher manufacturing costs.  In the third quarter, we reduced our inventory level by $76 million.  With our current demand outlook, inventory still remains above our desired levels.  As a result, we continue to aggressively reduce inventory in the fourth quarter.

Capital spending in the first nine months of 2008 totaled $686 million.  This was an increase of $181 million from a year ago primarily due to higher expenditures for semiconductor assembly/test facilities and equipment, and to a lesser extent, higher expenditures for analog manufacturing equipment.  Depreciation in the first nine months of 2008 was $738 million, down $32 million from a year ago.

Liquidity and Capital Resources

Our sources of liquidity are our operating cash flows, existing balances of cash and cash equivalents, short-term investments and revolving credit facilities.  Operating cash flows represent net income adjusted for certain non-cash items and changes in current operating assets and liabilities.  Cash provided by operations for the first nine months of 2008 was $2.21 billion, a decrease of $771 million from the year-ago period.  This decrease was primarily due to the decrease in cash provided from changes in working capital.  Working capital in the year-ago period benefited from the receipt of an income tax refund, while in 2008, it decreased due to increased inventory spending.  Contributing to a lesser extent to the decrease in cash provided by operations from the year-ago period was the impact of lower net income and related non-cash adjustments.

Investing cash flows consist of capital expenditures; sales, purchases and maturities of investments; acquisitions; and proceeds from the sales of assets.  For the first nine months of 2008, net cash provided from investing activities was $91 million, compared with cash used of $819 million in the year-ago period.  During the first nine months of 2008, we reduced purchases of short-term investments and increased investments in cash equivalents in response to disruptions in global credit markets.

For the first nine months of 2008, net cash used in financing activities was $1.92 billion, compared with $2.54 billion in the year-ago period.  We used $1.74 billion of cash in the first nine months of 2008 to repurchase 60 million shares of our common stock and paid dividends of $396 million.  In the same period last year we used $3.01 billion of cash to repurchase 90 million shares of common stock and paid $287 million in dividends.  Dividends were higher due to the increase in the quarterly dividend rate in the second and fourth quarters of 2007.  Employee exercises of stock options for shares of TI stock are also reflected in cash from financing activities.  In the first nine months of 2008, such exercises provided $195 million compared with $694 million for the same period a year ago.  Excess tax benefits also fluctuate with the level of stock option exercises.  In April 2007, we retired $43 million of outstanding 8.75% notes at maturity.

In September 2008, we announced a 10 percent increase in our quarterly cash dividend to $0.11 per share, resulting in annual dividend payments of $0.44 per share.  The new quarterly dividend will be payable November 17, 2008, to stockholders of record on October 31, 2008.  This marks the fifth consecutive year we have increased our dividend rate.

In 2008, we expect: an annual effective tax rate of about 28 percent reflecting the reinstatement of the federal research tax credit, which will be recorded in the fourth quarter of 2008; R&D expense of $2.0 billion; capital expenditures of $0.8 billion; and depreciation of $1.0 billion.

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

Cyclicality in the Semiconductor Market May Affect Our Performance.

Our semiconductor business is our largest business segment and the principal source of our revenue. The semiconductor market historically has been cyclical and subject to significant and often rapid increases and decreases in product demand. These changes could have adverse effects on our results of operations, and on the market price of our securities.  The results of our operations may be adversely affected in the future if demand for our integrated circuits decreases or if these markets or key end-equipment markets such as communications, consumer electronics, computing and industrial grow at a significantly slower pace than management expects.

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

Our Results of Operations Could be Affected by Changes in the Financial Markets.

We maintain bank accounts, multi-year revolving credit agreements, and a portfolio of investments to support the financing needs of the company. Our ability to fund our daily operations, invest in our business, and make strategic acquisitions requires continuous access to our bank and investment accounts, as well as access to our bank credit lines, which support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected. Similarly, such circumstances could also restrict our ability to access the capital markets or redeem our investments.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2008	4,587,400	$26.34	4,587,400		$4,192 million
August 1 through August 31, 2008	5,483,800	$25.02	5,483,800		$4,055 million
September 1 through September 30, 2008	6,052,379	$22.49	6,052,379		$3,919 million
Total	16,123,579	$24.45	16,123,579	(2)(3)	$3,919 million	(3)

(1)
All purchases during the quarter were made through open market purchases under an authorization to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2007.  No expiration date has been specified for this authorization.

(2)
All purchases were made through open-market purchases except for 25,000 shares that were acquired in August through a privately negotiated forward purchase contract with a non-affiliated financial institution.  The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)
Includes the purchase of 879,644 shares for which trades were settled in the first three business days of October 2008 for $20 million.  The table does not include the purchase of 1,890,000 shares pursuant to orders placed in the second quarter, for which trades were settled in the first three business days of the third quarter for $54 million.  The purchase of these shares was reflected in this item in our report on Form 10-Q for the quarter ended June 30, 2008.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly in key markets such as communications, entertainment electronics and computing;
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

For a more detailed discussion of these factors, see the Risk Factors discussion in Part II, Item 1A of this report.  The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

By:	/s/ Kevin P. March
Kevin P. March
Senior Vice President
and Chief Financial Officer

Date: October 30, 2008