Form 10-K
period 2008-12-31
TEXAS INSTRUMENTS INC
filed 2009-02-24
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $36,021,867,805 as of June 28, 2008.

1,276,555,254 (Number of shares of common stock outstanding as of January 31, 2009)

Parts I, II and IV hereof incorporate information by reference to the Registrant’s 2008 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2009 annual meeting of stockholders.

PART I

ITEM 1. Business.

Company Overview

At Texas Instruments Incorporated (TI), we design and make semiconductors that we sell to electronics designers and manufacturers all over the world. We began operations in 1930 and are incorporated in Delaware. We are headquartered in Dallas, Texas, and have design, manufacturing or sales operations in more than 30 countries. We have four segments: Analog, Embedded Processing, Wireless and Other. We expect Analog and Embedded Processing to be our primary growth engines in the years ahead, and we therefore focus our resources on these segments.

We were the world’s fourth largest semiconductor company in 2008 as measured by revenue, according to preliminary estimates from an external source. Additionally, we sell calculators and related products.

Financial information with respect to our segments and our operations outside the United States is contained in the note to the financial statements captioned “Segment and geographic area data” on pages 31 and 32 of TI’s 2008 annual report to stockholders. It is incorporated herein by reference to such annual report.

Product Information

Semiconductors are electronic components that serve as the building blocks inside modern electronic systems and equipment. Semiconductors come in two basic forms: individual transistors and integrated circuits (generally known as “chips”) that combine different transistors on a single piece of material to form a complete electronic circuit. Our semiconductors are used to accomplish many different things, such as converting and amplifying signals, interfacing with other devices, managing and distributing power, processing data, canceling noise and improving signal resolution. Our portfolio includes products that are integral to almost all electronic equipment.

We sell two general categories of semiconductor products: custom and standard. A custom product is designed for a specific customer for a specific application, is sold only to that customer and is typically sold directly to the customer. A standard product is designed for use by many customers and/or many applications and is generally sold through both distribution and direct channels. Standard products include both proprietary and commodity products.

Additional information regarding each segment’s products follows.

Analog

Analog semiconductors change real-world signals – such as sound, temperature, pressure or images – by conditioning them, amplifying them and often converting them to a stream of digital data so the signals can be processed by other semiconductors, such as digital signal processors (DSPs). Analog semiconductors are also used to manage power distribution and consumption. Sales from our Analog segment accounted for about 40 percent of our revenue in 2008. The worldwide market for analog semiconductors was about $36 billion in 2008. According to external sources, we have about a 12 percent share in the fragmented analog semiconductor market, which is a leading position. We believe that we are well positioned to increase our share over time.

During 2008, we discussed our Analog business by reference to high-performance analog and high-volume analog & logic.

High-performance analog products: These include standard analog semiconductors, such as amplifiers, data converters, low-power radio frequency devices, and interface and power management semiconductors (our standard analog portfolio includes more than 20,000 products), that we market to many different customers (nearly 80,000) who use them in a wide range of products across the industrial, communications, computing and consumer markets. High-performance analog products generally have long life cycles, often 10 to 20 years.

High-volume analog & logic products: These include two product types. The first, high-volume analog, includes products for specific applications, including custom products for specific customers. The life cycles of our high-volume analog products are generally shorter than those of our high-performance analog products. End markets for high-volume analog products include communications, automotive, computing and many consumer electronics products. The second product type, standard linear and logic, includes commodity products marketed to many different customers for many different applications.

Beginning with the first quarter of 2009, we will discuss power management semiconductors as a separate category of Analog products, separating it from the high-performance category.

Embedded Processing

Our Embedded Processing products include our DSPs (other than DSPs specific to our Wireless segment) and microcontrollers. DSPs perform mathematical computations almost instantaneously to process and improve digital data. Microcontrollers are microprocessors that are designed to control a set of specific tasks for electronic equipment. Sales of Embedded Processing products accounted for about 15 percent of our revenue in 2008. The worldwide market for embedded processors was about $17 billion in 2008. According to external sources, we have about a 10 percent share in this fragmented market, and we believe we are well positioned to increase our share over time.

An important characteristic of Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because customers prefer to re-use software from one product generation to the next. We make and sell standard, or catalog, Embedded Processing products used in many different applications and custom Embedded Processing products used in specific applications, such as communications infrastructure equipment and automotive.

Wireless

Cell phones require a modem or “baseband” to connect to the wireless carrier’s network. Many of today’s advanced cell phones also require an applications processor to run the phone’s software and services, and semiconductors to enable connectivity to Bluetooth® devices, WiFi networks or GPS location services. We design, make and sell products to satisfy each of these requirements. Wireless products are typically sold in high volumes and our Wireless portfolio includes both standard (or merchant) products and custom products. Sales of Wireless products accounted for about 25 percent of our revenue in 2008, and a significant portion of our Wireless sales were to a single customer.

As wireless communications have proliferated, consumers have demanded capabilities beyond voice. Smartphones (phones that contain email, media, games and computing capability) represent one of the fastest growing wireless markets. These phones tend to include many semiconductor products. Major handset manufacturers are actively pursuing the smartphone market and increasingly focusing their R&D on applications and services. As a result, we believe customer demand for applications processors will grow as handset manufacturers seek to differentiate their products by providing software and a unique user experience. Our OMAPTM product line has a leading position in the applications processor market and is used by most of the top handset manufacturers.

Our Wireless segment has been shifting focus from baseband chips, a market with shrinking competitive barriers and slowing growth rates, to applications processors, a market we expect will grow faster than the baseband market. Consistent with this shift in market focus, we are concentrating our Wireless investments on our applications processors and connectivity products. We continue to sell custom baseband products but have discontinued further development of merchant baseband products.

Other

Our Other segment includes revenue from smaller semiconductor product lines and handheld graphing and scientific calculators, and from royalties received for our patented technology that we license to other electronics companies. The semiconductor products in our Other segment include DLP® products (primarily used to create high-definition images for business and home theater projectors, televisions and movie projectors), reduced-instruction set computing (RISC) microprocessors (designed to provide very fast computing and often implemented in servers) and custom semiconductors known as application-specific integrated circuits (ASICs). This segment accounted for about 20 percent of our revenue in 2008.

Applications for Our Products

The table below lists the major end markets that use our products and the approximate percentage of our product revenue that the market represents. The chart also lists the most frequent applications and our products used within these key markets.

End Market	Applications	TI Products
Communications	Cell phones and infrastructure equipment (wireless)	Analog, Embedded
(48% of product	Mobile connectivity solutions (including wireless LAN, global	Processing,
revenue)	positioning systems, Bluetooth®)	Wireless, Other
Broadband (including high-speed wireless home networking, cable modem)
High-frequency radio, telecom accessories (hands-free and voice-
enhancement solutions), navigation systems

Computing	Printers	Analog, Embedded
(22% of product	Hard disk drives	Processing, Other
revenue)	Monitors and projectors
Notebook and desktop personal computers and servers

Industrial	Digital power controls:	Analog, Embedded
(10% of product	Switch mode power supplies	Processing
revenue)	Uninterruptible power supplies
Motor controls:
Heating/ventilation/air conditioning
Industrial control motor drives
Power tools
Printers/copiers
Security:
Biometrics (fingerprint identification and authentication)
Intelligent sensing (smoke and glass-breakage detection)
Video analytics (surveillance)

Consumer Electronics	Medical (biophysical monitoring, digital hearing aids, medical	Analog, Embedded
(10% of product	imagery, personal and portable medical devices)	Processing, Other
revenue)	Digital cameras
Digital audio players
Portable media players
Car audio (radios and CD players)
DVD players and recorders
Home theater systems
High-definition televisions

Automotive	Body systems	Analog, Embedded
(6% of product	Chassis systems	Processing, Other
revenue)	Driver information/telemetrics
Entertainment
Powertrain
Safety systems
Security systems

Education	Handheld graphing and scientific calculators	Other
(4% of product	Educational software
revenue)

Market Characteristics

Product cycle

The global semiconductor market is characterized by constant, though generally incremental, advances in product designs and manufacturing methods. Chip prices and manufacturing costs tend to decline over time as manufacturing methods and product life cycles mature. Typically, new chips are produced in limited quantities at first and then ramp to high-volume production over time.

Market cycle

The “semiconductor cycle” is an important concept that refers to the ebb and flow of supply, with relatively stable demand. The semiconductor market historically has been characterized by periods of tight supply caused by strengthening demand and/or insufficient manufacturing capacity, followed by periods of surplus inventory caused by weakening demand and/or excess manufacturing capacity. This cycle is affected by the significant time and money required to build and maintain semiconductor manufacturing facilities.

Although there are similarities with past cycles, we do not believe the market environment in the second half of 2008 and early 2009 is simply a surplus-driven inventory correction. Instead, we believe it is a broad economic slowdown in which consumer and industrial consumption has dramatically weakened and likely will weaken further.

Seasonality

Our revenue and operating results are subject to some seasonal variation. Sales of our semiconductor products are seasonally weaker in the first quarter than in other quarters, particularly for products sold into cell phones and consumer electronics applications that have stronger sales later in the year as manufacturers prepare for the holiday selling season. Calculator revenue is tied to the U.S. back-to-school season and, as a result, is at its highest in the second and third quarters. Royalty revenue is not always uniform or predictable, in part due to the performance of our licensees and in part due to the timing of new license agreements or the expiration and renewal of existing agreements.

Competitive landscape

In each segment, we face significant global competition from numerous large and small companies, including both broad-based suppliers and niche suppliers. We believe that competitive performance in the semiconductor market generally depends on several factors, including the breadth of a company’s product line, technological innovation, technical support, customer service, quality, reliability, price and scale. With expertise in both digital signal processing and analog at the system level, we believe we are capable of providing best-in-class products that integrate both technologies onto a single chip. In addition, our ability to deliver integrated solutions and system-level knowledge allows our customers to create more advanced systems and products and bring their products to market sooner.

The primary competitive factors in the Analog market include design proficiency, a diverse product portfolio to meet wide-ranging customer needs, manufacturing process technologies that provide differentiated levels of performance and manufacturing expertise. Our primary Analog competitors include Analog Devices, Inc.; Freescale Semiconductor, Inc.; Infineon Technologies AG; Intersil Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; National Semiconductor Corporation; NXP B.V.; and STMicroelectronics NV.

The primary competitive factors for our Embedded Processing products are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, installed base of software, software expertise, applications support and a product’s performance and power characteristics. Primary competitors of our Embedded Processing segment include Freescale Semiconductor, Inc.; Infineon Technologies AG; NEC Electronics and Renesas Technology Corp.

The primary competitive factors for our Wireless products are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, installed base of software, software expertise, applications support and a product’s performance and power characteristics. Primary Wireless competitors include Broadcom Corp.; Freescale Semiconductor, Inc.; Infineon Technologies AG; Marvell Technology Group, Ltd.; QUALCOMM Incorporated and STMicroelectronics NV.

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

We own and operate semiconductor manufacturing sites in North America, Asia and Europe. These facilities include high-volume wafer fabrication plants and assembly/test sites. Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation. Because we own much of our manufacturing capacity, a significant portion of our operating cost is fixed. In general, these costs do not decline with reductions in customer demand or utilization of capacity and can adversely affect our profit margins as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, potentially benefiting our profit margins.

Most of our Analog semiconductors require a lower level of capital investment in manufacturing and equipment than is needed for equivalent production levels of our Embedded Processing and Wireless semiconductors, which are manufactured using advanced logic wafer manufacturing equipment. While analog chips benefit from unique, proprietary wafer manufacturing processes, these processes can be applied using older, less expensive equipment. In addition, these processes and equipment remain usable for much longer than the manufacturing processes and equipment required for advanced logic wafer manufacturing.

To supplement our internal advanced logic wafer fabrication capacity, maximize our responsiveness to customer demand and minimize our overall capital expenditures, our wafer manufacturing strategy utilizes the capacity of outside suppliers, commonly known as foundries. Our strategy involves installing internal wafer fabrication capacity to a level we believe will remain fully utilized over the equipment’s useful lifetime and then outsourcing remaining capacity needs to foundries. In 2008, external foundries provided about 50 percent of the fabricated wafers for our advanced logic manufacturing needs, but during the fourth quarter of 2008, we significantly reduced our foundry purchases. We expect the proportion of our advanced logic wafers provided by foundries will increase over time. We expect to maintain sufficient internal wafer fabrication capacity to meet substantially all our analog production needs.

In addition to using foundries to supplement our wafer fabrication capacity, we selectively use subcontractors to supplement our assembly/test capacity. We generally use subcontractors for assembly/test of products that would be less cost-efficient to complete in-house (e.g., relatively low-volume products that are unlikely to keep internal equipment fully utilized), or in the event demand temporarily exceeds our internal capacity. We believe we often have a cost advantage in maintaining internal assembly/test capacity. Accordingly, we have nearly completed an environmentally efficient assembly/test facility in the Philippines, and the facility is in the initial stages of production.

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

Inventory

While our inventory practices differ by product, we generally maintain inventory levels that are consistent with our expectations of customer demand.

For custom semiconductor products, where the risk of obsolescence is higher, we carry lower levels of inventory when possible. These products have a single customer, are sold in high volumes and have comparatively shorter life cycles. Life cycles of these products are often determined by end-equipment upgrade cycles and can be as short as 12 to 24 months.

For standard semiconductor products, where the risk of obsolescence is low, we generally carry higher levels of inventory. These products usually have many customers and long life cycles, and are often ordered in small quantities. Standard product inventory is sometimes held in unfinished wafer form, giving us greater flexibility to meet final package and test configurations.

As a result of the following trends, we now tend to carry relatively higher levels of inventory than in past years: standard products have become a larger part of our portfolio; we have increased consignment programs with our largest customers; and our distributors now carry relatively less inventory on average than in the past.

We manage calculator inventory consistent with expected seasonality.

Design Centers

Our design centers provide design, engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.

Customers

Our products are sold to original equipment manufacturers (OEMs), original design manufacturers (ODMs), contract manufacturers and distributors. (An OEM designs and sells products under its own brand that it manufactures in-house or has manufactured by others. An ODM designs and manufactures products for other companies, which then sell those products under their own brand.) Our largest single customer in 2008 was an OEM, the Nokia group of companies. Sales to Nokia were about 20 percent of our revenue in 2008, and a majority of this revenue was in our Wireless segment.

Sales and Distribution

We market and sell our semiconductor products through a direct sales force, distributors and authorized third-party sales representatives. We have sales or marketing offices in over 30 countries worldwide and have expanded our sales networks in the emerging markets of China, India and Eastern Europe. Distributors located around the world account for about 30 percent of our revenue, and a majority of our revenue from many standard products. Our distributors maintain an inventory of our products and sell directly to a wide range of customers. They also sell products from our competitors. Our distribution network holds a mix of distributor-owned and TI-consigned inventory. Over time, we expect this mix will shift more toward consignment. We sell our calculator products primarily through retailers and instructional dealers.

Acquisitions, Divestitures and Investments

From time to time we consider acquisitions and divestitures that may strengthen or better focus our business portfolio. We also make investments directly or indirectly in private companies. Investments are focused primarily on next-generation technologies and markets strategic to us.

Backlog

We define backlog as of a particular date as firm purchase orders with a customer-requested delivery date within a specified length of time. As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Accordingly, our backlog at any particular date may not be indicative of revenue for any future period. We ship a substantial number of orders in the quarter in which they are received. Our backlog of orders was $0.86 billion at December 31, 2008, and $1.50 billion at December 31, 2007.

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

Our semiconductor patent portfolio is an ongoing contributor to our revenue. We do not consider our business materially dependent upon any one patent or patent license, although taken as a whole, our rights and the products made and sold under patents and patent licenses are important to our business.

We often participate in industry initiatives to set technical standards. Our competitors may also participate in the same initiatives. Participation in these initiatives may require us to license our patents to other companies.

We own trademarks that are used in the conduct of our business. These trademarks are valuable assets, the most important of which are “Texas Instruments” and our corporate monogram. Other valuable trademarks include OMAPTM and DLP®.

Research and Development

Our primary area of R&D investment is Analog and Embedded Processing products. We conduct most of our R&D internally. However, we also closely engage with a wide range of external industry consortia and universities and collaborate with our foundry suppliers on semiconductor manufacturing technology.

From time to time we may terminate R&D projects before completion or decide not to manufacture and sell a developed product. We do not expect that all of our R&D projects will result in products that are ultimately released for sale, or that our projects will contribute significant revenue until at least a few years following completion.

Our R&D expense was $1.94 billion in 2008, compared with $2.14 billion in 2007 and $2.20 billion in 2006.

Executive Officers of the Registrant

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

Name	Age	Position
Stephen A. Anderson	47	Senior Vice President
R. Gregory Delagi	46	Senior Vice President
Arthur L. George, Jr.	47	Senior Vice President
Michael J. Hames	50	Senior Vice President
David K. Heacock	48	Senior Vice President
Joseph F. Hubach	51	Senior Vice President, Secretary and General Counsel
Melendy E. Lovett	50	Senior Vice President (President, Education Technology)
Gregg A. Lowe	46	Senior Vice President
Kevin P. March	51	Senior Vice President and Chief Financial Officer
Robert K. Novak	43	Senior Vice President
Kevin J. Ritchie	52	Senior Vice President
Richard K. Templeton	50	Director; Chairman of the Board; President and Chief Executive Officer
Teresa L. West	48	Senior Vice President
Darla H. Whitaker	43	Senior Vice President

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. All executive officers of the company have been employees of the company for more than five years. Ms. West and Messrs. Hames, Hubach, Lowe, March and Templeton have served as executive officers of the company for more than five years. Ms. Lovett and Mr. Ritchie became executive officers of the company in 2004. Mr. George and Ms. Whitaker became executive officers of the company in 2006. Messrs. Delagi and Heacock became executive officers of the company in 2007. Messrs. Anderson and Novak became executive officers of the company in 2008.

Employees

At December 31, 2008, we had 29,537 employees.

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

ITEM 1A. Risk Factors.

You should read the following Risk Factors in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These Risk Factors are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like TI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, actual financial results that do not meet our and/or the investment community’s expectations, changes in our and/or the investment community’s expectations for our future results and other factors, many of which are beyond our control.

Cyclicality in the Semiconductor Market May Affect Our Performance.

Semiconductor products are the principal source of our revenue. The semiconductor market historically has been cyclical and subject to significant and often rapid increases and decreases in product demand. These changes could have adverse effects on our results of operations, and on the market price of our securities. The results of our operations may be adversely affected in the future if demand for our semiconductors decreases or if these markets or key end-equipment markets such as communications, consumer electronics, computing, automotive and industrial grow at a significantly slower pace than management expects.

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

We Face Substantial Competition That Requires Us to Respond Rapidly to Product Development and Pricing Pressures.

We face intense technological and pricing competition in the markets in which we operate. We expect this competition will continue to increase from large competitors and from smaller competitors serving niche markets. Certain of our competitors possess sufficient financial, technical and management resources to develop and market products that may compete favorably against our products. The price and product development pressures that result from competition may lead to reduced profit margins and lost business opportunities in the event that we are unable to match the price declines or cost efficiencies, or meet the technological, product, support, software or manufacturing advancements of our competitors.

Our Performance Depends in Part on Our Ability to Enforce Our Intellectual Property Rights and to Develop and License New Intellectual Property.

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

We benefit from royalty revenue generated from various patent license agreements. The amount of such revenue depends in part on negotiations with new licensees, and with existing licensees in connection with renewals of their licenses. There is no guarantee that such negotiations will be successful. Future royalty revenue also depends on the strength and enforceability of our patent portfolio and our enforcement efforts, and on the sales and financial stability of our licensees. Additionally, consolidation of our licensees may negatively affect our royalty revenue. Royalty revenue from licensees is not always uniform or predictable, in part due to the performance of our licensees and in part due to the timing of new license agreements or the expiration and renewal of existing agreements.

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

Our Global Manufacturing, Design and Sales Activities Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.

We have facilities in more than 30 countries worldwide, and in 2008 more than 85 percent of our revenue came from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as political and economic conditions, security risks, health conditions and possible disruptions in transportation networks of the various countries in which we operate. Any of these could result in an adverse effect on our business operations and our financial results. Also, as discussed in more detail on page 47 of our 2008 annual report to stockholders, we use forward currency exchange contracts to reduce the adverse earnings impact exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

Our Results of Operations Could be Affected by Natural Events in the Locations in Which We or Our Customers or Suppliers Operate.

We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may adversely affect our results of operations and financial condition.

The Loss of or Significant Curtailment of Purchases by Any of Our Largest Customers Could Adversely Affect Our Results of Operations.

While we generate revenue from thousands of customers worldwide, the loss of or significant curtailment of purchases by one or more of our top customers (including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, or the timing of customer or distributor inventory adjustments) may adversely affect our results of operations and financial condition.

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

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items could adversely affect our results of operations. Additionally, the inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We also depend on third parties to provide advanced logic manufacturing process technology development. A limited number of third parties perform these functions, and we do not have long-term contracts with all of them. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand, the third parties’ inability to develop and deliver advanced logic manufacturing process technology in a timely, cost effective and appropriate manner and the possibility of third parties imposing increased costs on us.

Our Results of Operations Could be Affected by Changes in Taxation.

We have facilities in more than 30 countries worldwide and as a result are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate.

In addition, we are subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn affect our results of operations. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations could affect our ability to realize those deferred tax assets, which could also affect our results of operations. Each quarter we forecast our tax liability based on our forecast of our performance for the year. If that performance forecast changes, our forecasted tax liability will change.

Our Results of Operations Could be Affected by Changes in the Financial Markets.

We maintain bank accounts, multi-year revolving credit agreements, and a portfolio of investments to support the financing needs of the company. Our ability to fund our daily operations, invest in our business, and make strategic acquisitions requires continuous access to our bank and investment accounts, as well as access to our bank credit lines that support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected. Similarly, such circumstances could also restrict our ability to access the capital markets or redeem our investments. If our customers or suppliers are unable to access credit markets and other sources of needed liquidity, we may receive fewer customer orders or be unable to obtain needed supplies, collect accounts receivable or access needed technology.

Our Results of Operations Could be Affected by Warranty Claims, Product Recalls or Product Liability.

We could be subject to warranty or product liability claims or claims based on epidemic or delivery failures that could lead to significant expenses as we defend such claims or pay damage awards. The risk of a significant claim is generally greater for products used in health and safety applications. In the event of a warranty claim, we may also incur costs if we decide to compensate the affected customer or end consumer. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for one of our customers to recall a product containing a TI part. In such instances, we may incur costs and expenses relating to the recall. Costs or payments we may make in connection with warranty, epidemic failure and delivery claims or product recalls may adversely affect our results of operations and financial condition.

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

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. The following table indicates the general location of our principal manufacturing and design operations and the reportable segments that make major use of them. Except as otherwise indicated, we own these facilities.

Embedded
	Analog	Processing	Wireless
Dallas, Texas	X	X	X
Sherman, Texas(1)	X
Houston, Texas	X	X
Miho, Japan	X	X	X
Kuala Lumpur, Malaysia(1)	X	X
Freising, Germany	X	X	X
Baguio, Philippines(1)	X	X	X
Taipei, Taiwan(1)	X	X	X
Hiji, Japan	X	X	X
Tucson, Arizona(1)	X
Bangalore, India(1)	X	X	X
Nice, France(1)	X		X
Aguascalientes, Mexico(2)	X
Pampanga (Clark), Philippines(1)	X	X
Tokyo, Japan(2)	X	X	X
____________________

(1)	Portions of the facilities are leased and owned.

(2)	Leased.

Our facilities in the United States contained approximately 14.1 million square feet at December 31, 2008, of which approximately 1.7 million square feet were leased. Our facilities outside the United States contained approximately 6.2 million square feet at December 31, 2008, of which approximately 1.5 million square feet were leased.

At the end of 2008, we occupied substantially all of the space in our facilities.

Leases covering our currently occupied leased facilities expire at varying dates generally within the next 8 years. We believe our current properties are suitable and adequate for both their intended purpose and our current and foreseeable future needs.

ITEM 3. Legal Proceedings.

We are involved in various inquiries and proceedings regarding laws and regulations related to the protection of the environment. These matters involve various parties, including government agencies and, in certain cases, other potentially responsible parties. Although the factual situations and the progress of each of these matters differ, we believe that the amount of our liability, if any, will not have a material adverse effect upon our financial condition, results of operations or liquidity.

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

The information contained under the caption “Common stock prices and dividends” on page 49 of TI’s 2008 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2008, on page 36 of such annual report are incorporated herein by reference to such annual report.

The following table shows our repurchases of our common stock in the fourth quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares		Approximate Dollar
			Purchased as		Value of Shares that
			Part of		May Yet Be
	Total		Publicly		Purchased
	Number of	Average	Announced		Under the
	Shares	Price Paid	Plans or		Plans or
Period	Purchased	per Share	Programs		Programs (1)
October 1 through October 31, 2008	19,411,488	$18.86	19,411,488		$3.55 billion
November 1 through November 30, 2008	0		0		$3.55 billion
December 1 through December 31, 2008	0		0		$3.55 billion

Total	19,411,488	$18.86	19,411,488	(2)(3)	$3.55 billion(3)
____________________

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2007. No expiration date has been specified for this authorization.

(2)	All purchases during the quarter were made through open-market purchases except for 445,000 shares that were acquired in October through a privately negotiated forward purchase contract with a non-affiliated financial institution. The forward purchase contract was designed to minimize the impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)	The table does not include the purchase of 879,644 shares pursuant to orders placed in the third quarter, for which trades were settled in the first three business days of the fourth quarter for $20 million. The purchase of these shares was reflected in Part II, Item 2 in the company’s report on Form 10-Q for the quarter ended September 30, 2008.

ITEM 6. Selected Financial Data.

The “Summary of selected financial data” for the years 2004 through 2008, which appears on page 36 of TI’s 2008 annual report to stockholders, is incorporated herein by reference to such annual report.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s discussion and analysis of financial condition and results of operations” on pages 37 through 48 of TI’s 2008 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information concerning market risk contained on pages 47 and 48 of TI’s 2008 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the report thereon of the independent registered public accounting firm, on pages 2 through 33 of TI’s 2008 annual report to stockholders, are incorporated herein by reference to such annual report.

The “Quarterly financial data” on page 48 of TI’s 2008 annual report to stockholders is also incorporated herein by reference to such annual report.

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

Internal Control over Financial Reporting

Management’s assessment of our internal control over financial reporting is contained in the report by management on internal control over financial reporting on page 34 of our 2008 annual report to stockholders and is incorporated herein by reference to such annual report.

The report of independent registered public accounting firm on internal control over financial reporting opining on our internal control over financial reporting is contained on page 35 of our 2008 annual report to stockholders and is incorporated herein by reference to such annual report.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of directors” in our proxy statement for the 2009 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to the company’s audit committee financial expert contained under the caption “Board organization” in our proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information with respect to Section 16(a) beneficial ownership reporting compliance contained under the caption of the same name in our proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

A list of our executive officers and their biographical information appear in Part I, Item 1 of this report.

Code of Ethics

We have adopted the Code of Ethics for TI Chief Executive Officer and Senior Financial Officers. A copy of the Code can be found on our web site at www.ti.com/corporategovernance. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same web site.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The following directors are members of TI’s Audit Committee: Pamela H. Patsley (Chair), David L. Boren, Stephen P. MacMillan and Wayne R. Sanders.

ITEM 11. Executive Compensation.

The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The information that is contained under the caption “Equity compensation plan information” in our proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

Security Ownership of Certain Beneficial Owners and Management

The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of management” in our proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference to such proxy statement. The information concerning ownership of TI’s common stock by each of the directors, which is contained under the caption “Directors’ ages, service and stock ownership” in such proxy statement, is also incorporated herein by reference to such proxy statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Related person transactions” in the company’s proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information contained under the caption “Director independence” in the company’s proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14. Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1 and 2. Financial Statements and Financial Statement Schedules:

The financial statements are listed in the index on page 23 hereof.

3. Exhibits:

Designation of
Exhibit in
this Report	Description of Exhibit
3(a)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(d)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3(e)	Certificate of Ownership merging Texas Instruments Automation Controls, Inc. into the Registrant (incorporated by reference to Exhibit 3(e) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(f)	Certificate of Elimination of Designations of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(f) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(g)	Certificate of Ownership and Merger merging Tiburon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 4(g) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(h)	Certificate of Ownership and Merger merging Tartan, Inc. into the Registrant (incorporated by reference to Exhibit 4(h) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(i)	Certificate of Designation relating to the Registrant’s Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3(j)	Certificate of Elimination of Designation of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(j) to the Registrant’s Annual Report on Form 10-K for the year 1998).

Designation of
Exhibit in
this Report	Description of Exhibit
3(k)	Certificate of Ownership and Merger merging Intersect Technologies, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(k) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(l)	Certificate of Ownership and Merger merging Soft Warehouse, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(l) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(m)	Certificate of Ownership and Merger merging Silicon Systems, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(m) to the Registrant’s Annual Report on Form 10-K for the year 1999).

3(n)	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(n) to the Registrant’s Registration Statement on Form S-4 No. 333-41030 filed on July 7, 2000).

3(o)	Certificate of Ownership and Merger merging Power Trends, Inc. with and into the Registrant (incorporated by reference to Exhibit 3(o) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(p)	Certificate of Ownership and Merger merging Amati Communications Corporation with and into the Registrant (incorporated by reference to Exhibit 3(p) to the Registrant’s Annual Report on Form 10-K for the year 2001).

3(q)	Certificate of Ownership and Merger merging Texas Instruments San Diego Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(q) to the Registrant’s Annual Report on Form 10-K for the year 2002).

3(r)	Certificate of Ownership and Merger merging Texas Instruments Burlington Incorporated with and into the Registrant (incorporated by reference to Exhibit 3(r) to the Registrant’s Annual Report on Form 10-K for the year 2003).

3(s)	Certificate of Ownership and Merger merging Texas Instruments Automotive Sensors and Controls San Jose Inc. with and into the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K dated October 31, 2004).

3(t)	Certificate of Elimination of Series B Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated June 23, 2008).

3(u)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated July 18, 2008).

10(a)	TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a) to the Registrant’s Current Report on Form 8-K dated January 1, 2009).*

10(b)(i)	TI Employees Non-Qualified Pension Plan (formerly named the TI Employees Supplemental Pension Plan) (incorporated by reference to Exhibit 10(b)(i) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

10(b)(ii)	First Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan) (incorporated by reference to Exhibit 10(b)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1999).*

Designation of
Exhibit in
this Report	Description of Exhibit
10(b)(iii)	Second Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan) (incorporated by reference to Exhibit 10(b)(iii) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(iv)	Third Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan) (incorporated by reference to Exhibit 10(b)(iv) to the Registrant’s Annual Report on Form 10-K for the year 2002).*

10(b)(v)	Fourth Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan) (incorporated by reference to Exhibit 10(b)(v) to the Registrant’s Annual Report on Form 10-K for the year 2003).*

10(b)(vi)	TI Employees Non-Qualified Pension Plan II (incorporated by reference to Exhibit 10(b) to the Registrant’s Current Report on Form 8-K dated January 1, 2009).*

10(c)	Texas Instruments Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year 1993).*

10(d)	Texas Instruments 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*

10(e)	Texas Instruments 2000 Long-Term Incentive Plan as amended October 16, 2008.*

10(f)	Texas Instruments 2003 Long-Term Incentive Plan as amended October 16, 2008.

10(g)	Texas Instruments Executive Officer Performance Plan as amended October 16, 2008.*

10(h)	Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(i)	Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(j)	Texas Instruments Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year 2000).

10(k)	Texas Instruments 2003 Director Compensation Plan as amended October 16, 2008.

10(l)	Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year 2006).*

10(m)	Form of Restricted Stock Unit Agreement under the Texas Instruments 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(m) to the Registrant’s Annual Report on Form 10-K for the year 2006).*

10(n)	Asset and Stock Purchase Agreement dated as of January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2006).

13	Portions of Registrant’s 2008 Annual Report to Stockholders incorporated by reference herein.

21	List of Subsidiaries of the Registrant.

Designation of
Exhibit in
this Report	Description of Exhibit
23	Consent of Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

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

  Customer demand that differs from our forecasts;

  The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

  The ability of TI and its customers and suppliers to access their bank accounts and lines of credit or otherwise access the capital markets;

  Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;

  TI’s ability to recruit and retain skilled personnel; and

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
Kevin P. March Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: February 24, 2009

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2008, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2009.

Signature	Title

/s/ James R. Adams	Director
James R. Adams

/s/ David L. Boren	Director
David L. Boren

/s/ Daniel A. Carp	Director
Daniel A. Carp

/s/ Carrie S. Cox	Director
Carrie S. Cox

/s/ David R. Goode	Director
David R. Goode

/s/ Stephen P. MacMillan	Director
Stephen P. MacMillan

/s/ Pamela H. Patsley	Director
Pamela H. Patsley

/s/ Wayne R. Sanders	Director
Wayne R. Sanders

/s/ Ruth J. Simmons	Director
Ruth J. Simmons

/s/ Richard K. Templeton	Chairman of the Board; Director; President and Chief
Richard K. Templeton	Executive Officer

/s/ Christine Todd Whitman	Director
Christine Todd Whitman

/s/ Kevin P. March	Senior Vice President; Chief Financial Officer; Chief
Kevin P. March	Accounting Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
(Item 15(a))

Page
Reference in
2008 Annual
Report to
Stockholders
Information incorporated by reference to the Registrant’s 2008 annual report to stockholders

Consolidated financial statements:

Income for each of the three years in the period ended December 31, 2008	2

Comprehensive income for each of the three years in the period ended December
31, 2008	3

Balance sheets at December 31, 2008 and 2007	4

Cash flows for each of the three years in the period ended December 31, 2008	5

Stockholders’ equity for each of the three years in the period ended December 31,
2008	6

Notes to financial statements	7

Report of independent registered public accounting firm	33

Report by management on internal control over financial reporting	34

Report of independent registered public accounting firm on internal control over
financial reporting	35

Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.