Form 10-Q
period 2009-03-31
TEXAS INSTRUMENTS INC
filed 2009-04-29
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 001-03761

TEXAS INSTRUMENTS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 972-995-3773

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer 
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   No ☒
1,273,453,110
Number of shares of Registrant’s common stock outstanding as of
March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended March 31,
	2009	2008

Revenue	$2,086	$3,272
Cost of revenue (COR)	1,280	1,516
Gross profit	806	1,756
Research and development (R&D)	386	514
Selling, general and administrative (SG&A)	305	435
Restructuring expense	105	--
Operating profit	10	807
Other income (expense) net	5	33
Income before income taxes	15	840
Provision (benefit) for income taxes	(2)	178
Net income	$17	$662

Earnings per common share:
Basic	$.01	$.50
Diluted	$.01	$.49

Average common shares outstanding (millions):
Basic	1,275	1,327
Diluted	1,277	1,345

Cash dividends declared per share of common stock	$.11	$.10

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended March 31,
	2009	2008

Net Income	$17	$662
Other comprehensive income (loss):
Changes in available-for-sale investments:
Adjustment, net of taxes	9	(13)
Reclassification of recognized transactions, net of taxes	--	(3)
Unrecognized net actuarial loss of defined benefit plans:
Adjustment, net of taxes	31	(22)
Reclassification of recognized transactions, net of taxes	12	5
Unrecognized prior service cost of defined benefit plans:
Adjustment, net of taxes	(3)	6
Total	49	(27)
Total comprehensive income	$66	$635

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,436	$1,046
Short-term investments	990	1,494
Accounts receivable, net of allowances of ($20) and ($30)	1,125	913
Raw materials	77	99
Work in process	712	837
Finished goods	309	439
Inventories	1,098	1,375
Deferred income taxes	676	695
Prepaid expenses and other current assets	207	267
Total current assets	5,532	5,790
Property, plant and equipment at cost	7,030	7,321
Less accumulated depreciation	(3,915)	(4,017)
Property, plant and equipment, net	3,115	3,304
Long-term investments	645	653
Goodwill	912	840
Acquisition-related intangibles	120	91
Deferred income taxes	967	990
Capitalized software licenses, net	160	182
Overfunded retirement plans	17	17
Other assets	52	56
Total assets	$11,520	$11,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$326	$324
Accrued expenses and other liabilities	907	1,034
Income taxes payable	21	40
Accrued profit sharing and retirement	33	134
Total current liabilities	1,287	1,532
Underfunded retirement plans	608	640
Deferred income taxes	61	59
Deferred credits and other liabilities	354	366
Total liabilities	2,310	2,597

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: March 31, 2009 -- 1,739,723,261; December 31, 2008 -- 1,739,718,073	1,740	1,740
Paid-in capital	1,020	1,022
Retained earnings	21,043	21,168
Less treasury common stock at cost: Shares: March 31, 2009 -- 466,270,151; December 31, 2008 -- 461,822,215	(13,852)	(13,814)
Accumulated other comprehensive loss, net of taxes	(741)	(790)
Total stockholders’ equity	9,210	9,326
Total liabilities and stockholders’ equity	$11,520	$11,923

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)
	For Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$17	$662
Adjustments to net income:
Depreciation	230	241
Stock-based compensation	50	54
Amortization of acquisition-related intangibles	10	10
Losses on sale of assets	--	6
Deferred income taxes	3	(74)
Increase (decrease) from changes in:
Accounts receivable	(218)	89
Inventories	279	(160)
Prepaid expenses and other current assets	8	(46)
Accounts payable and accrued expenses	(119)	(179)
Income taxes payable	49	165
Accrued profit sharing and retirement	(97)	(122)
Other	39	3
Net cash provided by operating activities	251	649

Cash flows from investing activities:
Additions to property, plant and equipment	(43)	(219)
Purchases of short-term investments	(220)	(362)
Sales and maturities of short-term investments	729	958
Purchases of long-term investments	(2)	(2)
Sales of long-term investments	3	16
Acquisitions, net of cash acquired	(104)	--
Net cash provided by investing activities	363	391

Cash flows from financing activities:
Dividends paid	(141)	(133)
Sales and other common stock transactions	18	76
Excess tax benefit from share-based payments	--	13
Stock repurchases	(101)	(874)
Net cash used in financing activities	(224)	(918)

Net increase in cash and cash equivalents	390	122
Cash and cash equivalents, beginning of period	1,046	1,328
Cash and cash equivalents, end of period	$1,436	$1,450

Certain amounts in prior periods’ financial statements have been reclassified to conform to the current presentation.

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of business and significant accounting policies and practices. Texas Instruments (TI) makes, markets and sells high-technology components; about 80,000 customers all over the world buy our products.

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and except for new accounting standards on business combinations, fair value measurements and earnings per share, on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended March 31, 2009 and 2008, and the balance sheet as of March 31, 2009, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2008, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2008.  The results for the three-month period are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Acquisitions – In the first quarter of 2009, we acquired CICLON Semiconductor Device Corporation (CICLON), a designer of high-frequency, high-efficiency power management semiconductors for $111 million, including net cash of $104 million.  This acquisition expands TI’s ability to help customers improve energy efficiency in end-equipment designs, such as high-power computing and server systems.  We recognized $70 million of goodwill, which is not expected to be deductible for tax purposes, $40 million of intangible assets, and $1 million of other net assets and liabilities.  We are still in the process of finalizing valuations of certain assets and liabilities, so these provisional measurements are subject to change.  The former CICLON operations were integrated into our Analog segment.  The results of CICLON’s operations have been included in our financial statements from the acquisition date and for the first quarter of 2009 were not significant.  Pro forma information for the comparable quarter of 2008 would not be materially different from amounts reported.

Use of Derivatives and Hedging – We use derivative financial instruments to manage exposure to foreign exchange risk.  We do not apply hedge accounting to our foreign currency derivative instruments.  These instruments are primarily forward foreign currency exchange contracts that are used as economic hedges to reduce the earnings impact exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures or for specified non-U.S. dollar forecasted transactions.  Gains and losses from changes in the fair value of these forward foreign currency exchange contracts are credited or charged to other income (expense) net (OI&E).  We do not use derivative financial instruments for speculative or trading purposes and their financial impact is not significant to our financial condition and results of operations.

Fair Values of Financial Instruments – The fair values of our derivative financial instruments were not significant at March 31, 2009.  The fair values of our investments in cash equivalents, short term and certain long-term investments are disclosed in Note 7.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.

Changes in Accounting Standards – On April 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date.  This FSP was effective for us for acquisitions occurring after January 1, 2009.  The adoption of this FSP did not have a significant impact on our acquisition of CICLON discussed previously, and its future impact will be dependent upon the specific terms of future business combinations.

On April 9, 2009, the FASB simultaneously issued the following three FSPs:

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions.  The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.

•
FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the existing guidance regarding impairments for investments in debt securities.  Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting.  This standard also provides for increased disclosures.

These FSPs apply to both interim and annual periods and will be effective for us beginning April 1, 2009.  We have evaluated these standards and believe they will have no impact on our financial condition and results of operations.

2.	Restructuring activities.

In October 2008, we announced actions that, when complete, will reduce annualized expenses by more than $200 million in our Wireless segment, especially our baseband operation.  These actions eliminated about 650 jobs.  Additionally, in January 2009 we announced actions that include employment reductions to align our spending with weakened demand.  When complete, our employment will be reduced about 12 percent through a combination of layoffs and voluntary retirements and departures.  Combined, these actions will reduce our annualized costs by more than $700 million.  The total restructuring charges for these actions are expected to be in excess of $400 million and will continue through the fourth quarter of 2009.

In the fourth quarter of 2008, we recognized $230 million in restructuring charges related to these actions, consisting of $218 million for severance and benefits costs and $12 million related to impairments of long-lived assets.  We also fully impaired $24 million of assets that were held for sale related to a separate 2007 action.

In the first quarter of 2009, we recognized an additional $105 million in restructuring charges related to these actions.  These costs consisted of $98 million for severance and benefits costs and $7 million related to impairments and other charges for long-lived assets.

The table below reflects the changes in accrued restructuring balances related to the 2008 and 2009 actions:

	Severance and Benefits		Impairments and Other Charges	Total
Restructuring charges recognized in the quarter ending December 31, 2008	$218		$12	$230
Non-cash charges	(30	)*	(7)	(37)
Payments	(2)		--	(2)
Remaining accrual at December 31, 2008	186		5	191

Restructuring charges recognized in the quarter ending March 31, 2009	98		7	105
Non-cash charges	(8	)*	--	(8)
Payments	(62)		--	(62)
Remaining accrual at March 31, 2009	$214		$12	$226

* Reflects post-employment benefit plan curtailment and special termination benefit charges.

Restructuring charges by segment recognized in the first quarter of 2009 are as follows:

Analog	$42
Embedded Processing	19
Wireless	32
Other	12
Total restructuring charges	$105

3.	Stock-based compensation. We have several stock-based employee compensation plans, which are more fully described in Note 3 in our 2008 annual report on Form 10-K.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	For Three Months Ended March 31,
	2009	2008

COR	$10	$10
R&D	14	16
SG&A	26	28
Total	$50	$54

These amounts include expense related to non-qualified stock options, RSUs and stock options offered under our employee stock purchase plan.

4.
Income taxes.  Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of March 31, 2009, the estimated annual effective tax rate for 2009 is about 24 percent, which differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates.  The first quarter of 2009 includes discrete tax benefits of $5 million primarily related to earnings of non-U.S. subsidiaries.  The first quarter of 2008 included a discrete tax benefit of $81 million primarily due to our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.

5.
Earnings per share (EPS).  In 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,  and it became effective for us beginning January 1, 2009.  Under this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock units (RSUs), are considered participating securities for purposes of calculating EPS.  Under the two-class method required by EITF 03-6-1, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.  This FSP requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions.  The adoption of this FSP did not result in a change to the previously reported basic EPS and diluted EPS for the three months ended March 31, 2008.

Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended			For Three Months Ended
	March 31, 2009			March 31, 2008
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS:
Net Income	$17			$662
Less income allocated to RSUs	--			(3)
Net Income allocated to common stock for EPS calculation	$17	1,275	$.01	$659	1,327	$.50

Adjust shares for Dilutives:
Stock-based compensation plans		2			18

Diluted EPS:
Net Income	$17			$662
Less income allocated to RSUs	--			(3)
Net Income allocated to common stock for EPS calculation	$17	1,277	$.01	$659	1,345	$.49

Options to purchase 167 million and 88 million shares of common stock that were outstanding during the first quarters of 2009 and 2008 were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

6.
Investments in auction-rate securities.  As of March 31, 2009, we held $492 million ($533 million par value) of auction-rate securities, which are debt instruments with variable interest rates that historically would periodically reset through an auction process.  The $41 million difference between fair value and par value is considered temporary and is recorded as an unrealized loss, net of taxes, in accumulated other comprehensive income (AOCI) on our balance sheets.

Since mid-February 2008, conditions in global credit markets have resulted in the failure of auctions for most auction-rate securities, including those we hold, because the amount of securities submitted for sale in those auctions exceeded the amount of bids. A failed auction does not represent a default by the issuer of the underlying security.  When auctions are not successful, the interest rate moves to a maximum rate defined for each security, and is generally reset periodically at a level higher than defined short-term interest benchmarks.  To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future.  The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities.  In the meantime, issuers continue to repay principal over time from cash flows prior to final maturity, or make final payments when they come due according to contractual maturities ranging from 14 to 39 years.  We understand that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful.  We expect that we will receive the principal associated with our auction-rate securities through one of the means described above. Due to the failed auctions and the uncertainty regarding the liquidity of these securities, in the first quarter of 2008 we reclassified our investments in auction-rate securities with a par value of $571 million from short-term investments to long-term investments.

As of March 31, 2009, $498 million par value of our auction-rate securities are backed by pools of student loans guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee.  As of March 31, 2009, all but one of these securities were rated AAA/Aaa by the major credit rating agencies, with the remaining security (with a par value of $25 million) rated AAA/Baa1.  The remaining $35 million par value of our auction-rate securities are covered by bond insurance and were rated Aa3 by Moody’s as of March 31, 2009.

While our ability to liquidate auction-rate investments is likely to be limited for some period of time, we do not believe this will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements.

7.
Fair value measurement.  Beginning January 1, 2008, we measure and report our financial assets and liabilities in our financial statements under the provisions of SFAS 157, Fair Value Measurement. Effective January 1, 2009, we adopted the provisions of SFAS 157 for non-financial assets and liabilities.  We apply SFAS 157 to all assets and liabilities that are required to be measured at fair value.  The adoption of SFAS 157 for non-financial assets and liabilities did not have a significant impact on our financial condition or results of operations.

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

Investments in auction-rate securities are our only Level 3 assets.  We use a discounted cash flow (DCF) model to determine the estimated fair value of these investments as of each quarter end.  The assumptions used in preparing the DCF model include estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions we consider relevant factors including: the formula for each security that defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and, publicly available pricing data for student loan asset-backed securities that are not subject to auctions.  Our estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction-rate securities.

The table below sets forth, by level, our assets and liabilities that were accounted for at fair value as of March 31, 2009.  The table does not include cash on hand and also does not include assets and liabilities that are measured at historical cost or any basis other than fair value.

	Portion of Carrying Value Measured at Fair Value
	March 31,	Level	Level	Level
	2009	1	2	3
Items measured at fair value on a recurring basis:
Assets:

Cash equivalents:
U.S. Treasury and government agency securities	$45	$45	$--	$--
Money market funds	1,258	1,258	--	--

Short-term investments:
Corporate obligations guaranteed by FDIC	445	--	445	--
Corporate obligations guaranteed by U.K. government	155	--	155	--
U.S. government agency and Treasury securities	260	260	--	--
Mortgage-backed securities –GSE guaranteed	48	--	48	--
Mortgage-backed securities – senior bonds	78	--	78	--
Other	5	--	5	--

Long-term investments:
Auction–rate securities	492	--	--	492
Mutual funds	86	86	--	--
Total assets	$2,872	$1,649	$731	$492

Liabilities:
Deferred credit and other liabilities:
Contingent consideration	$7	$--	$--	$7
Deferred compensation liabilities	123	123	--	--
Total liabilities	$130	$123	$--	$7

The following table summarizes the change in the fair values for Level 3 items for the quarter ended March 31, 2009.

	Level 3
Changes in fair value during the period ended March 31, 2009 (pre-tax):	Assets	Liabilities

Beginning Balance, December 31, 2008	$482	$--
Contingent consideration	--	7
Unrealized gain - included in AOCI	12	--
Redemptions at par	(2)	--
Ending Balance, March 31, 2009	$492	$7

8.	Post-employment benefit plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended March 31,	2009	2008	2009	2008	2009	2008

Service cost	$5	$6	$1	$1	$11	$10
Interest cost	13	13	7	7	15	15
Expected return on plan assets	(12)	(11)	(7)	(7)	(16)	(20)
Amortization of prior service cost	--	--	--	1	(1)	(1)
Recognized net actuarial loss	4	4	2	2	10	1
Net periodic benefit cost	$10	$12	$3	$4	$19	$5

Curtailment charges	--	--	2	--	--	--
Special termination benefit charges	6	--	--	--	--	--
Total, including charges	$16	$12	$5	$4	$19	$5

9.
Contingencies.  We routinely sell products with a limited intellectual property indemnification included in the terms of sale.  Historically, we have had only minimal and infrequent losses associated with these indemnities.  Consequently, we cannot reasonably estimate or accrue for any future liabilities that may result.

We accrue for known product-related claims if a loss is probable and can be reasonably estimated.  During the periods presented, there have been no material accruals or payments regarding product warranty or product liability, and historically we have experienced a low rate of payments on product claims.  Consistent with general industry practice, we enter into formal contracts with certain customers that include negotiated warranty remedies.  Typically, under these agreements, our warranty for semiconductor products includes:  three years’ coverage; an obligation to repair, replace or refund; and a maximum payment obligation tied to the price paid for our products.  In some cases, product claims may exceed the price of our products.  From time to time, we also negotiate contingent consideration payment arrangements associated with certain acquisitions, which are recorded at fair value.

We are subject to various other legal and administrative proceedings.  Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

Discontinued Operations Indemnity – In connection with the sale of the former Sensors & Controls business to an affiliate of Bain Capital, LLC in 2006, we have agreed to indemnify the former business, renamed Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities.  Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are generally subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million.

10.	Segment data.

	For Three Months Ended March 31,
	2009	2008
Segment Revenue

Analog	$814	$1,265
Embedded Processing	316	425
Wireless	551	921
Other	405	661
Total revenue	$2,086	$3,272

	For Three Months Ended March 31,
	2009	2008
Segment Operating Profit (Loss)

Analog	$(35)	$372
Embedded Processing	2	96
Wireless	(13)	153
Other	56	186
Total operating profit	$10	$807

See Note 2 for restructuring charges impacting segment results for the three months ended March 31, 2009.  There were no restructuring charges impacting segment results for the three months ended March 31, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Financial Statements and the related Notes that appear elsewhere in this document.  All dollar amounts in the tables in this discussion are stated in millions of U.S. dollars, except per-share amounts.

Overview

At Texas Instruments, we design and make semiconductors that we sell to electronics designers and manufacturers all over the world.  We began operations in 1930 and are incorporated in Delaware.  We are headquartered in Dallas, Texas, and have design, manufacturing or sales operations in more than 30 countries.  We have four segments: Analog, Embedded Processing, Wireless and Other.  We expect Analog and Embedded Processing to be our primary growth engines in the years ahead, and we therefore focus our resources on these segments.

We were the world’s fourth largest semiconductor company in 2008 as measured by revenue, according to an external source.  Additionally, we sell calculators and related products.

Product information

Semiconductors are electronic components that serve as the building blocks inside modern electronic systems and equipment.  Semiconductors come in two basic forms: individual transistors and integrated circuits (generally known as “chips”) that combine multiple transistors on a single piece of material to form a complete electronic circuit.  Our semiconductors are used to accomplish many different things, such as converting and amplifying signals, interfacing with other devices, managing and distributing power, processing data, canceling noise and improving signal resolution.  Our portfolio includes products that are integral to almost all electronic equipment.

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

Analog

Analog semiconductors change real-world signals – such as sound, temperature, pressure or images – by conditioning them, amplifying them and often converting them to a stream of digital data so the signals can be processed by other semiconductors, such as digital signal processors (DSPs).  Analog semiconductors are also used to manage power distribution and consumption.  Sales from our Analog segment accounted for about 40 percent of our revenue in 2008.  According to WSTS, an industry data-gathering organization, the worldwide market for analog semiconductors was about $36 billion in 2008.  Our Analog segment’s revenue in 2008 was $4.9 billion, or about 14% of this market, giving us the leading position.  We believe that we are well positioned to increase our share over time.

Our Analog product lines are:  high-performance analog, high-volume analog & logic and power management.

High-performance analog products:  These include standard analog semiconductors, such as amplifiers, data converters, low-power radio frequency devices and interface semiconductors (our standard analog portfolio includes more than 15,000 products), that we market to many different customers (nearly 80,000) who use them in a wide range of products across the industrial, communications, computing and consumer markets.  High-performance analog products generally have long life cycles, often 10 to 20 years.

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

Power management products:  These include both standard and custom semiconductors that help customers manage power in any type of electronic system.  We design and manufacture power management semiconductors for both portable devices (battery-powered devices, such as handheld consumer electronics, laptop computers and cordless power tools) and line-powered systems (products that require an external electrical source, such as computers, digital TVs, wireless base stations and high-voltage industrial equipment).

Embedded Processing

Our Embedded Processing products include our DSPs (other than DSPs specific to our Wireless segment) and microcontrollers.  DSPs perform mathematical computations almost instantaneously to process or improve digital data.  Microcontrollers are designed to control a set of specific tasks for electronic equipment.  Sales of Embedded Processing products accounted for about 15 percent of our revenue in 2008.  The worldwide market for embedded processors was about $17 billion in 2008.  According to external sources, we have about 10 percent market share in this fragmented market, and we believe we are well positioned to increase our share over time.

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

Our Wireless segment has been shifting focus from baseband chips, a market with shrinking competitive barriers and slowing growth rates, to applications processors, a market we expect will grow faster than the baseband market.  Consistent with this shift in market focus, we are concentrating our Wireless investments on our applications processors and connectivity products and have discontinued further development of merchant baseband products.  While we continue to sell custom baseband products, we are also decreasing custom baseband investments and expect substantially all of this revenue to cease by the end of 2012.

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

As a result of the following multi-year trends, we now tend to carry relatively higher levels of inventory (as measured in days of inventory) than in past years:  standard products have become a larger part of our portfolio; we have increased consignment programs with our largest customers; and our distributors now carry relatively less inventory on average than in the past.

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

We own and operate semiconductor manufacturing sites in North America, Asia and Europe.  These facilities include high-volume wafer fabrication plants and assembly/test sites.  Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation.  Because we own much of our manufacturing capacity, a significant portion of our operating cost is fixed.  In general, these fixed costs do not decline with reductions in customer demand or utilization of capacity and can adversely affect our profit margins as a result.  Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, potentially benefiting our profit margins.

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

To supplement our internal advanced logic wafer fabrication capacity, maximize our responsiveness to customer demand and minimize our overall capital expenditures, our wafer manufacturing strategy utilizes the capacity of outside suppliers, commonly known as foundries.  Our strategy involves installing internal wafer fabrication capacity to a level we believe will remain fully utilized over the equipment’s useful lifetime and then outsourcing remaining capacity needs to foundries.  In 2008, external foundries provided about 50 percent of the fabricated wafers for our advanced logic manufacturing needs.  We expect the proportion of our advanced logic wafers provided by foundries will increase over time.  We expect to maintain sufficient internal wafer fabrication capacity to meet substantially all our analog production needs.

In addition to using foundries to supplement our wafer fabrication capacity, we selectively use subcontractors to supplement our assembly/test capacity.  We generally use subcontractors for assembly/test of products that would be less cost-efficient to complete in-house (e.g., relatively low-volume products that are unlikely to keep internal equipment fully utilized), or in the event demand temporarily exceeds our internal capacity.  We believe we often have a cost advantage in maintaining internal assembly/test capacity.  Accordingly, we have recently opened an environmentally efficient assembly/test facility in the Philippines, and the facility is in the initial stages of production.

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

Product cycle

The global semiconductor market is characterized by constant, though generally incremental, advances in product designs and manufacturing methods.  Chip prices and manufacturing costs tend to decline over time as manufacturing methods and product life cycles mature.  Typically, new chips are produced in limited quantities at first and then ramp to high-volume production over time.  Consequently, new products tend not to have a significant impact on revenue for one or more quarters after they are introduced.  In the discussion below, changes in our shipments are caused by changing demand for our products unless otherwise noted.

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

Tax considerations

We operate in a number of tax jurisdictions and are subject to several types of taxes including those that are based on income, capital, property and payroll, as well as sales and other transactional taxes.  The timing of the final determination of our tax liabilities varies among the various jurisdictions and their taxing authorities.  As a result, during any particular reporting period, we might reflect in our financial statements one or more tax refunds or assessments, or changes to tax liabilities, involving one or more taxing authorities.

First-quarter 2009 results

Our first-quarter revenue was $2.09 billion, net income was $17 million and earnings per share were $0.01.

Our revenue and earnings exceeded expectations for the quarter, but we are cautious because of the business climate.  Demand for our products has begun to stabilize after sharp drops in the past two quarters.  Many customers have increased orders for TI products as they have begun to slow down their inventory reductions.  However, we remain sensitive to continuing weakness in the global economy, and we have yet to see signs of a broad-based recovery in our business.  In this environment, we will keep our operations flexible so that we can respond quickly to any shifts in demand, whether up or down.

Operational performance in the quarter was good, especially our reduction of inventory.  We reduced our own inventory by $277 million, and at the same time worked with distributors to reduce channel inventory by $132 million.  Our inventory reductions are essentially complete, and we expect to moderately increase production levels in our factories during the second quarter.

Our people are focusing on opportunities for growth in Analog and Embedded Processing.  Among highlights in the quarter were the acquisition of CICLON Semiconductor, a specialized supplier of analog chips for power management, and qualification of a new assembly/test factory.  Both improve our ability to serve customers.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Statements of Income
(In millions, except per-share amounts)

	For Three Months Ended
	Mar. 31, 2009	Mar. 31, 2008	Dec. 31, 2008

Revenue	$2,086	$3,272	$2,491
Cost of revenue	1,280	1,516	1,394
Gross profit	806	1,756	1,097
Research and development (R&D)	386	514	431
Selling, general and administrative (SG&A)	305	435	361
Restructuring expense	105	--	254
Operating profit	10	807	51
Other income (expense) net	5	33	(15)
Income before income taxes	15	840	36
Provision (benefit) for income taxes	(2)	178	(71)
Net income	$17	$662	$107

Earnings per common share:
Basic	$.01	$.50	$.08
Diluted	$.01	$.49	$.08

Average common shares outstanding (millions):
Basic	1,275	1,327	1,283
Diluted	1,277	1,345	1,287

Cash dividends declared per share of common stock	$.11	$.10	$.11

Percentage of revenue:
Gross profit	38.6%	53.7%	44.0%
R&D	18.5%	15.7%	17.3%
SG&A	14.6%	13.3%	14.5%
Operating profit	0.5%	24.7%	2.0%

Details of financial results

Revenue for the first quarter of 2009 was $2.09 billion, a decrease of $1.19 billion, or 36 percent, from the year-ago quarter, and $405 million, or 16 percent from the prior quarter.  Revenue in all segments declined in both comparisons due to significantly reduced shipments of a broad range of products resulting from the downturn in global markets.

Gross profit for the first quarter of 2009 was $806 million, or 38.6 percent of revenue, a decrease of $950 million, or 54 percent from the year-ago quarter.  Gross profit decreased $291 million, or 27 percent, from the prior quarter.  The decline in gross profit in both comparisons was due to a combination of significantly lower revenue and the impact of lower factory utilization.  Lower factory utilization decreased our gross profit by about $320 million from a year ago and about $120 million from the prior quarter.

Operating expenses for the first quarter of 2009 were $386 million for R&D and $305 million for SG&A.  R&D expense decreased $128 million, or 25 percent, from a year ago primarily due to lower product development costs, and to a lesser extent, our previously-announced employment reductions.  R&D expense decreased $45 million, or 10 percent, from the prior quarter primarily due to our previously-announced employment reductions, particularly in our Other and Wireless segments.  SG&A expense decreased $130 million, or 30 percent, from the year-ago quarter primarily due to the combination of, in decreasing order, cost control efforts, the impact of previously-announced employment reductions and lower compensation-related expenses.  SG&A decreased $56 million, or 16 percent, sequentially primarily due to the combination of, in decreasing order, the impact of previously-announced employment reductions, cost control efforts and lower compensation-related expenses.

Restructuring costs in the first quarter of 2009 were $105 million, compared with $254 million in the prior quarter.  The restructuring costs in the first quarter were for additional severance and benefits costs, primarily for non-U.S. employees (see Note 2 to the Financial Statements for a detailed discussion of these charges and payments made during the quarter).  We still have restructuring actions underway in our non-U.S. subsidiaries.  We expect to incur restructuring charges of about $100 million in the second quarter of 2009.  As of March 31, 2009, a total of about 3,200 jobs have been eliminated since the first of these actions was announced in October of 2008.

For the first quarter of 2009, we had operating profit of $10 million, a decrease of 99 percent compared with the year-ago quarter, and a decrease of 80 percent compared with the previous quarter.  The decline from a year ago was due to lower gross profit, and to a lesser extent, restructuring charges.  Collectively, these factors more than offset lower operating expenses.  The decline from the prior quarter was due to lower gross profit, which more than offset lower restructuring charges and lower operating expenses.

Other income (expense) net (OI&E) for the first quarter of 2009 was $5 million, a decrease of $28 million from the year-ago quarter, due about equally to lower interest income and investments.  OI&E increased $20 million from the prior quarter, which included a reserve associated with a former business.

As of March 31, 2009, the estimated annual effective tax rate for 2009 is expected to be about 24 percent (see Note 4 to the Financial Statements for additional information).

Quarterly income taxes are calculated using the estimated annual effective tax rate.

For the first quarter of 2009 we had a net tax benefit of $2 million, compared with a tax provision of $178 million in the year-ago quarter. The decrease in the tax provision from the year-ago quarter was due to lower income before income taxes, partially offset by a decrease in net discrete tax benefits and, to a lesser extent, the effect of non-U.S. tax rates.  Included in the net tax benefit for the quarter were $5 million in discrete tax benefits primarily related to earnings of non-U.S. subsidiaries.  The tax provision in the year-ago quarter included discrete tax benefits of $81 million, which were primarily due to our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.

In the previous quarter, we had a net tax benefit of $71 million, which reflected the cumulative effect of the reinstatement of the federal research tax credit.

In the first quarter of 2009, we had net income of $17 million, or earnings per share of $0.01, compared with net income of $662 million, or earnings per share of $0.49, for the year-ago quarter and $107 million, or $0.08 per share for the prior quarter.

Orders in the first quarter were $2.19 billion, a decrease of 34 percent from the year-ago quarter.  Compared with the prior quarter, orders were up 18 percent, but orders were unusually weak in the prior quarter as customers began reducing their inventory in response to the slowing global economy.

Segment results

Analog

	1Q09	1Q08	1Q09 vs. 1Q08	4Q08	1Q09 vs. 4Q08
Revenue	$814	$1,265	-36%	$1,015	-20%
Operating profit (loss) *	(35)	372	-109%	78	-145%
Operating profit (loss) % of revenue	(4.3%)	29.4%		7.7%

*Includes restructuring expenses of	$42	--		$60

Analog revenue decreased 36 percent from the year-ago quarter and 20 percent from the prior quarter, primarily due to lower shipments of high-volume analog & logic products.  To a lesser extent, high-performance analog and power management revenue also declined in both comparisons due to decreased shipments.  The lower revenue more than offset reductions in operating expenses and resulted in an operating loss for the first quarter of 2009.  Operating profit declined from both the year-ago quarter and the previous quarter due to lower revenue.

Embedded Processing

	1Q09	1Q08	1Q09 vs. 1Q08	4Q08	1Q09 vs. 4Q08
Revenue	$316	$425	-26%	$340	-7%
Operating profit (loss) *	2	96	-98%	(2)	200%
Operating profit (loss) % of revenue	0.6%	22.5%		(0.6%)

*Includes restructuring expenses of	$19	--		$24

Embedded Processing revenue decreased 26 percent from the year-ago quarter and 7 percent from the prior quarter. These declines were primarily due to decreased shipments of catalog products, and to a lesser extent, decreased shipments of automotive products.  Compared to the year ago-quarter, operating profit decreased 98%, primarily due to the combination of lower revenue and, to a lesser extent, restructuring charges.

Wireless

	1Q09	1Q08	1Q09 vs. 1Q08	4Q08	1Q09 vs. 4Q08
Revenue	$551	$921	-40%	$646	-15%
Operating profit (loss) *	(13)	153	-108%	(87)	85%
Operating profit (loss) % of revenue	(2.4%)	16.6%		(13.5%)

*Includes restructuring expenses of	$32	--		$130

Wireless revenue declined 40 percent from the year-ago quarter and 15 percent from the prior quarter.  These decreases were primarily due to decreased shipments of baseband products, and to a lesser extent, OMAP applications processor products.  Revenue from connectivity products declined from the previous quarter due to lower shipments, although revenue was higher than the year-ago quarter due to higher shipments.  For the first quarter of 2009, there was an operating loss.  Compared with the year-ago quarter, operating profit declined due to lower revenue.  Lower revenue more than offset an improvement in operating expenses.  Compared with the prior quarter, our operating loss improved due to lower restructuring costs.

Other

	1Q09	1Q08	1Q09 vs. 1Q08	4Q08	1Q09 vs. 4Q08
Revenue	$405	$661	-39%	$490	-17%
Operating profit (loss) *	56	186	-70%	62	-10%
Operating profit (loss) % of revenue	13.8%	28.1%		12.6%

*Includes restructuring expenses of	$12	--		$40

Other revenue decreased 39 percent from the year-ago quarter, primarily due to lower shipments of, in decreasing order, RISC microprocessors, DLP products and calculators and lower royalties, while shipments of ASIC products increased.  Compared with the previous quarter, revenue declined 17 percent due to lower shipments of, in decreasing order, DLP products, RISC microprocessors and ASIC products and lower royalties, while shipments of calculators increased.  Operating profit for the first quarter of 2009 was lower than the year-ago quarter due to lower revenue, which was partially offset by lower operating expenses.  Compared with the prior quarter, operating profit decreased due to lower revenue, which was offset by lower restructuring costs and reductions in operating expenses.

Financial condition

At the end of the first quarter of 2009, total cash (cash and cash equivalents plus short-term investments) was $2.43 billion.  This was $114 million lower than at the end of 2008.  In the first quarter we used $104 million of cash for an acquisition (see Note 1 to the Financial Statements for additional information).

Accounts receivable were $1.13 billion at the end of the quarter.  This was an increase of $212 million from the end of 2008.  Days sales outstanding were 49 at the end of the quarter compared with 33 at the end of 2008.  Days sales outstanding were unusually low at year end due to a sharp decrease in shipments to customers during the fourth quarter of 2008, particularly in December.

Inventory was $1.10 billion at the end of the quarter.  This was a reduction of $277 million from the end of 2008.  Days of inventory at the end of the first quarter were 77, compared with 89 days at the end of 2008.  We took aggressive actions to reduce inventory, including idling factories during a portion of the quarter.

Depreciation in the first quarter of 2009 was $230 million, a decrease of $11 million from the same period a year ago.  Capital spending in the first quarter of 2009 totaled $43 million.  This was a decrease of $176 million from a year ago primarily due to lower expenditures for semiconductor assembly/test facilities and equipment.  We continued to constrain capital expenditures in the first quarter of 2009 as we do not need additional near-term manufacturing capacity in the current weak demand environment.

Liquidity and capital resources

Our sources of liquidity are our cash flows from operations, cash and cash equivalents, short-term investments and revolving credit facilities.  Cash flow from operations for the first quarter of 2009 was $251 million, a decrease of $398 million from the year-ago period.  This decrease was due to the decrease in net income, partially offset by changes in working capital used for inventory.

We have $1.44 billion of cash and cash equivalents and $990 million of short-term investments as of March 31, 2009.  We have a multi-year $1 billion revolving credit facility and a non-U.S. revolving credit facility of $175 million.  As of March 31, 2009, these credit facilities were not being utilized.

For the first quarter of 2009, investing activities provided cash of $363 million, compared with $391 million in the year-ago period.

For the first quarter of 2009, net cash used in financing activities was $224 million, compared with $918 million in the year-ago period.  We used $101 million of cash in the first quarter of 2009 to repurchase 6.6 million shares of our common stock and paid dividends of $141 million.  In the same period last year we used $874 million of cash to repurchase 28.6 million shares of common stock and paid $133 million in dividends.  Dividends were higher due to the increase in the quarterly dividend rate in the fourth quarter of 2008.  Employee exercises of stock options are also reflected in cash from financing activities.  In the first quarter of 2009, such exercises provided $18 million compared with $76 million for the same period a year ago.

In 2009, we expect: an annual effective tax rate of about 24 percent; R&D expense of $1.5 billion; capital expenditures of $0.3 billion; and depreciation of $0.9 billion.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on page 48 of Exhibit 13 to our Form 10-K for the year ended December 31, 2008, and is incorporated by reference to such exhibit.

ITEM 4. Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective.  In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2009	3,364,000	$15.03	3,364,000	$3,502 million
February 1 through February 28, 2009	3,190,000	$15.61	3,190,000	$3,452 million
March 1 through March 31, 2009	30,000	$18.87	30,000(2)	$3,452 million
Total	6,584,000	$15.33	6,584,000(2)	$3,452 million

(1)
All purchases during the quarter were made under an authorization to purchase up to $5 billion of additional shares of TI common stock, which was announced on September 21, 2007.  No expiration date has been specified for this authorization.

(2)
All purchases were made through open-market purchases except for 30,000 shares that were acquired in January and 30,000 shares that were acquired in March through a privately negotiated forward purchase contract with a non-affiliated financial institution.  The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
10.1	Texas Instruments 2009 Director Compensation Plan (incorporated by reference to the Registrant’s Proxy Statement dated March 5, 2009 (see Exhibit B))
10.2	Form of Executive Officer Nonqualified Stock Option Agreement under Texas Instruments 2009 Long-term Incentive Plan
10.3	Form of Executive Officer Restricted Stock Unit Award Agreement under Texas Instruments 2009 Long-term Incentive Plan
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

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

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;
•	Customer demand that differs from our forecasts;
•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;
•	The ability of TI and its customers and suppliers to access their bank accounts and lines of credit or otherwise access the capital markets;
•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;
•	TI’s ability to recruit and retain skilled personnel; and
•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

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

Date: April 29, 2009