Form 10-Q
period 2009-06-30
TEXAS INSTRUMENTS INC
filed 2009-07-29
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number 001-03761
___________________

TEXAS INSTRUMENTS INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)
___________________

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 972-995-3773
___________________

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
Yes ☐  No ☒

1,261,424,435
Number of shares of Registrant’s common stock outstanding as of
June 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$2,457	$3,351	$4,542	$6,623
Cost of revenue (COR)	1,333	1,602	2,613	3,118
Gross profit	1,124	1,749	1,929	3,505
Research and development (R&D)	369	488	755	1,002
Selling, general and administrative (SG&A)	327	428	631	863
Restructuring expense	85	--	190	--
Operating profit	343	833	353	1,640
Other income (expense) net	13	17	19	49
Income before income taxes	356	850	372	1,689
Provision for income taxes	96	262	95	438
Net income	$260	$588	$277	$1,251

Earnings per common share:
Basic	$.20	$.44	$.22	$.94
Diluted	$.20	$.44	$.22	$.93

Average shares outstanding (millions):
Basic	1,267	1,320	1,271	1,323
Diluted	1,272	1,338	1,275	1,341

Cash dividends declared per share of common stock	$.11	$.10	$.22	$.20

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$260	$588	$277	$1,251
Other comprehensive income (loss):
Changes in available-for-sale investments:
Adjustment, net of taxes	10	5	19	(8)
Recognized in net income, net of taxes	1	--	1	(3)
Changes in unrecognized net actuarial loss of defined benefit plans:
Adjustment, net of taxes	49	11	80	(11)
Recognized in net income, net of taxes	13	7	25	12
Changes in unrecognized prior service cost of defined benefit plans:
Adjustment, net of taxes	--	(3)	(3)	3
Recognized in net income, net of taxes	(6)	--	(6)	--
Total	67	20	116	(7)
Total comprehensive income	$327	$608	$393	$1,244

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,765	$1,046
Short-term investments	792	1,494
Accounts receivable, net of allowances of ($23) and ($30)	1,244	913
Raw materials	81	99
Work in process	699	837
Finished goods	283	439
Inventories	1,063	1,375
Deferred income taxes	668	695
Prepaid expenses and other current assets	208	267
Total current assets	5,740	5,790

Property, plant and equipment at cost	6,739	7,321
Less accumulated depreciation	(3,799)	(4,017)
Property, plant and equipment, net	2,940	3,304

Long-term investments	632	653
Goodwill	926	840
Acquisition-related intangibles	150	91
Deferred income taxes	909	990
Capitalized software licenses, net	140	182
Overfunded retirement plans	20	17
Other assets	53	56
Total assets	$11,510	$11,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$421	$324
Accrued expenses and other liabilities	931	1,034
Income taxes payable	56	40
Accrued profit sharing and retirement	60	134
Total current liabilities	1,468	1,532
Underfunded retirement plans	502	640
Deferred income taxes	54	59
Deferred credits and other liabilities	273	366
Total liabilities	2,297	2,597

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: June 30, 2009 – 1,739,734,081; December 31, 2008 – 1,739,718,073	1,740	1,740
Paid-in capital	1,045	1,022
Retained earnings	21,163	21,168
Less treasury common stock at cost:
Shares: June 30, 2009 – 478,309,646; December 31, 2008 – 461,822,215	(14,061)	(13,814)
Accumulated other comprehensive loss, net of taxes	(674)	(790)
Total stockholders’ equity	9,213	9,326
Total liabilities and stockholders’ equity	$11,510	$11,923

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)

	For Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$277	$1,251
Adjustments to net income:
Depreciation	451	487
Stock-based compensation	97	108
Amortization of acquisition-related intangibles	22	19
Loss on sale of assets	--	6
Deferred income taxes	9	(81)
Increase (decrease) from changes in:
Accounts receivable	(334)	(60)
Inventories	316	(233)
Prepaid expenses and other current assets	(7)	(75)
Accounts payable and accrued expenses	(18)	(147)
Income taxes payable	(3)	(16)
Accrued profit sharing and retirement	(71)	(99)
Other	69	10
Net cash provided by operating activities	808	1,170

Cash flows from investing activities:
Additions to property, plant and equipment	(91)	(489)
Purchases of short-term investments	(563)	(362)
Sales and maturities of short-term investments	1,273	1,069
Purchases of long-term investments	(5)	(5)
Redemptions and sales of long-term investments	46	16
Acquisitions, net of cash acquired	(155)	(19)
Net cash provided by investing activities	505	210

Cash flows from financing activities:
Dividends paid	(280)	(265)
Sales and other common stock transactions	37	165
Excess tax benefit from share-based payments	--	16
Stock repurchases	(351)	(1,307)
Net cash used in financing activities	(594)	(1,391)

Net increase (decrease) in cash and cash equivalents	719	(11)
Cash and cash equivalents, beginning of period	1,046	1,328
Cash and cash equivalents, end of period	$1,765	$1,317

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of business and significant accounting policies and practices. Texas Instruments (TI) makes, markets and sells high-technology components; about 80,000 customers all over the world buy our products.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and except for new accounting standards on business combinations, fair value measurements and earnings per share, on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended June 30, 2009 and 2008, and the balance sheet as of June 30, 2009, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2008, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2008.  The results for the six-month period are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Acquisitions – In the second quarter of 2009, we expanded our microcontroller portfolio by acquiring Luminary Micro for net cash of $51 million and other consideration of $7 million.  We recognized $15 million of goodwill, which is not expected to be deductible for tax purposes, $41 million of intangible assets, and $2 million of other net assets and liabilities.  We are still in the process of finalizing valuations of certain acquired assets and liabilities, so these provisional measurements are subject to change.  The former Luminary Micro operations were integrated into our Embedded Processing segment.

In the first quarter of 2009, we acquired CICLON Semiconductor Device Corporation (CICLON), a designer of high-frequency, high-efficiency power management semiconductors for net cash of $104 million and other consideration of $7 million.  This acquisition expands our ability to help customers improve energy efficiency in end-equipment designs, such as high-power computing and server systems.  We recognized $70 million of goodwill, which is not expected to be deductible for tax purposes, $40 million of intangible assets, and $1 million of other net assets and liabilities.  The former CICLON operations were integrated into our Analog segment.

The results of operations of these acquisitions have been included in our financial statements from their respective acquisition dates and were not significant for either the three or six month periods of 2009.  Pro forma information for the comparable periods of 2008 to reflect these acquisitions would not be materially different from amounts reported.

Use of Derivatives and Hedging - We use derivative financial instruments to manage exposure to foreign exchange risk.  We do not apply hedge accounting to our foreign currency derivative instruments.  These instruments are primarily forward foreign currency exchange contracts that are used as economic hedges to reduce the earnings impact exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures or for specified non-U.S. dollar forecasted transactions.  Gains and losses from changes in the fair value of these forward foreign currency exchange contracts are credited or charged to other income (expense) net (OI&E).  We do not use derivative financial instruments for speculative or trading purposes.

Fair Values of Financial Instruments – The fair values of our derivative financial instruments were not significant at June 30, 2009.  Our investments in cash equivalents, short-term investments and certain long-term investments are carried at fair value and are disclosed in Note 6.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.

Changes in Accounting Standards – In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date.  This FSP was effective for us for acquisitions occurring after January 1, 2009.  The adoption of this FSP has not had a significant impact on our financial condition or results of operations, and its future impact will be dependent upon the specific terms of future business combinations.

In April 2009, the FASB issued the following three FSPs:

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

•
FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the existing guidance regarding impairments for investments in debt securities.  Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting.  This standard also requires increased disclosures.

These FSPs apply to both interim and annual periods and were effective for us beginning April 1, 2009.  The adoption of these standards did not have an impact on our financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for us beginning with the quarter ending June 30, 2009 and will be applied prospectively.

In June 2009, the FASB concurrently issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), that change the way entities account for securitizations and other transfers of financial instruments.  In addition to increased disclosure, these standards eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities.  These standards will be effective for us as of January 1, 2010.  We have evaluated these standards and believe they will have no impact on our financial condition or results of operations.

In June 2009, the FASB also issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162).  This standard establishes the FASB Accounting Standards Codification™ (Codification) as the single source of authoritative US GAAP.  The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification will be effective for us July 1, 2009, and beginning with the third quarter interim report, a new referencing system will be used to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc.  Existing standards will be designated by their Accounting Standards Codification (ASC) topical reference and new standards will be designated as Accounting Standards Updates, with a year and assigned sequence number.

2.
Restructuring activities.  In October 2008, we announced actions that, when complete, will reduce annualized expenses by more than $200 million in our Wireless segment, especially our baseband operation.  Additionally, in January 2009 we announced actions that included employment reductions to align our spending with weakened demand.   Combined, these actions, when complete, will eliminate about 3,900 jobs and will reduce our annualized costs by more than $700 million.  The total restructuring charges for these actions are expected to be about $460 million and will continue through the fourth quarter of 2009.

We recognized $230 million in restructuring charges related to these actions in the fourth quarter of 2008.   Additionally, we recognized $105 million in the first quarter of 2009 and $85 million in the second quarter of 2009 as detailed below.

The table below reflects the changes in accrued restructuring balances related to the 2008 and 2009 actions:

	Severance and Benefits		Impairments and Other Charges	Total
Restructuring charges recognized in the quarter ending December 31, 2008	$218		$12	$230
Non-cash charges	(30	)*	(7)	(37)
Payments	(2)		--	(2)
Remaining accrual at December 31, 2008	$186		$5	$191

Restructuring charges recognized in the quarter ending March 31, 2009	98		7	105
Non-cash charges	(8	)*	--	(8)
Payments	(62)		--	(62)
Remaining accrual at March 31, 2009	$214		$12	$226

Restructuring charges recognized in the quarter ending June 30, 2009	79		6	85
Non-cash credits	4	*	2	6
Payments	(89)		(3)	(92)
Remaining accrual at June 30, 2009	$208		$17	$225

* Reflects charges and credits for post-employment benefit plan settlement, curtailment and special termination benefits.

Restructuring charges recognized by segment in the periods of 2009 are as follows:

	For Three Months Ended June 30, 2009	For Six Months Ended June 30, 2009
Analog	$35	$77
Embedded Processing	18	37
Wireless	23	55
Other	9	21
Total restructuring charges	$85	$190

3.	Stock-based compensation. We have several stock-based employee compensation plans, which are more fully described in Note 3 in our 2008 annual report on Form 10-K.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2009	2008	2009	2008

COR	$8	$11	$18	$21
R&D	14	15	28	32
SG&A	25	28	51	55
Total	$47	$54	$97	$108

These amounts include expense related to non-qualified stock options, restricted stock units (RSUs) and stock options offered under our employee stock purchase plan.

4.
Income taxes.  Federal income taxes have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of June 30, 2009, the estimated annual effective tax rate for 2009 is about 27 percent, which differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates.  Included in the tax provision for the first six months of 2009 were $5 million in discrete tax benefits primarily related to earnings of non-U.S. subsidiaries.  The tax provision in the year-ago period included discrete tax benefits of $79 million, which were primarily due to our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.

During the second quarter of 2009 a $90 million payment was made in respect of U.S. tax return audits for the years 2003 through 2006 for all settled audit adjustments on which the adjustment amount had been agreed with the IRS.  The audit adjustments had been previously reflected in our FIN 48 liability and the payment had no income statement impact.  Other U.S. tax audit issues for these years remain unresolved and subject to issue resolution processes.  A $20 million tax interest payment was also made in the second quarter of 2009 for the interest liability already accrued on the same agreed U.S. tax audit adjustments.

5.
Earnings per share (EPS).  In 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and it became effective for us beginning January 1, 2009.  Under this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our RSUs, are considered participating securities for purposes of calculating EPS.  Under the two-class method required by EITF 03-6-1, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.  This FSP requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions.  The adoption of this FSP resulted in a decrease of $.01 per share to the previously reported basic EPS for the three months and six months ended June 30, 2008, and no change to the previously reported diluted EPS.

Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended June 30, 2009			For Three Months Ended June 30, 2008
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net Income	$260			$588
Less income allocated to RSUs	(2)			(4)
Net Income allocated to common stock for EPS calculation	$258	1,267	$0.20	$584	1,320	$0.44

Adjustment for dilutive shares:
Stock-based compensation plans		5			18

Diluted EPS:
Net Income	$260			$588
Less income allocated to RSUs	(2)			(4)
Net Income allocated to common stock for EPS calculation	$258	1,272	$0.20	$584	1,338	$0.44

	For Six Months Ended June 30, 2009			For Six Months Ended June 30, 2008
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net Income	$277			$1,251
Less income allocated to RSUs	(2)			(8)
Net Income allocated to common stock for EPS calculation	$275	1,271	$0.22	$1,243	1,323	$0.94

Adjustment for dilutive shares:
Stock-based compensation plans		4			18

Diluted EPS:
Net Income	$277			$1,251
Less income allocated to RSUs	(2)			(8)
Net Income allocated to common stock for EPS calculation	$275	1,275	$0.22	$1,243	1,341	$0.93

Options to purchase 139 million and 87 million shares of common stock that were outstanding during the second quarters of 2009 and 2008, and 140 million and 87 million shares outstanding during the six months of 2009 and 2008, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

6.
Valuation of debt and equity investments and certain liabilities.  We present investments on our balance sheets as cash equivalents, short-term investments or long-term investments.  This presentation reflects both the liquidity and intended use of the investments.

Debt and equity investments

Our accounting policy is to classify our investments as available-for-sale, trading, equity method or cost method.  Most of our investments are classified as available-for-sale.

Available-for-sale securities consist primarily of money market funds and debt securities. Available-for-sale securities are stated at fair value, which is generally based on market prices, broker quotes or, when necessary, financial models (see fair value discussion below).  We record other-than-temporary losses (impairments) on these securities in OI&E in our statement of income, and all other unrealized gains and losses as an increase or decrease, net of taxes, in accumulated other comprehensive income (AOCI) on our balance sheet.

Trading securities are stated at fair value based on market prices.  Our trading securities consist exclusively of mutual funds that hold a variety of debt and equity investments that are intended to generate returns that offset changes in certain deferred compensation liabilities.  We record changes in the fair value of our trading securities and the related deferred compensation liabilities in selling, general and administrative (SG&A) expense in our statement of income.

Our other investments are not measured at fair value but are accounted for using either the equity method or cost method of accounting.  These investments consist of interests in venture capital funds and non-marketable equity securities.  Gains or losses on equity method investments are reflected in OI&E based on our ownership share of the investee’s financial results.  Gains and losses on cost method investments are recorded in OI&E when realized or when an impairment of the investment’s value is warranted based on our assessment of the recoverability of each investment.

We determine cost or amortized cost, as appropriate, on a specific identification basis.

Details of our investments and related unrealized gains and losses included in AOCI are as follows:

	June 30, 2009			December 31, 2008
	Cash & Cash Equivalents	Short-term Investments	Long-term Investments	Cash & Cash Equivalents	Short-term Investments	Long-term Investments

Measured at fair value:
Available-for-sale
Money market funds	$1,577	$--	$--	$796	$--	$--
Corporate obligations	--	481	--	50	590	--
U.S. government agency and Treasury securities	--	288	--	--	654	--
Mortgage-backed and other available-for-sale securities	--	23	2	--	250	--
Auction-rate securities	--	--	463	--	--	482

Trading
Mutual funds	--	--	102	--	--	96
Total debt and equity investments measured at fair value	$1,577	$792	$567	$846	$1,494	$578

Other measurement basis:
Equity method investments	--	--	43	--	--	53
Cost method investments	--	--	22	--	--	22
Cash on hand	188	--	--	200	--	--
Total debt and equity investments	$1,765	$792	$632	$1,046	$1,494	$653

Amounts included in AOCI from available-for-sale securities:

Unrealized gains (pre-tax)	$--	$2	$--	$--	$6	$--

Unrealized losses (pre-tax)	$--	$8	$30	$--	$19	$53

All of our corporate obligations are insured by either the Federal Deposit Insurance Corporation (FDIC) or the U.K. government.

As of June 30, 2009, unrealized losses included in AOCI were primarily associated with auction-rate securities.  As of December 31, 2008, unrealized losses included in AOCI were primarily associated with auction-rate securities and mortgage-backed securities.  The change in unrealized losses from December 31, 2008 was primarily due to improvement in fair values of the investments held as well as the effects of redemptions and sales since that date.

As of June 30, 2009, we have determined that our investments classified as available-for-sale with unrealized losses are not other-than-temporarily impaired.  We expect to recover the entire cost basis of these securities. Other than cash and cash equivalents, we do not intend to sell these investments, nor do we expect to be required to sell these investments. For the six months ended June 30, 2009, we did not recognize in earnings any credit losses related to our investments.

For the six months ended June 30, 2009, the proceeds from sales of available-for-sale securities were $740 million.  Gross realized gains and losses from the sales of these securities were not significant for any periods presented.

The following table presents the aggregate maturities of investments in debt securities classified as available-for-sale at June 30, 2009:

Due	Fair Value
One year or less	$1,883
One to three years	463
Greater than three years (auction-rate securities)	463
Investments with serial maturities (primarily mortgage-backed securities)	23

Fair value

We measure and report our financial assets and liabilities under the provisions of SFAS 157, Fair Value Measurement. Effective January 1, 2009, we adopted the provisions of SFAS 157 for non-financial assets and liabilities.  The adoption of SFAS 157 for non-financial assets and liabilities did not have a significant impact on our financial condition or results of operations.

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

Level 3 – Uses inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models which utilize management estimates of market participant assumptions.

Investments in auction-rate securities are our only Level 3 assets.  Auction-rate securities are debt instruments with variable interest rates that historically would periodically reset through an auction process.  There is currently no active market for auction-rate securities, so we use a discounted cash flow (DCF) model to determine the estimated fair value of these investments as of each quarter end.  The assumptions used in preparing the DCF model include estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions we consider relevant factors including: the formula for each security that defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans and additional credit enhancements provided through other means; and, publicly available pricing data for student loan asset-backed securities that are not subject to auctions.  Our estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction-rate securities.

To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future.  The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities.  Meanwhile, issuers continue to repay principal over time from cash flows prior to final maturity, or make final payments when they come due according to contractual maturities ranging from 14 to 38 years.  All of our auction-rate securities are backed by pools of student loans substantially guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee.  As of June 30, 2009, all but one of these securities were rated AAA/Aaa by the major credit rating agencies, with the remaining security (with a par value of $25 million) rated AAA/Baa1.  While our ability to liquidate auction-rate investments is likely to be limited for some period of time, we do not believe this will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements.

The table below sets forth, by level, our assets and liabilities that were accounted for at fair value as of June 30, 2009.  The table does not include cash on hand and also does not include assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value at June 30, 2009	Level 1	Level 2	Level 3
Items measured at fair value on a recurring basis:
Assets:
Money market funds	$1,577	$1,577	$--	$--
Corporate obligations	481	--	481	--
U.S. government agency and Treasury securities	288	5	283	--
Mortgage-backed and other securities	25	2	23	--
Auction–rate securities	463	--	--	463
Mutual funds	102	102	--	--
Total assets measured at fair value	$2,936	$1,686	$787	$463

Liabilities:
Contingent consideration	$18	$--	$--	$18
Deferred compensation liabilities	135	135	--	--
Total liabilities measured at fair value	$153	$135	$--	$18

The liabilities above are a component of deferred credits and other liabilities on our balance sheets.

The following table summarizes the change in the fair values for Level 3 assets and liabilities for the three and six months ended June 30, 2009.

	Level 3
	Assets	Liabilities
Changes in fair value for the three months ending June 30 (pre-tax):
Beginning Balance, March 31, 2009	$492	$7
New contingent consideration	--	3
Change in fair value of contingent consideration - included in operating profit	--	8
Reduction of unrealized losses - included in AOCI	11	--
Redemptions at par	(40)	--
Ending Balance, June 30, 2009	$463	$18

Changes in fair value for the six months ending June 30 (pre-tax):
Beginning Balance, December 31, 2008	$482	$--
New contingent consideration	--	10
Change in fair value of contingent consideration - included in operating profit	--	8
Reduction of unrealized losses - included in AOCI	23	--
Redemptions at par	(42)	--
Ending Balance, June 30, 2009	$463	$18

7.	Post-employment benefit plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended June 30,	2009	2008	2009	2008	2009	2008

Service cost	$5	$6	$1	$1	$9	$11
Interest cost	12	13	6	7	15	16
Expected return on plan assets	(12)	(11)	(7)	(7)	(17)	(21)
Amortization of prior service cost	--	--	1	1	(1)	(1)
Recognized net actuarial loss	4	4	2	2	9	1
Net periodic benefit cost	$9	$12	$3	$4	$15	$6

Settlement charges	7	3	--	--	--	--
Curtailment gains	--	--	--	--	(10)	--
Total, including charges and (gains)	$16	$15	$3	$4	$5	$6

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For six months ended June 30,	2009	2008	2009	2008	2009	2008

Service cost	$10	$12	$2	$2	$20	$22
Interest cost	25	25	13	14	30	31
Expected return on plan assets	(24)	(22)	(14)	(14)	(33)	(42)
Amortization of prior service cost	--	--	1	1	(2)	(2)
Recognized net actuarial loss	8	8	4	4	19	2
Net periodic benefit cost	$19	$23	$6	$7	$34	$11

Settlement charges	7	3	--	--	--	--
Curtailment charges (gains)	--	--	2	--	(10)	--
Special termination benefit charges	6	--	--	--	--	--
Total, including charges and (gains)	$32	$26	$8	$7	$24	$11

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

Subsequent events review – In accordance with SFAS 165, we have evaluated subsequent events through the issuance of these financial statements which occurred on July 29, 2009.

9.	Segment data.

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2009	2008	2009	2008
Segment Revenue

Analog	$983	$1,287	$1,797	$2,552
Embedded Processing	350	439	666	865
Wireless	601	902	1,152	1,822
Other	523	723	927	1,384
Total revenue	$2,457	$3,351	$4,542	$6,623

Segment Operating Profit

Analog	$96	$326	$61	$698
Embedded Processing	28	101	30	197
Wireless	58	126	44	279
Other	161	280	218	466
Total operating profit	$343	$833	$353	$1,640

See Note 2 for restructuring charges impacting segment results for the three months and six months ended June 30, 2009.  There were no restructuring charges impacting segment results for the periods ended June 30, 2008.

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

Second-quarter 2009 results

Our second-quarter revenue was $2.46 billion, our net income was $260 million and earnings per share (EPS) were $0.20.

After sharp inventory corrections in our markets during the prior two quarters, our revenue levels are beginning to more closely reflect end demand.  As it will likely take some time before the economy strengthens, we have aligned our operations and expenses to be consistent with the weak environment.  As a result, we are seeing healthy trends in our profitability.

Analog was the biggest driver of sequential revenue growth this quarter with all three product lines contributing.  Of particular note, our High-Volume Analog & Logic product line is now showing early signs of progress from our efforts over the past couple of years to reinvigorate growth.

Operationally, we performed well.  Despite low visibility at the start of the quarter, our factories were able to respond to a surge in demand resulting in 18 percent sequential growth in revenue.  At the same time, our internal inventory again declined, and by working with our distributors we were able to further reduce their inventory of our products by about 10 percent.

We continue to focus on strengthening our core businesses of Analog and Embedded Processing.  In the quarter, we acquired Luminary Micro, which expanded our Embedded Processing portfolio by more than 140 advanced, 32-bit microcontroller products.  Many of our 2,000 field sales representatives and applications engineers already are working with these products to help customers solve a wide variety of system needs.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	June 30, 2009	June 30, 2008	Mar. 31, 2009

Revenue	$2,457	$3,351	$2,086
Cost of revenue	1,333	1,602	1,280
Gross profit	1,124	1,749	806
Research and development (R&D)	369	488	386
Selling, general and administrative (SG&A)	327	428	305
Restructuring costs	85	-	105
Operating profit	343	833	10
Other income (expense) net	13	17	5
Income before income taxes	356	850	15
Provision for income taxes	96	262	(2)
Net income	$260	$588	$17

Earnings per common share:
Basic	$.20	$.44	$.01
Diluted	$.20	$.44	$.01

Average shares outstanding (millions):
Basic	1,267	1,320	1,275
Diluted	1,272	1,338	1,277

Cash dividends declared per share of common stock	$.11	$.10	$.11

Percentage of revenue:
Gross profit	45.7%	52.2%	38.6%
R&D	15.0%	14.6%	18.5%
SG&A	13.3%	12.8%	14.6%
Operating profit	14.0%	24.9%	0.5%

Details of Financial Results

Revenue for the second quarter of 2009 was $2.46 billion, a decrease of $894 million, or 27 percent, from the year-ago quarter, and an increase of $371 million, or 18 percent, from the prior quarter.  Compared with the year-ago quarter, the revenue decline was due to broad-based declines in shipments of products across all segments resulting from the downturn in global markets.  Compared with the prior quarter, revenue increased primarily due to strength in our Analog segment as well as a seasonal increase in calculator revenue.  Revenue was up sequentially in all segments due to higher shipments.  From a regional and end-equipment perspective, sequential growth was driven primarily by high-volume equipment manufactured in Asia.  Our revenue from sales to Europe and the United States continues to be weak, although these regions are both much smaller in terms of revenue than Asia, and are more heavily dominated by manufacturers who sell into industrial markets.  Year-to-date, more than 90% of our revenue is from outside of the United States.

Gross profit for the second quarter of 2009 was $1.12 billion, or 45.7 percent of revenue, a decrease of $625 million, or 36 percent, from the year-ago quarter due to a combination of lower revenue and, to a lesser extent, the impact of underutilized manufacturing assets.  This lower utilization of manufacturing assets decreased our gross profit by about $100 million from a year ago.  Gross profit increased $318 million, or 39 percent, from the prior quarter due to increased utilization of manufacturing assets and higher revenue.  The increased utilization accounted for about $200 million of the increase.

Operating expenses for the second quarter of 2009 were $369 million for R&D and $327 million for SG&A.  R&D expense decreased $119 million, or 24 percent, from a year ago primarily due to the combination of the effects of our previously-announced employment reductions, especially in Wireless and, to a lesser extent, our cost-control efforts.  R&D expense decreased $17 million, or 4 percent, from the prior quarter due to lower product development costs in Wireless.  SG&A expense decreased $101 million, or 24 percent, from the year-ago quarter primarily due to the combination of the effects of employment reductions, and to a lesser extent, cost-control efforts.  SG&A increased $22 million, or 7 percent, from the prior quarter due to higher compensation-related costs primarily resulting from improved profitability.

Restructuring costs in the second quarter of 2009 were $85 million, compared with $105 million in the prior quarter.  The restructuring costs in the second quarter were for additional severance and benefits costs, primarily for non-U.S. employees (see Note 2 to the Financial Statements for a detailed discussion of these charges and payments made during the quarter).  We expect to incur restructuring charges equivalent to about $0.01 of EPS in each of the third and fourth quarters of 2009.  As of June 30, 2009, a total of about 3,800 jobs have been eliminated since the first of these actions was announced in October 2008.

For the second quarter of 2009, we had operating profit of $343 million, a decrease of $490 million, or 59 percent, compared with the year-ago quarter, and an increase of $333 million compared with the previous quarter.  The decline from a year ago was due to lower gross profit, and to a lesser extent, restructuring charges.  Collectively, these factors more than offset lower operating expenses.  The increase from the prior quarter was primarily due to higher gross profit, and to a lesser extent, lower restructuring charges.

As of June 30, 2009, the estimated annual effective tax rate for 2009 is expected to be about 27 percent (see Note 4 to the Financial Statements for additional information).

Quarterly income taxes are calculated using the estimated annual effective tax rate.

The tax provision for the second quarter of 2009 was $96 million, compared with $262 million in the year-ago quarter. The decrease in the tax provision from the year-ago quarter was due to lower income before income taxes.  For the first quarter of 2009 we had a net tax benefit of $2 million, which included $5 million in discrete tax benefits primarily related to earnings of non-U.S. subsidiaries.  The increase in the tax provision for the second quarter of 2009 was due to higher income before income taxes.

In the second quarter of 2009, we had net income of $260 million, or earnings per share of $0.20, compared with net income of $588 million, or earnings per share of $0.44, for the year-ago quarter and $17 million, or $0.01 per share for the prior quarter.

Orders in the second quarter were $2.80 billion, a decrease of 19 percent from the year-ago quarter.  Compared with the prior quarter, orders increased 27 percent.

Segment results

Analog

	2Q09	2Q08	2Q09 vs. 2Q08	1Q09	2Q09 vs. 1Q09
Revenue	$983	$1,287	-24%	$814	21%
Operating profit (loss)*	96	326	-71%	(35)	374%
Operating profit (loss) % of revenue	9.7%	25.3%		(4.3)%

*Includes restructuring expenses of	$35	$--		$42

Analog revenue decreased 24 percent from the year-ago quarter primarily due to lower shipments of high-volume analog & logic products, and to a lesser extent, high-performance analog products and power management products.  Compared with the prior quarter, revenue increased 21 percent, primarily due to increased shipments of high-volume analog & logic products, while shipments of power management and high-performance analog products increased to a lesser extent.  Operating profit decreased compared with the year-ago quarter primarily due to lower revenue.  Operating profit increased from the previous quarter primarily due to higher revenue.

Embedded Processing

	2Q09	2Q08	2Q09 vs. 2Q08	1Q09	2Q09 vs. 1Q09
Revenue	$350	$439	-20%	$316	11%
Operating profit*	28	101	-72%	2	1,300%
Operating profit % of revenue	8.1%	23.0%		0.6%

*Includes restructuring expenses of	$18	$--		$19

Embedded Processing revenue decreased 20 percent from the year-ago quarter primarily due to decreased shipments of catalog products, and to a lesser extent, decreased shipments of automotive products.  Compared to the prior quarter, revenue increased 11 percent primarily due to higher shipments of catalog products.  Shipments of automotive products also increased, although by a lesser amount.  Operating profit decreased 72 percent compared to the year ago-quarter, primarily due to lower revenue.  Compared to the prior quarter, operating profit increased primarily due to higher revenue.

Wireless

	2Q09	2Q08	2Q09 vs. 2Q08	1Q09	2Q09 vs. 1Q09
Revenue	$601	$902	-33%	$551	9%
Operating profit (loss)*	58	126	-54%	(13)	546%
Operating profit (loss) % of revenue	9.6%	14.0%		(2.4)%

*Includes restructuring expenses of	$23	$--		$32

Wireless revenue decreased 33 percent from the year-ago quarter due to decreased shipments of baseband products, and to a lesser extent, OMAP applications processor products.  These decreases were partially offset by increased shipments of connectivity products.  Compared with the previous quarter, revenue increased 9 percent primarily due to higher shipments of connectivity products, and to a lesser extent, higher shipments of OMAP applications processor and baseband products.  Baseband revenue was $410 million in the second quarter, an increase of 3 percent from the prior quarter and a decrease of 40 percent from a year ago.  Operating profit decreased 54 percent compared with the year-ago quarter, due to lower revenue.  This segment was profitable this quarter compared with the prior quarter primarily due to the combination of higher revenue and cost reductions.

Other

	2Q09	2Q08	2Q09 vs. 2Q08	1Q09	2Q09 vs. 1Q09
Revenue	$523	$723	-28%	$405	29%
Operating profit*	161	280	-43%	56	188%
Operating profit % of revenue	31.0%	38.7%		13.8%

*Includes restructuring expenses of	$9	$--		$12

Other revenue decreased 28 percent from the year-ago quarter, primarily due to, in decreasing order, lower royalties and lower shipments of DLP products, calculators and RISC microprocessors.  Compared with the previous quarter, revenue increased 29 percent due to a seasonal increase in shipments of calculators, and to a lesser extent, increased shipments of DLP products and RISC microprocessors.  Operating profit for the second quarter of 2009 was lower than the year-ago quarter due to lower revenue, which was partially offset by lower operating expenses.  Compared with the prior quarter, operating profit increased primarily due to higher revenue.

First six months of 2009 results

For the first six months of 2009, we report the following:

Revenue of $4.54 billion was $2.08 billion, or 31 percent, lower than the year-ago period resulting from the downturn in global markets.

Gross profit was $1.93 billion, a decrease of $1.58 billion, or 45 percent, from the year-ago period primarily due to lower revenue, and to a lesser extent, the impact of lower factory utilization.  Lower factory utilization decreased our gross profit by about $425 million from a year ago.  Gross profit margin was 42.5 percent of revenue compared with 52.9 percent in the year-ago period.

R&D expense of $755 million decreased 25 percent compared with the year-ago period primarily due to the combination of our employment reductions, particularly in our Wireless and Other segments, and, to a lesser extent cost-control efforts.  R&D expense as a percent of revenue was 16.6 percent, compared with 15.1 percent in the year-ago period.

SG&A expense was $631 million, a decrease of 27 percent from $863 million in the year-ago period, primarily due to the combination of cost-control efforts and, to a lesser extent, our employment reductions.  SG&A expense as a percent of revenue was 13.9 percent compared with 13.0 percent in the year-ago period.

Restructuring expenses were $190 million.

Operating profit was $353 million, or 7.8 percent of revenue, compared with $1.64 billion, or 24.8 percent of revenue, in the year-ago period.  The decrease was due to lower gross profit, and to a lesser extent, higher restructuring expenses.

OI&E was $19 million, a decrease of $30 million from the year-ago period, due to lower interest income.

The tax provision was $95 million, compared with $438 million in the year-ago period.  The decrease was due to lower income before income taxes, partially offset by a decrease in discrete tax benefits and the effect of non-U.S. tax rates.  Included in the tax provision for 2009 were $5 million in discrete tax benefits primarily related to earnings of non-U.S. subsidiaries.  The tax provision in the year-ago quarter included discrete tax benefits of $79 million, which were primarily due to our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.

Net income was $277 million, compared with $1.25 billion in the year-ago period.  Earnings per share were $0.22 per share, compared with $0.93 per share in the year-ago period.

Orders of $4.99 billion were down 26 percent from the year-ago period.

Analog

	YTD 2009	YTD 2008	YTD 2009 vs. YTD 2008
Revenue	$1,797	$2,552	-30%
Operating profit*	61	698	-91%
Operating profit % of revenue	3.4%	27.3%

*Includes restructuring expenses of	$77	$--

Analog revenue decreased 30 percent from the year-ago period, primarily due to lower shipments of high-volume analog & logic products.  High-performance analog and power management revenue declined to a lesser extent due to decreased shipments.  Compared to the year-ago period, operating profit decreased 91 percent, primarily due to lower revenue.

Embedded Processing

	YTD 2009	YTD 2008	YTD 2009 vs. YTD 2008
Revenue	$666	$865	-23%
Operating profit*	30	197	-85%
Operating profit % of revenue	4.5%	22.8%

*Includes restructuring expenses of	$37	$--

Embedded Processing revenue decreased 23 percent from the year-ago period, primarily due to decreased shipments of catalog products, and to a lesser extent, decreased shipments of automotive products.  Compared to the year ago-period, operating profit decreased 85 percent, primarily due to lower revenue.

Wireless

	YTD 2009	YTD 2008	YTD 2009 vs. YTD 2008
Revenue	$1,152	$1,822	-37%
Operating profit*	44	279	-84%
Operating profit % of revenue	3.8%	15.3%

*Includes restructuring expenses of	$55	$--

Wireless revenue declined 37 percent from the year-ago period primarily due to decreased shipments of baseband products, and to a lesser extent, OMAP applications processor products.  These decreases were partially offset by increased shipments of connectivity products. Baseband revenue was $810 million, a decrease of 42 percent from a year ago.  Operating profit decreased 84 percent compared with the year-ago period, due to lower revenue.

Other

	YTD 2009	YTD 2008	YTD 2009 vs. YTD 2008
Revenue	$927	$1,384	-33%
Operating profit*	218	466	-53%
Operating profit % of revenue	23.5%	33.6%

*Includes restructuring expenses of	$21	$--

Other revenue decreased 33 percent from the year-ago period, due to lower shipments of, in decreasing order, RISC microprocessors, DLP products and calculators and lower royalties.  Operating profit was lower than the year-ago period due to lower revenue.

Financial condition

At the end of the second quarter of 2009, total cash (cash and cash equivalents plus short-term investments) was $2.56 billion.  This was $17 million higher than at the end of 2008.

Accounts receivable were $1.24 billion at the end of the quarter.  This was an increase of $331 million from the end of 2008.  Days sales outstanding were 46 at the end of the quarter compared with 33 at the end of 2008.  Days sales outstanding were unusually low at year end due to a sharp decrease in shipments to customers during the fourth quarter of 2008, particularly in December.

Inventory was $1.06 billion at the end of the quarter.  This was a reduction of $312 million from the end of 2008.  Days of inventory at the end of the second quarter were 72, compared with 89 days at the end of 2008.  We have aggressively reduced inventory in the first half of 2009, as we align our inventory to more closely match end demand.

Depreciation in the first six months of 2009 was $451 million, a decrease of $36 million from the same period a year ago.  Capital spending in the first six months of 2009 totaled $91 million.  This was a decrease of $398 million from a year ago primarily due to lower expenditures for semiconductor assembly/test facilities and equipment.

Liquidity and capital resources

Our sources of liquidity are our cash flows from operations, cash and cash equivalents, short-term investments and revolving credit facilities.  Cash flow from operations for the first six months of 2009 was $808 million, a decrease of $362 million from the year-ago period.  This decrease was due to the decrease in net income, partially offset by changes in working capital used for inventory.

We have $1.76 billion of cash and cash equivalents and $792 million of short-term investments as of June 30, 2009.  We have a multi-year $1 billion revolving credit facility and a non-U.S. revolving credit facility of $175 million.  As of June 30, 2009, these credit facilities were not being utilized.

For the first six months of 2009, investing activities provided cash of $505 million, compared with $210 million in the year-ago period, primarily due to lower capital expenditures.  We also used $155 million for acquisitions in 2009, compared with $19 million in 2008 (see Note 1 to the Financial Statements for additional information).

For the first six months of 2009, net cash used in financing activities was $594 million, compared with $1.39 billion in the year-ago period.  We used $351 million of cash in the first six months of 2009 to repurchase 20 million shares of our common stock and paid dividends of $280 million.  In the same period last year, we used $1.31 billion of cash to repurchase 42.7 million shares of common stock and paid $265 million in dividends.

In 2009, we expect: an annual effective tax rate of about 27 percent; R&D expense of $1.5 billion; capital expenditures of $300 million; and depreciation of $900 million.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2009	8,600,500	$17.50	8,600,500		$3.3	billion
May 1 through May 31, 2009	0	$--	0		$3.3	billion
June 1 through June 30, 2009	4,808,000	$20.77	4,808,000		$3.2	billion
Total	13,408,500	$18.68	13,408,500	(2)	$3.2	billion	(2)

(1)
All purchases during the quarter were made under an authorization to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2007.  No expiration date has been specified for this authorization.

(2)
All purchases were made through open-market purchases except for 30,000 shares that were acquired in April through a privately negotiated forward purchase contract with a non-affiliated financial institution.  The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on April 16, 2009, the stockholders elected TI’s Board of Directors and voted upon one Board proposal and one stockholder proposal contained within our Proxy Statement dated March 5, 2009.

The Board nominees were elected with the following vote:

Nominee	For	Against	Abstentions	Broker-Non Votes

James R. Adams	1,078,583,378	17,016,030	2,969,154	--
David L. Boren	1,070,746,124	25,015,112	2,807,327	--
Daniel A. Carp	1,066,473,013	29,057,314	2,038,235	--
Carrie S. Cox	1,076,902,930	18,958,962	2,706,672	--
David R. Goode	1,067,406,343	28,171,376	2,990,844	--
Stephen P. MacMillan	1,084,232,824	11,437,458	2,898,282	--
Pamela H. Patsley	1,027,647,082	68,165,137	2,756,345	--
Wayne R. Sanders	1,075,578,266	20,167,634	2,822,664	--
Ruth J. Simmons	1,050,488,157	45,398,641	2,678,864	--
Richard K. Templeton	1,068,332,768	27,882,045	2,353,749	--
Christine Todd Whitman	1,081,978,216	14,030,603	2,559,742	--

The Board proposals were approved with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non-Votes)	Broker Non-Votes

Board proposal to ratify the appointment of Ernst & Young LLP as the company's independent registered public accounting firm for 2009	1,087,529,468	9,267,581	1,779,620	--
Board proposal to approve the Texas Instruments 2009 Long-Term Incentive Plan	836,710,324	105,657,589	2,534,693	153,674,063
Board proposal to approve the Texas Instruments 2009 Directors Compensation Plan	843,540,401	99,276,942	2,075,012	153,684,314

The stockholder proposal was rejected with the following vote:

Proposal	For	Against	Abstentions (Other Than Broker Non-Votes)	Broker Non-Votes

Stockholder proposal regarding separation of roles of Chairman and CEO	401,225,183	530,247,976	13,433,656	153,669,854

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Document*
* Furnished, not filed.

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

Date: July 29, 2009