Form 10-Q
period 2009-09-30
TEXAS INSTRUMENTS INC
filed 2009-10-30
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  o
                                                                      Yes  ☒    No  

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

1,252,873,398
Number of shares of Registrant’s common stock outstanding as of
September 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Revenue	$2,880	$3,387	$7,422	$10,010
Cost of revenue (COR)	1,399	1,744	4,012	4,862
Gross profit	1,481	1,643	3,410	5,148
Research and development (R&D)	368	507	1,122	1,509
Selling, general and administrative (SG&A)	340	390	972	1,252
Restructuring expense	10	--	200	--
Operating profit	763	746	1,116	2,387
Other income (expense) net	2	10	20	58
Income before income taxes	765	756	1,136	2,445
Provision for income taxes	227	193	321	632
Net income	$538	$563	$815	$1,813

Earnings per common share:
Basic	$.42	$.43	$.64	$1.37
Diluted	$.42	$.43	$.63	$1.35

Average shares outstanding (millions):
Basic	1,255	1,304	1,266	1,317
Diluted	1,268	1,315	1,272	1,333

Cash dividends declared per share of common stock	$.11	$.10	$.33	$.30

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Net income	$538	$563	$815	$1,813
Other comprehensive income (loss):
Changes in available-for-sale investments:
Adjustment, net of taxes	(2)	(19)	17	(28)
Recognized in net income, net of taxes	5	--	6	(3)
Changes in unrecognized net actuarial loss of defined benefit plans:
Adjustment, net of taxes	(22)	2	58	(8)
Recognized in net income, net of taxes	14	5	39	17
Changes in unrecognized prior service cost of defined benefit plans:
Adjustment, net of taxes	1	1	(2)	4
Recognized in net income, net of taxes	--	--	(6)	--
Total	(4)	(11)	112	(18)
Total comprehensive income	$534	$552	$927	$1,795

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	Sept. 30, 2009	Dec. 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,294	$1,046
Short-term investments	1,533	1,494
Accounts receivable, net of allowances of ($22) and ($30)	1,435	913
Raw materials	89	99
Work in process	767	837
Finished goods	260	439
Inventories	1,116	1,375
Deferred income taxes	592	695
Prepaid expenses and other current assets	168	267
Total current assets	6,138	5,790
Property, plant and equipment at cost	6,599	7,321
Less accumulated depreciation	(3,654)	(4,017)
Property, plant and equipment, net	2,945	3,304
Long-term investments	627	653
Goodwill	926	840
Acquisition-related intangibles	138	91
Deferred income taxes	928	990
Capitalized software licenses, net	124	182
Overfunded retirement plans	20	17
Other assets	57	56
Total assets	$11,903	$11,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$467	$324
Accrued expenses and other liabilities	959	1,034
Income taxes payable	148	40
Accrued profit sharing and retirement	88	134
Total current liabilities	1,662	1,532
Underfunded retirement plans	464	640
Deferred income taxes	60	59
Deferred credits and other liabilities	279	366
Total liabilities	2,465	2,597
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: September 30, 2009 – 1,739,770,537; December 31, 2008 – 1,739,718,073	1,740	1,740
Paid-in capital	1,071	1,022
Retained earnings	21,562	21,168
Less treasury common stock at cost: Shares: September 30, 2009 – 486,897,139; December 31, 2008 – 461,822,215	(14,257)	(13,814)
Accumulated other comprehensive income (loss), net of taxes	(678)	(790)
Total stockholders’ equity	9,438	9,326
Total liabilities and stockholders’ equity	$11,903	$11,923

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)
	For Nine Months Ended Sept. 30,
	2009	2008
Cash flows from operating activities:
Net income	$815	$1,813
Adjustments to net income:
Depreciation	668	738
Stock-based compensation	143	162
Amortization of acquisition-related intangibles	34	28
Deferred income taxes	80	(159)
Increase (decrease) from changes in:
Accounts receivable	(520)	(24)
Inventories	263	(157)
Prepaid expenses and other current assets	24	(25)
Accounts payable and accrued expenses	36	(171)
Income taxes payable	91	25
Accrued profit sharing and retirement	(43)	(74)
Other	51	60
Net cash provided by operating activities	1,642	2,216

Cash flows from investing activities:
Additions to property, plant and equipment	(317)	(686)
Purchases of short-term investments	(1,442)	(362)
Sales and maturities of short-term investments	1,412	1,118
Purchases of long-term investments	(5)	(8)
Redemptions and sales of long-term investments	62	48
Acquisitions, net of cash acquired	(155)	(19)
Net cash (used in) provided by investing activities	(445)	91

Cash flows from financing activities:
Dividends paid	(418)	(396)
Sales and other common stock transactions	71	195
Excess tax benefit from share-based payments	--	17
Stock repurchases	(602)	(1,736)
Net cash used in financing activities	(949)	(1,920)

Net increase in cash and cash equivalents	248	387
Cash and cash equivalents, beginning of period	1,046	1,328
Cash and cash equivalents, end of period	$1,294	$1,715

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of business and significant accounting policies and practices. Texas Instruments (TI) makes, markets and sells high-technology components; about 80,000 customers all over the world buy our products.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and except for new accounting standards on business combinations, fair value measurements and earnings per share, on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended September 30, 2009 and 2008, and the balance sheet as of September 30, 2009, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2008, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2008.  The results for the nine-month period are not necessarily indicative of a full year’s results.

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

The results of operations of these acquisitions have been included in our financial statements from their respective acquisition dates and were not significant for either the three or nine month periods of 2009.  Pro forma information for the comparable periods of 2008 to reflect these acquisitions would not be materially different from amounts reported.

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

 Fair Values of Financial Instruments – The fair values of our derivative financial instruments were not significant at September 30, 2009.  Our investments in cash equivalents, short-term investments and certain long-term investments are carried at fair value and are disclosed in Note 5.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.

Changes in Accounting Standards – In June 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (Codification) became the single source of authoritative US GAAP.  The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF), FASB Staff Position (FSP), etc.  Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number.  Beginning with this interim report for the third quarter of 2009, references to prior standards have been updated to reflect the new referencing system.

In June 2009, the FASB concurrently issued amendments to ASC 860, Transfers and Servicing (formerly SFAS No. 166), and ASC 810, Consolidation (formerly SFAS No. 167), that change the way entities account for securitizations and other transfers of financial instruments.  In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities.  These amendments will be effective for us as of January 1, 2010.  We have evaluated these amendments and believe they will have no impact on our financial condition or results of operations.

In October 2009, the FASB concurrently issued the following Accounting Standards Updates:
  ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.
  ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.
These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  We expect to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  We are currently evaluating the potential impact these standards may have on our financial position and results of operations.

2.
Restructuring activities.  In October 2008, we announced actions to reduce annualized expenses by more than $200 million in our Wireless segment, especially our baseband operation.  Additionally, in January 2009, we announced actions that included employment reductions to align our spending with weakened demand.  Combined, these actions have eliminated about 3,900 jobs and will reduce our annualized costs by more than $700 million.  The total restructuring charges for these actions are expected to be about $450 million and will continue through the fourth quarter of 2009.

The table below reflects the changes in accrued restructuring balances:

	Severance and Benefits		Impairments and Other Charges	Total
Restructuring charges recognized in the quarter ending December 31, 2008	$218		$12	$230
Non-cash charges	(30	)*	(7)	(37)
Payments	(2)		--	(2)
Remaining accrual at December 31, 2008	$186		$5	$191

Restructuring charges recognized in the quarter ending March 31, 2009	98		7	105
Non-cash charges	(8	)*	--	(8)
Payments	(62)		--	(62)
Remaining accrual at March 31, 2009	$214		$12	$226

Restructuring charges recognized in the quarter ending June 30, 2009	79		6	85
Non-cash credits	4	*	2	6
Payments	(89)		(3)	(92)
Remaining accrual at June 30, 2009	$208		$17	$225

Restructuring charges recognized in the quarter ending September 30, 2009	9		1	10
Non-cash charges	(7	)*	(1)	(8)
Payments	(76)		(2)	(78)
Remaining accrual at September 30, 2009	$134		$15	$149

* Reflects charges and credits for post-employment benefit plan settlement, curtailment and special termination benefits.

    Restructuring charges recognized by segment in the periods of 2009 are as follows:

	For Three Months Ended September 30, 2009	For Nine Months Ended September 30, 2009
Analog	$4	$81
Embedded Processing	2	40
Wireless	3	58
Other	1	21
Total restructuring charges	$10	$200

3.
Income taxes.  Federal income taxes have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of September 30, 2009, the estimated annual effective tax rate for 2009 is about 28 percent, which differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates.  Included in the tax provision for the first nine months of 2009 were $9 million in discrete tax charges, with $14 million recognized in the third quarter. The discrete charges relate primarily to adjustments identified through the completion of tax returns for prior years. The tax provision in the year-ago quarter included discrete tax benefits of $34 million, which were primarily due to adjustments identified through the completion of tax returns for prior years. For the first nine months of 2008 there were discrete tax benefits of $113 million, which were primarily due to our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.

4.
Earnings per share (EPS).  In 2008, the FASB issued an update to ASC 260, Earnings per Share (formerly FSP EITF 03-6-1), that became effective for us beginning January 1, 2009.  Under this update, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock units (RSUs), are considered to be participating securities and the two-class method should be used for purposes of calculating EPS.  Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.  This update requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions.  The adoption of this update resulted in no change to the previously reported basic or diluted EPS for the three months ended September 30, 2008 and a decrease of $.01 per share to the previously reported basic and diluted EPS for the nine months ended September 30, 2008.

    Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended			For Three Months Ended
	September 30, 2009			September 30, 2008
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net Income	$538			$563
Less income allocated to RSUs	(6)			(4)
Net Income allocated to common stock for EPS calculation	$532	1,255	$0.42	$559	1,304	$0.43

Adjustment for dilutive shares:
Stock-based compensation plans		13			11

Diluted EPS:
Net Income	$538			$563
Less income allocated to RSUs	(6)			(4)
Net Income allocated to common stock for EPS calculation	$532	1,268	$0.42	$559	1,315	$0.43

	For Nine Months Ended			For Nine Months Ended
	September 30, 2009			September 30, 2008
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net Income	$815			$1,813
Less income allocated to RSUs	(8)			(11)
Net Income allocated to common stock for EPS calculation	$807	1,266	$0.64	$1,802	1,317	$1.37

Adjustment for dilutive shares:
Stock-based compensation plans		6			16

Diluted EPS:
Net Income	$815			$1,813
Less income allocated to RSUs	(8)			(11)
Net Income allocated to common stock for EPS calculation	$807	1,272	$0.63	$1,802	1,333	$1.35

Options to purchase 121 million and 138 million shares of common stock that were outstanding during the third quarters of 2009 and 2008, and 137 million and 97 million shares outstanding during the nine months of 2009 and 2008, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

5.
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

    We determine cost or amortized cost, as appropriate, on a specific identification basis.

    Details of our investments and related unrealized gains and losses included in AOCI are as follows:

	September 30, 2009			December 31, 2008
	Cash & Cash Equivalents	Short-term Investments	Long-term Investments	Cash & Cash Equivalents	Short-term Investments	Long-term Investments

Measured at fair value:
Available-for-sale
Money market funds	$953	$--	$--	$796	$--	$--
Corporate obligations	--	441	--	50	590	--
U.S. government agency and Treasury securities	140	1,092	--	--	654	--
Mortgage-backed and other securities	--	--	--	--	250	--
Auction-rate securities	--	--	457	--	--	482

Trading
Mutual funds	--	--	115	--	--	96
Total debt and equity investments measured at fair value	$1,093	$1,533	$572	$846	$1,494	$578

Other measurement basis:
Equity method investments	--	--	33	--	--	53
Cost method investments	--	--	22	--	--	22
Cash on hand	201	--	--	200	--	--
Total debt and equity investments	$1,294	$1,533	$627	$1,046	$1,494	$653

Amounts included in AOCI from available-for-sale securities:
Unrealized gains (pre-tax)	$--	$2	$--	$--	$6	$--
Unrealized losses (pre-tax)	$--	$--	$34	$--	$19	$53

All of our investments in corporate obligations are insured by either the Federal Deposit Insurance Corporation (FDIC) or the U.K. government.

As of September 30, 2009, unrealized losses included in AOCI were associated with auction-rate securities.  As of December 31, 2008, unrealized losses included in AOCI were primarily associated with auction-rate securities and mortgage-backed securities.  The change in unrealized losses from December 31, 2008, was primarily due to increases in fair values of the investments held as well as the effects of redemptions and sales since that date.

As of September 30, 2009, we have determined that our investments classified as available-for-sale with unrealized losses are not other-than-temporarily impaired.  We expect to recover the entire cost basis of these securities.  We do not intend to sell these investments, nor do we expect to be required to sell these investments.  For the nine months ended September 30, 2009, we did not recognize in earnings any credit losses related to these investments.

For the nine months ended September 30, 2009, the proceeds from sales of available-for-sale securities were $837 million.  Gross realized gains and losses from the sales of these securities were not significant for any periods presented.

The following table presents the aggregate maturities of investments in debt securities classified as available-for-sale at September 30, 2009:

Due	Fair Value
One year or less	$2,050
One to three years	576
Greater than three years (auction-rate securities)	457

    Fair value

    We measure and report our financial assets and liabilities under the provisions of ASC 820, Fair Value Measurement (formerly SFAS No. 157). Effective January 1, 2009, we adopted the provisions of ASC 820 for non-financial assets and liabilities.  The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on our financial condition or results of operations.

    ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

    ASC 820 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.

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

    To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future.  The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities.  Meanwhile, issuers continue to repay principal over time from cash flows prior to final maturity, or make final payments when they come due according to contractual maturities ranging from 14 to 38 years.  All of our auction-rate securities are backed by pools of student loans substantially guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee.  As of September 30, 2009, all but one of these securities were rated AAA/Aaa by the major credit rating agencies, with the remaining security (with a par value of $25 million) rated AAA/B3.  While our ability to liquidate auction-rate investments is likely to be limited for some period of time, we do not believe this will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements.

    The table below sets forth, by level, our assets and liabilities that were accounted for at fair value as of September 30, 2009.  The table does not include cash on hand and also does not include assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value at
	September 30,	Level	Level	Level
	2009	1	2	3
Items measured at fair value on a recurring basis:
Assets:
Money market funds	$953	$953	$--	$--
Corporate obligations	441	--	441	--
U.S. government agency and Treasury securities	1,232	666	566	--
Auction–rate securities	457	--	--	457
Mutual funds	115	115	--	--
Total assets measured at fair value	$3,198	$1,734	$1,007	$457

Liabilities:
Contingent consideration	$18	$--	$--	$18
Deferred compensation liabilities	147	147	--	--
Total liabilities measured at fair value	$165	$147	$--	$18

The liabilities above are a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our balance sheets.

The following table summarizes the change in the fair values for Level 3 assets and liabilities for the three and nine months ending September 30, 2009.

	Level 3
	Assets	Liabilities
Changes in fair value for the three months ending September 30 (pre-tax):
Beginning Balance, June 30, 2009	$463	$18
Increase in unrealized losses - included in AOCI	(4)	--
Redemptions at par	(2)	--
Ending Balance, September 30, 2009	$457	$18

Changes in fair value for the nine months ending September 30 (pre-tax):
Beginning Balance, December 31, 2008	$482	$--
New contingent consideration	--	10
Change in fair value of contingent consideration - included in operating profit	--	8
Reduction of unrealized losses - included in AOCI	19	--
Redemptions at par	(44)	--
Ending Balance, September 30, 2009	$457	$18

6.	Post-employment benefit plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended September 30,	2009	2008	2009	2008	2009	2008

Service cost	$5	$6	$1	$1	$9	$11
Interest cost	12	12	7	7	16	15
Expected return on plan assets	(11)	(11)	(7)	(7)	(18)	(21)
Amortization of prior service cost	--	--	--	1	(1)	(1)
Recognized net actuarial loss	5	4	2	2	8	1
Net periodic benefit cost	$11	$11	$3	$4	$14	$5

Settlement charges	1	--	--	--	6	--
Total, including charges	$12	$11	$3	$4	$20	$5

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For nine months ended September 30,	2009	2008	2009	2008	2009	2008

Service cost	$15	$18	$3	$3	$28	$33
Interest cost	37	37	20	20	46	46
Expected return on plan assets	(36)	(34)	(21)	(20)	(51)	(63)
Amortization of prior service cost	1	1	1	2	(3)	(3)
Recognized net actuarial loss	13	12	6	6	27	4
Net periodic benefit cost	$30	$34	$9	$11	$47	$17

Settlement charges	8	3	--	--	6	--
Curtailment charges (gains)	--	--	2	--	(10)	--
Special termination benefit charges	6	--	--	--	--	--
Total, including charges and (gains)	$44	$37	$11	$11	$43	$17

    We have made contributions of $102 million to our post-employment benefit plans in 2009.

7.
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

8.	Segment data.

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2009	2008	2009	2008
Segment Revenue

Analog	$1,184	$1,289	$2,981	$3,841
Embedded Processing	393	427	1,059	1,291
Wireless	675	915	1,827	2,737
Other	628	756	1,555	2,141
Total revenue	$2,880	$3,387	$7,422	$10,010

Segment Operating Profit

Analog	$306	$274	$367	$972
Embedded Processing	75	73	105	270
Wireless	110	155	154	434
Other	272	244	490	711
Total operating profit	$763	$746	$1,116	$2,387

    See Note 2 for restructuring charges impacting segment results for the three months and nine months ended September 30, 2009.  There were no restructuring charges impacting segment results for the periods ended September 30, 2008.

9.	Subsequent Events. We have evaluated subsequent events through the issuance of these financial statements which occurred on October 30, 2009.

    In October 2009, we purchased semiconductor manufacturing equipment from the bankruptcy proceedings of a U.S. subsidiary of German chipmaker Qimonda AG for $172.5 million.  The majority of this equipment will be used in our newly opened manufacturing facility in Richardson, Texas.  This facility will be the world's first production facility to use 300-millimeter silicon wafers to manufacture analog chips.

    On October 15, 2009, we declared a $0.12 quarterly dividend on common stock payable November 16, 2009, to shareholders of record on October 30, 2009, which represents a nine percent increase from our prior rate.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Financial Statements and the related Notes that appear in Item 1.  All dollar amounts in the tables in this discussion are stated in millions of U.S. dollars, except per-share amounts.

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

Analog

Analog semiconductors change real-world signals – such as sound, temperature, pressure or images – by conditioning them, amplifying them and often converting them to a stream of digital data so the signals can be processed by other semiconductors, such as digital signal processors (DSPs).  Analog semiconductors are also used to manage power distribution and consumption.  Sales from our Analog segment accounted for about 40 percent of our revenue in 2008.  According to WSTS, an industry data-gathering organization, the worldwide market for analog semiconductors was about $36 billion in 2008.  Our Analog segment’s revenue in 2008 was $4.9 billion, or about 14 percent of this market, giving us the leading position.  We believe that we are well positioned to increase our share over time.

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

Wireless

Cell phones require a modem or “baseband” to connect to the wireless carrier’s network.  Many of today’s advanced cell phones also require an applications processor to run the phone’s software and services, and semiconductors to enable connectivity to Bluetooth® devices, WiFi networks or GPS location services.  We design, make and sell products to satisfy each of these requirements.  Wireless products are typically sold in high volumes and our Wireless portfolio includes both standard products and custom products.  Sales of Wireless products accounted for about 25 percent of our revenue in 2008, and a significant portion of our Wireless sales were to a single customer.

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

Our Wireless segment has been shifting focus from baseband chips, a market with shrinking competitive barriers and slowing growth rates, to applications processors, a market we expect will grow faster than the baseband market.  Consistent with this shift in market focus, we are concentrating our Wireless investments on our applications processors and connectivity products and have discontinued further development of standard baseband products.  While we continue to sell custom baseband products, we are also decreasing custom baseband investments and expect substantially all of this revenue to cease by the end of 2012.

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

As a result of the following multi-year trends, in general we expect to carry relatively higher levels of inventory (as measured in days of inventory) than in past years:  standard products have become a larger part of our portfolio; we have increased consignment programs with our largest customers; and our distributors now carry relatively less inventory on average than in the past.

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

Third-quarter 2009 results

Our third-quarter revenue was $2.88 billion, net income was $538 million and earnings per share (EPS) were $0.42.

Our performance in the quarter exceeded our expectations and was led by a second consecutive quarter of 20-percent growth in Analog.  We are encouraged with the strong sequential increase in demand for our products over the past two quarters as our customers are winding down their inventory corrections and have begun to increase production levels in their factories.  This revenue growth, combined with our early actions to pare costs so that we would not be dependent upon an uncertain rebound in the overall economy, has resulted in solid improvements in our profitability.

Our balance sheet is strong and has allowed us to opportunistically make investments in Analog and Embedded Processing throughout this downturn that should provide returns for years to come.  For example, we are increasing our investments in manufacturing capacity to support higher levels of growth, including start-up of the world’s first facility to produce analog chips on 300-millimeter wafers.  Applying advanced manufacturing technology to analog at an attractive cost will give us an opportunity to accelerate our strategy and extend our leadership.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	Sept. 30, 2009	Sept. 30, 2008	June 30, 2009

Revenue	$2,880	$3,387	$2,457
Cost of revenue	1,399	1,744	1,333
Gross profit	1,481	1,643	1,124
Research and development (R&D)	368	507	369
Selling, general and administrative (SG&A)	340	390	327
Restructuring expense	10	-	85
Operating profit	763	746	343
Other income (expense) net	2	10	13
Income before income taxes	765	756	356
Provision for income taxes	227	193	96
Net income	$538	$563	$260

Earnings per common share:
Basic	$.42	$.43	$.20
Diluted	$.42	$.43	$.20

Average shares outstanding (millions):
Basic	1,255	1,304	1,267
Diluted	1,268	1,315	1,272

Cash dividends declared per share of common stock	$.11	$.10	$.11

Percentage of revenue:
Gross profit	51.4%	48.5%	45.7%
R&D	12.7%	15.0%	15.0%
SG&A	11.8%	11.5%	13.3%
Operating profit	26.5%	22.0%	14.0%

Details of Financial Results

Revenue for the third quarter of 2009 was $2.88 billion, a decrease of $507 million, or 15 percent, from the year-ago quarter as revenue declined across all segments, particularly in our Wireless segment.  Revenue increased $423 million, or 17 percent, from the prior quarter due to growth in all segments, particularly in our Analog segment.

Gross profit for the third quarter of 2009 was $1.48 billion, or 51.4 percent of revenue, a decrease of $162 million, or 10 percent, from the year-ago quarter due to lower revenue.  This decrease was partially offset by the favorable impact of lower manufacturing costs. Gross profit increased $357 million, or 32 percent, from the prior quarter primarily due to higher revenue.

Operating expenses for the third quarter of 2009 were $368 million for R&D and $340 million for SG&A.  R&D expense decreased $139 million, or 27 percent, from a year ago primarily due to the combination of the effects of our previously-announced employment reductions and, to a lesser extent, our cost-control efforts.  R&D expense was about even compared with the prior quarter.  SG&A expense decreased $50 million, or 13 percent, from the year-ago quarter primarily due to the effects of employment reductions.  SG&A increased $13 million, or 4 percent, from the prior quarter primarily due to higher compensation-related costs resulting from our improved profitability.

Restructuring costs in the third quarter of 2009 were $10 million compared with $85 million in the prior quarter.  The restructuring costs in the third quarter were primarily for additional severance and benefits costs (see Note 2 to the Financial Statements for a detailed discussion of these charges and payments made during the quarter).  We expect to incur restructuring charges equivalent to about one cent of earnings per share in the fourth quarter of 2009.  As of September 30, 2009, a total of about 3,900 jobs have been eliminated as a result of these actions.

For the third quarter of 2009, we had operating profit of $763 million, an increase of $17 million, or 2 percent, compared with the year-ago quarter, and an increase of $420 million, or 122 percent, compared with the previous quarter.  The increase from a year ago was due to lower operating expenses.  The increase from the prior quarter was primarily due to higher revenue and the associated higher gross profit.  Operating profit increased from the prior quarter in all segments.

As of September 30, 2009, the estimated annual effective tax rate for 2009 is expected to be about 28 percent (see Note 3 to the Financial Statements for additional information).

Quarterly income taxes are calculated using the estimated annual effective tax rate.

The tax provision for the third quarter of 2009 was $227 million, compared with $193 million in the year-ago quarter. The increase was due to a change in discrete tax items, partially offset by the federal research tax credit, which was not in effect in the year-ago quarter. We had discrete tax charges of $14 million in the third quarter of 2009, compared with $34 million of discrete tax benefits in the year-ago quarter.  These items were primarily related to adjustments identified through the completion of tax returns for prior years. For the second quarter of 2009 we had a tax provision of $96 million.  The sequential increase in the tax provision for the third quarter of 2009 was due to higher income before income taxes.

In the third quarter of 2009, we had net income of $538 million, or earnings per share of $0.42, compared with net income of $563 million, or earnings per share of $0.43, for the year-ago quarter, and $260 million, or earnings per share of $0.20, for the prior quarter.

Orders in the third quarter were $3.11 billion, a decrease of 4 percent from the year-ago quarter.  Compared with the prior quarter, orders increased 11 percent.

Segment results

Analog

	3Q09	3Q08	3Q09 vs. 3Q08	2Q09	3Q09 vs. 2Q09
Revenue	$1,184	$1,289	-8%	$983	20%
Operating profit*	306	274	12%	96	219%
Operating profit % of revenue	25.8%	21.2%		9.7%

*Includes restructuring expenses of	$4	$--		$35

Analog revenue decreased 8 percent from the year-ago quarter primarily due to lower shipments of high-volume analog & logic products, and to a lesser extent, high-performance analog products.  Partially offsetting these decreases were increased shipments of power management products.  Compared with the prior quarter, revenue increased 20 percent, primarily due to increased shipments of high-volume analog & logic products, and to a lesser extent, shipments of power management and high-performance analog products. Operating profit increased compared with the year-ago quarter primarily due to a combination of reduced operating expenses and, to a lesser extent, improvements in gross profit.  Operating profit increased from the previous quarter primarily due to higher revenue and the associated higher gross profit.

Embedded Processing

	3Q09	3Q08	3Q09 vs. 3Q08	2Q09	3Q09 vs. 2Q09
Revenue	$393	$427	-8%	$350	12%
Operating profit*	75	73	3%	28	168%
Operating profit % of revenue	19.0%	17.0%		8.1%

*Includes restructuring expenses of	$2	$--		$18

Embedded Processing revenue decreased 8 percent from the year-ago quarter primarily due to normal price declines in catalog products, and to a lesser extent, decreased shipments of communications infrastructure and automotive products. Compared with the prior quarter, revenue increased 12 percent primarily due to higher shipments of catalog products.  Shipments of automotive products also increased, although by a lesser amount.  Operating profit increased 3 percent compared with the year-ago quarter due to reduced operating expenses.  Compared with the prior quarter, operating profit increased due to higher revenue and the associated higher gross profit.

Wireless

	3Q09	3Q08	3Q09 vs. 3Q08	2Q09	3Q09 vs. 2Q09
Revenue	$675	$915	-26%	$601	12%
Operating profit*	110	155	-29%	58	90%
Operating profit % of revenue	16.3%	16.9%		9.6%

*Includes restructuring expenses of	$3	$--		$23

Wireless revenue decreased 26 percent from the year-ago quarter due to decreased shipments of baseband products, and to a lesser extent, OMAP applications processor products.  Baseband revenue was $450 million in the third quarter, a decrease of 33 percent from a year ago.  Compared with the previous quarter, Wireless revenue increased 12 percent primarily due to higher shipments of baseband products, and to a lesser extent, connectivity products and OMAP applications processor products.  Baseband revenue increased 10 percent from the prior quarter.  Operating profit decreased 29 percent compared with the year-ago quarter, due to lower revenue and the associated lower gross profit, partially offset by lower operating expenses.  Compared with the prior quarter, operating profit increased primarily due to the combination of higher revenue and the associated gross profit, and lower restructuring expenses.

Other

	3Q09	3Q08	3Q09 vs. 3Q08	2Q09	3Q09 vs. 2Q09
Revenue	$628	$756	-17%	$523	20%
Operating profit*	272	244	11%	161	69%
Operating profit % of revenue	43.4%	32.3%		31.0%

*Includes restructuring expenses of	$1	$--		$9

Other revenue decreased 17 percent from the year-ago quarter, primarily due to, in decreasing order, lower shipments of RISC microprocessors, ASIC products and DLP products and lower royalties.  Compared with the previous quarter, revenue increased 20 percent due to the combination of a seasonal increase in shipments of calculators and, to a lesser extent, increased shipments of DLP products and higher royalties. These increases were partially offset by lower shipments of RISC microprocessors.  Operating profit for the third quarter of 2009 was higher than the year-ago quarter due to lower operating expenses.  Compared with the prior quarter, operating profit increased primarily due to higher revenue and the associated higher gross profit.

First nine months of 2009 results

For the first nine months of 2009, we report the following:

Revenue of $7.42 billion was $2.59 billion, or 26 percent, lower than the year-ago period as a result of the downturn in global markets.

Gross profit was $3.41 billion, a decrease of $1.74 billion, or 34 percent, from the year-ago period primarily due to lower revenue, and to a lesser extent, the impact of lower factory utilization.  About $400 million of the decline in gross profit resulted from lower factory utilization.  Gross profit margin was 45.9 percent of revenue compared with 51.4 percent in the year-ago period.

R&D expense of $1.12 billion decreased 26 percent compared with the year-ago period primarily due to the combination of our employment reductions and, to a lesser extent, cost-control efforts.  R&D expense was 15.1 percent of revenue, unchanged from the year-ago period.

SG&A expense was $972 million, a decrease of 22 percent from $1.25 billion in the year-ago period, primarily due to the combination of our employment reductions and, to a lesser extent, cost-control efforts.  SG&A expense was 13.1 percent of revenue compared with 12.5 percent in the year-ago period.

Restructuring expenses were $200 million, compared with zero in the year-ago period.

Operating profit was $1.12 billion, or 15.0 percent of revenue, compared with $2.39 billion, or 23.8 percent of revenue, in the year-ago period.  The decrease was due to lower gross profit, and to a lesser extent, higher restructuring charges.  These decreases were partially offset by lower operating expenses.

Other income and expense net (OI&E) was $20 million, a decrease of $38 million from the year-ago period due to lower interest income.

The tax provision for the first nine months of 2009 was $321 million, compared with $632 million in the same period of 2008.  The decrease was due to lower income before income taxes, partially offset by a change in discrete tax items.  Included in the tax provision for the first nine months of 2009 were $9 million in discrete tax charges primarily related to adjustments identified through the completion of tax returns for prior years.  This compares with discrete tax benefits of $113 million in the year-ago period, which were primarily due to our decision to indefinitely reinvest the accumulated earnings of a non-U.S. subsidiary.

Net income was $815 million compared with $1.81 billion in the year-ago period.  Earnings per share were $0.63 per share, compared with $1.35 per share in the year-ago period.

Orders of $8.10 billion were down 19 percent from the year-ago period.

Segment results

Analog

	YTD 2009	YTD 2008	YTD 2009 vs. YTD 2008
Revenue	$2,981	$3,841	-22%
Operating profit*	367	972	-62%
Operating profit % of revenue	12.3%	25.3%

*Includes restructuring expenses of	$81	$--

Analog revenue decreased 22 percent from the year-ago period due to lower shipments of, in decreasing order, high-volume analog & logic products, high-performance analog products and power management products. Compared with the year-ago period, operating profit decreased 62 percent, primarily due to lower revenue.

Embedded Processing

	YTD 2009	YTD 2008	YTD 2009 vs. YTD 2008
Revenue	$1,059	$1,291	-18%
Operating profit*	105	270	-61%
Operating profit % of revenue	9.9%	20.9%

*Includes restructuring expenses of	$40	$--

Embedded Processing revenue decreased 18 percent from the year-ago period, primarily due to decreased shipments of catalog products, and to a lesser extent, automotive products. Compared with the year ago-period, operating profit decreased 61 percent, primarily due to lower revenue.

Wireless

	YTD 2009	YTD 2008	YTD 2009 vs. YTD 2008
Revenue	$1,827	$2,737	-33%
Operating profit*	154	434	-65%
Operating profit % of revenue	8.5%	15.8%

*Includes restructuring expenses of	$58	$--

Wireless revenue declined 33 percent from the year-ago period primarily due to decreased shipments of baseband products, and to a lesser extent, OMAP applications processor products.  These decreases were partially offset by increased shipments of connectivity products. Baseband revenue was $1.26 billion, a decrease of 39 percent from a year ago.  Compared with the year-ago period, Wireless operating profit decreased 65 percent, due to lower revenue.

Other

	YTD 2009	YTD 2008	YTD 2009 vs. YTD 2008
Revenue	$1,555	$2,141	-27%
Operating profit*	490	711	-31%
Operating profit % of revenue	31.5%	33.2%

*Includes restructuring expenses of	$21	$--

Other revenue decreased 27 percent from the year-ago period due to, in decreasing order, lower shipments of RISC microprocessors, DLP products and calculators.  Lower royalties also contributed to the decline.  Compared with the year-ago period, operating profit decreased 31 percent, due to lower revenue.

Financial condition

At the end of the third quarter of 2009, total cash (cash and cash equivalents plus short-term investments) was $2.83 billion.  This was $287 million higher than at the end of 2008.

Accounts receivable were $1.44 billion at the end of the quarter.  This was an increase of $522 million from the end of 2008.  Days sales outstanding were 45 at the end of the quarter compared with 33 at the end of 2008. Days sales outstanding were unusually low at year end due to a sharp decrease in shipments to customers during the fourth quarter of 2008, particularly in December.

Inventory was $1.12 billion at the end of the quarter.  This was a reduction of $259 million from the end of 2008.  Days of inventory at the end of the third quarter were 72, compared with 89 days at the end of 2008.

Depreciation in the first nine months of 2009 was $668 million, a decrease of $70 million from the same period a year ago.  Capital spending in the first nine months of 2009 totaled $317 million.  This was a decrease of $369 million from a year ago primarily due to lower expenditures for analog manufacturing facilities, and to a lesser extent, for semiconductor assembly/test facilities and equipment.  We expect our capital expenditures for 2009 to be about $800 million.  We are purchasing additional semiconductor assembly/test equipment to alleviate the stress of current high demand for certain product types.  In addition, beginning in the fourth quarter, we will be equipping a 300-millimeter-wafer analog manufacturing facility.  Once that facility is equipped, we would expect our capital expenditures to return to a range of about 5% to 8% of revenue.

Liquidity and capital resources

Our sources of liquidity are our cash flows from operations, cash and cash equivalents, short-term investments and revolving credit facilities.  Cash flow from operations for the first nine months of 2009 was $1.64 billion, a decrease of $574 million from the year-ago period.  This decrease was due to lower net income, partially offset by changes in working capital.

We have $1.29 billion of cash and cash equivalents and $1.53 billion of short-term investments as of September 30, 2009.  We have a multi-year $1 billion revolving credit facility and a non-U.S. revolving credit facility of $175 million.  As of September 30, 2009, these credit facilities were not being utilized.

For the first nine months of 2009, cash used in investing activities was $445 million, compared with $91 million of cash provided in the year-ago period.  The change in cash from investing activities primarily reflects the movement in 2008 of our investments from short-term investments to cash securities.  This was partially offset by lower capital expenditures.  We also used $155 million for acquisitions in the first nine months of 2009, compared with $19 million in the year-ago period (see Note 1 to the Financial Statements for additional information).

For the first nine months of 2009, net cash used in financing activities was $949 million compared with $1.92 billion in the year-ago period.  We used $602 million of cash in the first nine months of 2009 to repurchase 30.5 million shares of our common stock.  In the same period last year, we used $1.74 billion of cash to repurchase 60 million shares of common stock.

In October 2009, we raised our quarterly cash dividend rate by $0.01 per common share to $0.12 per share, effective with the dividend payable November 16, 2009, to stockholders of record on October 30, 2009.  Cash dividends paid during the first nine months of 2009 were $418 million, compared with $396 million for the same period last year.

In 2009, we expect approximately the following: an annual effective tax rate of 28 percent; R&D expense of $1.5 billion; capital expenditures of $800 million; and depreciation of $900 million.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2009	10,439,000	$23.94	10,439,000	$2.95 billion
August 1 through August 31, 2009	50,000	$18.74	50,000	$2.95 billion
September 1 through September 30, 2009	0	--	0	$2.95 billion
Total	10,489,000	$23.92	10,489,000(2)	$2.95 billion

(1)
All purchases during the quarter were made under an authorization to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2007.  No expiration date has been specified for this authorization.

(2)
All purchases were made through open-market purchases except for 50,000 shares that were acquired in August through a privately negotiated forward purchase contract with a non-affiliated financial institution.  The forward purchase contract was designed to minimize the adverse impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit

10.1	Texas Instruments 2009 Long-Term Incentive Plan.
10.2	Texas Instruments Executive Officer Performance Plan.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Document.*
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

•
TI's ability to maintain or improve profit margins, including its ability to utilize its manufacturing facilities at sufficient levels to cover its fixed operating costs, in an intensely competitive and cyclical industry;

•	TI's ability to develop, manufacture and market innovative products in a rapidly changing technological environment;

•	TI's ability to compete in products and prices in an intensely competitive industry;

•	TI's ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties;

•	Expiration of license agreements between TI and its patent licensees, and market conditions reducing royalty payments to TI;

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

•
Changes in laws and regulations to which TI or its suppliers are or may become subject, such as those imposing fees or reporting, or substitution costs relating to the discharge of emissions into the environment or the use of certain raw materials in our manufacturing processes;

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from our forecasts;

•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

•	The ability of TI and its customers and suppliers to access their bank accounts and lines of credit or otherwise access the capital markets;

•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;

•	TI's ability to recruit and retain skilled personnel; and

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

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

TEXAS INSTRUMENTS INCORPORATED

Date: October 30, 2009	By:	/s/ KEVIN P. MARCH
Kevin P. March
Senior Vice President
and Chief Financial Officer