Form 10-K
period 2009-12-31
TEXAS INSTRUMENTS INC
filed 2010-02-23
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ___________

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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Insert by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $26,413,333,167 as of June 30, 2009.

1,241,888,536 (Number of shares of common stock outstanding as of January 31, 2010)

Parts I, II and IV hereof incorporate information by reference to the Registrant’s 2009 annual report to stockholders.  Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2010 annual meeting of stockholders.

PART I

ITEM 1.	Business.

Company Overview

At TI, we design and make semiconductors that we sell to electronics designers and manufacturers all over the world.  We began operations in 1930.  We are incorporated in Delaware, headquartered in Dallas, Texas, and have design, manufacturing or sales operations in more than 30 countries.  We have four segments: Analog, Embedded Processing, Wireless and Other.  We expect Analog and Embedded Processing to be our primary growth engines in the years ahead, and we therefore focus our resources on these segments.

We were the world’s fourth largest semiconductor company in 2009 as measured by revenue, according to preliminary estimates from an external source.  Additionally, we sell calculators and related products.

Financial information with respect to our segments and our operations outside the United States is contained in the note to the financial statements captioned “Segment and geographic area data” on pages 29 and 30 of TI’s 2009 annual report to stockholders.  It is incorporated herein by reference to such annual report.

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

We sell custom and standard semiconductor products.  Custom products are designed for a specific customer for a specific application, are sold only to that customer and are typically sold directly to the customer.  The life cycles of custom products are generally determined by end-equipment upgrade cycles and can be as short as 12 to 24 months.  Standard products are designed for use by many customers and/or many applications and are generally sold through both distribution and direct channels.  They include both proprietary and commodity products.  The life cycles of standard products are generally longer than for custom products.

Additional information regarding each segment’s products follows.

Analog

Analog semiconductors change real-world signals – such as sound, temperature, pressure or images – by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as digital signal processors (DSPs).  Analog semiconductors are also used to manage power distribution and consumption.  Sales to our Analog segment’s nearly 80,000 customers generated about 40 percent of our revenue in 2009.  According to external sources, the worldwide market for analog semiconductors was about $32 billion in 2009.  Our Analog segment’s revenue in 2009 was $4.3 billion, or about 13 percent of this market, the leading position.  We believe that we are well-positioned to increase our market share over time.

Our Analog product lines are:  high-performance analog, high-volume analog & logic and power management.

High-performance analog products:  These include standard analog semiconductors, such as amplifiers, data converters and interface semiconductors (our portfolio includes more than 15,000 products), that we market to many different customers who use them in manufacturing a wide range of products sold in many end markets, including the industrial, communications, computing and consumer electronics markets.  High-performance analog products generally have long life cycles, often more than 10 years.

High-volume analog & logic products:  High-volume analog includes products for specific applications, including custom products.  The life cycles of our high-volume analog products are generally shorter than those of our high-performance analog products.  End markets for high-volume analog products include communications, automotive, computing and many consumer electronics products.  Logic and standard linear includes commodity products marketed to many different customers for many different applications.

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

Embedded Processing

Our Embedded Processing products include our DSPs (other than DSPs specific to our Wireless segment) and microcontrollers.  DSPs perform mathematical computations almost instantaneously to process or improve digital data.  Microcontrollers are designed to control a set of specific tasks for electronic equipment.  Sales of Embedded Processing products generated about 15 percent of our revenue in 2009.  The worldwide market for embedded processors was about $14 billion in 2009.  According to external sources, we have about 11 percent share in this fragmented market, and we believe we are well-positioned to increase our market share over time.

An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products.  This investment tends to increase the length of our customer relationships because customers prefer to re-use software from one product generation to the next.  We make and sell standard, or catalog, Embedded Processing products used in many different applications and custom Embedded Processing products used in specific applications, such as communications infrastructure equipment and automotive.

Wireless

Cell phones require a modem or “baseband” to connect to the wireless carrier’s network.  Many of today’s advanced cell phones, which contain email, media, games and computing capability, also require an applications processor to run the phone’s software and services, and semiconductors to enable connectivity to Bluetooth® devices, WiFi networks or GPS location services.  We design, make and sell products to satisfy each of these requirements.  Wireless products are typically sold in high volumes, and our Wireless portfolio includes both standard products and custom products.  Sales of Wireless products generated about 25 percent of our revenue in 2009, and a significant portion of our Wireless sales were to a single customer.

Our Wireless segment has shifted focus from baseband chips, a market with shrinking competitive barriers and slowing growth rates, to applications processors and connectivity products, markets we expect will grow faster than the baseband market.  Consistent with this shift in market focus, we are concentrating our Wireless investments on our OMAPTM applications processors and connectivity products and have discontinued further development of standard baseband products.  While we continue to sell custom baseband products, we have discontinued essentially all custom baseband investment.  We expect substantially all of our baseband revenue, which was $1.73 billion in 2009, to cease by the end of 2012.

Other

Our Other segment includes revenue from sales from our smaller semiconductor product lines and of our handheld graphing and scientific calculators, as well as royalties received for our patented technology that we license to other electronics companies.  The semiconductor products in our Other segment include DLP® products (primarily used in projectors to create high-definition images), reduced-instruction set computing (RISC) microprocessors (designed to provide very fast computing and often implemented in servers) and custom semiconductors known as application-specific integrated circuits (ASICs).  This segment generated about 20 percent of our revenue in 2009.

Applications for our products

The table below lists the major end markets that use our products and the approximate percentage of our product revenue that the market represents.  The chart also lists the most frequent applications and our products used within these key markets.

End Market	Applications	TI Products
Communications (45% of product revenue)	Phones and infrastructure equipment Mobile connectivity solutions (including wireless LAN, global positioning systems, Bluetooth®)	Analog, Embedded Processing, Wireless, Other

Computing (23% of product revenue)	Printers Hard disk drives Monitors and projectors Notebooks, netbooks, desktop computers and servers	Analog, Embedded Processing, Other

Industrial (11% of product revenue)
Digital power controls:
Switch mode power supplies
Uninterruptible power supplies
Motor controls:
Heating/ventilation/air conditioning
Industrial control motor drives
Power tools
Printers/copiers
Security:
Biometrics (fingerprint identification and authentication)
Intelligent sensing (smoke and glass-breakage detection)
Video analytics (surveillance)
Analog, Embedded Processing, Other

Consumer Electronics (11% of product revenue)	Digital cameras, gaming and audio/visual equipment Medical (personal and portable medical devices, medical imagery) Portable and car audio Home appliances Personal navigation devices eBook readers	Analog, Embedded Processing, Wireless, Other

Automotive (6% of product revenue)	Body systems Chassis systems Driver information/telemetrics Entertainment Powertrain Safety systems Security systems	Analog, Embedded Processing, Other

Education (4% of product revenue)	Handheld graphing and scientific calculators Educational software	Other

Market Characteristics

Product cycle

The global semiconductor market is characterized by constant, though generally incremental, advances in product designs and manufacturing processes.  Semiconductor prices and manufacturing costs tend to decline over time as manufacturing processes and product life cycles mature.  Typically, new chips are produced in limited quantities at first and then ramp to high-volume production over time.

Market cycle

The “semiconductor cycle” is an important concept that refers to the ebb and flow of supply.  The semiconductor market historically has been characterized by periods of tight supply caused by strengthening demand and/or insufficient manufacturing capacity, followed by periods of surplus inventory caused by weakening demand and/or excess manufacturing capacity.  This cycle is affected by the significant time and money required to build and maintain semiconductor manufacturing facilities.

Seasonality

Our revenue and operating results are subject to some seasonal variation.  Our semiconductor sales generally are seasonally weaker in the first quarter than in other quarters, particularly for products sold into cell phones and other consumer electronics devices, which have stronger sales later in the year as manufacturers prepare for the major holiday selling seasons.  Calculator revenue is tied to the U.S. back-to-school season and is therefore at its highest in the second and third quarters.  Royalty revenue is not always uniform or predictable, in part due to the performance of our licensees and in part due to the timing of new license agreements or the expiration and renewal of existing agreements.

Competitive landscape

In each segment, we face significant global competition from numerous large and small companies, including both broad-based suppliers and niche suppliers.  We believe that competitive performance in the semiconductor market generally depends on several factors, including the breadth of a company’s product line, technological innovation, technical support, customer service, quality, reliability, price and scale.  With expertise in both analog and embedded processing , we believe we are capable of providing best-in-class solutions and system-level knowledge to help our customers create more advanced systems and products and bring their products to market sooner.

The primary competitive factors for our Analog products include design proficiency, a diverse product portfolio to meet wide-ranging customer needs, manufacturing process technologies that provide differentiated levels of performance and manufacturing expertise.  Our primary Analog competitors include Analog Devices, Inc.; Freescale Semiconductor, Inc.; Infineon Technologies AG; Intersil Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; National Semiconductor Corporation; NXP B.V.; Richtek Technology Corporation; and STMicroelectronics NV.

The primary competitive factors for our Embedded Processing products are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, installed base of software, software expertise, applications support and a product’s performance and power characteristics.  Primary competitors of our Embedded Processing segment include Atmel Corporation; Freescale Semiconductor, Inc.; Microchip Technology, Inc.; NEC Electronics; Renesas Technology Corp.; and STMicroelectronics NV.

The primary competitive factors for our Wireless products are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, installed base of software, software expertise, applications support and a product’s performance and power characteristics.  Primary Wireless competitors include Broadcom Corp.; CSR plc; Freescale Semiconductor, Inc.; Infineon Technologies AG; Intel Corporation; Marvell Technology Group, Ltd.; NVIDIA Corporation; QUALCOMM Incorporated and ST-Ericsson.

Manufacturing

Semiconductor manufacturing begins with a sequence of photo-lithographic and chemical processing steps that fabricate a number of semiconductor devices on a thin silicon wafer.  Each device on the wafer is tested and the wafer is cut into pieces called chips.  Each chip is assembled into a package that then may be retested.  The entire process typically requires between 12 and 18 weeks and takes place in highly specialized facilities.

We own and operate semiconductor manufacturing facilities in North America, Asia and Europe.  These include both high-volume wafer fabrication and assembly/test facilities.  Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation.  Because we own much of our manufacturing capacity, a significant portion of our operating cost is fixed.  In general, these fixed costs do not decline with reductions in customer demand or utilization of capacity, potentially hurting our profit margins.  Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, potentially benefiting our profit margins.

The cost and lifespan of the equipment and processes we use to manufacture semiconductors varies by product.  Our Analog products and most of our Embedded Processing products can be manufactured using older, less expensive equipment than is needed for manufacturing advanced logic products, such as our Wireless products.  Advanced logic wafer manufacturing continually requires new and expensive processes and equipment.  In contrast, the processes and equipment required for manufacturing our Analog products and most of our Embedded Processing products do not have this requirement.

To supplement our internal wafer fabrication capacity and maximize our responsiveness to customer demand and return on capital expenditures, our wafer manufacturing strategy utilizes the capacity of outside suppliers, commonly known as foundries.  Our strategy involves installing internal wafer fabrication capacity to a level we believe will remain fully utilized over the equipment’s useful lifetime and then outsourcing remaining capacity needs to foundries.  In 2009, external foundries provided about 55 percent of the fabricated wafers for our advanced logic manufacturing needs.  We expect the proportion of our advanced logic wafers provided by foundries will increase over time.  We expect to maintain sufficient internal wafer fabrication capacity to meet the vast majority of our analog production needs.

In addition to using foundries to supplement our wafer fabrication capacity, we selectively use subcontractors to supplement our assembly/test capacity.  We generally use subcontractors for assembly/test of products that would be less cost-efficient to complete in-house (e.g., relatively low-volume products that are unlikely to keep internal equipment fully utilized), or when demand temporarily exceeds our internal capacity.  We believe we often have a cost advantage in maintaining internal assembly/test capacity.

Our internal/external manufacturing strategy reduces the level of our required capital expenditures, and thereby reduces our subsequent levels of depreciation below what it would be if we sourced all manufacturing internally.  Consequently, we experience less fluctuation in our profit margins due to changing product demand, and lower cash requirements for expanding and updating our manufacturing capabilities.

In 2009, to expand our existing wafer fabrication capacity, we began installing equipment in the industry’s first 300-millimeter analog wafer factory, located in Richardson, Texas, and are currently qualifying for production.  We also opened a new assembly/test facility in the Philippines to significantly increase our assembly/test capacity.

Inventory

Our inventory practices differ by product, but we generally maintain inventory levels that are consistent with our expectations of customer demand.  Because of the longer product life cycles of standard products and their inherently lower risk of obsolescence, we generally carry more of those products than custom products.  Additionally, we sometimes maintain standard-product inventory in unfinished wafer form, allowing greater flexibility to meet final package and test configurations.

As a result of two multi-year trends, in general we expect to carry higher levels of inventory relative to our revenue expectations (commonly viewed by investors as days of inventory) than in past years.  First, standard products have become a larger part of our portfolio.  Second, we have increased consignment programs for our largest customers and some distributors and, as a result, we now carry more inventory on average than in the past in order to service the needs of these customers.

Design Centers

Our design centers provide design, engineering and product application support as well as after-sales customer service.  The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.

Customers

Our products are sold to original equipment manufacturers (OEMs), original design manufacturers (ODMs), contract manufacturers and distributors.  (An OEM designs and sells products under its own brand that it manufactures in-house or has manufactured by others.  An ODM designs and manufactures products for other companies, which then sell those products under their own brand.)  Our largest single customer in 2009 was an OEM, the Nokia group of companies.  Sales to Nokia were about 20 percent of our revenue in 2009, and a majority of this revenue was in our Wireless segment.

Sales and Distribution

We market and sell our semiconductor products through a direct sales force, distributors and authorized third-party sales representatives.  We have sales or marketing offices in over 30 countries worldwide and have expanded our sales networks in the emerging markets of China, India and Eastern Europe over the last few years.  Distributors located around the world account for about 30 percent of our revenue.  Our distributors maintain an inventory of our products and sell directly to a wide range of customers.  They also sell products from our competitors.  Our distribution network holds a mix of distributor-owned and TI-consigned inventory.  Over time, we expect this mix will shift more toward consignment.  We sell our calculator products primarily through retailers and instructional dealers.

Acquisitions, Divestitures and Investments

From time to time we consider acquisitions and divestitures that may strengthen or better focus our business portfolio.  We also make investments directly or indirectly in private companies.  Investments are focused primarily on next-generation technologies and markets strategic to us.

Backlog

We define backlog as of a particular date as firm purchase orders with a customer-requested delivery date within a specified length of time.  As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date.  Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations.  Accordingly, our backlog at any particular date may not be indicative of revenue for any future period.  Our backlog of orders was $1.79 billion at December 31, 2009, and $0.86 billion at December 31, 2008.

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

Research and Development

Our primary area of R&D investment is Analog and Embedded Processing products.  We conduct most of our R&D internally.  However, we also closely engage with a wide range of universities and select external industry consortia, and we collaborate with our foundry suppliers on semiconductor manufacturing technology.

From time to time we may terminate R&D projects before completion or decide not to manufacture and sell a developed product.  We do not expect that all of our R&D projects will result in products that are ultimately released for sale, or that our projects will contribute significant revenue until at least a few years following completion.

Our R&D expense was $1.48 billion in 2009, compared with $1.94 billion in 2008 and $2.14 billion in 2007.  The recent decrease in our R&D expense is largely the result of our decisions to discontinue R&D for advanced logic manufacturing and Wireless baseband products.

Executive Officers of the Registrant

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

Name	Age	Position

Stephen A. Anderson	48	Senior Vice President
R. Gregory Delagi	47	Senior Vice President
Arthur L. George, Jr.	48	Senior Vice President
Michael J. Hames	51	Senior Vice President
David K. Heacock	49	Senior Vice President
Joseph F. Hubach	52	Senior Vice President, Secretary and General Counsel
Melendy E. Lovett	51	Senior Vice President (President, Education Technology)
Gregg A. Lowe	47	Senior Vice President
Kevin P. March	52	Senior Vice President and Chief Financial Officer
Robert K. Novak	44	Senior Vice President
Kevin J. Ritchie	53	Senior Vice President
John J. Szczsponik, Jr.	49	Senior Vice President
Richard K. Templeton	51	Director; Chairman of the Board; President and Chief Executive Officer
Teresa L. West	49	Senior Vice President
Darla H. Whitaker	44	Senior Vice President

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified.  All executive officers of the company have been employees of the company for more than five years.  Mses. Lovett and West and Messrs. Hames, Hubach, Lowe, March, Ritchie and Templeton have served as executive officers of the company for more than five years.  Mr. George and Ms. Whitaker became executive officers of the company in 2006.  Messrs. Delagi and Heacock became executive officers of the company in 2007.  Messrs. Anderson and Novak became executive officers of the company in 2008.  Mr. Szczsponik became an executive officer of the company in 2009.

Employees

At December 31, 2009, we had 26,584 employees.

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

Cyclicality in the Semiconductor Market May Affect Our Performance.

Semiconductor products are the principal source of our revenue.  The semiconductor market historically has been cyclical and subject to significant and often rapid increases and decreases in product demand.  These changes could have adverse effects on our results of operations, and on the market price of our securities.  The results of our operations may be adversely affected in the future if demand for our semiconductors decreases or if this market or key end-equipment markets grow at a significantly slower pace than management expects.

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

Our Performance Depends in Part on Our Ability to Enforce Our Intellectual Property Rights and to Develop and License New Intellectual Property.

Access to worldwide markets depends in part on the continued strength of our intellectual property portfolio.  There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others.  To the extent that we have to rely on licensed technology from others, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable.  The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims.

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

Our Global Manufacturing, Design and Sales Activities Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.

We have facilities in more than 30 countries worldwide, and in 2009 about 90 percent of our revenue came from sales to locations outside the United States.  Operating internationally exposes us to changes in export controls and other laws or policies, as well as political and economic conditions, security risks, health conditions and possible disruptions in transportation networks of the various countries in which we operate.  Any of these could result in an adverse effect on our business operations and our financial results.  Additionally, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

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

Our Results of Operations Could be Affected by Changes in Tax-Related Matters.

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

In addition, we are subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction.  Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn affect our results of operations.  We have deferred tax assets on our balance sheet.  Changes in applicable tax laws and regulations or in our business performance could affect our ability to realize those deferred tax assets, which could also affect our results of operations.  Each quarter we forecast our tax liability based on our forecast of our performance for the year.  If that performance forecast changes, our forecasted tax liability will change.

Our Operations Could be Affected by Changes in Environmental, Safety and Health Laws and Regulations

We are subject to environmental, safety and health laws and regulations in the jurisdictions in which we operate our business, particularly those in which we manufacture our products.  If we fail to comply with these laws and regulations, we could be subject to fines, penalties or other legal liability.  Furthermore, should these laws and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business, particularly if such laws and regulations: require the use of abatement equipment beyond what we currently employ; require the addition or elimination of a raw material or process to or from our current manufacturing processes; or impose costs, fees or reporting requirements on the direct or indirect use of energy, or of materials or gases used or emitted into the environment, in connection with the manufacture of our products.  There can be no assurance that in all instances a substitute for a prohibited raw material or process would be available, or be available at reasonable cost.

Our Results of Operations Could be Affected by Changes in the Financial Markets.

We maintain bank accounts, a multi-year revolving credit agreement, and a portfolio of investments to support the financing needs of the company.  Our ability to fund our daily operations, invest in our business, and make strategic acquisitions requires continuous access to our bank and investment accounts, as well as access to our bank credit lines that support commercial paper borrowings and provide additional liquidity through short-term bank loans.  If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected.  Similarly, such circumstances could also restrict our ability to access the capital markets or redeem our investments.  If our customers or suppliers are unable to access credit markets and other sources of needed liquidity, we may receive fewer customer orders or be unable to obtain needed supplies, collect accounts receivable or access needed technology.

Material Impairments of Our Goodwill Could Adversely Affect Our Results of Operations

Charges associated with impairments of our goodwill could adversely affect our financial condition and results of operations.  Goodwill is reviewed for impairment annually or more frequently if certain impairment indicators arise or upon the disposition of a significant portion of a reporting unit.  The review compares the fair value for each reporting unit to its associated book value including goodwill.  A decrease in the fair value associated with a reporting unit resulting from, among other things, unfavorable changes in the estimated future discounted cash flow of the reporting unit, may require us to recognize impairments of goodwill.

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

	Analog	Embedded Processing	Wireless
Dallas, Texas	X	X	X
Sherman, Texas(1)	X
Houston, Texas	X	X
Miho, Japan	X	X	X
Kuala Lumpur, Malaysia(1)	X	X
Freising, Germany	X	X	X
Baguio, Philippines(1)	X	X	X
Taipei, Taiwan(1)	X	X	X
Hiji, Japan(1)	X	X	X
Tucson, Arizona(1)	X
Bangalore, India(1)	X	X	X
Nice, France(1)	X		X
Aguascalientes, Mexico(2)	X
Pampanga (Clark), Philippines(1)	X	X	X
Tokyo, Japan(2)	X	X	X

_______
(1)	Portions of the facilities are leased and owned.

(2)	Leased.

Our facilities in the United States contained approximately 14.1 million square feet at December 31, 2009, of which approximately 1.7 million square feet were leased.  Our facilities outside the United States contained approximately 6.8 million square feet at December 31, 2009, of which approximately 1.5 million square feet were leased.

At the end of 2009, we occupied substantially all of the space in our facilities.

Leases covering our currently occupied leased facilities expire at varying dates generally within the next 7 years.  We believe our current properties are suitable and adequate for both their intended purpose and our current and foreseeable future needs.

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

The information contained under the caption “Common stock prices and dividends” on page 47 of TI’s 2009 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2009, on page 34 of such annual report are incorporated herein by reference to such annual report.

The following table shows our repurchases of our common stock in the fourth quarter of 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 through October 31, 2009	14,773,300	$23.68	14,773,300	$2.60 billion
November 1 through November 30, 2009	70,000	$18.67	70,000	$2.60 billion
December 1 through December 31, 2009	220,000	$18.70	220,000	$2.59 billion

Total	15,063,300	$23.59	15,063,300(2)(3)	$2.59 billion(3)

_______
(1)
All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2007.  No expiration date has been specified for this authorization.

(2)
The purchases in October were made through open-market purchases.  The purchases in November and December were made through a privately negotiated forward purchase contract with a non-affiliated financial institution.  The forward purchase contract was designed to minimize the impact on our earnings from the effect of stock market value fluctuations on the portion of our deferred compensation obligations denominated in TI stock.

(3)	The table includes the purchase of 220,000 shares for which trades were settled in the first three business days of January 2010.

ITEM 6.	Selected Financial Data.

The “Summary of selected financial data” for the years 2005 through 2009, which appears on page 34 of TI’s 2009 annual report to stockholders, is incorporated herein by reference to such annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s discussion and analysis of financial condition and results of operations” on pages 35 through 45 of TI’s 2009 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information concerning market risk contained on page 45 of TI’s 2009 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the report thereon of the independent registered public accounting firm, on pages 2 through 31 of TI’s 2009 annual report to stockholders, are incorporated herein by reference to such annual report.

The “Quarterly financial data” on page 46 of TI’s 2009 annual report to stockholders is also incorporated herein by reference to such annual report.

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

Internal Control over Financial Reporting

Management’s assessment of our internal control over financial reporting is contained in the report by management on internal control over financial reporting on page 32 of our 2009 annual report to stockholders and is incorporated herein by reference to such annual report.

The report of independent registered public accounting firm on internal control over financial reporting opining on our internal control over financial reporting is contained on page 33 of our 2009 annual report to stockholders and is incorporated herein by reference to such annual report.

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of directors” in our proxy statement for the 2010 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to directors’ business experience, which is contained under the caption “Board diversity and nominee qualifications” in our proxy statement for the 2010 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to the company’s audit committee financial expert contained under the caption “Board organization” in our proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information with respect to Section 16(a) beneficial ownership reporting compliance contained under the caption of the same name in our proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

A list of our executive officers and their biographical information appears in Part I, Item 1 of this report.

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

The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information about the company’s equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	108,126,713	(1)	$ 34.01	(2)	111,477,709	(3)
Equity compensation plans not approved by security holders	81,713,825	(4)	$ 25.51	(2)	0
Total	189,840,538	(5)	$ 30.50		111,477,709

(1)
Includes shares of TI common stock to be issued under the Texas Instruments 2009 Long-Term Incentive Plan and predecessor plans, the Texas Instruments 2009 Director Compensation Plan and the TI Employees 2005 Stock Purchase Plan.

Also includes the following:

•
957,073 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Burr-Brown Corporation 1993 Stock Incentive Plan, a plan approved by the stockholders of Burr-Brown Corporation. The options were assumed by the company in connection with the acquisition of Burr-Brown Corporation; and

•
10,391 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Radia Communications, Inc. 2000 Stock Option/Stock Issuance Plan, a plan approved by the stockholders of Radia Communications, Inc. The options were assumed by the company in connection with the acquisition of Radia.

(2)
Restricted stock units and stock units credited to directors’ deferred compensation accounts are settled in shares of TI common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

(3)
Shares of TI common stock available for issuance under the Texas Instruments 2009 Long-Term Incentive Plan, the Texas Instruments 2009 Director Compensation Plan and the TI Employees 2005 Stock Purchase Plan.

(4)
Includes shares to be issued under the Texas Instruments 2003 Long-Term Incentive Plan.  This plan was replaced by the Texas Instruments 2009 Long-Term Incentive Plan, which was approved by stockholders, and no further grants may be made under it.

Also includes shares to be issued under the Texas Instruments Directors Deferred Compensation Plan, the Texas Instruments Restricted Stock Unit Plan for Directors and the Texas Instruments Stock Option Plan for Non-Employee Directors. These plans were replaced by the Texas Instruments 2003 Director Compensation Plan, (which was replaced by the stockholder-approved 2009 Director Compensation Plan), and no further grants may be made under them.

(5)
Includes 174,713,222 shares for issuance upon exercise of outstanding grants of options, 14,409,002 shares for issuance upon vesting of outstanding grants of restricted stock units, 579,681 shares for issuance under the TI Employees 2005 Stock Purchase Plan and 138,633 shares for issuance in settlement of directors’ deferred compensation accounts.

Security Ownership of Certain Beneficial Owners and Management

The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Related person transactions” in the company’s proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information contained under the caption “Director independence” in the company’s proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

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

3(f)	Certificate of Elimination of Designations of Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(f) to the Registrant’s Annual Report on Form 10-K for the year 1993).

3(g)	Certificate of Ownership and Merger merging Tiburon Systems, Inc. into the Registrant (incorporated by reference to Exhibit 4(g) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

3(h)	Certificate of Ownership and Merger merging Tartan, Inc. into the Registrant (incorporated by reference to Exhibit 4(h) to the Registrant’s Registration Statement No. 333-41919 on Form S-8).

Designation of Exhibit in this Report	Description of Exhibit

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

3(t)	Certificate of Elimination of Series B Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated June 23, 2008).

3(u)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated July 18, 2008).

10(a)(i)	TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a) to the Registrant’s Current Report on Form 8-K dated January 1, 2009).*

10(a)(ii)	Amendment No. 1 to the TI Deferred Compensation Plan.*

Designation of Exhibit in this Report	Description of Exhibit

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

10(e)
Texas Instruments 2000 Long-Term Incentive Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10(f)
Texas Instruments 2003 Long-Term Incentive Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10(g)
Texas Instruments Executive Officer Performance Plan as amended September 17, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

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

10(k)
Texas Instruments 2003 Director Compensation Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

Designation of Exhibit in this Report	Description of Exhibit

10(l)	Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan.*

10(m)	Form of Restricted Stock Unit Agreement under the Texas Instruments 2009 Long-Term Incentive Plan.*

10(n)
Asset and Stock Purchase Agreement dated as of January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 8, 2006).

10(o)
Texas Instruments 2009 Long-Term Incentive Plan as amended September 17, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10(p)	Texas Instruments 2009 Director Compensation Plan as amended December 3, 2009.

13	Portions of Registrant’s 2009 Annual Report to Stockholders incorporated by reference herein.

21	List of Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101.ins	Instance Document**

101.sch	XBRL Taxonomy Schema**

101.cal	XBRL Taxonomy Calculation Linkbase**

101.lab	XBRL Taxonomy Labels Linkbase**

101.pre	XBRL Taxonomy Presentation Linkbase**

101.def	XBRL Taxonomy Definitions Document**

*	Management compensation plans and arrangements.
**   Furnished, not filed.

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

•
Changes in laws and regulations to which TI or its suppliers are or may become subject, such as those imposing fees or reporting or substitution costs relating to the discharge of emissions into the environment or the use of certain raw materials in our manufacturing processes;

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from our forecasts;

•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

•	The ability of TI and its customers and suppliers to access their bank accounts and lines of credit or otherwise access the capital markets;

•	Impairments of our non-financial assets;

•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;

•	TI’s ability to recruit and retain skilled personnel; and

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services.

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
Kevin P. March
Senior Vice President,
Chief Financial Officer
and Chief Accounting Officer

Date: February 23, 2010

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2009, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February 2010.

Signature	Title

/s/ James R. Adams	Director
James R. Adams

/s/ David L. Boren	Director
David L. Boren

/s/ Daniel A. Carp	Director
Daniel A. Carp

/s/ Carrie S. Cox	Director
Carrie S. Cox

/s/ David R. Goode	Director
David R. Goode

/s/ Stephen P. MacMillan	Director
Stephen P. MacMillan

/s/ Pamela H. Patsley	Director
Pamela H. Patsley

/s/ Wayne R. Sanders	Director
Wayne R. Sanders

/s/ Ruth J. Simmons	Director
Ruth J. Simmons

/s/ Richard K.Templeton	Chairman of the Board; Director; President and
Richard K. Templeton	Chief Executive Officer

/s/ Christine Todd Whitman	Director
Christine Todd Whitman

/s/ Kevin P. March	Senior Vice President; Chief Financial Officer;
Kevin P. March	Chief Accounting Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
(Item 15(a))

Page Reference in 2009 Annual Report to Stockholders
Information incorporated by reference to the Registrant’s 2009 annual report to stockholders

Consolidated financial statements:

Income for each of the three years in the period ended December 31, 2009	2

Comprehensive income for each of the three years in the period ended December 31, 2009	3

Balance sheets at December 31, 2009 and 2008	4

Cash flows for each of the three years in the period ended December 31, 2009	5

Stockholders’ equity for each of the three years in the period ended December 31, 2009	6

Notes to financial statements	7

Report of independent registered public accounting firm	31

Report by management on internal control over financial reporting	32

Report of independent registered public accounting firm on internal control over financial reporting	33

Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.