Form 10-Q
period 2010-03-31
TEXAS INSTRUMENTS INC
filed 2010-04-30
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐   No ☒
1,222,226,383
Number of shares of Registrant’s common stock outstanding as of
March 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended March 31,
	2010	2009

Revenue	$3,205	$2,086
Cost of revenue	1,516	1,280
Gross profit	1,689	806
Research and development	370	386
Selling, general and administrative	359	305
Restructuring expense	10	105
Operating profit	950	10
Other income (expense) net	7	5
Income before income taxes	957	15
Provision (benefit) for income taxes	299	(2)
Net income	$658	$17

Earnings per common share:
Basic	$.53	$.01
Diluted	$.52	$.01

Average shares outstanding (millions):
Basic	1,233	1,275
Diluted	1,246	1,277

Cash dividends declared per share of common stock	$.12	$.11

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended March 31,
	2010	2009

Net income	$658	$17
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains, net of taxes	1	9
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	(24)	31
Reclassification of recognized transactions, net of taxes	17	12
Prior service cost of defined benefit plans:
Adjustment, net of taxes	--	(3)
Total	(6)	49
Total comprehensive income	$652	$66

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,217	$1,182
Short-term investments	1,574	1,743
Accounts receivable, net of allowances of ($20) and ($23)	1,526	1,277
Raw materials	95	93
Work in process	812	758
Finished goods	369	351
Inventories	1,276	1,202
Deferred income taxes	556	546
Prepaid expenses and other current assets	174	164
Total current assets	6,323	6,114
Property, plant and equipment at cost	6,763	6,705
Less accumulated depreciation	(3,601)	(3,547)
Property, plant and equipment, net	3,162	3,158
Long-term investments	641	637
Goodwill	926	926
Acquisition-related intangibles	111	124
Deferred income taxes	893	926
Capitalized software licenses, net	219	119
Overfunded retirement plans	54	64
Other assets	41	51
Total assets	$12,370	$12,119

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$556	$503
Accrued expenses and other liabilities	756	841
Income taxes payable	317	128
Accrued profit sharing and retirement	90	115
Total current liabilities	1,719	1,587
Underfunded retirement plans	425	425
Deferred income taxes	68	67
Deferred credits and other liabilities	353	318
Total liabilities	2,565	2,397

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: March 31, 2010 -- 1,739,818,725; December 31, 2009 -- 1,739,811,721	1,740	1,740
Paid-in capital	1,095	1,086
Retained earnings	22,573	22,066
Less treasury common stock at cost. Shares: March 31, 2010 -- 517,592,342; December 31, 2009 -- 499,693,704	(14,976)	(14,549)
Accumulated other comprehensive income (loss), net of taxes	(627)	(621)
Total stockholders’ equity	9,805	9,722
Total liabilities and stockholders’ equity	$12,370	$12,119

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)

	For Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$658	$17
Adjustments to net income:
Depreciation	211	230
Stock-based compensation	47	50
Amortization of acquisition-related intangibles	13	10
Deferred income taxes	(11)	3
Increase (decrease) from changes in:
Accounts receivable	(251)	(218)
Inventories	(74)	279
Prepaid expenses and other current assets	(10)	8
Accounts payable and accrued expenses	(66)	(119)
Income taxes payable	203	49
Accrued profit sharing and retirement	(23)	(97)
Other	13	39
Net cash provided by operating activities	710	251

Cash flows from investing activities:
Additions to property, plant and equipment	(219)	(43)
Purchases of short-term investments	(599)	(220)
Sales and maturities of short-term investments	768	729
Purchases of long-term investments	(2)	(2)
Redemptions and sales of long-term investments	1	3
Acquisitions, net of cash acquired	--	(104)
Net cash (used in) provided by investing activities	(51)	363

Cash flows from financing activities:
Dividends paid	(149)	(141)
Sales and other common stock transactions	29	18
Stock repurchases	(504)	(101)
Net cash used in financing activities	(624)	(224)

Net increase in cash and cash equivalents	35	390
Cash and cash equivalents, beginning of period	1,182	1,046
Cash and cash equivalents, end of period	$1,217	$1,436

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of business and significant accounting policies and practices. Texas Instruments (TI) designs and makes semiconductors that we sell to electronics designers and manufacturers; about 80,000 customers all over the world buy our products.

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended March 31, 2010 and 2009, and the balance sheet as of March 31, 2010, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2009, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2009.  The results for the three-month period are not necessarily indicative of a full year’s results.

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

The results of operations of this acquisition have been included in our financial statements from the acquisition date.

Use of Derivatives and Hedging – We use derivative financial instruments to manage exposure to foreign exchange risk.  These instruments are primarily forward foreign currency exchange contracts that are used as economic hedges to reduce the earnings impact exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures or for specified non-U.S. dollar forecasted transactions.  Gains and losses from changes in the fair value of these forward foreign currency exchange contracts are credited or charged to other income (expense) net (OI&E).  We do not use derivatives for speculative or trading purposes. We do not apply hedge accounting to our foreign currency derivative instruments.

Fair Values of Financial Instruments – The fair values of our derivative financial instruments were not significant at March 31, 2010.  Our investments in cash equivalents, short-term investments and certain long-term investments are carried at fair value and are disclosed in Note 5.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.

Changes in Accounting Standards – In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010 - 06 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010. We have included these new disclosures, as applicable, in Note 5.

2.
Restructuring activities.  In October 2008, we announced actions to reduce expenses in our Wireless segment, especially our baseband operation.  In January 2009, we announced actions that included broad-based employment reductions to align our spending with weakened demand.  Combined, these actions eliminated about 3,900 jobs; they were completed in 2009.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	Severance and Benefits		Impairments and Other Charges	Total

Accrual at December 31, 2009	$84		$10	$94

Restructuring expense	10		--	10
Non-cash charges	(10	)*	--	(10)
Payments	(40)		--	(40)
Remaining accrual at March 31, 2010	$44		$10	$54

* Reflects postretirement benefit plan settlement charges.

The accrual balances above are a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our balance sheets, depending on the expected timing of payment.

Restructuring expense recognized by segment from the actions above is as follows:

	For Three Months Ended March 31,
	2010	2009

Analog	$4	$40
Embedded Processing	2	19
Wireless	3	34
Other	1	12
Total	$10	$105

3.
Income taxes.  Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  The rate is based on current tax law and for 2010 does not assume reinstatement of the federal research tax credit, which expired at the end of 2009.  As of March 31, 2010, the estimated annual effective tax rate for 2010 is about 31 percent, which differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates.

4.
Earnings per share (EPS).    Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock units (RSUs), are considered to be participating securities and the two-class method is used for purposes of calculating EPS.  Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.

Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended			For Three Months Ended
	March 31, 2010			March 31, 2009
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS:
Net Income	$658			$17
Less income allocated to RSUs	(8)			--
Income allocated to common stock for basic EPS calculation	$650	1,233	$.53	$17	1,275	$.01

Adjustment for dilutuve shares:
Stock-based compensation plans		13			2

Diluted EPS:
Net Income	$658			$17
Less income allocated to RSUs	(8)			--
Income allocated to common stock for diluted EPS calculation	$650	1,246	$.52	$17	1,277	$.01

Options to purchase 101 million and 167 million shares of common stock that were outstanding during the first quarters of 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

5.	Valuation of debt and equity investments and certain liabilities.

Debt and equity investments

We classify our investments as available-for-sale, trading, equity method or cost method.  Most of our investments are classified as available-for-sale.

Available-for-sale securities consist primarily of money market funds and debt securities.  Available-for-sale securities are stated at fair value, which is generally based on market prices, broker quotes or, when necessary, financial models (see fair value discussion below).  We record other-than-temporary losses (impairments) on these securities in OI&E, and all other unrealized gains and losses as an increase or decrease, net of taxes, in accumulated other comprehensive income (AOCI).

Trading securities are stated at fair value based on market prices.  Our trading securities consist exclusively of mutual funds that hold a variety of debt and equity investments intended to generate returns that offset changes in certain deferred compensation liabilities.  We record changes in the fair value of our trading securities and the related deferred compensation liabilities in selling, general and administrative expense.

Our other investments are not measured at fair value but are accounted for using either the equity method or cost method.  These investments consist of interests in venture capital funds and other non-marketable equity securities.  Gains or losses from equity method investments are reflected in OI&E based on our ownership share of the investee’s financial results.  Gains and losses on cost method investments are recorded in OI&E when realized or when an impairment of the investment’s value is warranted based on our assessment of the recoverability of each investment. We determine cost or amortized cost, as appropriate, on a specific identification basis.

Details of our investments by class and related unrealized gains and losses included in AOCI are as follows:

	March 31, 2010			December 31, 2009
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Measured at fair value:
Available-for-sale
Money market funds	$250	$--	$--	$563	$--	$--
Corporate obligations	50	518	--	100	438	--
U.S. government agency and Treasury securities	700	1,056	--	360	1,305	--
Auction-rate securities	--	--	457	--	--	458

Trading
Mutual funds	--	--	126	--	--	123
Total	$1,000	$1,574	$583	$1,023	$1,743	$581

Other measurement basis:
Equity method investments	$--	$--	$35	$--	$--	$33
Cost method investments	--	--	23	--	--	23
Cash on hand	217	--	--	159	--	--
Total	$1,217	$1,574	$641	$1,182	$1,743	$637

Amounts included in AOCI from available-for-sale securities:
Unrealized gains (pre-tax)	$--	$2	$--	$--	$1	$--
Unrealized losses (pre-tax)	$--	$--	$31	$--	$--	$32

As of March 31, 2010, about 70 percent of our investments in the corporate obligations shown above are insured by either the Federal Deposit Insurance Corporation (FDIC) or the U.K. government.

As of March 31, 2010 and December 31, 2009, unrealized losses included in AOCI were associated with auction-rate securities.

As of March 31, 2010, we have determined that our available-for-sale investments with unrealized losses are not other-than-temporarily impaired.  We expect to recover the entire cost basis of these securities.  We do not intend to sell these investments, nor do we expect to be required to sell these investments before a recovery of the cost basis.  For the three months ended March 31, 2010 and 2009, we did not recognize in earnings any credit losses related to these investments.

For the three months ended March 31, 2010 and 2009, the proceeds from sales of available-for-sale securities prior to their scheduled maturities were $696 million and $588 million, respectively.  Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in money market funds and debt securities classified as available-for-sale at March 31, 2010:

Due	Fair Value

One year or less	$2,198
One to three years	376
Greater than three years (auction-rate securities)	457

Fair value

We measure and report our financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The three-level hierarchy discussed below indicates the extent and level of judgment used to estimate fair value measurements.

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

Our Level 2 assets consist of corporate obligations and some U.S. government agency securities. We use a market approach to determine the fair value, primarily utilizing unadjusted quotes obtained from brokers or dealers based on observable prices for similar assets in active markets.

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models that utilize management estimates of market participant assumptions.

We own auction-rate securities that are classified as Level 3 assets.  Auction-rate securities are debt instruments with variable interest rates that historically would periodically reset through an auction process.  There is currently no active market for auction-rate securities, so we use a discounted cash flow (DCF) model to determine the estimated fair value of these investments as of each quarter end.  The assumptions used in preparing the DCF model include estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions we consider relevant factors including: the formula for each security that defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans and additional credit enhancements provided through other means; and, publicly available pricing data for student loan asset-backed securities that are not subject to auctions.  Our estimate of the rate of return required by investors to own these securities also considers the reduced liquidity for auction-rate securities.

To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future.  The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities.  Meanwhile, issuers continue to repay principal over time from cash flows prior to final maturity, or make final payments when they come due according to contractual maturities ranging from 13 to 37 years.  All of our auction-rate securities are backed by pools of student loans substantially guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee.  As of March 31, 2010, all of these securities were rated AAA or Aaa by at least one of the major rating agencies.  One security (with a par value of $25 million) also had a long-term credit rating below AAA/Aaa and it was rated AAA/B3.  While our ability to liquidate auction-rate investments is likely to be limited for some period of time, we do not believe this will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.  These tables do not include cash on hand, assets held by our postretirement plans or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	March 31,	Level	Level	Level
	2010	1	2	3

Assets:
Money market funds	$250	$250	$--	$--
Corporate obligations	568	50	518	--
U.S. government agency and Treasury securities	1,756	1,016	740	--
Auction–rate securities	457	--	--	457
Mutual funds	126	126	--	--
Total assets	$3,157	$1,442	$1,258	$457

Liabilities:
Contingent consideration	$17	$--	$--	$17
Deferred compensation	152	152	--	--
Total liabilities	$169	$152	$--	$17

	Fair Value
	December 31,	Level	Level	Level
	2009	1	2	3

Assets:
Money market funds	$563	$563	$--	$--
Corporate obligations	538	--	538	--
U.S. government agency and Treasury securities	1,665	911	754	--
Auction–rate securities	458	--	--	458
Mutual funds	123	123	--	--
Total assets	$3,347	$1,597	$1,292	$458

Liabilities:
Contingent consideration	$18	$--	$--	$18
Deferred compensation	154	154	--	--
Total liabilities	$172	$154	$--	$18

The liabilities in the tables above are a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our balance sheets, depending on the expected timing of payment.

The following table provides a reconciliation of changes in the fair values for Level 3 assets and liabilities. There were no transfers of assets or liabilities between the different fair-value levels during the periods presented.

	Level 3
Changes in fair value during the period (pre-tax):	Auction-rate securities	Contingent consideration

Beginning Balance, December 31, 2008	$482	$--
New contingent consideration	--	7
Reduction in unrealized loss - included in AOCI	12	--
Redemptions at par	(2)	--
Ending Balance, March 31, 2009	492	7

New contingent consideration	--	3
Change in fair value of contingent consideration - included in operating profit	--	8
Reduction in unrealized loss - included in AOCI	9	--
Redemptions at par	(43)	--
Ending Balance, December 31, 2009	458	18

Change in fair value of contingent consideration - included in operating profit	--	(1)
Reduction in unrealized loss - included in AOCI	1	--
Redemptions at par	(2)	--
Ending Balance, March 31, 2010	$457	$17

6.	Postretirement benefit plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended March 31,	2010	2009	2010	2009	2010	2009

Service cost	$5	$5	$1	$1	$9	$11
Interest cost	12	13	7	7	15	15
Expected return on plan assets	(13)	(12)	(6)	(7)	(18)	(16)
Amortization of prior service cost	--	--	--	--	(1)	(1)
Recognized net actuarial loss	5	4	3	2	7	10
Net periodic benefit cost	$9	$10	$5	$3	$12	$19

Settlement charges	10	--	--	--	--	--
Curtailment charges	--	--	--	2	--	--
Special termination benefit charges	--	6	--	--	--	--
Total, including charges	$19	$16	$5	$5	$12	$19

7.
Contingencies.  We routinely sell products with an intellectual property indemnification included in the terms of sale.  Historically, we have had only minimal, infrequent losses associated with these indemnities.  Consequently, we cannot reasonably estimate or accrue for any future liabilities that may result.

We accrue for known product-related claims if a loss is probable and can be reasonably estimated.  During the periods presented, there have been no material accruals or payments regarding product warranty or product liability. Historically, we have experienced a low rate of payments on product claims.  Although we cannot predict the likelihood or amount of any future claims, we do not believe they will have a material adverse effect on our financial condition, results of operations or liquidity.  Consistent with general industry practice, we enter into formal contracts with certain customers that include negotiated warranty remedies.  Typically, under these agreements, our warranty for semiconductor products includes:  three years coverage; an obligation to repair, replace or refund; and a maximum payment obligation tied to the price paid for our products.  In some cases, product claims may exceed the price of our products.  From time to time, we also negotiate contingent consideration payment arrangements associated with certain acquisitions, which are recorded at fair value.

We are subject to various legal and administrative proceedings.  Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

Discontinued Operations Indemnity – In connection with the 2006 sale of the former Sensors & Controls business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities.  Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are generally subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million. We have not made any indemnity payments related to this matter and do not expect that any potential payments related to this indemnity obligation would have a material adverse effect on our financial condition, results of operations or liquidity in future periods.

8.
Segment data.  In the first quarter of 2010, we transferred a low-power wireless product line from the Analog segment to the Wireless segment.  All segment results for prior periods have been restated to conform to this new presentation.

	For Three Months Ended March 31,
	2010	2009
Segment Revenue

Analog	$1,367	$802
Embedded Processing	440	316
Wireless	717	563
Other	681	405
Total revenue	$3,205	$2,086

	For Three Months Ended March 31,
	2010	2009
Segment Operating Profit (Loss)

Analog	$398	$(26)
Embedded Processing	73	2
Wireless	158	(22)
Other	321	56
Total operating profit	$950	$10

See Note 2 for restructuring expenses impacting segment results for the three months ended March 31, 2010 and 2009.

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

Analog

Analog semiconductors change real-world signals – such as sound, temperature, pressure or images – by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as digital signal processors (DSPs).  Analog semiconductors are also used to manage power distribution and consumption.  Sales to our Analog segment’s nearly 80,000 customers generated about 40 percent of our revenue in 2009. According to external sources, the worldwide market for analog semiconductors was about $32 billion in 2009.  Our Analog segment’s revenue in 2009 was $4.2 billion, or about 13 percent of this market, the leading position.  We believe that we are well-positioned to increase our market share over time.

Our Analog product lines are: high-volume analog & logic, high-performance analog and power management.

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

Wireless

Smart phones (phones which contain computing capability) are a rapidly growing portion of the cell phone market.  These devices require an applications processor to run the phone’s software and services, and other semiconductors to enable connectivity through means other than the cellular network (for example, Bluetooth® devices, WiFi networks or GPS location services).

We concentrate our Wireless investments on our OMAPTM applications processors and connectivity products.  These products are central to smart phones and offer growth opportunities with a broad set of customers.

We have discontinued investment in baseband chips, a market with shrinking competitive barriers and slowing growth rates.  We expect substantially all of our baseband revenue, which was $1.73 billion in 2009, to cease by the end of 2012.

Wireless products are typically sold in high volumes, and our Wireless portfolio includes both standard products and custom products.  Sales of Wireless products generated about 25 percent of our revenue in 2009, and a significant portion of our Wireless sales were to a single customer.

Other

Our Other segment includes revenue from sales from our smaller semiconductor product lines and of our handheld graphing and scientific calculators, as well as royalties received for our patented technology that we license to other electronics companies.  The semiconductor products in our Other segment include DLP® products (primarily used in projectors to create high-definition images) and custom semiconductors known as application-specific integrated circuits (ASICs).  This segment generated about 20 percent of our revenue in 2009.

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

Product cycle

The global semiconductor market is characterized by constant, though generally incremental, advances in product designs and manufacturing processes.  Semiconductor prices and manufacturing costs tend to decline over time as manufacturing processes and product life cycles mature.  Typically, new chips are produced in limited quantities at first and then ramp to high-volume production over time.  Consequently, new products tend not to have a significant revenue impact for one or more quarters after their introduction.  In the results discussions below, changes in our shipments are caused by changing demand for our products unless otherwise noted.

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

Tax considerations

We operate in a number of tax jurisdictions and are subject to several types of taxes including those that are based on income, capital, property and payroll, as well as sales and other transactional taxes.  The timing of the final determination of our tax liabilities varies by jurisdiction and taxing authority.  As a result, during any particular reporting period, we might reflect in our financial statements one or more tax refunds or assessments, or changes to tax liabilities, involving one or more taxing authorities.

First-Quarter 2010 results

Our first-quarter revenue was $3.21 billion, net income was $658 million and earnings per share were 52 cents.

To support our expected growth, we invested in new manufacturing capacity for both wafer fabs and assembly/test facilities during the downturn in 2009. The strategic investments we’ve made over the years are delivering strong growth and market share gains.  This was the fourth quarter of excellent sequential revenue increases, with the combined revenue of our Analog and Embedded Processing businesses setting a new record level.

Momentum continues into the second quarter as demand for our products remains strong, and we add more manufacturing capacity to support our customers.  Production output is at an all-time high, and capacity will increase each quarter in 2010 as we add 200-millimeter equipment purchased last year and as we ramp the industry’s first 300-millimeter Analog facility, from which we will start shipments in the fourth quarter.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Statements of Income
(In millions, except per-share amounts)

	For Three Months Ended
	Mar. 31, 2010	Mar. 31, 2009	Dec. 31, 2009

Revenue	$3,205	$2,086	$3,005
Cost of revenue	1,516	1,280	1,416
Gross profit	1,689	806	1,589
Research and development (R&D)	370	386	355
Selling, general and administrative (SG&A)	359	305	347
Restructuring expense	10	105	12
Operating profit	950	10	875
Other income (expense) net	7	5	6
Income before income taxes	957	15	881
Provision (benefit) for income taxes	299	(2)	226
Net income	$658	$17	$655

Earnings per common share:
Basic	$.53	$.01	$.52
Diluted	$.52	$.01	$.52

Average shares outstanding (millions):
Basic	1,233	1,275	1,243
Diluted	1,246	1,277	1,257

Cash dividends declared per share of common stock	$.12	$.11	$.12

Percentage of revenue:
Gross profit	52.7%	38.6%	52.9%
R&D	11.5%	18.5%	11.8%
SG&A	11.2%	14.6%	11.5%
Operating profit	29.7%	0.5%	29.1%

Details of financial results

Revenue for the first quarter of 2010 was $3.21 billion, an increase of $1.12 billion, or 54 percent, from the year-ago quarter, and $200 million, or 7 percent from the prior quarter.  Revenue in all segments increased over the year-ago quarter primarily due to increased shipments across a broad range of products.  We typically have slightly lower revenue in the first quarter compared to the prior quarter due to seasonality.  However, this quarter our higher revenue reflected strength in a broad spectrum of markets, except for Wireless.  The decrease in Wireless revenue was primarily due to seasonally lower shipments of baseband products.

Gross profit for the first quarter of 2010 was $1.69 billion, or 52.7 percent of revenue, an increase of $883 million, or 110 percent, from the year-ago quarter.  Gross profit increased $100 million, or 6 percent, from the prior quarter.  The increase in gross profit in both comparisons was primarily due to higher revenue. The comparison with the year-ago quarter also benefited from a $170 million favorable impact from higher utilization of our fixed-cost manufacturing assets.  Our gross margin decreased from the prior quarter as utilization remained about even and compensation-related expenses increased.

Operating expenses for the first quarter of 2010 were $370 million for R&D and $359 million for SG&A.  R&D expense decreased $16 million, or 4 percent, from a year ago primarily due to lower Wireless baseband product development costs, partially offset by higher compensation-related costs.  R&D expense increased $15 million, or 4 percent, from the prior quarter due to higher compensation-related costs.  SG&A expense increased $54 million, or 18 percent, from the year-ago quarter, primarily due to higher compensation-related costs and, to a lesser extent, increased investments in sales and marketing activities.  Compared with the prior quarter SG&A expense increased $12 million, or 3 percent, from the prior quarter, due to higher compensation-related costs.

Restructuring costs in the first quarter of 2010 were $10 million, reflecting settlements of U.S. pension plan benefits for employees affected by actions taken in 2008 and 2009. This compares with $105 million in the year-ago quarter and $12 million in the previous quarter.  The restructuring costs in the first quarter of 2009 were primarily for severance and benefits costs.  These actions were completed in 2009 (see Note 2 to the Financial Statements for a detailed discussion of these charges and payments made during the quarter).

For the first quarter of 2010, our operating profit was $950 million, or 29.7 percent of revenue, compared with $10 million, or 0.5 percent of revenue, for the year-ago quarter, and $875 million, or 29.1 percent of revenue, for the previous quarter.  The increase in operating profit from a year ago was due to higher gross profit, and to a lesser extent, lower restructuring charges.  The increase from the prior quarter was also due to higher gross profit, which more than offset higher operating expenses.

As of March 31, 2010, the estimated annual effective tax rate for 2010 is expected to be about 31 percent (see Note 3 to the Financial Statements for additional information). The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2009.

Quarterly income taxes are calculated using the estimated annual effective tax rate.

For the first quarter of 2010 our tax provision was $299 million, compared with a net tax benefit of $2 million in the year-ago quarter and a tax provision of $226 million in the previous quarter. The increase in the tax provision from both periods was primarily due to higher income before income taxes.

In the first quarter of 2010, our net income was $658 million, compared with net income of $17 million for the year-ago quarter and $655 million for the prior quarter. Earnings per share were $0.52, compared with $0.01 per share for the year-ago quarter and $0.52 per share for the prior quarter.

Orders in the first quarter were $3.64 billion, an increase of 66 percent from the year-ago quarter when orders were unusually weak as customers reduced their inventory in response to the slowing global economy. Compared with the prior quarter, orders were up 12 percent.

Segment results

All periods have been restated to reflect the transfer of a low-power wireless product line from our Analog segment to our Wireless segment. During 2009, revenue from this product line was $68 million, and it operated at a loss of $17 million.

Analog

	1Q10	1Q09	1Q10 vs. 1Q09	4Q09	1Q10 vs. 4Q09
Revenue	$1,367	$802	70%	$1,263	8%
Operating profit (loss) *	398	(26)	--%	383	4%
Operating profit (loss) % of revenue	29.1%	(3.2%)		30.3%

*Includes restructuring expenses of	$4	$40		$6

Analog revenue increased 70 percent from the year-ago quarter, primarily due to increased shipments in all major product areas, especially high-volume analog & logic and power management products. The higher revenue and associated gross profit resulted in an improvement in operating profit compared with the year-ago quarter. Revenue increased 8 percent from the prior quarter, due about equally to higher shipments in all three major product areas. Operating profit increased 4 percent from the previous quarter due to the increase in revenue and higher associated gross profit, partially offset by higher operating expenses.

Embedded Processing

	1Q10	1Q09	1Q10 vs. 1Q09	4Q09	1Q10 vs. 4Q09
Revenue	$440	$316	39%	$412	7%
Operating profit*	73	2	3,550%	89	-18%
Operating profit % of revenue	16.7%	0.6%		21.5%

*Includes restructuring expenses of	$2	$19		$3

Embedded Processing revenue increased 39 percent from the year-ago quarter and 7 percent from the prior quarter. These increases were primarily due to increased shipments of catalog products.  Shipments of automotive products also increased from the year-ago quarter, although to a lesser extent.  Compared to the year-ago quarter, operating profit increased due to the combination of higher revenue and associated higher gross profit. Operating profit was 18 percent lower than the previous quarter due to higher operating expenses as we increased investment in this segment.

Wireless

	1Q10	1Q09	1Q10 vs. 1Q09	4Q09	1Q10 vs. 4Q09
Revenue	$717	$563	27%	$758	-5%
Operating profit (loss) *	158	(22)	--%	181	-13%
Operating profit (loss) % of revenue	22.0%	(4.0%)		23.9%

*Includes restructuring expenses of	$3	$34		$1

Wireless revenue increased 27 percent from the year-ago quarter.  This increase was primarily due to increased shipments of connectivity products and, to a lesser extent, applications processor products. Also contributing to the segment’s revenue increase was baseband product revenue, as we shipped an increased proportion of higher-priced products. Compared with the prior quarter, revenue declined 5 percent due to lower shipments of baseband products. Baseband revenue for the first quarter of 2010 was $424 million, an increase of $24 million, or 6 percent, from the year-ago quarter and a seasonal decrease of $41 million, or 9 percent, from the prior quarter. The increase in Wireless operating profit compared with the year-ago quarter was primarily due to higher revenue and associated higher gross profit and, to a lesser extent, lower restructuring costs and lower operating expenses. Compared with the prior quarter, operating profit declined 13 percent due to lower revenue and lower associated gross profit.

Other

	1Q10	1Q09	1Q10 vs. 1Q09	4Q09	1Q10 vs. 4Q09
Revenue	$681	$405	68%	$572	19%
Operating profit*	321	56	473%	222	45%
Operating profit % of revenue	47.2%	13.8%		39.0%

*Includes restructuring expenses of	$1	$12		$2

Other revenue increased 68 percent from the year-ago quarter, primarily due to higher shipments of DLP products and higher royalties.  Also contributing to the increase, to a lesser extent, were increased shipments of custom ASIC products and calculators.  Compared with the prior quarter, revenue increased 19 percent due to increased royalties and increased shipments of, in decreasing order, custom ASIC products, DLP products and calculators. Operating profit for the first quarter of 2010 increased from both the year-ago quarter and the prior quarter due to higher revenue and higher associated gross profit.

Financial condition

At the end of the first quarter of 2010, total cash (cash and cash equivalents plus short-term investments) was $2.79 billion.  This was $134 million lower than at the end of 2009.

Accounts receivable were $1.53 billion at the end of the quarter.  This was an increase of $249 million from the end of 2009. Days sales outstanding were 43 at the end of the quarter compared with 38 at the end of 2009.  The increase in accounts receivable was primarily the result of seasonally lower shipments in December, and to a lesser extent, higher first-quarter revenue.

Inventory was $1.28 billion at the end of the quarter.  This was an increase of $74 million from the end of 2009.  Days of inventory at the end of the first quarter were 76, unchanged from the end of 2009.

Liquidity and capital resources

Our sources of liquidity are our cash flows from operations, cash and cash equivalents, short-term investments and revolving credit facilities.  Our primary source of liquidity is cash flow from operations. Cash flow from operations for the first quarter of 2010 was $710 million, an increase of $459 million from the year-ago period.  This increase was due to the increase in net income, partially offset by changes in working capital, primarily for inventory.

We have $1.22 billion of cash and cash equivalents and $1.57 billion of short-term investments as of March 31, 2010.  We have a multi-year $1 billion revolving credit facility.  We also have a non-U.S. revolving credit facility of $175 million that expires in November 2010.  As of March 31, 2010, these credit facilities were not being utilized.

Investing activities used cash of $51 million, compared with providing cash of $363 million in the year-ago period. Capital expenditures in the first quarter of 2010 totaled $219 million.  This was an increase of $176 million from a year ago primarily due to increased expenditures for assembly/test manufacturing equipment, and to a lesser extent, for analog wafer manufacturing equipment.  In the year-ago quarter, net reductions in short-term investments from purchases, sales and maturities provided cash of $509 million compared with $169 million in the current quarter.

Net cash used in financing activities was $624 million, compared with $224 million in the year-ago period.  We used $504 million of cash in the first quarter of 2010 to repurchase 20.6 million shares of our common stock and paid dividends of $149 million.  In the same period last year we used $101 million of cash to repurchase 6.6 million shares of common stock and paid $141 million in dividends.

In 2010, we expect: an annual effective tax rate of about 31 percent; R&D expense of $1.5 billion; capital expenditures of $0.9 billion; and depreciation of $0.9 billion.  The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2009.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.

Changes in accounting standards

See Note 1 to the Financial Statements for detailed information regarding the status of new accounting standards that are not yet effective for us.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on page 45 of Exhibit 13 to our Form 10-K for the year ended December 31, 2009, and is incorporated by reference to such exhibit.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2010	0	n/a	0		$2,595 million
February 1 through February 28, 2010	14,991,700	$24.46	14,991,700		$2,228 million
March 1 through March 31, 2010	5,414,300	$24.63	5,414,300	(2)	$2,095 million
Total	20,406,000	$24.50	20,406,000	(2)(3)	$2,095 million

(1)
All purchases during the quarter were made under an authorization to purchase up to $5 billion of additional shares of TI common stock, which was announced on September 21, 2007.  No expiration date has been specified for this authorization.

(2)	All purchases in the period were made through open-market purchases.

(3)
The table does not include the purchase of 220,000 shares pursuant to orders placed in the fourth quarter of 2009, for which trades were settled in the first three business days of the first quarter of 2010.  The purchase of these shares was reflected in this item in our report on Form 10-K for the year ended December 31, 2009.

ITEM 5. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.ins	Instance Document*
101.sch	XBRL Taxonomy Schema*
101.cal	XBRL Taxonomy Calculation Linkbase*
101.lab	XBRL Taxonomy Labels Linkbase*
101.pre	XBRL Taxonomy Presentation Linkbase*
101.def	XBRLTaxonomy Definitions Document*

*  Furnished, not filed

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

Date: April 30, 2010