Form 10-Q/A
period 2010-03-31
TEXAS INSTRUMENTS INC
filed 2010-05-03
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Large accelerated filer ☒		Accelerated filer 
Non-accelerated filer 	(Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   No ☒

1,222,226,383
Number of shares of Registrant’s common stock outstanding as of
March 31, 2010

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, is to correct two inadvertent errors related to the Exhibits table.  First, the Exhibits table was included as Item 5 in the report instead of Item 6.  Second, the Exhibits table inadvertently referenced an XBRL-related exhibit that was not required to be included.  The table below has been updated to delete the reference to the unnecessary XBRL-related exhibit.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Pursuant to Rule 12b-15, this Amendment is accompanied by Rule 13a-14(a) certifications, which are filed as exhibits hereto.

ITEM 5. Other Information.

Not applicable.

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
* Furnished, not filed, herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED
BY:	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer

Date: May 3, 2010