Form 10-Q
period 2010-06-30
TEXAS INSTRUMENTS INC
filed 2010-07-22
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-03761
_______________

TEXAS INSTRUMENTS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)
_______________

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 972-995-3773
_______________

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
Yes ☐   No ☒
1,195,195,435
Number of shares of Registrant’s common stock outstanding as of
June 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$3,496	$2,457	$6,701	$4,542
Cost of revenue	1,602	1,333	3,118	2,613
Gross profit	1,894	1,124	3,583	1,929
Research and development	392	369	761	755
Selling, general and administrative	378	327	737	631
Restructuring expense	17	85	28	190
Operating profit	1,107	343	2,057	353
Other income (expense) net	4	13	11	19
Income before income taxes	1,111	356	2,068	372
Provision for income taxes	342	96	641	95
Net income	$769	$260	$1,427	$277

Earnings per common share:
Basic	$.63	$.20	$1.15	$.22
Diluted	$.62	$.20	$1.14	$.22

Average shares outstanding (millions):
Basic	1,208	1,267	1,221	1,271
Diluted	1,221	1,272	1,234	1,275

Cash dividends declared per share of common stock	$.12	$.11	$.24	$.22

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$769	$260	$1,427	$277
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains, net of taxes	2	10	3	19
Reclassification of recognized transactions, net of taxes	--	1	--	1
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	(52)	49	(75)	80
Reclassification of recognized transactions, net of taxes	22	13	38	25
Prior service cost of defined benefit plans:
Adjustment, net of taxes	1	--	1	(3)
Reclassification of recognized transactions, net of taxes	--	(6)	--	(6)
Total	(27)	67	(33)	116
Total comprehensive income	$742	$327	$1,394	$393

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,138	$1,182
Short-term investments	1,167	1,743
Accounts receivable, net of allowances of ($21) and ($23)	1,715	1,277
Raw materials	98	93
Work in process	812	758
Finished goods	439	351
Inventories	1,349	1,202
Deferred income taxes	566	546
Prepaid expenses and other current assets	195	164
Total current assets	6,130	6,114
Property, plant and equipment at cost	6,831	6,705
Less accumulated depreciation	(3,591)	(3,547)
Property, plant and equipment, net	3,240	3,158
Long-term investments	557	637
Goodwill	926	926
Acquisition-related intangibles	97	124
Deferred income taxes	915	926
Capitalized software licenses, net	229	119
Overfunded retirement plans	22	64
Other assets	48	51
Total assets	$12,164	$12,119

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$542	$503
Accrued expenses and other liabilities	823	841
Income taxes payable	18	128
Accrued profit sharing and retirement	155	115
Total current liabilities	1,538	1,587
Underfunded retirement plans	470	425
Deferred income taxes	70	67
Deferred credits and other liabilities	331	318
Total liabilities	2,409	2,397
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: June 30, 2010 -- 1,739,888,675; December 31, 2009 -- 1,739,811,721	1,740	1,740
Paid-in capital	1,127	1,086
Retained earnings	23,194	22,066
Less treasury common stock at cost.
Shares: June 30, 2010 -- 544,693,240; December 31, 2009 -- 499,693,704	(15,652)	(14,549)
Accumulated other comprehensive income (loss), net of taxes	(654)	(621)
Total stockholders’ equity	9,755	9,722
Total liabilities and stockholders’ equity	$12,164	$12,119

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)

	For Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,427	$277
Adjustments to net income:
Depreciation	426	451
Stock-based compensation	96	97
Amortization of acquisition-related intangibles	25	22
Deferred income taxes	(18)	9
Increase (decrease) from changes in:
Accounts receivable	(439)	(334)
Inventories	(147)	316
Prepaid expenses and other current assets	4	(7)
Accounts payable and accrued expenses	(28)	(18)
Income taxes payable	(135)	(3)
Accrued profit sharing and retirement	43	(71)
Other	18	69
Net cash provided by operating activities	1,272	808

Cash flows from investing activities:
Additions to property, plant and equipment	(502)	(91)
Purchases of short-term investments	(1,212)	(563)
Sales and maturities of short-term investments	1,801	1,273
Purchases of long-term investments	(2)	(5)
Redemptions and sales of long-term investments	68	46
Acquisitions, net of cash acquired	--	(155)
Net cash provided by investing activities	153	505

Cash flows from financing activities:
Dividends paid	(296)	(280)
Sales and other common stock transactions	79	37
Excess tax benefit from share-based payments	2	--
Stock repurchases	(1,254)	(351)
Net cash used in financing activities	(1,469)	(594)

Net (decrease) increase in cash and cash equivalents	(44)	719
Cash and cash equivalents, beginning of period	1,182	1,046
Cash and cash equivalents, end of period	$1,138	$1,765

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of business and significant accounting policies and practices. Texas Instruments (TI) designs and makes semiconductors that we sell to electronics designers and manufacturers; about 80,000 customers all over the world buy our products.

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended June 30, 2010 and 2009, and the balance sheet as of June 30, 2010, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2009, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2009.  The results for the three-month and six-month periods are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Acquisitions – In the second quarter of 2009, we acquired Luminary Micro for net cash of $51 million and other consideration of $7 million. These operations were integrated into our Embedded Processing segment.

In the first quarter of 2009, we acquired CICLON Semiconductor Device Corporation for net cash of $104 million and other consideration of $7 million. These operations were integrated into our Analog segment.

The results of operations of these acquisitions have been included in our financial statements from their respective acquisition dates.

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

Fair Values of Financial Instruments – The fair values of our derivative financial instruments were not significant at June 30, 2010.  Our investments in cash equivalents, short-term investments and certain long-term investments are carried at fair value and are discussed in Note 5.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.

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

In April 2010, the FASB issued ASU No. 2010 - 17 – Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.  This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

2.
Restructuring activities.  In October 2008, we announced actions to reduce expenses in our Wireless segment, especially our baseband operation.  In January 2009, we announced actions that included broad-based employment reductions to align our spending with weakened demand.  Combined, these actions eliminated about 3,900 jobs; they were completed in 2009.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	Severance and Benefits		Impairments and Other Charges	Total

Remaining accrual at December 31, 2009	$84		$10	$94

Restructuring expense	28		--	28
Non-cash charges	(28	)*	--	(28)
Payments	(53)		(2)	(55)
Remaining accrual at June 30, 2010	$31		$8	$39

* Reflects postretirement benefit plan settlement charges.

The accrual balances above are a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our balance sheets, depending on the expected timing of payment.

Restructuring expense recognized by segment from the actions above is as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009

Analog	$7	$34	$11	$74
Embedded Processing	3	18	5	37
Wireless	5	24	8	58
Other	2	9	4	21
Total	$17	$85	$28	$190

3.
Income taxes.  Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  The rate is based on current tax law and for 2010 does not assume reinstatement of the federal research tax credit, which expired at the end of 2009.  As of June 30, 2010, the estimated annual effective tax rate for 2010 is about 31 percent, which differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates.

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

Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended			For Three Months Ended
	June 30, 2010			June 30, 2009
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS:
Net Income	$769			$260
Less income allocated to RSUs	(11)			(2)
Income allocated to common stock for basic EPS calculation	$758	1,208	$.63	$258	1,267	$.20

Adjustment for dilutive shares:
Stock-based compensation plans		13			5

Diluted EPS:
Net Income	$769			$260
Less income allocated to RSUs	(11)			(2)
Income allocated to common stock for diluted EPS calculation	$758	1,221	$.62	$258	1,272	$.20

	For Six Months Ended			For Six Months Ended
	June 30, 2010			June 30, 2009
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS:
Net Income	$1,427			$277
Less income allocated to RSUs	(19)			(2)
Income allocated to common stock for basic EPS calculation	$1,408	1,221	$1.15	$275	1,271	$.22

Adjustment for dilutive shares:
Stock-based compensation plans		13			4

Diluted EPS:
Net Income	$1,427			$277
Less income allocated to RSUs	(19)			(2)
Income allocated to common stock for diluted EPS calculation	$1,408	1,234	$1.14	$275	1,275	$.22

Options to purchase 97 million and 139 million shares of common stock that were outstanding during the second quarters of 2010 and 2009, and 97 million and 140 million shares outstanding during the six months of 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

In the quarter ending June 30, 2010, $66 million of auction-rate securities were redeemed at par and $13 million of auction-rate securities were called for redemption at par in July 2010. The auction-rate securities that have been called have been reclassified from long-term to short-term investments on the balance sheet.

Details of our investments by class and related unrealized gains and losses included in AOCI are as follows:

	June 30, 2010			December 31, 2009
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Measured at fair value:
Available-for-sale
Money market funds	$357	$--	$--	$563	$--	$--
Corporate obligations	51	583	--	100	438	--
U.S. government agency and Treasury securities	532	571	--	360	1,305	--
Auction-rate securities	--	13	381	--	--	458

Trading
Mutual funds	--	--	119	--	--	123
Total	$940	$1,167	$500	$1,023	$1,743	$581

Other measurement basis:
Equity method investments	$--	$--	$34	$--	$--	$33
Cost method investments	--	--	23	--	--	23
Cash on hand	198	--	--	159	--	--
Total	$1,138	$1,167	$557	$1,182	$1,743	$637

Amounts included in AOCI from available-for-sale securities:
Unrealized gains (pre-tax)	$--	$2	$--	$--	$1	$--
Unrealized losses (pre-tax)	$--	$--	$28	$--	$--	$32

As of June 30, 2010, about 70 percent of our investments in the corporate obligations shown above are insured by either the Federal Deposit Insurance Corporation (FDIC) or the U.K. government.

As of June 30, 2010 and December 31, 2009, unrealized losses included in AOCI were associated with auction-rate securities.  We have determined that our available-for-sale investments with unrealized losses are not other-than-temporarily impaired.  We expect to recover the entire cost basis of these securities.  We do not intend to sell these investments, nor do we expect to be required to sell these investments before a recovery of the cost basis.  For the six months ended June 30, 2010 and 2009, we did not recognize in earnings any credit losses related to these investments.

For the six months ended June 30, 2010 and 2009, the proceeds from sales of available-for-sale securities prior to their scheduled maturities were $2.78 billion and $740 million, respectively.  Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in money market funds and other debt securities classified as available-for-sale at June 30, 2010:

Due	Fair Value

One year or less	$1,800
One to three years	307
Greater than three years (auction-rate securities)	381

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

Our Level 2 assets consist of corporate obligations, some U.S. government agency securities and auction-rate securities that have been called for redemption at par. We use a market approach to determine the fair value, primarily utilizing unadjusted quotes obtained from brokers or dealers based on observable prices for similar assets in active markets.

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models that utilize management estimates of market participant assumptions.

We own auction-rate securities that are primarily classified as Level 3 assets.  Auction-rate securities are debt instruments with variable interest rates that historically would periodically reset through an auction process.  There is currently no active market for auction-rate securities, so we use a discounted cash flow (DCF) model to determine the estimated fair value of these investments as of each quarter end.  The assumptions used in preparing the DCF model include estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions we consider relevant factors including: the formula for each security that defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans and additional credit enhancements provided through other means; and, publicly available pricing data for student loan asset-backed securities that are not subject to auctions.  Our estimate of the rate of return required by investors to own these securities also considers the reduced liquidity for auction-rate securities.

To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future.  The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities.  Meanwhile, issuers continue to repay principal over time from cash flows prior to final maturity, or make final payments when they come due according to contractual maturities ranging from 13 to 37 years.  All of our auction-rate securities are backed by pools of student loans substantially guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee.  As of June 30, 2010, all of these securities were rated AAA or Aaa by at least one of the major rating agencies.  Although most of these securities are dual rated AAA/Aaa, one ($25 million par value) is rated AAA/B3 and one ($12 million par value) is rated AAA/Baa1.   While our ability to liquidate auction-rate investments is likely to be limited for some period of time, we do not believe this will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.  These tables do not include cash on hand, assets held by our postretirement plans or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value June 30,	Level	Level	Level
	2010	1	2	3

Assets:
Money market funds	$357	$357	$--	$--
Corporate obligations	634	51	583	--
U.S. government agency and Treasury securities	1,103	739	364	--
Auction–rate securities	394	--	13	381
Mutual funds	119	119	--	--
Total assets	$2,607	$1,266	$960	$381

Liabilities:
Contingent consideration	$17	$--	$--	$17
Deferred compensation	143	143	--	--
Total liabilities	$160	$143	$--	$17

	Fair Value December 31,	Level	Level	Level
	2009	1	2	3

Assets:
Money market funds	$563	$563	$--	$--
Corporate obligations	538	--	538	--
U.S. government agency and Treasury securities	1,665	911	754	--
Auction–rate securities	458	--	--	458
Mutual funds	123	123	--	--
Total assets	$3,347	$1,597	$1,292	$458

Liabilities:
Contingent consideration	$18	$--	$--	$18
Deferred compensation	154	154	--	--
Total liabilities	$172	$154	$--	$18

The liabilities in the tables above are a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our balance sheets, depending on the expected timing of payment.

The following table provides a reconciliation of changes in the fair values for Level 3 assets and liabilities.  In the quarter ending June 30, 2010, we were notified that $13 million of our auction-rate securities were called for redemption at par in the third quarter of 2010.  As a result, we transferred these assets from Level 3 to Level 2 as of the end of the second quarter. These securities were redeemed at par in July 2010.

	Level 3
Changes in fair value during the period (pre-tax):	Auction-rate securities	Contingent consideration

Beginning Balance, December 31, 2008	$482	$--
New contingent consideration	--	10
Change in fair value of contingent consideration - included in operating profit	--	8
Reduction in unrealized loss - included in AOCI	23	--
Redemptions at par	(42)	--
Ending Balance, June 30, 2009	463	18

Increase in unrealized loss - included in AOCI	(2)	--
Redemptions at par	(3)	--
Ending Balance, December 31, 2009	458	18

Change in fair value of contingent consideration - included in operating profit	--	(1)
Reduction in unrealized loss - included in AOCI	4	--
Redemptions at par	(68)	--
Transfers into Level 2	(13)	--
Ending Balance, June 30, 2010	$381	$17

6.	Postretirement benefit plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended June 30,	2010	2009	2010	2009	2010	2009

Service cost	$4	$5	$1	$1	$9	$9
Interest cost	12	12	6	6	15	15
Expected return on plan assets	(12)	(12)	(6)	(7)	(18)	(17)
Amortization of prior service cost	--	--	1	1	(1)	(1)
Recognized net actuarial loss	5	4	3	2	7	9
Net periodic benefit cost	$9	$9	$5	$3	$12	$15

Settlement charges *	19	7	--	--	--	--
Curtailment gains	--	--	--	--	--	(10)
Total, including charges and (gains)	$28	$16	$5	$3	$12	$5

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For six months ended June 30,	2010	2009	2010	2009	2010	2009

Service cost	$9	$10	$2	$2	$17	$20
Interest cost	24	25	13	13	30	30
Expected return on plan assets	(25)	(24)	(12)	(14)	(36)	(33)
Amortization of prior service cost	--	--	1	1	(2)	(2)
Recognized net actuarial loss	10	8	6	4	15	19
Net periodic benefit cost	$18	$19	$10	$6	$24	$34

Settlement charges *	30	7	--	--	--	--
Curtailment charges (gains)	--	--	--	2	--	(10)
Special termination benefit charges	--	6	--	--	--	--
Total, including charges and (gains)	$48	$32	$10	$8	$24	$24

* Includes restructuring and non-restructuring related settlement charges.

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

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009
Segment Revenue

Analog	$1,512	$970	$2,880	$1,772
Embedded Processing	516	350	956	666
Wireless	727	614	1,444	1,177
Other	741	523	1,421	927
Total revenue	$3,496	$2,457	$6,701	$4,542

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009
Segment Operating Profit

Analog	$472	$103	$871	$77
Embedded Processing	115	28	188	30
Wireless	165	51	322	28
Other	355	161	676	218
Total operating profit	$1,107	$343	$2,057	$353

See Note 2 for restructuring expenses impacting segment results for the three and six months ended June 30, 2010 and 2009.

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

We were the world’s fourth largest semiconductor company in 2009 as measured by revenue, according to an external source.  Additionally, we sell calculators and related products.

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

Second-Quarter 2010 results

Our second-quarter revenue was $3.50 billion, net income was $769 million and earnings per share were 62 cents.

Our Analog and Embedded Processing businesses turned in double-digit sequential growth, outpacing their respective markets and again confirming their ability to positively impact our financial performance.  As a result, we delivered our highest-ever quarterly operating profit.

Orders were strong in the quarter, backlog increased and we expect to grow revenue again in the third quarter.  Our steady investments in production capacity, even through last year’s downturn, are now allowing us to meet higher demand levels from customers and simultaneously reduce lead times, which we believe is not only in the best interest of our customers, but will also help us gain share.

As we continue our transition to an Analog and Embedded Processing company, we believe we can significantly outgrow these markets by offering products that are optimized to the needs of our customers and by putting manufacturing capacity in place before it’s needed.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended

	June 30, 2010	June 30, 2009	Mar. 31, 2010

Revenue	$3,496	$2,457	$3,205
Cost of revenue	1,602	1,333	1,516
Gross profit	1,894	1,124	1,689
Research and development (R&D)	392	369	370
Selling, general and administrative (SG&A)	378	327	359
Restructuring expense	17	85	10
Operating profit	1,107	343	950
Other income (expense) net	4	13	7
Income before income taxes	1,111	356	957
Provision for income taxes	342	96	299
Net income	$769	$260	$658

Earnings per common share:
Basic	$.63	$.20	$.53
Diluted	$.62	$.20	$.52

Average shares outstanding (millions):
Basic	1,208	1,267	1,233
Diluted	1,221	1,272	1,246

Cash dividends declared per share of common stock	$.12	$.11	$.12

Percentage of revenue:
Gross profit	54.2%	45.7%	52.7%
R&D	11.2%	15.0%	11.5%
SG&A	10.8%	13.3%	11.2%
Operating profit	31.7%	14.0%	29.7%

Details of financial results

Revenue for the second quarter of 2010 was $3.50 billion, an increase of $1.04 billion, or 42 percent, from the year-ago quarter, and $291 million, or 9 percent from the prior quarter.  Revenue in all segments increased over both the year-ago quarter and the prior quarter primarily due to increased shipments across a broad range of products, with particular strength in analog and embedded processing.  Also contributing to the increase from the prior quarter was the seasonal increase in calculator sales as retailers prepare for the back-to-school selling season.

Gross profit for the second quarter of 2010 was $1.89 billion, or 54.2 percent of revenue, an increase of $770 million, or 69 percent, from the year-ago quarter and $205 million, or 12 percent, from the prior quarter.  The increase in gross profit in both comparisons was primarily due to higher revenue. The comparison with the year-ago quarter also benefited from a $93 million favorable impact from higher utilization of our fixed-cost manufacturing assets.

Operating expenses for the second quarter of 2010 were $392 million for R&D and $378 million for SG&A.  R&D expense increased $23 million, or 6 percent, from the year-ago quarter due to higher compensation-related costs.  Compared with the prior quarter, R&D expense increased $22 million, or 6 percent, primarily due to higher product development costs.  SG&A expense increased $51 million, or 16 percent, from the year-ago quarter, primarily due to higher compensation-related costs, and to a lesser extent, higher sales and marketing costs.  Compared with the prior quarter, SG&A expense increased $19 million, or 5 percent, primarily due to the combination of higher compensation-related costs and, to a lesser extent, higher sales and marketing costs.

Restructuring costs in the second quarter of 2010 were $17 million compared with $10 million in the prior quarter, reflecting settlements of U.S. pension plan benefits for employees affected by actions taken in 2008 and 2009. This compares with $85 million of restructuring costs in the year-ago quarter for severance and benefits costs.  All of these actions were completed in 2009 (see Note 2 to the Financial Statements for a detailed discussion of these charges and payments made during the quarter).

For the second quarter of 2010, our operating profit was $1.11 billion, or 31.7 percent of revenue, compared with $343 million, or 14.0 percent of revenue, for the year-ago quarter and $950 million, or 29.7 percent of revenue, for the prior quarter.  The increase in both comparisons was due to higher gross profit.

As of June 30, 2010, the estimated annual effective tax rate is expected to be about 31 percent (see Note 3 to the Financial Statements for additional information). The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2009.

Quarterly income taxes are calculated using the estimated annual effective tax rate.

For the second quarter of 2010 our tax provision was $342 million, compared with $96 million in the year-ago quarter and $299 million in the prior quarter. The increase in the tax provision from both periods was due to higher income before income taxes.

In the second quarter of 2010, our net income was $769 million, compared with $260 million for the year-ago quarter and $658 million for the prior quarter. Earnings per share were $0.62, compared with $0.20 per share for the year-ago quarter and $0.52 per share for the prior quarter.

Orders in the second quarter were $3.73 billion, an increase of 33 percent from the year-ago quarter when orders were unusually weak as customers reduced their inventory in response to the slowing global economy. Compared with the prior quarter, orders increased 2 percent.

Segment results

Information regarding the second quarter of 2009 has been restated to reflect the transfer of a low-power wireless product line from our Analog segment to our Wireless segment in the first quarter of 2010. During all of 2009, revenue from this product line was $68 million, and it operated at a loss of $17 million.

Analog

	2Q10	2Q09	2Q10 vs. 2Q09	1Q10	2Q10 vs. 1Q10
Revenue	$1,512	$970	56%	$1,367	11%
Operating profit*	472	103	358%	398	19%
Operating profit % of revenue	31.2%	10.5%		29.1%

*Includes restructuring expenses of	$7	$34		$4

Analog revenue increased 56 percent from the year-ago quarter due to increased shipments of, in decreasing order, high-volume analog & logic products, power management products and high-performance analog products.  Revenue increased 11 percent from the prior quarter due to higher shipments of, in decreasing order, high-performance analog products, power management products and high-volume analog & logic products. Operating profit increased compared with both the year-ago quarter and the prior quarter due to higher revenue and associated gross profit.

Embedded Processing

	2Q10	2Q09	2Q10 vs. 2Q09	1Q10	2Q10 vs. 1Q10
Revenue	$516	$350	47%	$440	17%
Operating profit*	115	28	311%	73	58%
Operating profit % of revenue	22.3%	8.1%		16.7%

*Includes restructuring expenses of	$3	$18		$2

Embedded Processing revenue increased 47 percent from the year-ago quarter and 17 percent from the prior quarter. These increases were primarily due to increased shipments of catalog products.  Shipments of automotive products and communications infrastructure products also increased in each comparison.  Operating profit increased compared with both the year-ago quarter and the prior quarter due to higher revenue and associated gross profit.

Wireless

	2Q10	2Q09	2Q10 vs. 2Q09	1Q10	2Q10 vs. 1Q10
Revenue	$727	$614	18%	$717	1%
Operating profit*	165	51	224%	158	4%
Operating profit % of revenue	22.7%	8.3%		22.0%

*Includes restructuring expenses of	$5	$24		$3

Wireless revenue increased 18 percent from the year-ago quarter and was about even with the prior quarter.  The increase from the year-ago quarter was primarily due to increased shipments of connectivity products, and to a lesser extent, applications processor products. Baseband revenue for the second quarter of 2010 was $416 million, an increase of $6 million, or 1 percent, from the year-ago quarter and a decrease of $8 million, or 2 percent, compared with the prior quarter.  The increase in Wireless operating profit compared with the year-ago quarter was primarily due to higher revenue and associated gross profit, and to a lesser extent, lower restructuring costs and lower operating expenses. Compared with the prior quarter, operating profit increased due to higher revenue and associated gross profit.

Other

	2Q10	2Q09	2Q10 vs. 2Q09	1Q10	2Q10 vs. 1Q10
Revenue	$741	$523	42%	$681	9%
Operating profit*	355	161	120%	321	11%
Operating profit % of revenue	47.9%	31.0%		47.2%

*Includes restructuring expenses of	$2	$9		$1

Other revenue increased 42 percent from the year-ago quarter, primarily due to, in decreasing order, higher shipments of DLP products, higher royalties, and higher shipments of custom ASIC products and calculators.  Compared with the prior quarter, revenue increased 9 percent due to increased shipments of calculators, partially offset by lower royalties.  Calculator shipments increased seasonally as retailers prepare for the back-to-school selling season.  Operating profit for the second quarter of 2010 increased from both the year-ago quarter and the prior quarter due to higher revenue and associated gross profit.

First six months of 2010 results

For the first six months of 2010, we report the following:

Revenue was $6.70 billion, an increase of $2.16 billion, or 48 percent, compared with the year-ago period due to increased shipments across a broad range of products. Every segment experienced double-digit revenue growth.

Gross profit was $3.58 billion, an increase of $1.65 billion, or 86 percent, from the year-ago period primarily due to higher revenue, and to a lesser extent, the impact of improved factory utilization.  Improved factory utilization increased our gross profit by $267 million from the year-ago period.  Gross profit margin was 53.5 percent of revenue compared with 42.5 percent in the year-ago period.

R&D expense of $761 million was about even with the year-ago period as higher compensation-related costs were partially offset by lower Wireless product development costs.  R&D expense as a percent of revenue was 11.4 percent, compared with 16.6 percent in the year-ago period.

SG&A expense was $737 million, an increase of 17 percent from the year-ago period, primarily due to higher compensation-related costs, and to a lesser extent, higher sales and marketing costs.  SG&A expense as a percent of revenue was 11.0 percent, compared with 13.9 percent in the year-ago period.

Restructuring expenses were $28 million compared to $190 million for the year-ago period.

Operating profit was $2.06 billion, or 30.7 percent of revenue, compared with $353 million, or 7.8 percent of revenue, in the year-ago period.  The increase was due to higher gross profit, and to a lesser extent, lower restructuring expenses.

The tax provision was $641 million, compared with $95 million in the year-ago period.  The increase was due to higher income before income taxes.

Net income was $1.43 billion, compared with $277 million in the year-ago period.  Earnings per share were $1.14 per share, compared with $0.22 per share in the year-ago period.

Orders were $7.37 billion, an increase of 48 percent from the year-ago period.

Segment results

Information regarding 2009 has been restated to reflect the transfer of a low-power wireless product line from our Analog segment to our Wireless segment in the first quarter of 2010. During 2009, revenue from this product line was $68 million, and it operated at a loss of $17 million.

Analog

	YTD 2010	YTD 2009	YTD 2010 vs. YTD 2009
Revenue	$2,880	$1,772	63%
Operating profit*	871	77	1,031%
Operating profit % of revenue	30.2%	4.3%

*Includes restructuring expenses of	$11	$74

Analog revenue increased 63 percent from the year-ago period, due to increased shipments of, in decreasing order, high-volume analog & logic products, power management products and high-performance analog products.  For the first six months of 2010, operating profit increased compared to the year-ago period due to higher revenue and associated gross profit.

Embedded Processing

	YTD 2010	YTD 2009	YTD 2010 vs. YTD 2009
Revenue	$956	$666	44%
Operating profit*	188	30	527%
Operating profit % of revenue	19.7%	4.5%

*Includes restructuring expenses of	$5	$37

Embedded Processing revenue increased 44 percent from the year-ago period, primarily due to increased shipments of catalog products. Compared to the year ago-period, operating profit increased 527 percent due to higher revenue and associated gross profit.

Wireless

	YTD 2010	YTD 2009	YTD 2010 vs. YTD 2009
Revenue	$1,444	$1,177	23%
Operating profit*	322	28	1,050%
Operating profit % of revenue	22.3%	2.4%

*Includes restructuring expenses of	$8	$58

Wireless revenue increased 23 percent from the year-ago period primarily due to increased shipments of connectivity products, and to a lesser extent, applications processor products.  Shipments of baseband products declined, but baseband revenue of $840 million increased 4 percent from a year ago, as we shipped a greater proportion of higher-priced products.  Compared with the year-ago period, operating profit increased due to higher revenue and associated gross profit.

Other

	YTD 2010	YTD 2009	YTD 2010 vs. YTD 2009
Revenue	$1,421	$927	53%
Operating profit*	676	218	210%
Operating profit % of revenue	47.5%	23.5%

*Includes restructuring expenses of	$4	$21

Other revenue increased 53 percent from the year-ago period due to, in decreasing order, higher shipments of DLP products, higher royalties and higher shipments of custom ASIC products and calculators.  Operating profit was higher than the year-ago period due to higher revenue and associated gross profit.

Financial condition

At the end of the second quarter of 2010, total cash (cash and cash equivalents plus short-term investments) was $2.30 billion.  This was $620 million lower than at the end of 2009.

Accounts receivable were $1.72 billion at the end of the quarter.  This was an increase of $438 million from the end of 2009. Days sales outstanding were 44 at the end of the quarter compared with 38 at the end of 2009.  The increase in accounts receivable was primarily the result of seasonally lower shipments in December, and to a lesser extent, higher revenue at the end of the second quarter.

Inventory was $1.35 billion at the end of the quarter.  This was an increase of $147 million from the end of 2009.  Days of inventory at the end of the second quarter were 76, unchanged from the end of 2009.

Liquidity and capital resources

Our sources of liquidity are our cash flows from operations, cash and cash equivalents, short-term investments and revolving credit facilities.  Our primary source of liquidity is cash flow from operations. Cash flow from operations for the first six months of 2010 was $1.27 billion, an increase of $464 million from the year-ago period due to the increase in net income, which were partially offset by changes in working capital.

We have $1.14 billion of cash and cash equivalents and $1.17 billion of short-term investments as of June 30, 2010.  We have a multi-year $1 billion revolving credit facility.  We also have a non-U.S. revolving credit facility of $175 million that expires in November 2010.  As of June 30, 2010, these credit facilities were not being utilized.

For the first six months of 2010, investing activities provided cash of $153 million, compared with $505 million in the year-ago period. Capital expenditures in the first six months of 2010 totaled $502 million.  This was an increase of $411 million from a year ago due to increased expenditures for both assembly/test manufacturing equipment and analog wafer manufacturing equipment.  Net sales and maturities of short-term investments provided cash of $589 million in the first six months of 2010, compared with $710 million in the same period a year ago.  In addition, in the year-ago period we used $155 million for acquisitions.

For the first six months of 2010, net cash used in financing activities was $1.47 billion, compared with $594 million in the year-ago period.  We used $1.25 billion of cash in the first half of 2010 to repurchase 50 million shares of our common stock and paid dividends of $296 million.  In the same period last year we used $351 million of cash to repurchase 20 million shares of common stock and paid $280 million in dividends.

In 2010, we expect: an annual effective tax rate of about 31 percent; R&D expense of $1.5 billion; capital expenditures of $1.2 billion; and depreciation of $0.9 billion.  The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2009.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2010	2,788,255	$26.58	2,788,255		$ 2,021 million
May 1 through May 31, 2010	26,896,463	$25.13	26,896,463		$ 1,345 million
June 1 through June 30, 2010	0	n/a	0		$ 1,345 million
Total	29,684,718	$25.27	29,684,718	(2)	$ 1,345 million

(1)
All purchases during the quarter were made under an authorization to purchase up to $5 billion of additional shares of TI common stock, which was announced on September 21, 2007.  No expiration date has been specified for this authorization.

(2)	All purchases in the period were made through open-market purchases.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.ins	Instance Document*
101.def	XBRL Taxonomy Extension Definition Linkbase Document*
101.sch	XBRL Taxonomy Extension Schema Document *
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document *
101.lab	XBRL Taxonomy Extension Label Linkbase Document *
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document *

*  To be furnished in an amendment to this Form 10-Q to be filed by August 20, 2010, as permitted by Rule 405 of Regulation S-T.

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

Date: July __, 2010