Form 10-Q/A
period 2010-06-30
TEXAS INSTRUMENTS INC
filed 2010-07-30
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q/A
Amendment No.1
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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6.  Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).*
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*
101.ins	Instance Document**
101.def	XBRL Taxonomy Extension Definition Linkbase Document**
101.sch	XBRL Taxonomy Extension Schema Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed with the 10-Q.
**	Furnished, not filed, herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

BY:	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer

Date: July 30, 2010