Form 10-Q
period 2010-09-30
TEXAS INSTRUMENTS INC
filed 2010-11-04
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-03761
___________

TEXAS INSTRUMENTS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)
___________

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 972-995-3773
___________

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

1,174,157,492
Number of shares of Registrant’s common stock outstanding as of
September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2010	2009	2010	2009

Revenue	$3,740	$2,880	$10,441	$7,422
Cost of revenue	1,701	1,399	4,819	4,012
Gross profit	2,039	1,481	5,622	3,410
Research and development	417	368	1,178	1,122
Selling, general and administrative	391	340	1,129	972
Restructuring expense	4	10	31	200
Operating profit	1,227	763	3,284	1,116
Other income (expense) net	8	2	19	20
Income before income taxes	1,235	765	3,303	1,136
Provision for income taxes	376	227	1,017	321
Net income	$859	$538	$2,286	$815

Earnings per common share:
Basic	$.71	$.42	$1.87	$.64
Diluted	$.71	$.42	$1.85	$.63

Average shares outstanding (millions):
Basic	1,184	1,255	1,208	1,266
Diluted	1,196	1,268	1,221	1,272

Cash dividends declared per share of common stock	$.12	$.11	$.36	$.33

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2010	2009	2010	2009

Net income	$859	$538	$2,286	$815
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains (losses), net of taxes	2	(2)	4	17
Reclassification of recognized transactions, net of taxes	--	5	--	6
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	(7)	(22)	(81)	58
Reclassification of recognized transactions, net of taxes	14	14	52	39
Prior service cost of defined benefit plans:
Adjustment, net of taxes	1	1	2	(2)
Reclassification of recognized transactions, net of taxes	--	--	--	(6)
Total	10	(4)	(23)	112
Total comprehensive income	$869	$534	$2,263	$927

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	Sept. 30,	Dec. 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,093	$1,182
Short-term investments	1,417	1,743
Accounts receivable, net of allowances of ($20) and ($23)	1,754	1,277
Raw materials	114	93
Work in process	875	758
Finished goods	435	351
Inventories	1,424	1,202
Deferred income taxes	601	546
Prepaid expenses and other current assets	179	164
Total current assets	6,468	6,114
Property, plant and equipment at cost	6,897	6,705
Less accumulated depreciation	(3,441)	(3,547)
Property, plant and equipment, net	3,456	3,158
Long-term investments	523	637
Goodwill	926	926
Acquisition-related intangibles	86	124
Deferred income taxes	907	926
Capitalized software licenses, net	213	119
Overfunded retirement plans	23	64
Other assets	47	51
Total assets	$12,649	$12,119

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$623	$503
Accrued expenses and other liabilities	965	841
Income taxes payable	31	128
Accrued profit sharing and retirement	219	115
Total current liabilities	1,838	1,587
Underfunded retirement plans	447	425
Deferred income taxes	82	67
Deferred credits and other liabilities	320	318
Total liabilities	2,687	2,397

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: September 30, 2010 -- 1,739,932,695; December 31, 2009 -- 1,739,811,721	1,740	1,740
Paid-in capital	1,128	1,086
Retained earnings	23,907	22,066
Less treasury common stock at cost.
Shares: September 30, 2010 -- 565,775,203; December 31, 2009 -- 499,693,704	(16,169)	(14,549)
Accumulated other comprehensive income (loss), net of taxes	(644)	(621)
Total stockholders’ equity	9,962	9,722
Total liabilities and stockholders’ equity	$12,649	$12,119

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)

	For Nine Months Ended Sept. 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,286	$815
Adjustments to net income:
Depreciation	639	668
Stock-based compensation	143	143
Amortization of acquisition-related intangibles	36	34
Deferred income taxes	(45)	80
Increase (decrease) from changes in:
Accounts receivable	(468)	(520)
Inventories	(213)	263
Prepaid expenses and other current assets	(11)	24
Accounts payable and accrued expenses	173	36
Income taxes payable	(112)	91
Accrued profit sharing and retirement	106	(43)
Other	56	51
Net cash provided by operating activities	2,590	1,642

Cash flows from investing activities:
Additions to property, plant and equipment	(898)	(317)
Purchases of short-term investments	(1,811)	(1,442)
Sales, redemptions and maturities of short-term investments	2,175	1,412
Purchases of long-term investments	(6)	(5)
Redemptions and sales of long-term investments	90	62
Business acquisitions, net of cash acquired	(59)	(155)
Net cash used in investing activities	(509)	(445)

Cash flows from financing activities:
Dividends paid	(439)	(418)
Sales and other common stock transactions	120	71
Excess tax benefits from share-based payments	3	--
Stock repurchases	(1,854)	(602)
Net cash used in financing activities	(2,170)	(949)

Net (decrease) increase in cash and cash equivalents	(89)	248
Cash and cash equivalents, beginning of period	1,182	1,046
Cash and cash equivalents, end of period	$1,093	$1,294

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of business and significant accounting policies and practices. Texas Instruments (TI) designs and makes semiconductors that we sell to electronics designers and manufacturers; about 80,000 customers all over the world buy our products.

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended September 30, 2010 and 2009, and the balance sheet as of September 30, 2010, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2009, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2009.  The results for the three-month and nine-month periods are not necessarily indicative of a full year’s results.

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

Fair Values of Financial Instruments – The fair values of our derivative financial instruments were not significant at September 30, 2010.  Our investments in cash equivalents, short-term investments and certain long-term investments are carried at fair value and are discussed in Note 6.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.

Changes in Accounting Standards – In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010 - 06 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010. We have included these new disclosures, as applicable, in Note 6.

In April 2010, the FASB issued ASU No. 2010 - 17 – Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.  This standard will be effective for us on a prospective basis as of January 1, 2011.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

2.
Acquisitions. On August 31, 2010, we completed the acquisition of two wafer fabrication facilities and equipment in Aizu-Wakamatsu, Japan for net cash of $130 million. These assets were previously operated by Spansion Japan Limited (SJL) and were acquired under a court-approved plan of reorganization.

The acquisition of the two wafer fabrication facilities and related 200-millimeter equipment was recorded as a business combination for net cash of $59 million. This agreement includes an operational 200-millimeter wafer fabrication facility as well as a non-operating wafer fabrication facility capable of either 200 or 300-millimeter production that will be preserved for future capacity expansion. Additionally, we offered employment to all of the SJL employees in Aizu. We will provide transitional supply services to Spansion LLC through June 2012, while also installing our analog production processes. We recorded $42 million of property, plant and equipment, $9 million of inventory and $8 million of expenses, which were charged to cost of revenue. Operating results for the transitional supply services provided to Spansion LLC will be included in our Other segment.

The acquisition also included 300-millimeter production tools which we recorded as a capital purchase for net cash of $58 million. Of this amount, $36 million was for tools to be used primarily in our 300-millimeter analog wafer factory in Richardson, Texas and the remaining $22 million will be held for sale.

In connection with this acquisition, we also settled a contractual arrangement with a third party for our benefit for net cash of $12 million which was recorded as a charge in cost of revenue in our Other segment. Additionally, we incurred acquisition-related costs of $1 million which was recorded in selling, general and administrative expense.

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

The results of operations of these business combinations have been included in our financial statements from their respective acquisition dates. Pro forma financial information for the comparable prior period of 2009 to reflect the latest acquisition would not be materially different from amounts reported.

3.
Restructuring activities.  In October 2008, we announced actions to reduce expenses in our Wireless segment, especially our baseband operation.  In January 2009, we announced actions that included broad-based employment reductions to align our spending with weakened demand.  Combined, these actions eliminated about 3,900 jobs; they were completed in 2009.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	Severance and Benefits		Impairments and Other Charges	Total

Remaining accrual at December 31, 2009	$84		$10	$94

Restructuring expense	31		--	31
Non-cash charges	(31	)*	--	(31)
Payments	(57)		(2)	(59)
Remaining accrual at September 30, 2010	$27		$8	$35

* Reflects postretirement benefit plan settlement charges.

The accrual balances above are a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our balance sheets, depending on the expected timing of payment.

Restructuring expense recognized by segment from the actions above is as follows:

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2010	2009	2010	2009

Analog	$1	$4	$12	$78
Embedded Processing	1	2	6	40
Wireless	1	3	9	61
Other	1	1	4	21
Total	$4	$10	$31	$200

4.
Income taxes.  Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  The rate is based on current tax law and for 2010 does not assume reinstatement of the federal research tax credit, which expired at the end of 2009.  As of September 30, 2010, the estimated annual effective tax rate for 2010 is about 31 percent, which differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates.

5.
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

Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended			For Three Months Ended
	September 30, 2010			September 30, 2009
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS:
Net Income	$859			$538
Less income allocated to RSUs	(13)			(6)
Income allocated to common stock for basic EPS calculation	$846	1,184	$.71	$532	1,255	$.42

Adjustment for dilutive shares:
Stock-based compensation plans		12			13

Diluted EPS:
Net Income	$859			$538
Less income allocated to RSUs	(13)			(6)
Income allocated to common stock for diluted EPS calculation	$846	1,196	$.71	$532	1,268	$.42

	For Nine Months Ended			For Nine Months Ended
	September 30, 2010			September 30, 2009
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS:
Net Income	$2,286			$815
Less income allocated to RSUs	(32)			(8)
Income allocated to common stock for basic EPS calculation	$2,254	1,208	$1.87	$807	1,266	$.64

Adjustment for dilutive shares:
Stock-based compensation plans		13			6

Diluted EPS:
Net Income	$2,286			$815
Less income allocated to RSUs	(31)			(8)
Income allocated to common stock for diluted EPS calculation	$2,255	1,221	$1.85	$807	1,272	$.63

Options to purchase 96 million and 121 million shares of common stock that were outstanding during the third quarters of 2010 and 2009, and 96 million and 137 million shares outstanding during the nine months of 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

In the quarter ending September 30, 2010, $35 million of auction-rate securities were redeemed and $29 million of auction-rate securities were called for redemption in October 2010. The auction-rate securities that have been called have been reclassified from long-term to short-term investments on the balance sheet.

Details of our investments by class and related unrealized gains and losses included in AOCI are as follows:

	September 30, 2010			December 31, 2009
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Measured at fair value:
Available-for-sale
Money market funds	$316	$--	$--	$563	$--	$--
Corporate obligations	100	649	--	100	438	--
U.S. government agency and
Treasury securities	461	739	--	360	1,305	--
Auction-rate securities	--	29	331	--	--	458

Trading
Mutual funds	--	--	131	--	--	123
Total	$877	$1,417	$462	$1,023	$1,743	$581

Other measurement basis:
Equity method investments	$--	$--	$35	$--	$--	$33
Cost method investments	--	--	26	--	--	23
Cash on hand	216	--	--	159	--	--
Total	$1,093	$1,417	$523	$1,182	$1,743	$637

Amounts included in AOCI from available-for-sale securities:
Unrealized gains (pre-tax)	$--	$2	$--	$--	$1	$--
Unrealized losses (pre-tax)	$--	$--	$27	$--	$--	$32

As of September 30, 2010, about 66 percent of our investments in the corporate obligations shown above are insured by either the Federal Deposit Insurance Corporation (FDIC) or the U.K. government.

As of September 30, 2010 and December 31, 2009, unrealized losses included in AOCI were associated with auction-rate securities.  We have determined that our available-for-sale investments with unrealized losses are not other-than-temporarily impaired.  We expect to recover the entire cost basis of these securities.  We do not intend to sell these investments, nor do we expect to be required to sell these investments before a recovery of the cost basis.  For the nine months ended September 30, 2010 and 2009, we did not recognize in earnings any credit losses related to these investments.

For the nine months ended September 30, 2010 and 2009, the proceeds from sales of available-for-sale securities prior to their scheduled maturities were $3.94 billion and $837 million, respectively.  Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in money market funds and other debt securities classified as available-for-sale at September 30, 2010:

Due	Fair Value

One year or less	$1,839
One to three years	455
Greater than three years (auction-rate securities)	331

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

Our Level 2 assets consist of corporate obligations, some U.S. government agency securities and auction-rate securities that have been called for redemption. We use a market approach to determine the fair value, primarily utilizing unadjusted quotes obtained from brokers or dealers based on observable prices for similar assets in active markets.

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

To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future.  The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities.  Meanwhile, issuers continue to repay principal over time from cash flows prior to final maturity, or make final payments when they come due according to contractual maturities ranging from 12 to 37 years.  All of our auction-rate securities are backed by pools of student loans substantially guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee.  As of September 30, 2010, all of these securities were rated AAA or Aaa by at least one of the major rating agencies.  Although most of these securities are dual rated AAA/Aaa, one ($25 million par value) is rated AAA/B3 and one ($12 million par value) is rated AAA/Baa1.   While our ability to liquidate auction-rate investments is likely to be limited for some period of time, we do not believe this will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.  These tables do not include cash on hand, assets held by our postretirement plans or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value September 30,	Level	Level	Level
	2010	1	2	3

Assets:
Money market funds	$316	$316	$--	$--
Corporate obligations	749	--	749	--
U.S. government agency and Treasury securities	1,200	741	459	--
Auction–rate securities	360	--	29	331
Mutual funds	131	131	--	--
Total assets	$2,756	$1,188	$1,237	$331

Liabilities:
Contingent consideration	$16	$--	$--	$16
Deferred compensation	150	150	--	--
Total liabilities	$166	$150	$--	$16

	Fair Value December 31,	Level	Level	Level
	2009	1	2	3

Assets:
Money market funds	$563	$563	$--	$--
Corporate obligations	538	--	538	--
U.S. government agency and Treasury securities	1,665	911	754	--
Auction–rate securities	458	--	--	458
Mutual funds	123	123	--	--
Total assets	$3,347	$1,597	$1,292	$458

Liabilities:
Contingent consideration	$18	$--	$--	$18
Deferred compensation	154	154	--	--
Total liabilities	$172	$154	$--	$18

The liabilities in the tables above are a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our balance sheets, depending on the expected timing of payment.

The following table provides a reconciliation of changes in the fair values for Level 3 assets and liabilities.  In the quarter ending September 30, 2010, we were notified that $29 million of our auction-rate securities were called for redemption in the fourth quarter of 2010.  As a result, we transferred these assets from Level 3 to Level 2 as of the end of the third quarter. These securities were redeemed in October 2010.

	Level 3
Changes in fair value during the period (pre-tax):	Auction-rate securities	Contingent consideration

Beginning Balance, December 31, 2008	$482	$--
New contingent consideration	--	10
Change in fair value of contingent consideration - included in operating profit	--	8
Reduction in unrealized loss - included in AOCI	19	--
Redemptions	(44)	--
Ending Balance, September 30, 2009	457	18

Reduction in unrealized loss - included in AOCI	2	--
Redemptions	(1)	--
Ending Balance, December 31, 2009	458	18

Change in fair value of contingent consideration - included in operating profit	--	(2)
Reduction in unrealized loss - included in AOCI	5	--
Redemptions	(103)	--
Transfers into Level 2	(29)	--
Ending Balance, September 30, 2010	$331	$16

7.	Postretirement benefit plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2010	2009	2010	2009	2010	2009

Service cost	$5	$5	$1	$1	$8	$9
Interest cost	11	12	6	7	16	16
Expected return on plan assets	(12)	(11)	(6)	(7)	(19)	(18)
Amortization of prior service cost	--	--	1	--	(1)	(1)
Recognized net actuarial loss	7	5	3	2	8	8
Net periodic benefit cost	$11	$11	$5	$3	$12	$14

Settlement charges *	5	1	--	--	--	6
Total, including charges	$16	$12	$5	$3	$12	$20

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2010	2009	2010	2009	2010	2009

Service cost	$15	$15	$3	$3	$25	$28
Interest cost	35	37	19	20	46	46
Expected return on plan assets	(37)	(36)	(17)	(21)	(54)	(51)
Amortization of prior service cost	1	1	2	1	(3)	(3)
Recognized net actuarial loss	16	13	9	6	22	27
Net periodic benefit cost	$30	$30	$16	$9	$36	$47

Settlement charges *	34	8	--	--	--	6
Curtailment charges (gains)	--	--	--	2	--	(10)
Special termination benefit charges	--	6	--	--	--	--
Total, including charges and (gains)	$64	$44	$16	$11	$36	$43

* Includes restructuring and non-restructuring related settlement charges.

8.
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

9.
Segment data.  In the first quarter of 2010, we transferred a low-power wireless product line from the Analog segment to the Wireless segment.  All segment results for prior periods have been restated to conform to this new presentation.

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Segment Revenue

Analog	$1,581	$1,168	$4,461	$2,940
Embedded Processing	579	393	1,535	1,059
Wireless	767	691	2,211	1,868
Other	813	628	2,234	1,555
Total revenue	$3,740	$2,880	$10,441	$7,422

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Segment Operating Profit

Analog	$520	$311	$1,391	$387
Embedded Processing	160	75	348	105
Wireless	180	105	502	134
Other	367	272	1,043	490
Total operating profit	$1,227	$763	$3,284	$1,116

See Note 3 for restructuring expenses impacting segment results for the three and nine months ended September 30, 2010 and 2009.

10.
Subsequent events.  On October 14, 2010, we announced the acquisition of a fully equipped 200-millimeter wafer fabrication facility (fab) from Cension Semiconductor Manufacturing Company in China to further expand our analog manufacturing capacity.  The facility is located in the Chengdu High-tech Zone. The acquisition also includes a non-operating fab reserved for future capacity expansion. The acquisition will be recorded as a business combination in the fourth quarter of 2010 and we expect to use net cash of $140 million.  Up to an additional $35 million may be paid to the seller over the next twelve months based on certain performance criteria.

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

Wireless

Smartphones (phones which contain computing capability) are a rapidly growing portion of the cell phone market.  These devices require an applications processor to run the phone’s software and services, and other semiconductors to enable connectivity through means other than the cellular network (for example, Bluetooth® devices, WiFi networks or GPS location services).

We concentrate our Wireless investments on our OMAPTM applications processors and connectivity products.  These products are central to smartphones and offer growth opportunities with a broad set of customers.

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

Other

Our Other segment includes revenue from sales from our smaller semiconductor product lines and of our handheld graphing and scientific calculators, as well as royalties received for our patented technology that we license to other electronics companies and transition service agreements we may enter into in connection with acquisitions and divestitures.  The semiconductor products in our Other segment include DLP® products (primarily used in projectors to create high-definition images) and custom semiconductors known as application-specific integrated circuits (ASICs).  This segment generated about 20 percent of our revenue in 2009.

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

During 2010 we qualified the industry’s first 300-millimeter analog wafer factory, located in Richardson, Texas, and acquired two operating wafer factories, one in Japan and one in China.

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

Third-Quarter 2010 results

Our third-quarter revenue was $3.74 billion, net income was $859 million and earnings per share were 71 cents.

Our strong performance was driven by growth in all of our segments.  Our continuing transformation to a company focused on Analog and Embedded Processing delivered new highs for both gross and operating margins.  Strong earnings per share demonstrate the combined impact of solid profits and our diligence to return excess capital to our shareholders through stock repurchases.

Demand from industrial markets was especially strong, while consumer demand cooled, impacting markets such as computing and televisions.  Across a wide array of markets, our Analog and Embedded Processing products and Wireless smartphone chips continued to gain share.  These products are broadly needed in today’s electronic equipment, and our market share gains reflect the focused investments we have made in our portfolio, applications support and manufacturing capacity.

Importantly, we soon will begin initial shipments from RFAB, the world’s first 300-millimeter manufacturing facility for analog semiconductors.  In the quarter, we also purchased a 200-millimeter analog manufacturing facility in Aizu, Japan, and in October we began our first semiconductor manufacturing operations in China with the purchase of a facility in the high-tech region of Chengdu.  These purchases have been made at substantial discounts, and they support our plans to continue gaining market share over the long term.

In the fourth quarter, we expect sequentially lower revenue reflecting a combination of seasonal patterns, continued soft demand in computing and consumer markets, and slowing growth in the industrial market.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended

	Sept. 30, 2010	Sept. 30, 2009	June 30, 2010

Revenue	$3,740	$2,880	$3,496
Cost of revenue	1,701	1,399	1,602
Gross profit	2,039	1,481	1,894
Research and development (R&D)	417	368	392
Selling, general and administrative (SG&A)	391	340	378
Restructuring expense	4	10	17
Operating profit	1,227	763	1,107
Other income (expense) net	8	2	4
Income before income taxes	1,235	765	1,111
Provision for income taxes	376	227	342
Net income	$859	$538	$769

Earnings per common share:
Basic	$.71	$.42	$.63
Diluted	$.71	$.42	$.62

Average shares outstanding (millions):
Basic	1,184	1,255	1,208
Diluted	1,196	1,268	1,221

Cash dividends declared per share of common stock	$.12	$.11	$.12

Percentage of revenue:
Gross profit	54.5%	51.4%	54.2%
R&D	11.1%	12.7%	11.2%
SG&A	10.5%	11.8%	10.8%
Operating profit	32.8%	26.5%	31.7%

As required by accounting rule ASC 260, net income allocated to unvested restricted stock units (RSUs) that receive dividends is excluded from the calculation of EPS.  The amount excluded was $13 million, $6 million and $11 million for the quarters ending September 30, 2010, September 30, 2009 and June 30, 2010, respectively.

Details of financial results

Revenue for the third quarter of 2010 was $3.74 billion, an increase of $860 million, or 30 percent, from the year-ago quarter, and $244 million, or 7 percent, from the prior quarter.  Revenue in all segments increased over both the year-ago quarter and the prior quarter primarily due to increased shipments across a broad range of products, with particular strength in our core businesses.  Our core businesses are the Analog and Embedded Processing segments and the smartphone-focused applications processors and connectivity products of our Wireless segment.

Gross profit for the third quarter of 2010 was $2.04 billion, or 54.5 percent of revenue, an increase of $558 million, or 38 percent, from the year-ago quarter, and $145 million, or 8 percent, from the prior quarter.  The increase in gross profit in both comparisons was due to higher revenue.

Operating expenses for the third quarter of 2010 were $417 million for R&D and $391 million for SG&A.  R&D expense increased $49 million, or 13 percent, from the year-ago quarter primarily due to higher compensation-related costs and, to a lesser extent, higher product development costs, in our core businesses.  R&D expense increased $25 million, or 6 percent, from the prior quarter primarily due to higher product development costs and, to a lesser extent, higher compensation-related costs, in our core businesses.  SG&A expense increased $51 million, or 15 percent, from the year-ago quarter due to higher compensation-related costs and, to a lesser extent, higher sales and marketing costs.  Compared with the prior quarter, SG&A expense increased $13 million, or 3 percent, primarily due to higher compensation-related costs.

Restructuring costs in the third quarter of 2010 were $4 million compared with $10 million in the year-ago quarter and $17 million in the prior quarter, reflecting settlements of U.S. pension plan benefits for employees affected by actions taken in 2008 and 2009.  All of these actions were completed in 2009 (see Note 3 to the Financial Statements for a discussion of these charges and payments made during the quarter).

For the third quarter of 2010, our operating profit was $1.23 billion, or 32.8 percent of revenue, compared with $763 million, or 26.5 percent of revenue, for the year-ago quarter and $1.11 billion, or 31.7 percent of revenue, for the prior quarter.  The increase in operating profit in both comparisons was due to higher gross profit, partially offset by higher operating expenses.

As of September 30, 2010, the estimated annual effective tax rate is expected to be about 31 percent (see Note 4 to the Financial Statements for additional information).  The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2009.

Quarterly income taxes are calculated using the estimated annual effective tax rate.  For the third quarter of 2010, our tax provision was $376 million compared with $227 million in the year-ago quarter and $342 million in the prior quarter.  The increase in the tax provision from both periods was due to higher income before income taxes.

In the third quarter of 2010, our net income was $859 million compared with $538 million for the year-ago quarter and $769 million for the prior quarter.  Earnings per share (EPS) were $0.71 compared with $0.42 for the year-ago quarter and $0.62 for the prior quarter.  EPS benefitted $0.04 from the year-ago quarter and $0.01 sequentially from a lower number of average shares outstanding as a result of our stock repurchase program.

Orders in the third quarter were $3.43 billion, an increase of 10 percent from the year-ago quarter.  Compared with the prior quarter, orders decreased 8 percent.

Segment results

Information regarding the third quarter of 2009 has been restated to reflect the transfer of a low-power wireless product line from our Analog segment to our Wireless segment in the first quarter of 2010.  For 2009, revenue from this product line was $68 million, and it operated at a loss of $17 million.

Analog

	3Q10	3Q09	3Q10 vs. 3Q09	2Q10	3Q10 vs. 2Q10
Revenue	$1,581	$1,168	35%	$1,512	5%
Operating profit*	520	311	67%	472	10%
Operating profit % of revenue	32.9%	26.6%		31.2%

*Includes restructuring expenses of	$1	$4		$7

Analog revenue increased 35 percent from the year-ago quarter due to increased shipments of, in decreasing order, high-performance analog products, power management products and high-volume analog & logic products. Revenue increased 5 percent from the prior quarter due to higher shipments of, in decreasing order, high-performance analog products, high-volume analog & logic products and power management products. Operating profit increased compared with both the year-ago quarter and the prior quarter due to higher revenue and associated gross profit.

Embedded Processing

	3Q10	3Q09	3Q10 vs. 3Q09	2Q10	3Q10 vs. 2Q10
Revenue	$579	$393	47%	$516	12%
Operating profit*	160	75	113%	115	39%
Operating profit % of revenue	27.6%	19.0%		22.3%

*Includes restructuring expenses of	$1	$2		$3

Embedded Processing revenue increased 47 percent from the year-ago quarter and 12 percent from the prior quarter.  The increase from the year-ago quarter was primarily due to increased shipments of catalog products, and to a lesser extent, in decreasing order, increased shipments of communications infrastructure and automotive products.  The increase from the prior quarter was due about equally to increased shipments of communications infrastructure and catalog products, while shipments of automotive products were even.  Operating profit increased compared with both the year-ago quarter and the prior quarter due to higher revenue and associated gross profit.

Wireless

	3Q10	3Q09	3Q10 vs. 3Q09	2Q10	3Q10 vs. 2Q10
Revenue	$767	$691	11%	$727	6%
Operating profit*	180	105	71%	165	9%
Operating profit % of revenue	23.5%	15.2%		22.7%

*Includes restructuring expenses of	$1	$3		$5

Wireless revenue increased 11 percent from the year-ago quarter and 6 percent from the prior quarter.  The increase from the year-ago quarter was due to increased shipments of connectivity products and, to a lesser extent, applications processors.  The increase in revenue from the prior quarter was primarily due to an increased proportion of shipments of higher-priced baseband products, and to a lesser extent, increased shipments of connectivity products and applications processors.  Baseband revenue for the third quarter of 2010 was $438 million, a decrease of $12 million, or 3 percent, from the year-ago quarter and an increase of $22 million, or 5 percent, compared with the prior quarter.  The increase in Wireless operating profit compared with the year-ago quarter and the prior quarter was due to higher revenue and associated gross profit.

Other

	3Q10	3Q09	3Q10 vs. 3Q09	2Q10	3Q10 vs. 2Q10
Revenue	$813	$628	29%	$741	10%
Operating profit*	367	272	35%	355	3%
Operating profit % of revenue	45.2%	43.4%		47.9%

*Includes restructuring expenses of	$1	$1		$2

Other revenue increased 29 percent from the year-ago quarter, primarily due to, in decreasing order, higher shipments of DLP products and custom ASIC products and higher royalties, offset by decreased shipments of calculators.  Compared with the prior quarter, revenue increased 10 percent primarily due to increased shipments of, in decreasing order, custom ASIC products, DLP products and graphing calculators.  This revenue was partially offset by lower royalties.  Operating profit for the third quarter of 2010 increased from both the year-ago quarter and the prior quarter due to higher revenue and associated gross profit.  Also included in the current quarter were the operating results from, and expenses associated with, the acquisition of our manufacturing facilities in Japan that were purchased in August (see Note 2 to the Financial Statements for a description of the acquisition).

First nine months of 2010 results

For the first nine months of 2010, we report the following:

Revenue was $10.44 billion, an increase of $3.02 billion, or 41 percent, compared with the year-ago period due to increased shipments across a broad range of products.  Every segment experienced double-digit revenue growth.

Gross profit was $5.62 billion, an increase of $2.21 billion, or 65 percent, from the year-ago period primarily due to higher revenue, and to a lesser extent, the impact of improved factory utilization.  Improved factory utilization increased our gross profit by $296 million from the year-ago period.  Gross profit margin was 53.9 percent of revenue compared with 45.9 percent in the year-ago period.

R&D expense of $1.18 billion increased 5 percent from the year-ago period due to higher compensation-related costs.  R&D expense as a percent of revenue was 11.3 percent compared with 15.1 percent in the year-ago period.  Consistent with our strategic focus, R&D expense increased in the core businesses and decreased in Wireless baseband products.

SG&A expense was $1.13 billion, an increase of 16 percent from the year-ago period, primarily due to higher compensation-related costs, and to a lesser extent, higher sales and marketing costs.  SG&A expense as a percent of revenue was 10.8 percent compared with 13.1 percent in the year-ago period.

Restructuring expenses were $31 million compared with $200 million for the year-ago period.

Operating profit was $3.28 billion, or 31.5 percent of revenue, compared with $1.12 billion, or 15.0 percent of revenue, in the year-ago period.  The increase was due to higher gross profit.

The tax provision was $1.02 billion compared with $321 million in the year-ago period.  The increase was due to higher income before income taxes.

Net income was $2.29 billion compared with $815 million in the year-ago period.  Earnings per share were $1.85, compared with $0.63 in the year-ago period.  EPS benefitted $0.08 from the year-ago period from a lower number of average shares outstanding as a result of our stock repurchase program.

Orders were $10.81 billion, an increase of 33 percent from the year-ago period.

Segment results

Information regarding 2009 has been restated to reflect the transfer of a low-power wireless product line from our Analog segment to our Wireless segment in the first quarter of 2010.  For 2009, revenue from this product line was $68 million, and it operated at a loss of $17 million.

Analog

	YTD 2010	YTD 2009	YTD 2010 vs. YTD 2009
Revenue	$4,461	$2,940	52%
Operating profit*	1,391	387	259%
Operating profit % of revenue	31.2%	13.2%

*Includes restructuring expenses of	$12	$78

Analog revenue increased 52 percent from the year-ago period, due to increased shipments of, in decreasing order, high-volume analog & logic products, power management products and high-performance analog products.  For the first nine months of 2010, operating profit increased compared with the year-ago period due to higher revenue and associated gross profit.

Embedded Processing

	YTD 2010	YTD 2009	YTD 2010 vs. YTD 2009
Revenue	$1,535	$1,059	45%
Operating profit*	348	105	231%
Operating profit % of revenue	22.7%	9.9%

*Includes restructuring expenses of	$6	$40

Embedded Processing revenue increased 45 percent from the year-ago period, primarily due to increased shipments of catalog products, and to a lesser extent, increased shipments of communications infrastructure and automotive products.  Compared with the year ago-period, operating profit increased due to higher revenue and associated gross profit.

Wireless

	YTD 2010	YTD 2009	YTD 2010 vs. YTD 2009
Revenue	$2,211	$1,868	18%
Operating profit*	502	134	275%
Operating profit % of revenue	22.7%	7.2%

*Includes restructuring expenses of	$9	$61

Wireless revenue increased 18 percent from the year-ago period primarily due to increased shipments of connectivity products, and to a lesser extent, applications processors.  Shipments of baseband products declined, but baseband revenue of $1.28 billion was about even compared with the year-ago period, as we shipped a greater proportion of higher-priced products.  Compared with the year-ago period, operating profit increased primarily due to higher revenue and associated gross profit.  Lower restructuring and operating expenses also contributed to the increase but to a lesser extent.

Other

	YTD 2010	YTD 2009	YTD 2010 vs. YTD 2009
Revenue	$2,234	$1,555	44%
Operating profit*	1,043	490	113%
Operating profit % of revenue	46.7%	31.5%

*Includes restructuring expenses of	$4	$21

Other revenue increased 44 percent from the year-ago period due to, in decreasing order, increased shipments of DLP products, higher royalties, increased shipments of custom ASIC products and increased shipments of calculators.  Operating profit was higher than the year-ago period due to higher revenue and associated gross profit.

Financial condition

At the end of the third quarter of 2010, total cash (cash and cash equivalents plus short-term investments) was $2.51 billion.  This was $415 million lower than at the end of 2009.

Accounts receivable were $1.75 billion at the end of the quarter.  This was an increase of $477 million from the end of 2009. Days sales outstanding (DSO) were 42 at the end of the quarter compared with 38 at the end of 2009.  The increase in DSO was primarily the result of seasonally lower shipments in December 2009 compared with September 2010.

Inventory was $1.42 billion at the end of the quarter.  This was an increase of $222 million from the end of 2009.  Days of inventory at the end of the third quarter were 75 compared with 76 at the end of 2009.

Liquidity and capital resources

Our sources of liquidity are our cash flows from operations, cash and cash equivalents, short-term investments and a revolving credit facility.  Our primary source of liquidity is cash flow from operations.  Cash flow from operations for the first nine months of 2010 was $2.59 billion, an increase of $948 million from the year-ago period due to the increase in net income that was partially offset by changes in working capital.

We have $1.09 billion of cash and cash equivalents and $1.42 billion of short-term investments as of September 30, 2010.  We have a variable rate revolving credit facility that allows us to borrow up to $1 billion until August 2011 and up to $920 million from August 2011 until August 2012.  We also have a non-U.S. revolving credit facility of $175 million that expires in November 2010.  As of September 30, 2010, these credit facilities were not being utilized.

For the first nine months of 2010, investing activities used cash of $509 million compared with $445 million in the year-ago period.  The increase was primarily due to capital expenditures, which were $898 million in the current period compared with $317 million in the year-ago period.  These capital expenditures were primarily for analog wafer manufacturing equipment (including 300-millimeter production tools acquired under Spansion Japan Limited’s court-approved plan of reorganization) and assembly/test manufacturing equipment.  Additionally, in 2010 we used $59 million for a business acquisition that included $42 million for wafer fabrication facilities and related 200-millimeter equipment (see Note 2 to the Financial Statements for details regarding acquisitions).  During the first nine months of 2010, sales and maturities of short-term investments net of purchases provided cash of $364 million.  This compares with net purchases of short-term investments during the same period a year ago that used $30 million.

For the first nine months of 2010, net cash used in financing activities was $2.17 billion, compared with $949 million in the year-ago period.  We used $1.85 billion of cash in the first nine months of 2010 to repurchase 74.3 million shares of our common stock and paid dividends of $439 million.  In the same period last year we used $602 million of cash to repurchase 30.5 million shares of common stock and paid $418 million in dividends.

In the third quarter, we announced that our Board of Directors authorized us to repurchase an additional $7.5 billion of our common stock.  This is in addition to the $1.3 billion in repurchase authorizations remaining at the end of June 2010.  We plan to repurchase shares at times and prices we consider appropriate.  Since September 2004, the Board has authorized the repurchase of $27.5 billion of stock.  During that period, we have reduced our shares outstanding by 32 percent.

In addition, the Board of Directors announced an increase in our quarterly cash dividend to $0.13 per share from $0.12 per share, resulting in annual dividend payments of $0.52 per common share.  Our Board of Directors declared a dividend at the new quarterly rate on October 21, 2010, payable November 22, 2010, to stockholders of record on November 1, 2010.  The Board has increased the dividend every year beginning in September 2004.  We have paid dividends to our shareholders on an uninterrupted basis since June 1, 1962.

In 2010, we expect: an annual effective tax rate of about 31 percent; R&D expense of $1.6 billion, up from the prior expectation of $1.5 billion; capital expenditures of $1.2 billion; and depreciation of $0.9 billion.  The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2009.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2010	6,935,200	$25.23	6,935,200		$ 1,170 million
August 1 through August 31, 2010	13,017,264	$24.97	13,017,264		$ 845 million
September 1 through September 30, 2010	4,016,714	$24.90	4,016,714		$ 8,245 million

Total	23,969,178	$25.03	23,969,178	(2)	$ 8,245 million

(1)
All purchases during the quarter were made under an authorization to purchase up to $5 billion of our common stock, which was announced on September 21, 2007.  On September 16, 2010, our Board of Directors authorized the purchase of an additional $7.5 billion of our common stock.  No expiration date has been specified for these authorizations.

(2)	All purchases in the period were made through open-market purchases.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101.ins	Instance Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly in key markets such as communications, computing, industrial, and entertainment electronics;

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

Date: November 4, 2010