Form 10-K
period 2010-12-31
TEXAS INSTRUMENTS INC
filed 2011-02-25
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $27,239,003,249 as of June 30, 2010.

1,172,051,474 (Number of shares of common stock outstanding as of January 31, 2011)

Parts I, II and IV hereof incorporate information by reference to the Registrant’s 2010 annual report to stockholders.  Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2011 annual meeting of stockholders.

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

We were the world’s fourth largest semiconductor company in 2010 as measured by revenue, according to preliminary estimates from an external source.  Additionally, we sell calculators and related products.

Financial information with respect to our segments and our operations outside the United States is contained in the note to the financial statements captioned “Segment and geographic area data” in TI’s 2010 annual report to stockholders.  It is incorporated herein by reference to such annual report.

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

Analog

Analog semiconductors change real-world signals – such as sound, temperature, pressure or images – by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as digital signal processors (DSPs).  Analog semiconductors are also used to manage power distribution and consumption.  Sales to our Analog segment’s more than 80,000 customers generated 43 percent of our revenue in 2010.  According to external sources, the worldwide market for analog semiconductors was about $42 billion in 2010.  Our Analog segment’s revenue in 2010 was about $6 billion, or about 14 percent of this market, the leading position.  We believe that we are well positioned to increase our market share over time.

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

High-performance analog products:  These include standard analog semiconductors, such as amplifiers, data converters and interface semiconductors (our portfolio includes nearly 16,000 products), that we market to many different customers who use them in manufacturing a wide range of products sold in many end markets, including the industrial, communications, computing and consumer electronics markets.  High-performance analog products generally have long life cycles, often more than 10 years.

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

Embedded Processing

Our Embedded Processing products include our DSPs and microcontrollers.  DSPs perform mathematical computations almost instantaneously to process or improve digital data.  Microcontrollers are designed to control a set of specific tasks for electronic equipment.  Sales of Embedded Processing products generated 15 percent of our revenue in 2010.  According to external sources, the worldwide market for embedded processors was about $18 billion in 2010.  Our Embedded Processing segment’s revenue in 2010 was about $2 billion, or about 11 percent of this fragmented market.   We believe we are well positioned to increase our market share over time.

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

Wireless

Growth in the wireless handset market is being driven by the demand for smartphones, tablet computers and other emerging portable devices.  Many of today’s smartphones and tablets use an applications processor to run the device’s software operating system and to enable the expanding functionality that has made smartphones the fastest growing wireless segment.  Smartphones and tablets also use other semiconductors to enable connectivity through means other than the cellular network (such as Bluetooth® devices, WiFi networks, GPS location services and Near Field Communication (NFC)).

We design, make and sell products to satisfy each of these requirements.  Wireless products are typically sold in high volumes, and our Wireless portfolio includes both standard products and custom products.  Sales of Wireless products generated about $3 billion, or 21 percent of our revenue, in 2010, with a significant portion of those sales to a single customer.

Our Wireless investments are concentrated on our connectivity products and OMAP applications processors, areas we believe offer significant growth opportunities and which will enable us to take advantage of the increasing demand for more powerful and more functional mobile devices.  We no longer invest in development of baseband products (products that allow a cell phone to connect to the cellular network), an area we believe offers far less promising growth prospects.  Almost all of our baseband products are sold to a single customer.  We expect substantially all of our baseband revenue, which was $1.7 billion in 2010, to cease by the end of 2012.

Other

Our Other segment includes revenue from our smaller semiconductor product lines and from sales of our handheld graphing and scientific calculators.  It also includes royalties received for our patented technology that we license to other electronics companies and revenue from transitional supply agreements entered into in connection with acquisitions and divestitures.  The semiconductor products in our Other segment include DLP® products (primarily used in projectors to create high-definition images) and custom semiconductors known as application-specific integrated circuits (ASICs).  This segment generated about $3 billion, or 21 percent of our revenue, in 2010.

Applications for Our Products

The table below lists the major end markets that use our products and the approximate percentage of our product revenue that the market represents.  The chart also lists the most frequent applications and our products used within these key markets.

End Market	Applications	TI Products
Communications (42% of product revenue)	Phones and infrastructure equipment Mobile connectivity solutions (including wireless LAN, global positioning systems, Bluetooth®, NFC) Video conferencing	Analog, Embedded Processing, Wireless, Other
Computing (22% of product revenue)	Printers Hard disk drives Monitors and projectors Notebooks, netbooks, desktop computers and servers Tablet computers	Analog, Embedded Processing, Wireless, Other
Industrial (14% of product revenue)
Digital power controls:
Switch mode power supplies
Uninterruptible power supplies
Motor controls:
Heating/ventilation/air conditioning
Industrial control motor drives
Power tools
Printers/copiers
Security:
Biometrics (fingerprint identification and authentication)
Intelligent sensing (smoke and glass-breakage detection)Video analytics (surveillance)
Smart metering
Test and measurement
Point of service/portable data terminals

Analog, Embedded Processing, Other
Consumer Electronics (11% of product revenue)	Digital cameras, gaming and audio/visual equipment Portable and car audio Home appliances Personal navigation devices eBook readers	Analog, Embedded Processing, Wireless, Other
Automotive (8% of product revenue)	Body systems Chassis systems Driver information/telemetrics Entertainment Powertrain Safety systems Security systems	Analog, Embedded Processing, Other
Education (3% of product revenue)	Handheld graphing and scientific calculators Educational software	Other

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

Competitive landscape

In each segment, we face significant global competition from numerous large and small companies, including both broad-based suppliers and niche suppliers.  Our competitors also include emerging companies, particularly in Asia, that sell products into the same markets in which we operate.  We believe that competitive performance in the semiconductor market generally depends on several factors, including the breadth of a company’s product line, the strength and depth of the sales network, technological innovation, technical support, customer service, quality, reliability, price and scale.

The primary competitive factors for our Analog products include design proficiency, a diverse product portfolio to meet wide-ranging customer needs, manufacturing process technologies that provide differentiated levels of performance, applications and sales support, and manufacturing expertise.  Our primary Analog competitors include Analog Devices, Inc.; Fairchild Semiconductor Corporation; Freescale Semiconductor, Inc.; Infineon Technologies AG; Intersil Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; National Semiconductor Corporation; NXP Semiconductors N.V.; Richtek Technology Corporation; and STMicroelectronics NV.

The primary competitive factors for our Embedded Processing products are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, installed base of software, software expertise, applications and sales support, and a product’s performance and power characteristics.  Primary competitors of our Embedded Processing segment include Atmel Corporation; Freescale Semiconductor, Inc.; Marvell Technology Group, Ltd.; Microchip Technology, Inc.; NXP Semiconductors N.V.; Renesas Electronics Corporation; and STMicroelectronics NV.

The primary competitive factors for our Wireless products are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, software expertise, applications support and a product’s performance and power characteristics.  Primary Wireless competitors include Broadcom Corp.; CSR plc; Intel Corporation; Marvell Technology Group, Ltd.; NVIDIA Corporation; QUALCOMM Incorporated; Renesas Electronics Corporation; Samsung LSI; and ST-Ericsson.

Manufacturing

Semiconductor manufacturing begins with a sequence of photo-lithographic and chemical processing steps that fabricate a number of semiconductor devices on a thin silicon wafer.  Each device on the wafer is tested and the wafer is cut into pieces called chips.  Each chip is assembled into a package that then is usually retested.  The entire process typically requires between 12 and 18 weeks and takes place in highly specialized facilities.

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

The cost and lifespan of the equipment and processes we use to manufacture semiconductors vary by product.  Our Analog products and most of our Embedded Processing products can be manufactured using older, less expensive equipment than is needed for manufacturing advanced logic products, such as our Wireless products.  Advanced logic wafer manufacturing continually requires new and expensive processes and equipment.  In contrast, the processes and equipment required for manufacturing our Analog products and most of our Embedded Processing products do not have this requirement.

In 2010, we continued to expand our analog manufacturing capacity through the acquisitions of wafer fabrication facilities in Japan and China, and the purchase and installation of analog wafer manufacturing equipment.  These manufacturing assets were purchased at very cost-effective pricing such that the impact to depreciation resulting from these fixed cost assets will be minimal.  In total, the equipment and factories purchased at discounted prices since late 2009 will support more than $5 billion of total additional revenue once fully operational.

To supplement our internal wafer fabrication capacity and maximize our responsiveness to customer demand and return on capital, our wafer manufacturing strategy utilizes the capacity of outside suppliers, commonly known as foundries.  We source about 25 percent of our wafers from external foundries, with the vast majority of this outsourcing being for advanced logic wafers.  In 2010, external foundries provided 60 percent of the fabricated wafers for our advanced logic manufacturing needs.  We expect the proportion of our advanced logic wafers provided by foundries will increase over time.  We expect to maintain sufficient internal wafer fabrication capacity to meet the vast majority of our analog production needs.

In addition to using foundries to supplement our wafer fabrication capacity, we selectively use subcontractors to supplement our assembly/test capacity.  We generally use subcontractors for assembly/test of products that would be less cost-efficient to complete in-house (e.g., relatively low-volume products that are unlikely to keep internal equipment fully utilized), or when demand temporarily exceeds our internal capacity.  We believe we often have a cost advantage from maintaining internal assembly/test capacity.

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

Inventory

Our inventory practices differ by product, but we generally maintain inventory levels that are consistent with our expectations of customer demand.  Because of the longer product life cycles of standard products and their inherently lower risk of obsolescence, we generally carry more of those products than custom products.  Additionally, we sometimes maintain standard-product inventory in unfinished wafer form, as well as higher finished goods inventory of low volume products, allowing greater flexibility in periods of high demand.  We also have consignment inventory programs in place for our largest customers and some distributors.

Design Centers

Our design centers provide design, engineering and product application support as well as after-sales customer service.  The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.

Customers

Our products are sold to original equipment manufacturers (OEMs), original design manufacturers (ODMs), contract manufacturers and distributors.  (An OEM designs and sells products under its own brand that it manufactures in-house or has manufactured by others.  An ODM designs and manufactures products for other companies, which then sell those products under their own brand.)  Our largest single customer in 2010 was an OEM, the Nokia group of companies.  Sales to Nokia were about 19 percent of our revenue in 2010; about two-thirds of the Nokia-related revenue was from baseband products.

Sales and Distribution

We market and sell our semiconductor products through a direct sales force, distributors and authorized third-party sales representatives.  We have sales or marketing offices in over 30 countries worldwide and have expanded our sales networks in the emerging markets of China, India and Eastern Europe over the last few years.  Distributors located around the world account for about 37 percent of our revenue.  Our distributors maintain an inventory of our products and sell directly to a wide range of customers.  They also sell products from our competitors.  Our distribution network holds a mix of distributor-owned and TI-consigned inventory.  Over time, we expect this mix will shift more toward consignment.  We sell our calculator products primarily through retailers and instructional dealers.

Acquisitions, Divestitures and Investments

From time to time we consider acquisitions and divestitures that may strengthen or better focus our business portfolio.  We also make investments directly or indirectly in private companies.  Investments are focused primarily on next-generation technologies and markets strategic to us.

Backlog

We define backlog as of a particular date as firm purchase orders with a customer-requested delivery date within a specified length of time.  As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date.  Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations.  Accordingly, our backlog at any particular date may not be indicative of revenue for any future period.  Our backlog of orders was $1.75 billion at December 31, 2010, and $1.79 billion at December 31, 2009.

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

Research and Development

Our primary area of R&D investment is Analog and Embedded Processing products.  We conduct most of our R&D internally.  However, we also closely engage with a wide range of third parties, including software suppliers, universities and select external industry consortia, and we collaborate with our foundry suppliers on semiconductor manufacturing technology.

From time to time we may terminate R&D projects before completion or decide not to manufacture and sell a developed product.  We do not expect that all of our R&D projects will result in products that are ultimately released for sale, or that our projects will contribute significant revenue until at least a few years following completion.

Our R&D expense was $1.57 billion in 2010, compared with $1.48 billion in 2009 and $1.94 billion in 2008.  The lower levels of R&D expense in recent years are largely the result of our decision to discontinue R&D for Wireless baseband products.

Executive Officers of the Registrant

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

Name	Age	Position
Stephen A. Anderson	49	Senior Vice President
Brian T. Crutcher	38	Senior Vice President
R. Gregory Delagi	48	Senior Vice President
David K. Heacock	50	Senior Vice President
Joseph F. Hubach	53	Senior Vice President, Secretary and General Counsel
Sami Kiriaki	50	Senior Vice President
Melendy E. Lovett	52	Senior Vice President (President, Education Technology)
Gregg A. Lowe	48	Senior Vice President
Kevin P. March	53	Senior Vice President and Chief Financial Officer
Robert K. Novak	45	Senior Vice President
Kevin J. Ritchie	54	Senior Vice President
John J. Szczsponik, Jr.	50	Senior Vice President
Richard K. Templeton	52	Director; Chairman of the Board; President and Chief Executive Officer
Teresa L. West	50	Senior Vice President
Darla H. Whitaker	45	Senior Vice President

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified.  All executive officers of the company have been employees of the company for more than five years.  Mses. Lovett and West and Messrs. Hubach, Lowe, March, Ritchie and Templeton have served as executive officers of the company for more than five years.  Ms. Whitaker became an executive officer of the company in 2006.  Messrs. Delagi and Heacock became executive officers of the company in 2007.  Messrs. Anderson and Novak became executive officers of the company in 2008.  Mr. Szczsponik became an executive officer of the company in 2009.  Messrs. Crutcher and Kiriaki became executive officers of the company in 2010.

Employees

At December 31, 2010, we had 28,412 employees.

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

We Face Substantial Competition That Requires Us to Respond Rapidly to Product Development and Pricing Pressures.

We face intense technological and pricing competition in the markets in which we operate.  We expect this competition will continue to increase from large competitors and from smaller competitors serving niche markets, and also from emerging companies, particularly in Asia, that sell products into the same markets in which we operate.  Certain of our competitors possess sufficient financial, technical and management resources to develop and market products that may compete favorably against our products.  The price and product development pressures that result from competition may lead to reduced profit margins and lost business opportunities in the event that we are unable to match the price declines or cost efficiencies, or meet the technological, product, support, software or manufacturing advancements of our competitors.

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

A Decline in Demand in Certain End-User Markets Could Have a Material Adverse Effect on the Demand for Our Products and Results of Operations.

Our customer base includes companies in a wide range of end-user markets, but we generate a significant amount of revenue from sales to customers in the communications- and computer-related industries and from sales to industrial customers.  Within these end-user markets, a large portion of our revenue is generated from sales to customers in the cell phone, personal computer and communications infrastructure markets.  Decline in one or several of these end-user markets could have a material adverse effect on the demand for our products and our results of operations and financial condition.

Our Global Manufacturing, Design and Sales Activities Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.

We have facilities in more than 30 countries worldwide, and about 90 percent of our revenue comes from sales to locations outside the United States.  Operating internationally exposes us to changes in export controls and other laws or policies, as well as political and economic conditions, security risks, health conditions and possible disruptions in transportation networks of the various countries in which we operate.  Any of these could result in an adverse effect on our business operations and our financial results.  Additionally, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

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

	Analog	Embedded Processing	Wireless
Dallas, Texas	X	X	X
Sherman, Texas(2)	X
Houston, Texas	X	X
Tucson, Arizona(2)	X
Aguascalientes, Mexico(1)	X
Aizu, Japan	X	X
Miho, Japan	X	X	X
Hiji, Japan(2)	X	X	X
Tokyo, Japan(1)	X	X	X
Chengdu, China(2)	X
Shanghai, China(1)	X	X	X
Bangalore, India(2)	X	X	X
Kuala Lumpur, Malaysia(2)	X	X
Baguio, Philippines(2)	X	X	X
Pampanga (Clark), Philippines(2)	X	X	X
Taipei, Taiwan(2)	X	X	X
Freising, Germany	X	X	X
Nice, France(2)	X		X

________
(1)	Leased.

(2)	Portions of the facilities are leased and owned.

Our facilities in the United States contained approximately 14.0 million square feet at December 31, 2010, of which approximately 1.7 million square feet were leased.  Our facilities outside the United States contained approximately 9.6 million square feet at December 31, 2010, of which approximately 1.4 million square feet were leased.

At the end of 2010, we occupied substantially all of the space in our facilities.

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

ITEM 4.     (Removed and Reserved).

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the caption “Common stock prices and dividends” in our 2010 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2010, contained under the caption “Summary of selected financial data” in such annual report, are incorporated herein by reference to such annual report.

The following table shows our repurchases of our common stock in the fourth quarter of 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2010	2,041,800	$29.38	2,041,800		$8.19 billion
November 1 through November 30, 2010	17,421,200	$31.00	17,421,200		$7.64 billion
December 1 through December 31, 2010	-	-	-		$7.64 billion

Total	19,463,000	$30.83	19,463,000	(2)	$7.64 billion	(3)
_______
(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2007.

(2)	All purchases during the quarter were open-market purchases.

(3)
As of December 31, 2010, this amount consisted of the remaining portion of the $5 billion authorization announced on September 21, 2007, and the $7.5 billion authorization announced on September 16, 2010.  No expiration date was specified for these authorizations.

ITEM 6.     Selected Financial Data.

The information contained under the caption “Summary of selected financial data” for the years 2006 through 2010 in our 2010 annual report to stockholders, is incorporated herein by reference to such annual report.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s discussion and analysis of financial condition and results of operations” in our 2010 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk.

The information contained under the caption “Quantitative and qualitative disclosures about market risk” in our 2010 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 8.     Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the report thereon of the independent registered public accounting firm, on pages 2 through 31 of our 2010 annual report to stockholders, are incorporated herein by reference to such annual report.

The information contained under the caption “Quarterly financial data” in our 2010 annual report to stockholders is also incorporated herein by reference to such annual report.

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

Internal Control over Financial Reporting

Management’s assessment of our internal control over financial reporting is contained under the caption “Report by management on internal control over financial reporting” in our 2010 annual report to stockholders and is incorporated herein by reference to such annual report.

The information contained under the caption “Report of independent registered public accounting firm on internal control over financial reporting” in our 2010 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 9B.     Other Information.

Not applicable.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of directors” in our proxy statement for the 2011 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to directors’ business experience, which is contained under the caption “Board diversity and nominee qualifications” in our proxy statement for the 2011 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to Section 16(a) beneficial ownership reporting compliance contained under the caption of the same name in our proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

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

Audit Committee

The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.     Executive Compensation.

The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information about the company’s equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	97,792,952	(1)	$29.03	(2)	109,937,529	(3)
Equity compensation plans not approved by security holders	71,516,812	(4)	$25.86	(2)	0
Total	169,309,764	(5)	$27.70		109,937,529

(1)
Includes shares of TI common stock to be issued under the Texas Instruments 2009 Long-Term Incentive Plan and predecessor plans, the Texas Instruments 2009 Director Compensation Plan and the TI Employees 2005 Stock Purchase Plan.

Also includes 4,279 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Radia Communications, Inc. 2000 Stock Option/Stock Issuance Plan, a plan approved by the stockholders of Radia Communications, Inc. The options were assumed by the company in connection with the acquisition of Radia.

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

Also includes shares to be issued under the Texas Instruments Directors Deferred Compensation Plan, the Texas Instruments Restricted Stock Unit Plan for Directors and the Texas Instruments Stock Option Plan for Non-Employee Directors. These plans were replaced by the Texas Instruments 2003 Director Compensation Plan (which was replaced by the stockholder-approved 2009 Director Compensation Plan), and no further grants may be made under them.

(5)
Includes 150,135,013 shares for issuance upon exercise of outstanding grants of options, 18,567,365 shares for issuance upon vesting of outstanding grants of restricted stock units, 487,871 shares for issuance under the TI Employees 2005 Stock Purchase Plan and 119,515 shares for issuance in settlement of directors’ deferred compensation accounts.

Security Ownership of Certain Beneficial Owners and Management

The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Related person transactions” in our proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information contained under the caption “Director independence” in our proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.     Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

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

3(t)	Certificate of Elimination of Series B Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated June 23, 2008).

3(u)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated July 18, 2008).

10(a)(i)	TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a) to the Registrant’s Current Report on Form 8-K dated January 1, 2009).*

Designation of Exhibit in this Report	Description of Exhibit

10(a)(ii)	Amendment No. 1 to the TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*

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

10(e)
Texas Instruments 2000 Long-Term Incentive Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10(f)
Texas Instruments 2003 Long-Term Incentive Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10(g)
Texas Instruments Executive Officer Performance Plan as amended September 17, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10(h)	Texas Instruments Restricted Stock Unit Plan for Directors (incorporated by reference to Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(i)	Texas Instruments Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(j)	Texas Instruments Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year 2000).

Designation of Exhibit in this Report	Description of Exhibit

10(k)
Texas Instruments 2003 Director Compensation Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10(l)
Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10(m)
Form of Restricted Stock Unit Agreement under the Texas Instruments 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(m) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10(n)
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

10(p)	Texas Instruments 2009 Director Compensation Plan as amended December 2, 2010 (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated December 7, 2010).

13	Portions of Registrant’s 2010 Annual Report to Stockholders incorporated by reference herein.**

21	List of Subsidiaries of the Registrant.**

23	Consent of Independent Registered Public Accounting Firm.**

31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.**

31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.**

32(a)	Section 1350 Certification of Chief Executive Officer.**

32(b)	Section 1350 Certification of Chief Financial Officer.**

101.ins	Instance Document***

101.sch	XBRL Taxonomy Schema***

101.cal	XBRL Taxonomy Calculation Linkbase***

101.lab	XBRL Taxonomy Labels Linkbase***

101.pre	XBRL Taxonomy Presentation Linkbase***

101.Def	XBRL Taxonomy Definitions Document***

*	Management compensation plans and arrangements.
**	Filed with the 10-K.
***	Furnished, not filed, herewith.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly in key markets such as communications, computing, industrial, and consumer electronics;

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

For a more detailed discussion of these factors see the Risk Factors discussion in Item 1A of this report.  The forward-looking statements included in this report are made only as of the date of this report and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

By:	/s/ Kevin P. March
Kevin P. March
Senior Vice President,
Chief Financial Officer
and Chief Accounting Officer

Date: February 25, 2011

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2010, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February 2011.

Signature	Title

/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr.	Director

/s/ David L. Boren
David L. Boren	Director

/s/ Daniel A. Carp
Daniel A. Carp	Director

/s/ Carrie S. Cox
Carrie S. Cox	Director

/s/ David R. Goode
David R. Goode	Director

/s/ Stephen P. MacMillan
Stephen P. MacMillan	Director

/s/ Pamela H. Patsley
Pamela H. Patsley	Director

/s/ Wayne R. Sanders
Wayne R. Sanders	Director

/s/ Ruth J. Simmons
Ruth J. Simmons	Director

/s/ Richard K. Templeton
Richard K. Templeton	Chairman of the Board; Director; President and Chief Executive Officer

/s/ Christine Todd Whitman
Christine Todd Whitman	Director

/s/ Kevin P. March
Kevin P. March	Senior Vice President; Chief Financial Officer; Chief Accounting Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
(Item 15(a))

Page Reference in 2010 Annual Report to Stockholders

Information incorporated by reference to the Registrant’s 2010 annual report to stockholders

Consolidated financial statements:

Income for each of the three years in the period ended December 31, 2010	2

Comprehensive income for each of the three years in the period ended December 31, 2010	3

Balance sheets at December 31, 2010 and 2009	4

Cash flows for each of the three years in the period ended December 31, 2010	5

Stockholders’ equity for each of the three years in the period ended December 31, 2010	6

Notes to financial statements	7

Report of independent registered public accounting firm	31

Report by management on internal control over financial reporting	32

Report of independent registered public accounting firm on internal control over financial reporting	33

Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.