Form 10-Q
period 2011-03-31
TEXAS INSTRUMENTS INC
filed 2011-05-05
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐   No ☒
1,161,168,787
Number of shares of Registrant’s common stock outstanding as of
March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended March 31,
	2011	2010

Revenue	$3,392	$3,205
Cost of revenue	1,664	1,516
Gross profit	1,728	1,689
Research and development	422	370
Selling, general and administrative	396	359
Restructuring expense	--	10
Acquisition cost	2	--
Operating profit	908	950
Other income (expense) net	10	7
Income before income taxes	918	957
Provision for income taxes	252	299
Net income	$666	$658

Earnings per common share:
Basic	$.56	$.53
Diluted	$.55	$.52

Average shares outstanding (millions):
Basic	1,167	1,233
Diluted	1,194	1,246

Cash dividends declared per share of common stock	$.13	$.12

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended March 31,
	2011	2010

Net income	$666	$658
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains, net of taxes	--	1
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	(14)	(24)
Reclassification of recognized transactions, net of taxes	12	17
Prior service cost of defined benefit plans:
Adjustment, net of taxes	1	--
Total	(1)	(6)
Total comprehensive income	$665	$652

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,343	$1,319
Short-term investments	1,514	1,753
Accounts receivable, net of allowances of ($20) and ($18)	1,568	1,518
Raw materials	132	122
Work in process	934	919
Finished goods	612	479
Inventories	1,678	1,520
Deferred income taxes	771	770
Prepaid expenses and other current assets	170	180
Total current assets	7,044	7,060
Property, plant and equipment at cost	6,712	6,907
Less accumulated depreciation	(3,055)	(3,227)
Property, plant and equipment, net	3,657	3,680
Long-term investments	449	453
Goodwill	924	924
Acquisition-related intangibles	69	76
Deferred income taxes	899	927
Capitalized software licenses, net	193	205
Overfunded retirement plans	28	31
Other assets	47	45
Total assets	$13,310	$13,401

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$605	$621
Accrued compensation	348	629
Income taxes payable	247	109
Accrued expenses and other liabilities	593	622
Total current liabilities	1,793	1,981
Underfunded retirement plans	527	519
Deferred income taxes	82	86
Deferred credits and other liabilities	334	378
Total liabilities	2,736	2,964

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	--	--
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: March 31, 2011 -- 1,740,394,740; December 31, 2010 -- 1,740,166,101	1,740	1,740
Paid-in capital	1,068	1,114
Retained earnings	25,206	24,695
Less treasury common stock at cost. Shares: March 31, 2011 -- 579,225,953; December 31, 2010 -- 572,722,397	(16,738)	(16,411)
Accumulated other comprehensive income (loss), net of taxes	(702)	(701)
Total stockholders’ equity	10,574	10,437
Total liabilities and stockholders’ equity	$13,310	$13,401

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)

	For Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$666	$658
Adjustments to net income:
Depreciation	224	211
Stock-based compensation	57	47
Amortization of acquisition-related intangibles	7	13
Deferred income taxes	31	(11)
Increase (decrease) from changes in:
Accounts receivable	(44)	(251)
Inventories	(158)	(74)
Prepaid expenses and other current assets	(9)	(11)
Accounts payable and accrued expenses	(83)	(26)
Accrued compensation	(281)	(63)
Income taxes payable	137	191
Other	(31)	26
Net cash provided by operating activities	516	710

Cash flows from investing activities:
Additions to property, plant and equipment	(194)	(219)
Purchases of short-term investments	(872)	(599)
Sales, redemptions and maturities of short-term investments	1,111	768
Purchases of long-term investments	(1)	(2)
Redemptions and sales of long-term investments	19	1
Net cash provided by (used in) investing activities	63	(51)

Cash flows from financing activities:
Dividends paid	(153)	(149)
Sales and other common stock transactions	350	29
Excess tax benefit from share-based payments	19	--
Stock repurchases	(771)	(504)
Net cash used in financing activities	(555)	(624)

Net increase in cash and cash equivalents	24	35
Cash and cash equivalents, beginning of period	1,319	1,182
Cash and cash equivalents, end of period	$1,343	$1,217

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of business and significant accounting policies and practices. Texas Instruments (TI) designs and makes semiconductors that we sell to electronics designers and manufacturers; about 80,000 customers all over the world buy our products.

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2010.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended March 31, 2011 and 2010, and the balance sheet as of March 31, 2011, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2010, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2010.  The results for the three-month period are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Acquisition Cost – During the first quarter of 2011, we incurred $2 million of acquisition-related expenses associated with the announced agreement to acquire National Semiconductor.

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

Fair Values of Financial Instruments – The fair values of our derivative financial instruments were not significant at March 31, 2011.  Our investments in cash equivalents, short-term investments and certain long-term investments are carried at fair value and are discussed in Note 5.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.

Accounting Standards Adopted – In October 2009, the Financial Accounting Standards Board (FASB) concurrently issued the following Accounting Standards Updates (ASUs):

• ASU No. 2009 – 14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.
• ASU No. 2009 – 13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services and support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables.

We adopted these standards in the first quarter of 2011 by applying them on a prospective basis to revenue arrangements entered into or materially modified beginning January 1, 2011. The adoption of these standards did not have a significant impact on our financial position or results of operations.

2.
Losses associated with the events in Japan. On March 11, 2011, a magnitude 9.0 earthquake struck near two of our three semiconductor wafer manufacturing facilities in Japan.  Our manufacturing site in Miho suffered substantial damage during the earthquake, our facility in Aizu experienced significantly less damage, and our site in Hiji was undamaged.

Assessment and recovery efforts began immediately at TI’s facilities.  Aizu has since resumed full production.  Initial production at Miho resumed in mid-April, with full production loadings on schedule for the third quarter.  Production recovery schedules assume a stable source of electrical power and no additional complications from the earthquake or its aftermath.

The Miho fab produced about 10 percent of TI’s wafer output as measured by revenue in 2010; more than a third of this revenue was for DLP® products, with the remainder for Analog products.  During the first quarter of 2011, loss of revenue associated with the events in Japan was estimated to be about $20 million.

As of March 31, 2011, we recorded total expenses of about $30 million based on a preliminary estimate of the costs of property damages incurred and costs associated with business interruption.  Virtually all of these costs are included in cost of revenue in the statement of income and are reported in our Other segment.

TI maintains earthquake insurance policies in Japan for property damages and business interruption losses.  Although we are not able to determine an estimate of the final loss or a range of loss, it is reasonably possible that the final losses may exceed the limits of the insurance policies.  Additionally, we cannot estimate the timing and amount of proceeds we will ultimately receive from these policies.

3.
Income taxes.   Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of March 31, 2011, the estimated annual effective tax rate for 2011 is about 28 percent, which differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates.

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

Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended			For Three Months Ended
	March 31, 2011			March 31, 2010
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS:
Net Income	$666			$658
Less income allocated to RSUs	(10)			(8)
Income allocated to common stock for basic EPS calculation	$656	1,167	$.56	$650	1,233	$.53

Adjustment for dilutive shares:
Stock-based compensation plans		27			13

Diluted EPS:
Net Income	$666			$658
Less income allocated to RSUs	(10)			(8)
Income allocated to common stock for diluted EPS calculation	$656	1,194	$.55	$650	1,246	$.52

Options to purchase 17 million and 101 million shares of common stock that were outstanding during the first quarters of 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

Details of our investments and related unrealized gains and losses included in AOCI are as follows:

	March 31, 2011			December 31, 2010
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Measured at fair value:
Available-for-sale
Money market funds	$54	$--	$--	$167	$--	$--
Corporate obligations	50	506	--	44	649	--
U.S. government agency and
Treasury securities	998	1,008	--	855	1,081	--
Auction-rate securities	--	--	257	--	23	257

Trading
Mutual funds	--	--	133	--	--	139

Total	$1,102	$1,514	$390	$1,066	$1,753	$396

Other measurement basis:
Equity method investments	$--	$--	$38	$--	$--	$36
Cost method investments	--	--	21	--	--	21
Cash on hand	241	--	--	253	--	--
Total	$1,343	$1,514	$449	$1,319	$1,753	$453

Amounts included in AOCI from available-for-sale securities:
Unrealized gains (pre-tax)	$--	$1	$--	$--	$1	$--
Unrealized losses (pre-tax)	$--	$1	$21	$--	$1	$22

As of March 31, 2011, about 41 percent of our investments in the corporate obligations shown above are insured by either the Federal Deposit Insurance Corporation (FDIC) or the U.K. government.

As of March 31, 2011, and December 31, 2010, unrealized losses included in AOCI were associated with auction-rate securities.  We have determined that our available-for-sale investments with unrealized losses are not other-than-temporarily impaired.  We expect to recover the entire cost basis of these securities.  We do not intend to sell these investments, nor do we expect to be required to sell these investments before a recovery of the cost basis.  For the three months ended March 31, 2011 and 2010, we did not recognize in earnings any credit losses related to these investments.

For the three months ended March 31, 2011 and 2010, the proceeds from sales, redemptions and maturities of short-term available-for-sale securities, excluding cash equivalents, were $1.11 billion and $768 million, respectively.  Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in money market funds and other debt securities classified as available-for-sale at March 31, 2011:

Due	Fair Value

One year or less	$2,195
One to three years	421
Greater than three years (auction-rate securities)	257

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

Level 2 – Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data.  Our Level 2 assets consist of corporate obligations, some U.S. government agency securities and auction-rate securities that have been called for redemption.  We utilize a third-party data service to provide Level 2 valuations, verifying these valuations for reasonableness relative to unadjusted quotes obtained from brokers or dealers based on observable prices for similar assets in active markets.

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models that utilize management estimates of market participant assumptions.

We own auction-rate securities that are primarily classified as Level 3 assets.  Auction-rate securities are debt instruments with variable interest rates that historically would periodically reset through an auction process.  These auctions have not functioned since 2008.  There is no active secondary market for these securities, although limited observable transactions do occasionally occur.  As a result, we use a discounted cash flow (DCF) model to determine the estimated fair value of these investments as of each quarter end.  The assumptions used in preparing the DCF model include estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions we consider relevant factors including: the formula for each security that defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans and additional credit enhancements provided through other means; and, publicly available pricing data for student loan asset-backed securities that are not subject to auctions.  Our estimate of the rate of return required by investors to own these securities also considers the reduced liquidity for auction-rate securities.

To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future.  The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities.  Meanwhile, issuers continue to repay principal over time from cash flows prior to final maturity, or make final payments when they come due according to contractual maturities ranging from 24 to 36 years.  All of our auction-rate securities are backed by pools of student loans substantially guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee.  As of March 31, 2011, all of these securities were rated AAA or Aaa by at least one of the major rating agencies.  Although most of these securities are dual rated AAA/Aaa, one ($25 million par value) is rated AAA/B3 and one ($12 million par value) is rated AAA/Baa1.   While our ability to liquidate auction-rate investments is likely to be limited for some period of time, we do not believe this will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.  These tables do not include cash on hand, assets held by our postretirement plans or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	March 31,	Level	Level	Level
	2011	1	2	3

Assets:
Money market funds	$54	$54	$--	$--
Corporate obligations	556	--	556	--
U.S. government agency and Treasury securities	2,006	1,498	508	--
Auction–rate securities	257	--	--	257
Mutual funds	133	133	--	--
Total assets	$3,006	$1,685	$1,064	$257

Liabilities (a):

Deferred compensation	154	154	--	--
Total liabilities	$154	$154	$--	$--

	Fair Value
	December 31,	Level	Level	Level
	2010	1	2	3

Assets:
Money market funds	$167	$167	$--	$--
Corporate obligations	693	--	693	--
U.S. government agency and Treasury securities	1,936	1,120	816	--
Auction–rate securities	280	--	23	257
Mutual funds	139	139	--	--
Total assets	$3,215	$1,426	$1,532	$257

Liabilities (a):
Contingent consideration	$8	$--	$--	$8
Deferred compensation	159	159	--	--
Total liabilities	$167	$159	$--	$8

(a) The liabilities above are a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our balance sheets, depending on the expected timing of payment.

The following table provides a reconciliation of changes in the fair values for Level 3 assets and liabilities.

	Level 3
Changes in fair value during the period (pre-tax):	Auction-rate securities	Contingent consideration

Beginning Balance, December 31, 2009	$458	$18
Change in fair value of contingent consideration - included in operating profit	--	(1)
Reduction in unrealized loss - included in AOCI	1	--
Redemptions at par	(2)	--
Ending Balance, March 31, 2010	457	17

Change in fair value of contingent consideration - included in operating profit	--	(9)
Reduction in unrealized loss - included in AOCI	9	--
Redemptions at par	(186)	--
Transfers into Level 2	(23)	--
Ending Balance, December 31, 2010	257	8

Change in fair value of contingent consideration - included in operating profit	--	(8)
Reduction in unrealized loss - included in AOCI	1	--
Redemptions at par	(1)	--
Ending Balance, March 31, 2011	$257	$--

6.	Postretirement benefit plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended March 31,	2011	2010	2011	2010	2011	2010

Service cost	$6	$5	$1	$1	$9	$9
Interest cost	11	12	6	7	16	15
Expected return on plan assets	(11)	(13)	(5)	(6)	(19)	(18)
Amortization of prior service cost	--	--	1	--	(1)	(1)
Recognized net actuarial loss	6	5	3	3	9	7
Net periodic benefit cost	$12	$9	$6	$5	$14	$12

Settlement charges	--	10	--	--	--	--
Total, including charges	$12	$19	$6	$5	$14	$12

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

Acquisition reverse termination fee – In connection with our recently announced agreement to acquire National Semiconductor, if we are unable to close the transaction due to our inability to obtain regulatory approvals in various jurisdictions, we may be required to pay National Semiconductor a reverse termination fee of $350 million.

8.	Segment data.

	For Three Months Ended March 31,
	2011	2010
Segment Revenue

Analog	$1,536	$1,367
Embedded Processing	533	440
Wireless	658	717
Other	665	681
Total revenue	$3,392	$3,205

	For Three Months Ended March 31,
	2011	2010
Segment Operating Profit

Analog	$418	$398
Embedded Processing	102	73
Wireless	141	158
Other	247	321
Total operating profit	$908	$950

ITEM 2.  Management’s discussion and analysis of financial condition and results of operations

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

We were the world’s fourth largest semiconductor company in 2010 as measured by revenue, according to an external source.  Additionally, we sell calculators and related products.

On April 4, 2011, we announced that we had entered into an agreement to acquire National Semiconductor Corporation (“National”).  Under the terms of the agreement, National stockholders will receive $25 in cash for each share of National common stock they hold at the time of closing.  TI expects to fund the transaction with a combination of existing cash balances and new debt issuance.  The acquisition is subject to customary closing conditions, including review by U.S. and international regulators and approval by National’s shareholders.  TI expects the transaction to close sometime in 2011.  The National acquisition will bring to TI a portfolio of 12,000 analog products and strong customer design tools, and is consistent with our strategy to grow our Analog business.  Upon the close of the transaction, National will become part of TI’s Analog segment.

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

Wireless

Growth in the wireless handset market is being driven by the demand for smartphones, tablet computers and other emerging portable devices.  Many of today’s smartphones and tablets use an applications processor to run the device’s software operating system and to enable the expanding functionality that has made smartphones the fastest growing wireless segment.  Smartphones and tablets also use other semiconductors to enable connectivity through means other than the cellular network (such as Bluetooth® devices, WiFi networks, GPS location services, and Near Field Communication (NFC)).

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

Inventory

Our inventory practices differ by product, but we generally maintain inventory levels that are consistent with our expectations of customer demand.  Because of the longer product life cycles of standard products and their inherently lower risk of obsolescence, we generally carry more of those products than custom products.  Additionally, we sometimes maintain standard-product inventory in unfinished wafer form, as well as higher finished goods inventory of low-volume products, allowing greater flexibility in periods of high demand.   We also have consignment inventory programs in place for our largest customers and some distributors.

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

Tax considerations

We operate in a number of tax jurisdictions and are subject to several types of taxes including those that are based on income, capital, property and payroll, as well as sales and other transactional taxes.  The timing of the final determination of our tax liabilities varies by jurisdiction and taxing authority.  As a result, during any particular reporting period we might reflect in our financial statements one or more tax refunds or assessments, or changes to tax liabilities, involving one or more taxing authorities.

First-Quarter 2011 results

Our first-quarter revenue was $3.39 billion, net income was $666 million and earnings per share (EPS) were 55 cents.

2011 started strong, with customer demand in January and February tracking our expectations for a first quarter of above-seasonal growth.  Later in the quarter, revenue from Wireless baseband chips was substantially below our expectations as a result of lower demand from a single customer.  To a lesser extent, revenue was also affected by the March 11 earthquake in Japan and its aftermath, which disrupted demand and impaired operations at two of our factories there.  The lower revenue combined with expenses resulting from the earthquake affected EPS.  New orders, however, were strong through the quarter, indicative of the underlying strength in our markets.

Recovery of our operations in Japan is progressing well.  One of our factories has resumed full production, and the other has restarted initial processing of wafers and is on schedule for full loadings in the third quarter.  Nonetheless, many of our Japanese customers remain in the early stages of reopening their own factories, and we and our customers face potential supply chain disruptions.  We expect growth in the second quarter, though it will be pressured by the situation in Japan.  We expect that our second-quarter EPS will be negatively impacted by a combination of lower output at our Japan factories, lower local Japan demand and potential supply chain disruptions, as well as by earthquake-related costs we expect to recognize in the second quarter.  Provided consumer and enterprise demand remain strong, we expect a good second half of the year.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended

	Mar. 31, 2011	Mar. 31, 2010	Dec. 31, 2010

Revenue	$3,392	$3,205	$3,525
Cost of revenue	1,664	1,516	1,656
Gross profit	1,728	1,689	1,869
Research and development (R&D)	422	370	393
Selling, general and administrative (SG&A)	396	359	389
Restructuring expense	--	10	1
Acquisition cost / divestiture (gain)	2	--	(144)
Operating profit	908	950	1,230
Other income (expense) net	10	7	18
Income before income taxes	918	957	1,248
Provision for income taxes	252	299	306
Net income	$666	$658	$942

Earnings per common share:
Basic	$.56	$.53	$.79
Diluted	$.55	$.52	$.78

Average shares outstanding (millions):
Basic	1,167	1,233	1,170
Diluted	1,194	1,246	1,189

Cash dividends declared per share of common stock	$.13	$.12	$.13

Percentage of revenue:
Gross profit	50.9%	52.7%	53.0%
R&D	12.4%	11.5%	11.1%
SG&A	11.7%	11.2%	11.1%
Operating profit	26.8%	29.7%	34.9%

As required by accounting rule ASC 260, net income allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents is excluded from the calculation of EPS.  The amount excluded from earnings per common share was $10 million, $8 million and $14 million for the quarters ending March 31, 2011, March 31, 2010 and December 31, 2010.

Details of financial results

Revenue for the first quarter of 2011 was $3.39 billion, an increase of $187 million, or 6 percent, from the year-ago quarter due to higher revenue from our core businesses consisting of Analog and Embedded Processing and the part of our Wireless segment that is focused on smartphones and tablet computers.  Compared with the prior quarter, revenue decreased $133 million, or 4 percent, primarily due to lower revenue from the baseband portion of Wireless.  During the first quarter of 2011, loss of revenue associated with the events in Japan was estimated to be about $20 million.

Gross profit for the first quarter of 2011 was $1.73 billion, or 50.9 percent of revenue, an increase of $39 million, or 2 percent, from the year-ago quarter and a decrease of $141 million, or 8 percent, from the prior quarter.  The change in gross profit in both comparisons was primarily due to the change in revenue.  Included in results for the first quarter of 2011 are about $30 million of costs resulting from the events in Japan.  See Note 2 to the Financial Statements for more details.

Operating expenses for the first quarter of 2011 were $422 million for R&D and $396 million for SG&A.  R&D expense increased $52 million, or 14 percent, from the year-ago quarter due to higher product development costs, particularly for our core businesses and, to a lesser extent, higher compensation-related costs.  R&D expense increased $29 million, or 7 percent, from the prior quarter due to higher compensation-related costs and, to a lesser extent, higher product development costs.  SG&A expense increased $37 million, or 10 percent, from the year-ago quarter, due to higher compensation-related costs and, to a lesser extent, increased investments in sales and marketing activities.  Compared with the prior quarter, SG&A expense increased $7 million, or 2 percent, due to higher compensation-related costs.

In the first quarter of 2011, we incurred $2 million of acquisition-related transaction costs associated with the announced agreement to acquire National Semiconductor.  In the prior quarter, we recorded a $144 million pretax gain from divestiture of a product line previously included in our Other segment.

For the first quarter of 2011, our operating profit was $908 million, or 26.8 percent of revenue, compared with $950 million, or 29.7 percent of revenue, for the year-ago quarter.  The decrease in operating profit from the year-ago quarter was due to higher operating expenses that more than offset higher gross profit.  Compared with the prior quarter, operating profit decreased $322 million, or 26 percent, due to the combination of lower gross profit and last quarter’s gain on sale of a product line.

As of March 31, 2011, our estimated annual effective tax rate for 2011 is about 28 percent.  See Note 3 to the Financial Statements for additional information.

Quarterly income taxes are calculated using the estimated annual effective tax rate.

For the first quarter of 2011, our tax provision was $252 million compared with $299 million in the year-ago quarter and $306 million in the prior quarter.  The decrease in the tax provision from the year-ago quarter was due, in decreasing order, to the effects of non-U.S. tax rates, the federal research tax credit and lower income before income taxes.  The decrease in the tax provision from the prior quarter was due to lower income before income taxes, partially offset by the cumulative effect of the reinstatement of the federal research tax credit in the prior quarter.

In the first quarter of 2011, our net income was $666 million compared with net income of $658 million for the year-ago quarter and $942 million for the prior quarter.  EPS was $0.55, compared with $0.52 for the year-ago quarter and $0.78 for the prior quarter.

Orders in the first quarter were $3.58 billion, a decrease of 2 percent from the year-ago quarter and an increase of 14 percent from the prior quarter.

Segment results

Analog

	1Q11	1Q10	1Q11 vs. 1Q10	4Q10	1Q11 vs. 4Q10
Revenue	$1,536	$1,367	12%	$1,518	1%
Operating profit	418	398	5%	486	-14%
Operating profit % of revenue	27.2%	29.1%		32.0%

Analog revenue increased 12 percent from the year-ago quarter due to increased shipments of high-performance analog products and, to a lesser extent, increased shipments of power management and high-volume analog & logic products.  Compared with the prior quarter, revenue was about even as an increase in shipments of power management products was partially offset by a decrease in shipments of high-performance analog products.  Revenue from high-volume analog & logic products was about even.  Compared with the year-ago quarter, operating profit increased due to higher revenue and associated gross profit partially offset by increased operating expenses.  Operating profit decreased 14 percent from the prior quarter due to lower gross profit and higher operating expenses.

Embedded Processing

	1Q11	1Q10	1Q11 vs. 1Q10	4Q10	1Q11 vs. 4Q10
Revenue	$533	$440	21%	$538	-1%
Operating profit	102	73	40%	143	-29%
Operating profit % of revenue	19.0%	16.7%		26.5%

Embedded Processing revenue increased 21 percent from the year-ago quarter due to increased shipments of catalog products and, to a lesser extent, shipments of products sold into communications infrastructure and automotive applications.  Compared with the prior quarter, due to changes in the product mix, revenue was about even as increased shipments of products sold into automotive applications were offset by lower revenue from communications infrastructure and catalog products.  Compared with the year-ago quarter, operating profit increased due to higher revenue and associated gross profit.  Operating profit was 29 percent lower than the prior quarter due to lower gross profit and, to a lesser extent, higher operating expenses.

Wireless

	1Q11	1Q10	1Q11 vs. 1Q10	4Q10	1Q11 vs. 4Q10
Revenue	$658	$717	-8%	$767	-14%
Operating profit	141	158	-11%	180	-22%
Operating profit % of revenue	21.5%	22.0%		23.5%

Wireless revenue decreased 8 percent from the year-ago quarter due to decreased shipments of baseband products to a single customer.  Revenue from connectivity products increased due to increased product shipments.  Revenue from applications processors was about even.  Baseband revenue for the first quarter of 2011 was $334 million, a decrease of $90 million, or 21 percent, from the year-ago quarter. The decrease in Wireless operating profit compared with the year-ago quarter was due to higher operating expenses and, to a lesser extent, lower revenue and associated gross profit.  Compared with the prior quarter, Wireless revenue declined 14 percent due to decreased shipments of baseband products to a single customer.  Baseband revenue declined $101 million, or 23 percent, from the prior quarter.  Revenue from applications processors declined due to a decrease in product shipments.  Revenue from connectivity products increased as a decline in product shipments was offset by the impact of a higher proportion of shipments of higher-priced products.  Operating profit declined 22 percent from the prior quarter due to lower revenue and associated gross profit, partially offset by decreased operating expenses.

Other

	1Q11	1Q10	1Q11 vs. 1Q10	4Q10	1Q11 vs. 4Q10
Revenue	$665	$681	-2%	$702	-5%
Operating profit	247	321	-23%	421	-41%
Operating profit % of revenue	37.2%	47.2%		60.0%

Other revenue decreased 2 percent from the year-ago quarter, primarily due to lower royalties, which were mostly offset by increased revenue from transitional supply agreements and DLP products.  Compared with the prior quarter, revenue declined 5 percent due about equally to decreased shipments of custom ASIC products and lower royalties and, to a lesser extent, decreased revenue from transitional supply agreements; revenue from calculators and DLP products partially offset these decreases.  Included in operating profit for the first quarter of 2011 are about $30 million of costs resulting from the events in Japan and $2 million of acquisition-related costs associated with the announced agreement to acquire National Semiconductor.  The prior quarter included a $144 million gain from the divestiture of a product line.  Operating profit for the first quarter of 2011 decreased from the year-ago quarter due to lower revenue and the costs resulting from the events in Japan.  Operating profit decreased sequentially due to the gain from the divestiture of a product line in the prior quarter and the costs resulting from the events in Japan.

Financial Condition

At the end of the first quarter of 2011, total cash (cash and cash equivalents plus short-term investments) was $2.86 billion.  This was $215 million lower than at the end of 2010.

Accounts receivable were $1.57 billion at the end of the first quarter. This was an increase of $50 million from the end of 2010.  Days sales outstanding were 42 at the end of the quarter compared with 39 at the end of 2010.  The increase in accounts receivable was primarily the result of higher revenue in the last month of the first quarter of 2011 compared with the fourth quarter of 2010.

Inventory was $1.68 billion at the end of the first quarter. This was an increase of $158 million from the end of 2010.  Days of inventory at the end of the first quarter were 91 compared with 83 at the end of 2010.  Most of the inventory increase was due to building inventory to help support high customer service levels.  About one-third of the sequential inventory increase was Wireless baseband inventory that resulted from weaker than expected demand from a single customer.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations.   Other sources of liquidity are our cash and cash equivalents, short-term investments and revolving credit facilities.  Cash flow from operations for the first quarter of 2011 was $516 million, a decrease of $194 million from the year-ago period.  This decrease was due to changes in working capital, primarily for increased compensation payments and higher inventory levels.

We had $1.34 billion of cash and cash equivalents and $1.51 billion of short-term investments as of March 31, 2011.  We have a variable-rate revolving credit facility that allows us to borrow up to $1 billion until August 2011 and up to $920 million from August 2011 until August 2012.  As of March 31, 2011, this credit facility was not being utilized.

Investing activities provided cash of $63 million for the first three months of 2011, compared with $51 million used in the year-ago period.  Sales, redemptions and maturities of short-term investments, net of purchases, provided cash of $239 million compared with $169 million in the year-ago quarter.  Capital expenditures in the first quarter of 2011 totaled $194 million compared with $219 million in the year-ago quarter.  These expenditures were primarily for assembly/test equipment, and to a lesser extent, for analog wafer manufacturing equipment.

Net cash used in financing activities was $555 million compared with $624 million in the year-ago period.  We used $771 million of cash in the first quarter of 2011 to repurchase 21.9 million shares of our common stock and paid dividends of $153 million.  In the same period last year we used $504 million of cash to repurchase 20.6 million shares of common stock and paid $149 million in dividends.  Employee exercises of TI stock options provided cash proceeds of $350 million compared with $29 million for the year-ago quarter.

We expect our acquisition of National Semiconductor for $25 per share, or approximately $6.5 billion, to close sometime in 2011.  We expect to finance the acquisition through a combination of existing cash balances and new debt issuance.  In connection with the announced acquisition agreement, we obtained commitments for an unsecured bridge loan term facility and a revolving credit facility.  The aggregate amount of these facilities is $3.5 billion.  Each facility has a 364-day term.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.

In 2011, we expect approximately: an annual effective tax rate of 28 percent; R&D expense of $1.7 billion; capital expenditures of $0.9 billion; and depreciation of $0.9 billion.

Changes in accounting standards

See Note 1 to the Financial Statements for detailed information regarding the status of new accounting and reporting standards.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on page 45 of Exhibit 13 to our Form 10-K for the year ended December 31, 2010, and is incorporated by reference to such exhibit.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2011	2,179,400	$34.41	2,179,400		$7.57 billion
February 1 through February 28, 2011	11,373,917	$35.54	11,373,917		$7.17 billion
March 1 through March 31, 2011	8,343,018	$34.93	8,343,018		$6.87 billion
Total	21,896,335	$35.19	21,896,335	(2)	$6.87 billion	(3)
_________
(1)
All purchases during the quarter were made either under the authorization from our board of directors to purchase up to $5 billion of additional shares of TI common stock announced on September 21, 2007 (of which approximately $145 million was available on January 1, 2011), or under the $7.5 billion authorization announced on September 16, 2010.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of March 31, 2011, this amount consisted of the remaining portion of the $7.5 billion authorization announced on September 16, 2010. No expiration date was specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101.ins	Instance Document*

101.def	XBRL Taxonomy Extension Definition Linkbase Document*

101.sch	XBRL Taxonomy Extension Schema Document*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document*

101.lab	XBRL Taxonomy Extension Label Linkbase Document*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document*

* Furnished, not filed, herewith.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly in key markets such as communications, computing, industrial and consumer electronics;

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

TI specifically notes that circumstances arising out of the recent earthquakes and tsunami in Japan, including disruptions and increased costs of TI’s production, disruptions in our supply chain (including utilities) and reduced or delayed demand from customers, could cause actual results to differ from the expectations of TI or its management.

For a more detailed discussion of these factors, see the Risk Factors discussion in Item 1A of TI’s most recent Form 10-K.  The forward-looking statements included in this report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer

Date: May 5, 2011