Form 10-Q
period 2011-06-30
TEXAS INSTRUMENTS INC
filed 2011-08-05
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
 Commission File Number 001-03761
 _______________________________________________________________________________________________________________
 TEXAS INSTRUMENTS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)
 _______________________________________________________________________________________________________________

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 972-995-3773
 _______________________________________________________________________________________________________________
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
Yes ☐  No ☒
1,155,320,663
Number of shares of Registrant’s common stock outstanding as of
June 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$3,458	$3,496	$6,849	$6,701
Cost of revenue	1,705	1,602	3,369	3,118
Gross profit	1,753	1,894	3,480	3,583
Research and development	424	392	846	761
Selling, general and administrative	411	378	806	737
Restructuring expense	—	17	—	28
Acquisition cost	13	—	15	—
Operating profit	905	1,107	1,813	2,057
Other income (expense) net	10	4	19	11
Interest and debt expense	6	—	6	—
Income before income taxes	909	1,111	1,826	2,068
Provision for income taxes	237	342	488	641
Net income	$672	$769	$1,338	$1,427

Earnings per common share:
Basic	$.57	$.63	$1.13	$1.15
Diluted	$.56	$.62	$1.11	$1.14

Average shares outstanding (millions):
Basic	1,156	1,208	1,161	1,221
Diluted	1,180	1,221	1,187	1,234

Cash dividends declared per share of common stock	$.13	$.12	$.26	$.24

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$672	$769	$1,338	$1,427
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains, net of taxes	—	2	1	3
Reclassification of recognized transactions, net of taxes	12	—	12	—
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	(5)	(52)	(19)	(75)
Reclassification of recognized transactions, net of taxes	12	22	23	38
Prior service cost of defined benefit plans:
Adjustment, net of taxes	—	1	1	1
Change in fair value of derivative instrument, net of taxes	(3)	—	(3)	—
Total	16	(27)	15	(33)
Total comprehensive income	$688	$742	$1,353	$1,394

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$4,501	$1,319
Short-term investments	1,899	1,753
Accounts receivable, net of allowances of ($23) and ($18)	1,672	1,518
Raw materials	148	122
Work in process	970	919
Finished goods	644	479
Inventories	1,762	1,520
Deferred income taxes	793	770
Prepaid expenses and other current assets	233	180
Total current assets	10,860	7,060
Property, plant and equipment at cost	6,573	6,907
Less accumulated depreciation	(2,859)	(3,227)
Property, plant and equipment, net	3,714	3,680
Long-term investments	334	453
Goodwill	924	924
Acquisition-related intangibles	63	76
Deferred income taxes	925	927
Capitalized software licenses, net	184	205
Overfunded retirement plans	25	31
Other assets	69	45
Total assets	$17,098	$13,401

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$623	$621
Accrued compensation	428	629
Income taxes payable	65	109
Accrued expenses and other liabilities	637	622
Total current liabilities	1,753	1,981
Long-term debt	3,498	—
Underfunded retirement plans	532	519
Deferred income taxes	92	86
Deferred credits and other liabilities	320	378
Total liabilities	6,195	2,964

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: June 30, 2011 – 1,740,530,417; December 31, 2010 – 1,740,166,101	1,741	1,740
Paid-in capital	1,108	1,114
Retained earnings	25,726	24,695
Less treasury common stock at cost. Shares: June 30, 2011 – 585,209,754; December 31, 2010 – 572,722,397	(16,986)	(16,411)
Accumulated other comprehensive income (loss), net of taxes	(686)	(701)
Total stockholders’ equity	10,903	10,437
Total liabilities and stockholders’ equity	$17,098	$13,401

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)

	For Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,338	$1,427
Adjustments to net income:
Depreciation	444	426
Stock-based compensation	110	96
Amortization of acquisition-related intangibles	13	25
Deferred income taxes	(15)	(18)
Increase (decrease) from changes in:
Accounts receivable	(146)	(439)
Inventories	(242)	(147)
Prepaid expenses and other current assets	(12)	(34)
Accounts payable and accrued expenses	(25)	(18)
Accrued compensation	(201)	33
Income taxes payable	(103)	(120)
Other	(14)	41
Net cash provided by operating activities	1,147	1,272

Cash flows from investing activities:
Additions to property, plant and equipment	(470)	(502)
Purchases of short-term investments	(1,688)	(1,212)
Sales, redemptions and maturities of short-term investments	1,616	1,801
Purchases of long-term investments	(3)	(2)
Sales and redemptions of long-term investments	64	68
Net cash (used in) provided by investing activities	(481)	153

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,497	—
Issuance costs for long-term debt	(12)	—
Dividends paid	(303)	(296)
Sales and other common stock transactions	530	79
Excess tax benefit from share-based payments	27	2
Stock repurchases	(1,223)	(1,254)
Net cash provided by (used in) financing activities	2,516	(1,469)

Net increase (decrease) in cash and cash equivalents	3,182	(44)
Cash and cash equivalents, beginning of period	1,319	1,182
Cash and cash equivalents, end of period	$4,501	$1,138

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of business and significant accounting policies and practices. Texas Instruments (TI) designs and makes semiconductors that we sell to electronics designers and manufacturers; about 80,000 customers all over the world buy our products.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2010.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended June 30, 2011 and 2010, and the balance sheet as of June 30, 2011, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2010, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2010.  The results for the three- and six-month periods are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Acquisition Cost - During the first six months of 2011, we incurred $15 million of acquisition-related expenses ($13 million for the second quarter) associated with the announced agreement to acquire National Semiconductor (“National”).

Use of Derivatives and Hedging - In connection with the issuance of long-term debt in May 2011, as more fully described in Note 3, we entered into an interest rate swap designated as a hedge of the variability of cash flows related to interest payments on the variable-rate portion of the debt. Gains and losses from changes in the fair value of the interest rate swap are credited or charged to accumulated other comprehensive income (AOCI).

We also use derivative financial instruments to manage exposure to foreign exchange risk.  These instruments are primarily forward foreign currency exchange contracts that are used as economic hedges to reduce the earnings impact exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures or for specified non-U.S. dollar forecasted transactions.  Gains and losses from changes in the fair value of these forward foreign currency exchange contracts are credited or charged to other income (expense) net (OI&E).  We do not apply hedge accounting to our foreign currency derivative instruments.

We do not use derivatives for speculative or trading purposes.

Fair Values of Financial Instruments - The fair values of our derivative financial instruments were not significant at June 30, 2011.  Our investments in cash equivalents, short-term investments and certain long-term investments are carried at fair value and are discussed in Note 6.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair value of our long-term debt approximates the carrying value.

Accounting Standards Adopted - In October 2009, the Financial Accounting Standards Board (FASB) concurrently issued the following Accounting Standards Updates (ASUs):

• ASU No. 2009 - 14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.
• ASU No. 2009 - 13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services and support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables.

We adopted these standards in the first quarter of 2011 by applying them on a prospective basis to revenue arrangements entered into or materially modified beginning January 1, 2011. The adoption of these standards did not have a significant impact on our financial position or results of operations.

New Accounting Standard Not Yet Adopted - In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. While this new standard will not affect how we measure or account for assets and liabilities at fair value, the disclosure requirements will be required for interim and annual periods beginning January 1, 2012. There will be no impact to our financial condition or results of operation from the adoption of this new standard.

2.
Losses associated with the earthquake in Japan. On March 11, 2011, a magnitude 9.0 earthquake struck near two of our three semiconductor wafer manufacturing facilities in Japan. Our manufacturing site in Miho suffered substantial damage during the earthquake, our facility in Aizu experienced significantly less damage, and our site in Hiji was undamaged. We maintain earthquake insurance policies in Japan for limited coverage for property damage and business interruption losses.

Assessment and recovery efforts began immediately at these facilities.  Our Aizu factory recovered first and has been in production for most of the second quarter. Our Miho factory was shut down through the first half of April, then ramped steadily through May and the first part of June. Our production loadings, based on wafer starts, were nearly back to full capacity by the middle of June. There will be a few months of lag between when we start a wafer and when those products ship to our customers due to the manufacturing cycle time.

During the first half of 2011, we recorded total expenses of about $80 million (about $50 million for the second quarter) based on the costs of property damages incurred and costs associated with business interruption, net of proceeds from ongoing insurance claims. Almost all of these costs are included in Cost of revenue in the statement of income and are reported in our Other segment. These costs include the underutilization expense we incurred from having our manufacturing assets only partially loaded, costs related to the recovery teams that have been assembled from across the world and other costs. To date, no proceeds from ongoing insurance claims have been recognized related to amounts for business interruption or associated lost profits.

We have yet to determine the final total losses attributable to the earthquake. It is reasonably possible that the final losses may exceed the limits of our insurance policies.  We are in discussions with our insurers and their advisors, but at this time, we cannot estimate the timing and amount of proceeds we will ultimately receive from these policies.

3.
Long-term debt. On May 23, 2011, we issued an aggregate principal amount of $3.50 billion of fixed- and floating-rate long-term debt as detailed below to help fund the National acquisition. The proceeds of the offering were $3.497 billion, net of the original issuance discount. We also incurred $12 million of issuance costs which are included in Other assets and will be amortized to Interest and debt expense over the individual notes’ lives.

In connection with this issuance, we also entered into an interest rate swap transaction related to the $1.0 billion notional amount of our floating-rate debt due 2013. Under this swap agreement we will receive variable payments based on three-month LIBOR rates and pay a fixed rate through May 15, 2013. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the three-month LIBOR-based interest payments. We have designated this interest rate swap as a cash flow hedge and record changes in its fair value in AOCI. The net effect of this swap is to convert the variable interest rate to a fixed rate of 0.922%.

Following is a summary of the long-term debt outstanding as of June 30, 2011:

$1.0 billion floating-rate notes due 2013 (swapped to a 0.922% fixed rate)	$1,000
$500 million 0.875% notes due 2013	500
$1.0 billion 1.375% notes due 2014	1,000
$1.0 billion 2.375% notes due 2016	1,000
Less unamortized discount	(2)
Total long-term debt	$3,498

If our planned acquisition of National does not close by April 30, 2012, or the agreement is otherwise terminated, we are obligated to redeem the $2.5 billion of fixed-rate debt. This redemption would be 15 business days following the earlier of April 30, 2012, or the date the agreement is terminated, at a redemption price equal to 101% of the aggregate principal amount of the fixed-rate debt, plus accrued interest. We are not obligated to redeem the floating-rate notes.

4.
Income taxes. Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of June 30, 2011, the estimated annual effective tax rate for 2011 is about 27 percent, which differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates.

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

Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended June 30, 2011			For Three Months Ended June 30, 2010
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS:
Net income	$672			$769
Less income allocated to RSUs	(11)			(11)
Income allocated to common stock for basic EPS calculation	$661	1,156	$.57	$758	1,208	$.63

Adjustment for dilutive shares:
Stock-based compensation plans		24			13

Diluted EPS:
Net income	$672			$769
Less income allocated to RSUs	(10)			(11)
Income allocated to common stock for diluted EPS calculation	$662	1,180	$.56	$758	1,221	$.62

	For Six Months Ended June 30, 2011			For Six Months Ended June 30, 2010
	Income	Shares	EPS	Income	Shares	EPS

Basic EPS:
Net income	$1,338			$1,427
Less income allocated to RSUs	(21)			(19)
Income allocated to common stock for basic EPS calculation	$1,317	1,161	$1.13	$1,408	1,221	$1.15

Adjustment for dilutive shares:
Stock-based compensation plans		26			13

Diluted EPS:
Net income	$1,338			$1,427
Less income allocated to RSUs	(21)			(19)
Income allocated to common stock for diluted EPS calculation	$1,317	1,187	$1.11	$1,408	1,234	$1.14

Options to purchase 20 million and 97 million shares of common stock that were outstanding during the second quarters of 2011 and 2010, respectively, and 19 million and 97 million shares outstanding during the six months of 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

6.	Valuation of debt and equity investments and certain liabilities.

Debt and equity investments

We classify our investments as available-for-sale, trading, equity method or cost method.  Most of our investments are classified as available-for-sale.

Available-for-sale and trading securities are stated at fair value, which is generally based on market prices, broker quotes or, when necessary, financial models (see fair value discussion below).

Unrealized gains and losses on available-for-sale securities are recorded as an increase or decrease, net of taxes, in AOCI. We record other-than-temporary losses (impairments) on available-for-sale securities in OI&E.

Changes in the fair value of debt securities classified as trading securities are recorded in OI&E.

We classify certain mutual funds as trading securities. These mutual funds hold a variety of debt and equity investments intended to generate returns that offset changes in certain deferred compensation liabilities.  We record changes in the fair value of these mutual funds and the related deferred compensation liabilities in selling, general and administrative expense.

Our other investments are not measured at fair value but are accounted for using either the equity method or cost method.  These investments consist of interests in venture capital funds and other non-marketable equity securities. Gains and losses from equity method investments are reflected in OI&E based on our ownership share of the investee’s financial results.  Gains and losses on cost method investments are recorded in OI&E when realized or when an impairment of the investment’s value is warranted based on our assessment of the recoverability of each investment.

Details of our investments and related unrealized gains and losses included in AOCI are as follows:

	June 30, 2011			December 31, 2010
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale
Money market funds	$434	$—	$—	$167	$—	$—
Corporate obligations	795	270	—	44	649	—
U.S. government agency and Treasury securities	3,018	1,556	—	855	1,081	—
Auction-rate securities	—	—	44	—	23	257

Trading
Auction-rate securities	—	73	94	—	—	—
Mutual funds	—	—	134	—	—	139

Total	$4,247	$1,899	$272	$1,066	$1,753	$396

Other measurement basis:
Equity method investments	—	—	40	—	—	36
Cost method investments	—	—	22	—	—	21
Cash on hand	254	—	—	253	—	—
Total	$4,501	$1,899	$334	$1,319	$1,753	$453

Amounts included in AOCI from available-for-sale securities:
Unrealized gains (pre-tax)	$—	$1	$—	$—	$1	$—
Unrealized losses (pre-tax)	$—	$—	$2	$—	$1	$22

As of June 30, 2011, and December 31, 2010, the majority of unrealized losses included in AOCI were associated with auction-rate securities classified as securities that are available-for-sale.  We have determined that our available-for-sale investments with unrealized losses are not other-than-temporarily impaired as we expect to recover the entire cost basis of these securities and we do not intend to sell these investments, nor do we expect to be required to sell these investments before a recovery of the cost basis.  In the second quarter of 2011, we recategorized certain auction-rate securities from an available-for-sale classification to a trading classification as we intend to sell them.

For the six months ended June 30, 2011 and 2010, the proceeds from sales, redemptions and maturities of short-term available-for-sale securities, excluding cash equivalents, were $1.62 billion and $1.80 billion, respectively.  Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in money market funds and other debt securities classified as available-for-sale at June 30, 2011:

Due	Fair Value

One year or less	$5,826
One to three years	247
Greater than three years	44

Fair value
We measure and report our financial assets and certain liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The three-level hierarchy discussed below indicates the extent and level of judgment used to estimate fair value measurements.

Level 1 - Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 - Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data. Our Level 2 assets consist of corporate obligations, some U.S. government agency securities and auction-rate securities that have been called for redemption. We utilize a third-party data service to provide Level 2 valuations, verifying these valuations for reasonableness relative to unadjusted quotes obtained from brokers or dealers based on observable prices for similar assets in active markets.

Level 3 - Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models that utilize management estimates of market participant assumptions.

Our auction-rate securities are primarily classified as Level 3 assets.  Auction-rate securities are debt instruments with variable interest rates that historically would periodically reset through an auction process.  These auctions have not functioned since 2008. There is no active secondary market for these securities, although limited observable transactions do occasionally occur. As a result, we use a discounted cash flow (DCF) model to determine the estimated fair value of these investments as of each quarter end.  The assumptions used in preparing the DCF model include estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions we consider relevant factors including: the formula for each security that defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans and additional credit enhancements provided through other means; and, publicly available pricing data for student loan asset-backed securities that are not subject to auctions.  Our estimate of the rate of return required by investors to own these securities also considers the reduced liquidity for auction-rate securities. To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future.

The following are our assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.  These tables do not include cash on hand, assets held by our postretirement plans or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value June 30, 2011	Level 1	Level 2	Level 3

Assets:
Money market funds	$434	$434	$—	$—
Corporate obligations	1,065	—	1,065	—
U.S. government agency and Treasury securities	4,574	3,613	961	—
Auction-rate securities	211	—	—	211
Mutual funds	134	134	—	—
Total assets	$6,418	$4,181	$2,026	$211

Liabilities (a):
Deferred compensation	155	155	—	—
Total liabilities	$155	$155	$—	$—

	Fair Value December 31, 2010	Level 1	Level 2	Level 3

Assets:
Money market funds	$167	$167	$—	$—
Corporate obligations	693	—	693	—
U.S. government agency and Treasury securities	1,936	1,120	816	—
Auction-rate securities	280	—	23	257
Mutual funds	139	139	—	—
Total assets	$3,215	$1,426	$1,532	$257

Liabilities (a):
Contingent consideration	8	—	—	8
Deferred compensation	159	159	—	—
Total liabilities	$167	$159	$—	$8

(a)	The liabilities above are a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our balance sheets, depending on the expected timing of payment.

The following table provides a reconciliation of changes in the fair values for Level 3 assets and liabilities.

	Level 3
Changes in fair value during the period (pre-tax):	Auction-rate securities	Contingent consideration

Beginning Balance, December 31, 2009	$458	$18
Change in fair value of contingent consideration - included in operating profit	—	(1)
Reduction in unrealized loss - included in AOCI	4	—
Redemptions	(68)	—
Transfers into Level 2	(13)	—
Ending Balance, June 30, 2010	381	17

Change in fair value of contingent consideration - included in operating profit	—	(9)
Reduction in unrealized loss - included in AOCI	6	—
Redemptions	(120)	—
Transfers into Level 2	(10)	—
Ending Balance, December 31, 2010	257	8

Change in fair value of contingent consideration - included in operating profit	—	(8)
Reduction in unrealized loss - included in AOCI	1	—
Redemptions and sales	(47)	—
Ending Balance, June 30, 2011	$211	$—

7.	Postretirement benefit plans. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended June 30,	2011	2010	2011	2010	2011	2010

Service cost	$5	$4	$1	$1	$9	$9
Interest cost	12	12	7	6	16	15
Expected return on plan assets	(11)	(12)	(5)	(6)	(20)	(18)
Amortization of prior service cost	—	—	—	1	(1)	(1)
Recognized net actuarial loss	6	5	3	3	10	7
Net periodic benefit cost	$12	$9	$6	$5	$14	$12

Settlement charges *	—	19	—	—	—	—
Total, including charges	$12	$28	$6	$5	$14	$12

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For six months ended June 30,	2011	2010	2011	2010	2011	2010

Service cost	$11	$9	$2	$2	$18	$17
Interest cost	23	24	12	13	32	30
Expected return on plan assets	(22)	(25)	(10)	(12)	(39)	(36)
Amortization of prior service cost	—	—	1	1	(2)	(2)
Recognized net actuarial loss	12	10	6	6	19	15
Net periodic benefit cost	$24	$18	$11	$10	$28	$24

Settlement charges *	—	30	—	—	—	—
Total, including charges	$24	$48	$11	$10	$28	$24

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

Discontinued operations indemnity - In connection with the 2006 sale of the former Sensors & Controls business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. Our indemnification obligations with respect to breaches of representations and warranties and the specified litigation matters are generally subject to a total deductible of $30 million and our maximum potential exposure is limited to $300 million. We have not made any indemnity payments related to this matter and do not expect that any potential payments related to this indemnity obligation would have a material adverse effect on our financial condition, results of operations or liquidity in future periods.

Acquisition reverse termination fee - In connection with our recently announced agreement to acquire National, if we are unable to close the transaction due to our inability to obtain the remaining regulatory approval, we may be required to pay National a reverse termination fee of $350 million. In addition, we would be required to redeem the fixed-rate portions of our long-term debt (see Note 3).

9.	Segment data.

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010
Segment Revenue

Analog	$1,588	$1,512	$3,123	$2,880
Embedded Processing	596	516	1,129	956
Wireless	558	727	1,216	1,444
Other	716	741	1,381	1,421
Total revenue	$3,458	$3,496	$6,849	$6,701

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010
Segment Operating Profit

Analog	$446	$472	$864	$871
Embedded Processing	141	115	243	188
Wireless	82	165	223	322
Other	236	355	483	676
Total operating profit	$905	$1,107	$1,813	$2,057

10.    Subsequent events. On July 14, 2011, in anticipation of our pending acquisition of National, we issued an aggregate of $1.2 billion of commercial paper, which was supported by existing revolving credit facilities.

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

On April 4, 2011, we announced that we had entered into an agreement to acquire National Semiconductor Corporation (“National”). Under the terms of the agreement, National stockholders will receive $25 in cash for each share of National common stock they hold at the time of closing. On June 21, 2011, National stockholders approved the adoption of the agreement. The acquisition has cleared all antitrust reviews with the exception of China, which is underway. We expect the transaction to close in the second half of 2011 and will fund the acquisition with a combination of available cash and the proceeds of debt issuances, including $3.5 billion of debt securities issued in the quarter. The National acquisition will bring to TI a portfolio of 12,000 analog products and strong customer design tools, and is consistent with our strategy to grow our Analog business. Upon the close of the transaction, National will become part of TI’s Analog segment.

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

Analog

Analog semiconductors change real-world signals – such as sound, temperature, pressure or images – by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as digital signal processors (DSPs).  Analog semiconductors are also used to manage power distribution and consumption.  Sales to our Analog segment’s more than 80,000 customers generated 43 percent of our revenue in 2010.  According to external sources, the worldwide market for analog semiconductors was about $42 billion in 2010.  Our Analog segment’s revenue in 2010 was about $6 billion, or about 14 percent of this fragmented market, the leading position.  We believe that we are well positioned to increase our market share over time.

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

Wireless

Growth in the wireless market is being driven by the demand for smartphones, tablet computers and other emerging portable devices.  Many of today’s smartphones and tablets use an applications processor to run the device’s software operating system and to enable the expanding functionality that has made smartphones the fastest growing wireless segment.  Smartphones and tablets also use other semiconductors to enable connectivity through means other than the cellular network (such as Bluetooth® devices, WiFi networks, GPS location services, and Near Field Communication (NFC)).

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

Second-Quarter 2011 results
Our second-quarter revenue was $3.46 billion, net income was $672 million and earnings per share (EPS) were 56 cents.

We are pleased with the continued success of our portfolio in Analog and Embedded Processing.  Sequential revenue growth was driven by Embedded Processing up 12 percent and Analog up 3 percent, resulting in market share gains in both segments. In the quarter, we also resumed production ahead of schedule at our Japan factories that were damaged in the March 2011 earthquake, thanks to excellent work by our teams on the ground.

We expect growth in the third quarter, but because of mixed macroeconomic and market signals we are prepared for a broader-than-normal range of growth possibilities.  We note that production at some computing and consumer manufacturers appears lukewarm even though we are heading into the back-to-school and holiday seasons.  At the same time, Asian distributor resales have been strong, demand from our Japanese customers is increasing and our backlog increased in the second quarter.  We have planned for modest sequential growth in the third quarter, yet are prepared to support higher demand if it materializes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended

	June 30, 2011	June 30, 2010	Mar. 31, 2011

Revenue	$3,458	$3,496	$3,392
Cost of revenue	1,705	1,602	1,664
Gross profit	1,753	1,894	1,728
Research and development (R&D)	424	392	422
Selling, general and administrative (SG&A)	411	378	396
Restructuring expense	—	17	—
Acquisition cost	13	—	2
Operating profit	905	1,107	908
Other income (expense) net	10	4	10
Interest and debt expense	6	—	—
Income before income taxes	909	1,111	918
Provision for income taxes	237	342	252
Net income	$672	$769	$666

Earnings per common share:
Basic	$0.57	$0.63	$0.56
Diluted	$0.56	$0.62	$0.55

Average shares outstanding (millions):
Basic	1,156	1,208	1,167
Diluted	1,180	1,221	1,194

Cash dividends declared per share of common stock	$0.13	$0.12	$0.13

Percentage of revenue:
Gross profit	50.7%	54.2%	50.9%
R&D	12.3%	11.2%	12.4%
SG&A	11.9%	10.8%	11.7%
Operating profit	26.2%	31.7%	26.8%

As required by accounting rule ASC 260, net income allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents is excluded from the calculation of EPS.  The amount excluded from earnings per common share was $10 million, $11 million and $10 million for the quarters ending June 30, 2011, June 30, 2010 and March 31, 2011.

Details of financial results

Revenue for the second quarter of 2011 was $3.46 billion, about even with the year-ago quarter, and an increase of $66 million, or 2 percent, from the prior quarter.  Revenue from our core businesses, consisting of Analog and Embedded Processing and the part of our Wireless segment that is focused on smartphones and tablet computers, increased over both the year-ago quarter and the prior quarter primarily due to increased shipments across a broad range of products.  Also contributing to our revenue increase from the prior quarter was the seasonal increase in calculator sales as retailers prepare for the back-to-school selling season. However, revenue was negatively impacted compared with both the year-ago quarter and the prior quarter primarily due to lower shipments to a single large wireless customer.

Gross profit for the second quarter of 2011 was $1.75 billion, or 50.7 percent of revenue, a decrease of $141 million, or 7 percent, from the year-ago quarter.  The decrease in gross profit from the year-ago quarter was primarily due to a combination of, in decreasing order, the impact of the earthquake in Japan, lower utilization of our fixed-cost manufacturing assets and lower revenue. Compared with the prior quarter, gross profit was about even as increased revenue was partially offset by the impact of lower utilization and the earthquake in Japan. Included in the results for the second quarter of 2011 were about $50 million of costs resulting from the earthquake in Japan, net of proceeds from ongoing insurance claims. These costs are included in the Other segment. See Note 2 to the Financial Statements for more details.

Operating expenses for the second quarter of 2011 were $424 million for R&D and $411 million for SG&A.  R&D expense increased $32 million, or 8 percent, from the year-ago quarter due to higher product development costs, particularly for our core businesses and, to a lesser extent, higher compensation-related costs.  Compared with the prior quarter, R&D expense was about even.  SG&A expense increased $33 million, or 9 percent, from the year-ago quarter, due to higher compensation-related costs and, to a lesser extent, increased investments in sales and marketing activities.  Compared with the prior quarter, SG&A expense increased $15 million, or 4 percent, primarily due to increased investments in sales and marketing activities.

For the second quarter of 2011, we incurred $13 million of acquisition-related transaction costs associated with the pending acquisition of National. This compares with $2 million incurred in the prior quarter. These costs are included in the Other segment. In May 2011, we issued $3.5 billion principal amount of long-term debt in connection with this pending acquisition, which resulted in $6 million of interest and debt expense for the quarter. See Note 3 to Financial Statements for details regarding the debt issuance.

For the second quarter of 2011, our operating profit was $905 million, or 26.2 percent of revenue, compared with $1.11 billion, or 31.7 percent of revenue, for the year-ago quarter and $908 million, or 26.8 percent of revenue, for the prior quarter.  The decrease from the year-ago quarter was due to lower gross profit and higher operating expenses. Compared with the prior quarter, operating profit was about even as profit from higher revenue was offset by lower factory utilization and increases in costs related to the earthquake in Japan, operating expenses and acquisition-related costs.

As of June 30, 2011, our estimated annual effective tax rate for 2011 is about 27 percent.  See Note 4 to the Financial Statements for additional information.

Quarterly income taxes are calculated using the estimated annual effective tax rate.

For the second quarter of 2011, our tax provision was $237 million compared with $342 million in the year-ago quarter and $252 million in the prior quarter.  The decreases in the tax provision from both the year-ago quarter and the prior quarter were primarily due to lower income before income taxes.

For the second quarter of 2011, our net income was $672 million compared with $769 million for the year-ago quarter and $666 million for the prior quarter. EPS was $0.56 compared with $0.62 for the year-ago quarter and $0.55 for the prior quarter.

Orders in the second quarter were $3.60 billion, a decrease of 3 percent from the year-ago quarter and about even with the prior quarter.

Segment results

Analog

	2Q11	2Q10	2Q11 vs. 2Q10		1Q11		2Q11 vs. 1Q11
Revenue	$1,588	$1,512		-5%		$1,536		3%
Operating profit	446	472		-6%		418		7%
Operating profit % of revenue	28.1%	31.2%				27.2%

Analog revenue increased 5 percent from the year-ago quarter due about equally to increased shipments of high-performance analog products and power management products. Revenue increased 3 percent from the prior quarter due to increased shipments of power management products and, to a lesser extent, high-performance analog products. Revenue from high-volume analog & logic products was about even in both comparisons. Operating profit decreased compared with the year-ago quarter due to higher operating expenses and higher manufacturing costs resulting from capacity additions. Operating profit increased compared with the prior quarter primarily due to higher revenue and associated gross profit.

Embedded Processing

	2Q11	2Q10	2Q11 vs. 2Q10	1Q11	2Q11 vs. 1Q11
Revenue	$596	$516	16%	$533	12%
Operating profit	141	115	23%	102	38%
Operating profit % of revenue	23.7%	22.3%		19.0%

Embedded Processing revenue increased 16 percent from the year-ago quarter and 12 percent from the prior quarter, primarily due to increased shipments of products sold into communications infrastructure applications. Revenue from increased shipments of catalog products and products sold into automotive applications also increased in each comparison, but to a lesser extent. Operating profit increased in both comparisons due to higher revenue and associated gross profit.

Wireless

	2Q11	2Q10	2Q11 vs. 2Q10		1Q11		2Q11 vs. 1Q11
Revenue	$558	$727		-23%		$658		-15%
Operating profit	82	165		-50%		141		-42%
Operating profit % of revenue	14.6%	22.7%				21.5%

Wireless revenue for the second quarter of 2011 was negatively impacted by lower demand from a single large customer across the various products we sell to that customer, but primarily baseband products. Wireless revenue decreased 23 percent from the year-ago quarter and 15 percent from the prior quarter due to decreased shipments of baseband products. Baseband revenue for the second quarter of 2011 was $228 million, a decrease of $189 million, or 45 percent, from the year-ago quarter and $107 million, or 32 percent, from the prior quarter. Partially offsetting this decrease in both comparisons was increased revenue from a greater proportion of shipments of higher-priced applications processor products. Revenue from connectivity products increased, to a lesser extent, compared with the year-ago period due to a greater proportion of shipments of higher-priced products. Revenue from connectivity products decreased from the prior quarter due to lower shipments. The decrease in Wireless operating profit in both comparisons was primarily due to lower revenue and associated gross profit.

Other

	2Q11	2Q10	2Q11 vs. 2Q10		1Q11		2Q11 vs. 1Q11
Revenue	$716	$741		-3%		$665		8%
Operating profit*	236	355		-34%		247		-4%
Operating profit % of revenue	33.0%	47.9%				37.2%

*Includes costs resulting from the earthquake in Japan of about $50 million in the second quarter of 2011 and about $30 million in the first quarter of 2011, and acquisition-related costs of $13 million in the second quarter of 2011 and $2 million in the first quarter of 2011.

Other revenue decreased 3 percent from the year-ago quarter, primarily due to, in decreasing order, lower shipments of DLP products, lower royalties and the sale of a cable modem product line in the fourth quarter of 2010. These declines were partially offset by increased revenue from transitional supply agreements and increased shipments of calculators and custom ASIC products. Compared with the prior quarter, revenue increased 8 percent due to increased shipments of calculators, which was partially offset by lower revenue from DLP and custom ASIC products. Calculator shipments increased seasonally as retailers prepared for the back-to-school selling season. Operating profit for the second quarter of 2011 decreased from the year-ago quarter primarily due to the costs resulting from the earthquake in Japan and, to a lesser extent, lower revenue and associated gross profit. Operating profit decreased from the prior quarter due to the higher costs resulting from the earthquake in Japan and, to a lesser extent, higher acquisition-related costs.

First six months of 2011 results

For the first six months of 2011, we report the following:

Revenue was $6.85 billion, an increase of $148 million, or 2 percent, compared with the year-ago period due to increased shipments in our core businesses. Revenue from baseband products in the Wireless segment decreased $278 million from the year-ago period due to lower shipments.

Gross profit was $3.48 billion, a decrease of $103 million, or 3 percent, from the year-ago period due to the impact of the earthquake in Japan and, to a lesser extent, increased manufacturing costs resulting from capacity additions. Gross profit margin was 50.8 percent of revenue compared with 53.5 percent in the year-ago period.

R&D expense of $846 million increased 11 percent from the year-ago period due to higher product development costs and, to a lesser extent, higher compensation-related costs. R&D expense as a percent of revenue was 12.4 percent compared with 11.4 percent in the year-ago period.

SG&A expense was $806 million, an increase of 9 percent from the year-ago period, primarily due to higher compensation-related costs, and to a lesser extent, increased investments in sales and marketing activities.  SG&A expense as a percent of revenue was 11.8 percent compared with 11.0 percent in the year-ago period.

There were no restructuring expenses for the first six months of 2011, compared with $28 million in the year-ago period. Acquisition-related expenses associated with the pending acquisition of National were $15 million in the first six months of 2011.

Operating profit was $1.81 billion, or 26.5 percent of revenue, compared with $2.06 billion, or 30.7 percent of revenue, in the year-ago period.  The decrease was due to higher operating expenses and, to a lesser extent, lower gross profit.

The tax provision was $488 million compared with $641 million in the year-ago period. The decrease was due to lower income before income taxes and, to a lesser extent, the effects of non-U.S. tax rates and the reinstatement of the federal research tax credit.

Net income was $1.34 billion compared with $1.43 billion in the year-ago period. EPS was $1.11 compared with $1.14 in the year-ago period.

Orders were $7.18 billion, a decrease of 3 percent from the year-ago period.

Segment results

Analog

	YTD 2011	YTD 2010	YTD 2011 vs. YTD 2010
Revenue	$3,123	$2,880	8%
Operating profit	864	871	-1%
Operating profit % of revenue	27.7%	30.2%

Analog revenue increased 8 percent from the year-ago period due to increased shipments of, in decreasing order, high-performance analog products, power management products and high-volume analog & logic products. For the first six months of 2011, operating profit was about even compared with the year-ago period, as profit from increased revenue was offset by increased investments and manufacturing costs, primarily resulting from capacity additions.

Embedded Processing

	YTD 2011	YTD 2010	YTD 2011 vs. YTD 2010
Revenue	$1,129	$956	18%
Operating profit	243	188	29%
Operating profit % of revenue	21.5%	19.7%

Embedded Processing revenue increased 18 percent from the year-ago period due to increased shipments of, in decreasing order, communications infrastructure products, catalog products and products sold into automotive applications. Compared with the year ago-period, operating profit increased 29 percent due to higher revenue and associated gross profit.

Wireless

	YTD 2011	YTD 2010	YTD 2011 vs. YTD 2010
Revenue	$1,216	$1,444		-16%
Operating profit	223	322		-31%
Operating profit % of revenue	18.3%	22.3%

Wireless revenue decreased 16 percent from the year-ago period due to decreased shipments of baseband products. Baseband revenue was $562 million, a decrease of 33 percent from the year-ago period. Partially offsetting this decrease was increased revenue from increased shipments of non-baseband products, which include connectivity and applications processor products. Compared with the year-ago period, operating profit decreased primarily due to lower revenue and associated gross profit.

Other

	YTD 2011	YTD 2010	YTD 2011 vs. YTD 2010
Revenue	$1,381	$1,421		-3%
Operating profit*	483	676		-29%
Operating profit % of revenue	35.0%	47.5%

*Included in the first six months of 2011 are costs resulting from the earthquake in Japan of about $80 million and acquisition-related costs of $15 million.

Other revenue decreased 3 percent from the year-ago period due to, in decreasing order, lower royalties, the sale of a cable modem product line in the fourth quarter of 2010 and decreased shipments of DLP products. These decreases were partially offset by increased revenue from transitional supply agreements and increased shipments of custom ASIC products and calculators. Operating profit decreased from the year-ago period primarily due to the costs resulting from the earthquake in Japan and lower royalties.

Financial Condition

At the end of the second quarter of 2011, total cash (cash and cash equivalents plus short-term investments) was $6.40 billion. This was $3.33 billion higher than at the end of 2010 as a result of our issuance of $3.5 billion of long-term debt in May 2011.

Accounts receivable were $1.67 billion at the end of the second quarter. This was an increase of $154 million from the end of 2010. Days sales outstanding were 44 at the end of the quarter compared with 39 at the end of 2010. The increase in accounts receivable was due to higher receivables from calculators, the result of seasonally higher revenue.

Inventory was $1.76 billion at the end of the second quarter. This was an increase of $242 million from the end of 2010. Days of inventory at the end of the second quarter were 93 compared with 83 at the end of 2010. Most of the increase was to help support high customer service levels and to provide alternate factory sourcing for parts affected by the Japan earthquake. To a lesser extent, the increase was Wireless baseband inventory that resulted from weaker-than-expected demand from a single large wireless customer.

Liquidity and Capital Resources

Our sources of liquidity are our cash flows from operations, cash and cash equivalents, short-term investments and revolving credit facilities. Cash flow from operations for the first six months of 2011 was $1.15 billion, a decrease of $125 million from the year-ago period primarily due to the decrease in net income.
As of June 30, 2011, we have $4.50 billion of cash and cash equivalents and $1.90 billion of short-term investments. We maintain lines of credit to provide additional liquidity through bank loans and to support commercial paper borrowings. As of June 30, 2011, we had a variable-rate revolving credit facility that allows us to borrow for general corporate purposes up to $1 billion until August 2011 and up to $920 million from August 2011 until August 2012. As of June 30, 2011, this credit facility was undrawn, and no commercial paper was outstanding. As of July 2011, we have an additional variable-rate revolving credit facility that allows us to borrow an additional $1 billion until July 2012.

In July 2011, we issued a total of $1.2 billion of commercial paper to finance a portion of the pending acquisition of National. As a result, the combined commercial paper and credit facility capacity available under the two revolving credit facilities has been reduced by this amount.

For the first six months of 2011, investing activities used cash of $481 million. In the year-ago period, investing activities provided cash of $153 million. Capital expenditures in the first six months of 2011 totaled $470 million. This was a decrease of $32 million from the year-ago period due to decreased expenditures for analog wafer manufacturing equipment. Net purchases of short-term investments used cash of $72 million in the first six months of 2011, compared with $589 million provided from net sales and maturities of short-term investments in the year-ago period.

Financing activities provided net cash of $2.52 billion for the first six months of 2011 and used $1.47 billion in the year-ago period. For the first six months of 2011, we received proceeds of $3.497 billion from the issuance of fixed- and variable-rate long-term debt (net of the original issuance discount) associated with our pending acquisition of National. In conjunction with the issuance of debt we also entered into an interest rate swap that effectively fixes the interest rate on the variable-rate debt. See Note 3 to Financial Statements for additional details. During the first six months of 2011, we used $1.22 billion of cash to repurchase 35 million shares of our common stock and paid dividends of $303 million. In the same period last year, we used $1.25 billion of cash to repurchase 50 million shares of common stock and paid $296 million in dividends. Employee exercises of TI stock options provided cash proceeds of $530 million compared with $79 million for the year-ago period.

We expect our acquisition of National for $25 per share, or approximately $6.5 billion, to close in the second half of 2011. We will fund the acquisition with a combination of available cash and the proceeds of debt issuances, including $3.5 billion of debt securities issued in the quarter. In connection with the announced acquisition agreement, we initially obtained commitments for an unsecured bridge loan term facility and a revolving credit facility. The aggregate amount of these facilities was $3.5 billion. During the second quarter of 2011, we terminated the $2.5 billion bridge loan facility.

If our planned acquisition of National has not closed by April 30, 2012, or the agreement is otherwise terminated, we are obligated to redeem the $2.5 billion of fixed-rate debt. See Note 3 to the Financial Statements.

In 2011, we expect approximately: an annual effective tax rate of 27 percent; R&D expense of $1.7 billion; capital expenditures of $0.9 billion; and depreciation of $0.9 billion.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.

Long-term contractual obligations

Information concerning our long-term contractual obligations is contained on page 43 of Exhibit 13 to our Form 10-K for the year ended December 31, 2010, and is incorporated by reference, with the exception of our long-term contractual obligations related to our $3.5 billion principal amount of fixed- and variable-rate debt issued in May 2011 and the associated maturity dates. See Note 3 to the Financial Statements for detailed information.

Changes in accounting standards

See Note 1 to the Financial Statements for detailed information regarding the status of new accounting and reporting standards.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on page 45 of Exhibit 13 to our Form 10-K for the year ended December 31, 2010, and is incorporated by reference to such exhibit, with the exception of interest rate risk, which is discussed below.

Interest rate risk

We have the following potential exposure to changes in interest rates: (1) the effect of changes in interest rates on the fair value of our investments in cash equivalents and short-term investments; and (2) the effect of changes in interest rates on the fair value of our long-term debt and associated interest rate swap.

Prior to the second quarter of 2011, we had no debt. Therefore, our primary exposure to changes in interest rates was limited to the effect on the fair values of our investments in cash equivalents and short-term investments.

As of June 30, 2011, a hypothetical 10 basis point increase or decrease in interest rates would change the fair value of our $3.5 billion long term debt by a decrease or increase of $10 million, respectively. Because interest rates on our long-term debts are fixed or have been swapped to fixed rates, changes in interest rates would not affect the cash flows associated with long-term debt.

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

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

Information concerning risk factors is contained on pages 9-12 of our Form 10-K for the year ended December 31, 2010, and is incorporated by reference, with the exception of the additional risk factor discussed below.

Our debt could affect our operations and financial condition.

From time to time, we issue debt securities with various interest rates and maturities. While we believe we will have the ability to service this debt, our ability to make principal and interest payments when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and business and other factors affecting our operations, including the other risk factors described under Item 1A, many of which are beyond our control. In addition, our obligation to make principal and interest payments could divert funds that otherwise would be invested in our operations, or cause us to raise funds through such means as the issuance of new debt or equity, or the disposition of assets.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 through April 30, 2011	11,498,700	$ 34.76	11,498,700		$ 6.47 billion
May 1 through May 31, 2011	487,050	$ 34.17	487,050		$ 6.46 billion
June 1 through June 30, 2011	1,052,507	$ 33.89	1,052,507		$ 6.42 billion
Total	13,038,257	$ 34.67	13,038,257	(2)	$ 6.42 billion	(3)

(1)    All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010.
(2)    All purchases during the quarter were open-market purchases.
(3)    As of June 30, 2011, this amount consisted of the remaining portion of the $7.5 billion authorization. No expiration date was specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
2.1
Agreement and Plan of Merger by and among National Semiconductor Corporation, Texas Instruments Incorporated and Orion Merger Corp. (dated April 4, 2011) (incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated April 4, 2011).

4.1
Indenture between Texas Instruments Incorporated and U.S. Bank National Association, as Trustee (dated as of May 23, 2011) (incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 8-K dated May 16, 2011).

4.2	Officer's Certificate setting forth the terms of the Notes (dated May 23, 2011) (incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form 8-K dated May 16, 2011).
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.ins	Instance Document*
101.def	XBRL Taxonomy Extension Definition Linkbase Document*
101.sch	XBRL Taxonomy Extension Schema Document*
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document*
101.lab	XBRL Taxonomy Extension Label Linkbase Document*
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document*

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

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from our forecasts;

•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

•	Impairments of our non-financial assets;

•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;

•	TI’s ability to recruit and retain skilled personnel;

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services; and

•	TI’s obligations to make principal and interest payments on its debt.

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

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	August 5, 2011