Form 10-Q
period 2011-09-30
TEXAS INSTRUMENTS INC
filed 2011-11-04
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐  No ☒
1,142,649,874
Number of shares of Registrant’s common stock outstanding as of
September 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2011	2010	2011	2010

Revenue	$3,466	$3,740	$10,315	$10,441
Cost of revenue	1,722	1,701	5,091	4,819
Gross profit	1,744	2,039	5,224	5,622
Research and development	395	417	1,241	1,178
Selling, general and administrative	388	391	1,194	1,129
Restructuring expense	—	4	—	31
Acquisition cost	147	—	162	—
Operating profit	814	1,227	2,627	3,284
Other income (expense) net	(19)	8	1	19
Interest and debt expense	15	—	21	—
Income before income taxes	780	1,235	2,607	3,303
Provision for income taxes	179	376	669	1,017
Net income	$601	$859	$1,938	$2,286

Earnings per common share:
Basic	$.52	$.71	$1.65	$1.87
Diluted	$.51	$.71	$1.62	$1.85

Average shares outstanding (millions):
Basic	1,144	1,184	1,156	1,208
Diluted	1,157	1,196	1,177	1,221

Cash dividends declared per share of common stock	$.13	$.12	$.39	$.36

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Millions of dollars)

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2011	2010	2011	2010

Net income	$601	$859	$1,938	$2,286
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized (losses) gains, net of taxes	(2)	2	(1)	4
Reclassification of recognized transactions, net of taxes	—	—	12	—
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	(15)	(7)	(34)	(81)
Reclassification of recognized transactions, net of taxes	12	14	35	52
Prior service cost of defined benefit plans:
Adjustment, net of taxes	1	1	3	2
Change in fair value of derivative instrument, net of taxes	(1)	—	(4)	—
Total	(5)	10	11	(23)
Total comprehensive income	$596	$869	$1,949	$2,263

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of dollars, except share amounts)

	Sept. 30, 2011	Dec. 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,581	$1,319
Short-term investments	1,037	1,753
Accounts receivable, net of allowances of ($26) and ($18)	1,784	1,518
Raw materials	148	122
Work in process	1,185	919
Finished goods	632	479
Inventories	1,965	1,520
Deferred income taxes	1,046	770
Prepaid expenses and other current assets	303	180
Total current assets	7,716	7,060
Property, plant and equipment at cost	7,239	6,907
Less accumulated depreciation	(2,667)	(3,227)
Property, plant and equipment, net	4,572	3,680
Long-term investments	350	453
Goodwill	4,451	924
Acquisition-related intangibles	3,024	76
Deferred income taxes	497	927
Capitalized software licenses, net	199	205
Overfunded retirement plans	28	31
Other assets	70	45
Total assets	$20,907	$13,401

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$1,586	$—
Accounts payable	627	621
Accrued compensation	532	629
Income taxes payable	60	109
Accrued expenses and other liabilities	863	622
Total current liabilities	3,668	1,981
Long-term debt	4,215	—
Underfunded retirement plans	617	519
Deferred income taxes	822	86
Deferred credits and other liabilities	559	378
Total liabilities	9,881	2,964

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: September 30, 2011 – 1,740,552,451; December 31, 2010 – 1,740,166,101	1,741	1,740
Paid-in capital	1,172	1,114
Retained earnings	26,175	24,695
Less treasury common stock at cost. Shares: September 30, 2011 – 597,902,577; December 31, 2010 – 572,722,397	(17,372)	(16,411)
Accumulated other comprehensive income (loss), net of taxes	(690)	(701)
Total stockholders’ equity	11,026	10,437
Total liabilities and stockholders’ equity	$20,907	$13,401

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of dollars)

	For Nine Months Ended Sept. 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,938	$2,286
Adjustments to net income:
Depreciation	657	639
Stock-based compensation	203	143
Amortization of acquisition-related intangibles	26	36
Gains on sales of assets	(5)	—
Deferred income taxes	(9)	(45)
Increase (decrease) from changes in:
Accounts receivable	(124)	(468)
Inventories	(220)	(213)
Prepaid expenses and other current assets	(11)	(30)
Accounts payable and accrued expenses	70	97
Accrued compensation	(142)	(97)
Income taxes payable	(89)	182
Other	(9)	60
Net cash provided by operating activities	2,285	2,590

Cash flows from investing activities:
Additions to property, plant and equipment	(663)	(898)
Proceeds from asset sales and insurance recovery	16	—
Purchases of short-term investments	(2,463)	(1,811)
Sales, redemptions and maturities of short-term investments	3,254	2,175
Purchases of long-term investments	(4)	(6)
Sales and redemptions of long-term investments	75	90
Business acquisitions, net of cash acquired	(5,390)	(59)
Net cash used in investing activities	(5,175)	(509)

Cash flows from financing activities:
Proceeds from issuance of debt	4,697	—
Issuance costs for long-term debt	(12)	—
Dividends paid	(451)	(439)
Sales and other common stock transactions	563	120
Excess tax benefit from share-based payments	28	3
Stock repurchases	(1,673)	(1,854)
Net cash provided by (used in) financing activities	3,152	(2,170)

Net increase (decrease) in cash and cash equivalents	262	(89)
Cash and cash equivalents, beginning of period	1,319	1,182
Cash and cash equivalents, end of period	$1,581	$1,093

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements

1.
Description of business and significant accounting policies and practices. Texas Instruments (TI) designs and makes semiconductors that we sell to electronics designers and manufacturers; more than 80,000 customers all over the world buy our products.

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2010.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended September 30, 2011 and 2010, and the balance sheet as of September 30, 2011, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  The consolidated balance sheet as of December 31, 2010, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2010.  The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  All dollar amounts in the financial statements and tables in the notes, except share and per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

On September 23, 2011, we completed the acquisition of National Semiconductor Corporation (National). The consolidated financial statements include the balances and results of operations of National from the date of acquisition. See Note 2 for more detailed information.

Use of Derivatives and Hedging — In connection with the issuance of long-term debt in May 2011, as more fully described in Note 5, we entered into an interest rate swap designated as a hedge of the variability of cash flows related to interest payments on the variable-rate portion of the debt. Gains and losses from changes in the fair value of the interest rate swap are credited or charged to accumulated other comprehensive income (AOCI).

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

Fair Values of Financial Instruments — The fair values of our derivative financial instruments were not significant at September 30, 2011.  Our investments in cash equivalents, short-term investments and certain long-term investments are carried at fair value and are discussed in Note 8.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair value of our long-term debt approximates the carrying value.

Accounting Standards Adopted — In October 2009, the Financial Accounting Standards Board (FASB) concurrently issued the following Accounting Standards Updates (ASUs):

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

New Accounting Standard Not Yet Adopted — In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. While this new standard will not affect how we measure or account for assets and liabilities at fair value, the disclosure requirements will be required for interim and annual periods beginning January 1, 2012. There will be no impact to our financial condition or results of operation from the adoption of this new standard.

2.
National Semiconductor acquisition. On September 23, 2011, we completed the acquisition of 100% of National’s issued and outstanding common stock. National designs, develops, manufactures and markets a wide range of semiconductor products, focusing on providing high-performance energy efficient analog and mixed-signal solutions. The purpose of the acquisition was to grow revenue by combining National’s products with TI’s larger sales force and customer base.

We accounted for this transaction under Accounting Standards Codification (ASC) 805 - Business Combinations, and National’s operating results are included in the Analog segment. The amount of National’s revenue included in our consolidated statement of income for the period from the closing date to September 30, 2011, was $18 million.

As of September 30, 2011, the allocation of the consideration transferred to the assets acquired and liabilities assumed from National is not yet complete. The preliminary estimates of fair value by major class of the assets acquired and liabilities assumed at the acquisition date are shown below. Because the acquisition closing was near our September 30 quarter-end date, these amounts are based on preliminary valuations. They include work performed by third-party valuation specialists retained to assist management in its valuation efforts, as well as our own estimates and assumptions. These preliminary fair value estimates are subject to change as valuations are finalized.

Cash and cash equivalents	$1,145
Current assets	455
Inventory	225
Property, plant and equipment	904
Other assets	227
Acquired intangible assets (see detail below)	2,974
Goodwill	3,527
Assumed current liabilities	(195)
Assumed long-term debt	(1,105)
Deferred taxes and other assumed non-current liabilities	(1,600)
Total consideration transferred	$6,557

The acquisition date fair value of the consideration transferred is as follows:

Cash payments	$6,535
Fair value of vested share-based awards assumed by TI	22
Total consideration transferred to National shareholders	$6,557

The total cash flow impact of $5.390 billion results from the $6.535 billion cash payment offset by $1.145 billion cash balance of National at closing.

Identifiable intangible assets acquired and their estimated useful lives are as follows:

	Asset amount	Weighted average useful life (in years)
Developed technology	$2,025	10
Customer relationships	810	8
Other	34	5
Identified intangible assets subject to amortization	2,869
In-process research and development	105	*
Total identified intangible assets	$2,974

* In-process research and development is not amortized until the associated project has been completed. Alternatively, if the associated project is not viable, it will be expensed.

We utilize the straight-line method of amortization for acquired intangible assets. Amortization of acquired intangible assets prior to the National acquisition was $19 million and $38 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization of acquired intangible assets from the National acquisition is a component of acquisition cost, which is detailed later in this note. We recognized $6 million for the period from the acquisition date to September 30, 2011.

The remaining consideration, after adjusting for identified intangible assets and the net assets and liabilities recorded at fair value, was $3.527 billion and was applied to goodwill. This goodwill is attributed to National’s product portfolio and workforce expertise. None of the goodwill related to the National acquisition is deductible for tax purposes.

The following unaudited summaries of pro forma combined results of operation for the three months and nine months ended September 30, 2011 and 2010, give effect to the acquisition as if it had been completed on January 1, 2010. These pro forma summaries combine the historical results of TI for the three months and nine months ended September 30, 2011 and 2010, with the historical results of National (which had a year-end in May) for the three months and nine months ended August 28, 2011, and August 29, 2010, respectively. These pro forma summaries do not reflect any operating efficiencies, cost savings or revenue enhancements that may be achieved by the combined companies. In addition, certain non-recurring expenses, such as restructuring costs and retention bonuses, that are expected to be incurred within the first twelve months after the acquisition are not reflected in the pro forma summaries. These pro forma summaries are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations.

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Revenue	$3,818	$4,152	$11,385	$11,613
Net income	589	887	1,930	2,269
Earnings per common share - diluted	$0.50	$0.73	$1.61	$1.83

Acquisition cost

Included in the acquisition cost line of the Consolidated Statements of Income are the following:

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Transaction costs	$30	$—	$45	$—
Restructuring costs	53	—	53	—
Stock-based compensation	41	—	41	—
Accrual of retention bonuses	6	—	6	—
Amortization of intangible assets	6	—	6	—
Other costs	11	—	11	—
Total	$147	$—	$162	$—

Transaction costs include expenses incurred in connection with the National acquisition, such as investment advisory, legal, accounting and printing fees, as well as the costs associated with the bridge financing obtained in April 2011.

Restructuring costs associated with the National acquisition consist of severance and other benefit payments for former National employees who have been or will be terminated after the closing date. About 350 jobs will be eliminated by the end of 2012. Additional restructuring charges of about $30 million for this action will continue through the third quarter of 2012.

Stock-based compensation of $41 million was recognized for the accelerated vesting on employees being terminated. Additional stock-based compensation will be recognized over any remaining service periods.

The accrual of retention bonuses reflects amounts to be paid to former National employees who fulfill agreed upon service obligations. This expense will be recognized ratably over the service period. We accrued $6 million in the third quarter and the remaining expected charges of about $75 million will be recognized by the end of the first quarter of 2012.

Amortization of intangible assets is based on an estimated average useful life varying between 5 and 10 years. Annual amortization for the next 5 years is about $325 million per year. See Note 3 for additional details.

3.	Goodwill and other acquisition-related intangibles.
Changes in goodwill as of September 30, 2011, by segment are as follows:

	Analog	Embedded Processing	Wireless	Other	Total
Goodwill, December 31, 2010	$630	$172	$90	$32	$924
Additions from acquisitions	3,527	—	—	—	3,527
Goodwill, September 30, 2011	$4,157	$172	$90	$32	$4,451

There was no impairment of goodwill during the nine months ended September 30, 2011. Goodwill in the Analog segment increased as a result of the National acquisition. The goodwill balances shown on our balance sheets are net of total accumulated amortization of $221 million.

The following table shows the components of acquisition-related intangible assets as of September 30, 2011 and December 31, 2010:

		Sept. 30, 2011			Dec. 31, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	4 - 10 years	$2,180	$117	$2,063	$155	$100	$55
Customer relationships	5 - 8 years	835	21	814	26	18	8
Other intangibles	3 - 10 years	68	26	42	34	21	13
In-process research and development	(a)	105	—	105	—	—	—
Total		$3,188	$164	$3,024	$215	$139	$76

(a) Not yet subject to amortization.

In the nine months ended September 30, 2011, we recognized intangible assets associated with acquisitions of $2.974 billion.

Amortization of acquisition-related intangibles was $25 million for the nine months ended September 30, 2011, primarily related to developed technology. This amount included $6 million of amortization expense related to the intangible assets acquired through the National acquisition.

4.
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

Assessment and recovery efforts began immediately at these facilities and officially ended in August.  Our Aizu factory recovered first and has been in production since the second quarter, while our Miho factory opened a mini-line for products in mid-April and was back to full production this summer.

During the first nine months of 2011, we incurred gross operating losses recorded in Other of $98 million related to property damage, the underutilization expense we incurred from having our manufacturing assets only partially loaded and costs associated with recovery teams assembled from across the world. These losses have been offset by about $20 million in insurance proceeds related to property damage claims. Almost all of these costs and proceeds are included in cost of revenue in the Consolidated Statements of Income. In the third quarter of 2011, we benefited from a net reduction in cost of revenue of $1 million.

In addition to the costs associated with the earthquake, we also had an impact to revenue. In the third quarter of 2011 and for the first nine months of 2011, we recognized $22 million in insurance proceeds related to business interruption claims. These proceeds were recorded as revenue in Other.

We continue to be in discussions with our insurers and their advisors, but at this time, we cannot estimate the timing and amount of future proceeds we may ultimately receive from these policies.

5.	Debt. The balances include amounts assumed related to the National acquisition measured at fair value as of the acquisition date.

Short-term — On July 14, 2011, in anticipation of the acquisition, we issued an aggregate of $1.2 billion of commercial paper, which was supported by existing revolving credit facilities. As of September 30, 2011, the balance of commercial paper outstanding was $1.2 billion.

Long-term — On May 23, 2011, we issued an aggregate principal amount of $3.50 billion of fixed- and floating-rate long-term debt to help fund the acquisition. The proceeds of the offering were $3.497 billion, net of the original issuance discount. We also incurred $12 million of issuance costs that are included in other assets and will be amortized to interest and debt expense over the term of the debt.

In connection with this issuance, we also entered into an interest rate swap transaction related to the $1.0 billion notional amount of our floating-rate debt due 2013. Under this swap agreement, we will receive variable payments based on three-month LIBOR rates and pay a fixed rate through May 15, 2013. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the three-month LIBOR-based interest payments. We have designated this interest rate swap as a cash flow hedge and record changes in its fair value in AOCI. The net effect of this swap is to convert the variable interest rate to a fixed rate of 0.922 percent.

The following table summarizes the long-term debt outstanding as of September 30, 2011, including the $1.0 billion in face value of National’s long-term debt (fair value of $1.105 billion) assumed in connection with the acquisition:

Notes due 2012 at 6.15% (assumed with National acquisition)	$375
Floating-rate notes due 2013 (swapped to a 0.922% fixed rate)	1,000
Notes due 2013 at 0.875%	500
Notes due 2014 at 1.375%	1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250
Notes due 2016 at 2.375%	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375
4,500
Add net unamortized premium (assumed with National acquisition)	101
Less current portion of long-term debt	(386)
Total long-term debt	$4,215

6.
Income taxes. Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of September 30, 2011, the estimated annual effective tax rate for 2011 is about 25 percent, which differs from the 35 percent statutory corporate tax rate primarily due to the effects of non-U.S. tax rates.

7.
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

Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended Sept. 30, 2011			For Three Months Ended Sept. 30, 2010
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$601			$859
Less income allocated to RSUs	(10)			(13)
Income allocated to common stock for basic EPS calculation	$591	1,144	$.52	$846	1,184	$.71

Adjustment for dilutive shares:
Stock-based compensation plans		13			12

Diluted EPS:
Net income	$601			$859
Less income allocated to RSUs	(10)			(13)
Income allocated to common stock for diluted EPS calculation	$591	1,157	$.51	$846	1,196	$.71

	For Nine Months Ended Sept. 30, 2011			For Nine Months Ended Sept. 30, 2010
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$1,938			$2,286
Less income allocated to RSUs	(30)			(32)
Income allocated to common stock for basic EPS calculation	$1,908	1,156	$1.65	$2,254	1,208	$1.87

Adjustment for dilutive shares:
Stock-based compensation plans		21			13

Diluted EPS:
Net income	$1,938			$2,286
Less income allocated to RSUs	(29)			(31)
Income allocated to common stock for diluted EPS calculation	$1,909	1,177	$1.62	$2,255	1,221	$1.85

Options to purchase 50 million and 96 million shares of common stock that were outstanding during the third quarters of 2011 and 2010, respectively, and 40 million and 96 million shares outstanding during the first nine months of 2011 and 2010, respectively, were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

8.	Valuation of debt and equity investments and certain liabilities.

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

Details of our investments and related unrealized gains and losses included in AOCI are as follows:

	Sept. 30, 2011			Dec. 31, 2010
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale
Money market funds	$506	$—	$—	$167	$—	$—
Corporate obligations	300	166	—	44	649	—
U.S. government agency and Treasury securities	344	799	—	855	1,081	—
Auction-rate securities	—	—	42	—	23	257

Trading
Auction-rate securities	—	72	94	—	—	—
Mutual funds	—	—	158	—	—	139

Total	$1,150	$1,037	$294	$1,066	$1,753	$396

Other measurement basis:
Equity method investments	$—	$—	$34	$—	$—	$36
Cost method investments	—	—	22	—	—	21
Cash on hand	431	—	—	253	—	—
Total	$1,581	$1,037	$350	$1,319	$1,753	$453

Amounts included in AOCI from available-for-sale securities:
Unrealized gains (pre-tax)	$—	$—	$—	$—	$1	$—
Unrealized losses (pre-tax)	$—	$—	$4	$—	$1	$22

As of September 30, 2011, and December 31, 2010, the majority of unrealized losses included in AOCI were associated with auction-rate securities classified as securities that are available-for-sale.  We have determined that our available-for-sale investments with unrealized losses are not other-than-temporarily impaired as we expect to recover the entire cost basis of these securities and we do not intend to sell these investments, nor do we expect to be required to sell these investments before a recovery of the cost basis.  In the second quarter of 2011, we recategorized certain auction-rate securities from an available-for-sale classification to a trading classification as we intend to sell them.

For the nine months ended September 30, 2011 and 2010, the proceeds from sales, redemptions and maturities of short-term available-for-sale securities, excluding cash equivalents, were $3.25 billion and $2.18 billion, respectively.  Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in money market funds and other debt securities classified as available-for-sale at September 30, 2011:

Due	Fair Value
One year or less	$1,947
One to three years	168
Greater than three years	42

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

Level 1 — Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 — Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data. Our Level 2 assets consist of corporate obligations, some U.S. government agency securities and auction-rate securities that have been called for redemption. We utilize a third-party data service to provide Level 2 valuations, verifying these valuations for reasonableness relative to unadjusted quotes obtained from brokers or dealers based on observable prices for similar assets in active markets.

Level 3 — Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models that utilize management estimates of market participant assumptions.

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

The following are our assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.  These tables do not include cash on hand, assets held by our postretirement plans or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Sept. 30, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$506	$506	$—	$—
Corporate obligations	466	—	466	—
U.S. government agency and Treasury securities	1,143	380	763	—
Auction-rate securities	208	—	—	208
Mutual funds	158	158	—	—
Total assets	$2,481	$1,044	$1,229	$208

Liabilities (a):
Deferred compensation	180	180	—	—
Total liabilities	$180	$180	$—	$—

	Fair Value Dec. 31, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$167	$167	$—	$—
Corporate obligations	693	—	693	—
U.S. government agency and Treasury securities	1,936	1,120	816	—
Auction-rate securities	280	—	23	257
Mutual funds	139	139	—	—
Total assets	$3,215	$1,426	$1,532	$257

Liabilities (a):
Contingent consideration	8	—	—	8
Deferred compensation	159	159	—	—
Total liabilities	$167	$159	$—	$8

(a)The liabilities above are a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our balance sheets, depending on the expected timing of payment.

The following table provides a reconciliation of changes in the fair values for Level 3 assets and liabilities.

	Level 3
Changes in fair value during the period (pre-tax):	Auction-rate securities	Contingent consideration
Beginning Balance, December 31, 2009	$458	$18
Change in fair value of contingent consideration - included in operating profit	—	(2)
Reduction in unrealized loss - included in AOCI	5	—
Redemptions	(103)	—
Transfers into Level 2	(29)	—
Ending Balance, September 30, 2010	331	16

Change in fair value of contingent consideration - included in operating profit	—	(8)
Reduction in unrealized loss - included in AOCI	5	—
Redemptions	(85)	—
Transfers into Level 2	6	—
Ending Balance, December 31, 2010	257	8

Change in fair value of contingent consideration - included in operating profit	—	(8)
Increase in unrealized loss - included in AOCI	(1)	—
Redemptions and sales	(48)	—
Ending Balance, September 30, 2011	$208	$—

9.
Postretirement benefit plans. Because the acquisition closed shortly before the end of the quarter, we have not included the effect of National’s postretirement benefit plans in the disclosures below. Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For three months ended Sept. 30,	2011	2010	2011	2010	2011	2010
Service cost	$6	$5	$1	$1	$9	$8
Interest cost	11	11	6	6	16	16
Expected return on plan assets	(11)	(12)	(5)	(6)	(20)	(19)
Amortization of prior service cost	—	—	1	1	(1)	(1)
Recognized net actuarial loss	6	7	3	3	10	8
Net periodic benefit cost	$12	$11	$6	$5	$14	$12
Settlement charges *	—	5	—	—	—	—
Total, including charges	$12	$16	$6	$5	$14	$12

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For nine months ended Sept. 30,	2011	2010	2011	2010	2011	2010
Service cost	$17	$15	$3	$3	$27	$25
Interest cost	34	35	19	19	48	46
Expected return on plan assets	(34)	(37)	(16)	(17)	(59)	(54)
Amortization of prior service cost	1	1	2	2	(3)	(3)
Recognized net actuarial loss	17	16	9	9	29	22
Net periodic benefit cost	$35	$30	$17	$16	$42	$36
Settlement charges *	—	34	—	—	—	—
Total, including charges	$35	$64	$17	$16	$42	$36

* Includes restructuring and non-restructuring related settlement charges.

10.
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

Discontinued operations indemnities - In connection with the 2006 sale of the former Sensors & Controls business (S&C), we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. In a settlement of litigation with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our remaining exposure from both of these indemnities is approximately $200 million. As of September 30, 2011, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

11.
Segment data. Our Analog segment includes the following components that are based on product lines: High-Volume Analog & Logic (HVAL), High-Performance Analog (HPA) and Power Management (Power). Following the National acquisition which closed on September 23, 2011, our Analog segment also includes National’s ongoing operations under the name of Silicon Valley Analog (SVA).

Other includes our other operating segments that neither meet the quantitative thresholds for individually reportable segments, nor are they aggregated with other operating segments. These operating segments primarily include our smaller semiconductor product lines and our handheld graphing and scientific calculators.

Acquisition cost is recorded in Other. The expense associated with the incremental fair value write-up of both inventory and property, plant and equipment will be recorded in Other as well. This inventory-related expense will be classified as cost of revenue, and we expect it to cease after the fourth quarter of 2011. This property, plant and equipment-related expense will primarily be recognized as cost of revenue, tracking the depreciable lives of the underlying assets.

With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the chief operating decision maker evaluate operating segments using discrete asset information. There was no significant intersegment revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Segment Revenue
Analog	$1,557	$1,581	$4,680	$4,461
Embedded Processing	539	579	1,668	1,535
Wireless	580	767	1,797	2,211
Other	790	813	2,170	2,234
Total revenue	$3,466	$3,740	$10,315	$10,441

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Segment Operating Profit
Analog	$414	$520	$1,278	$1,391
Embedded Processing	113	160	356	348
Wireless	78	180	301	502
Other	209	367	692	1,043
Total operating profit	$814	$1,227	$2,627	$3,284

12.
Dividends. On September 15, 2011, we announced a 31 percent increase in our quarterly cash dividend rate. The new quarterly dividend will increase from $0.13 to $0.17 per share, resulting in annual dividend payments of $0.68 per share. The new quarterly cash dividend will be payable November 21, 2011, to stockholders of record on October 31, 2011.

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
On September 23, 2011, we completed the acquisition of National Semiconductor Corporation (National). The acquisition brings to TI a portfolio of 12,000 analog products and strong customer design tools, and is consistent with our strategy to grow our Analog business. National is now part of TI’s Analog segment under the name Silicon Valley Analog.

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
Analog

Analog semiconductors change real-world signals — such as sound, temperature, pressure or images — by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as digital signal processors (DSPs). Analog semiconductors are also used to manage power distribution and consumption. Sales to our Analog segment’s more than 80,000 customers generated 43 percent of our revenue in 2010. According to external sources, the worldwide market for analog semiconductors was about $42 billion in 2010. Our Analog segment’s revenue in 2010 was about $6 billion, or about 14 percent of this fragmented market, the leading position. We believe that we are well positioned to increase our market share over time.
Our Analog segment includes the following components that are based on product lines: High-Volume Analog & Logic (HVAL), High-Performance Analog (HPA), and Power Management (Power). Following the National acquisition, the Analog segment also includes Silicon Valley Analog (SVA).
HVAL products: These include both high-volume analog products and logic and standard linear products. High-volume analog includes products for specific applications, including custom products. The life cycles of our high-volume analog products are generally shorter than those of our HPA products. End markets for high-volume analog products include communications, automotive, computing and many consumer electronics products. Logic and standard linear includes commodity products marketed to many different customers for many different applications.

HPA products: These include standard analog semiconductors, such as amplifiers, data converters and interface semiconductors (our portfolio includes nearly 16,000 products), that we market to many different customers who use them in manufacturing a wide range of products sold in many end markets, including the industrial, communications, computing and consumer electronics markets. HPA products generally have long life cycles, often more than 10 years.
Power products: These include both standard and custom semiconductors that help customers manage power in any type of electronic system. We design and manufacture power management semiconductors for both portable devices (battery-powered devices, such as handheld consumer electronics, laptop computers and cordless power tools) and line-powered systems (products that require an external electrical source, such as computers, digital TVs, wireless base stations and high-voltage industrial equipment).
SVA products: Acquired through the National acquisition, these include standard analog products, particularly in the areas of power management, data converters, interface and operational amplifiers.  Similar to HPA, this portfolio of over 12,000 products is marketed to many different customers who use them in manufacturing a wide range of products sold in many end markets. Historically, the industrial market has accounted for almost half of the revenue from these products.
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

Other

Our Other segment includes revenue from our smaller semiconductor product lines and from sales of our handheld graphing and scientific calculators. It also includes royalties received for our patented technology that we license to other electronics companies and revenue from transitional supply agreements entered into in connection with acquisitions and divestitures. The semiconductor products in our Other segment include DLP® products (primarily used in projectors to create high-definition images) and custom semiconductors known as application-specific integrated circuits (ASICs). This segment generated about $3 billion, or 21 percent of our revenue, in 2010. We also include in Other certain acquisition-related costs that are not used in evaluating results and allocating resources to our segments. These costs include certain fair value adjustments, restructuring expenses, transaction expenses, acquisition-related retention bonuses and the amortization of intangible assets.

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

Third-Quarter 2011 results
Our third-quarter revenue was $3.47 billion, net income was $601 million and earnings per share (EPS) were 51 cents. EPS includes 9 cents in charges associated with the company’s acquisition of National.
The highlight of the third quarter was the completion of our purchase of National. Together we now have a combined portfolio of almost 45,000 Analog products that we are taking to customers all over the world.
Our revenue for the third quarter was higher than we expected though, overall, the quarter was below the seasonal average. We expect the same in the fourth quarter as economic uncertainty continues to weigh on demand in almost every major market segment in which we operate.  We are well prepared to continue to gain share in our core businesses, no matter the economic conditions.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011
Revenue	$3,466	$3,740	$3,458
Cost of revenue	1,722	1,701	1,705
Gross profit	1,744	2,039	1,753
Research and development (R&D)	395	417	424
Selling, general and administrative (SG&A)	388	391	411
Restructuring expense	—	4	—
Acquisition cost	147	—	13
Operating profit	814	1,227	905
Other income (expense) net	(19)	8	10
Interest and debt expense	15	—	6
Income before income taxes	780	1,235	909
Provision for income taxes	179	376	237
Net income	$601	859	672

Earnings per common share:
Basic	$0.52	$0.71	$0.57
Diluted	$0.51	$0.71	$0.56

Average shares outstanding (millions):
Basic	1,144	1,184	1,156
Diluted	1,157	1,196	1,180

Cash dividends declared per share of common stock	$0.13	0.12	0.13

Percentage of revenue:
Gross profit	50.3%	54.5%	50.7%
R&D	11.4%	11.1%	12.3%
SG&A	11.2%	10.5%	11.9%
Operating profit	23.5%	32.8%	26.2%

As required by accounting rule ASC 260, net income allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents is excluded from the calculation of EPS.  The amount excluded from earnings per common share was $10 million, $13 million and $10 million for the quarters ending September 30, 2011, September 30, 2010 and June 30, 2011.

Impact of National Acquisition

We completed our acquisition of National on September 23, 2011. We recorded the assets acquired and liabilities assumed measured at fair value as of that date. The total consideration transferred for the acquisition was $6.56 billion and the fair value of the net assets acquired and liabilities assumed was $3.03 billion, resulting in goodwill of $3.53 billion. The results of National’s operations from the acquisition date are included in the Analog segment. See Note 2 to the Financial Statements for more details regarding the acquisition.

Special Items Included in Other

Other includes the financial impact of the March earthquake in Japan. See Note 4 to the Financial Statements for more details.

As a direct result of the National acquisition, we incurred various incremental costs that we recorded in Other. These include certain adjustments to write-up the value of acquired inventory and property, plant and equipment to fair value as of the acquisition date. These fair value adjustments have an impact on future operating results solely due to that write-up in value. These costs are incremental to the normal amortization and depreciation of the acquired assets based on their carrying or book value at the acquisition date. We believe these incremental costs are separately identifiable from the ongoing operating results of SVA included in the Analog segment and so we have classified them as a part of Other. We believe this presentation provides greater transparency of the operating results of our reporting business segments without the impact of mandatory accounting adjustments to fair value.

For the third quarter, the amount of incremental costs recognized was $7 million, attributable to the fair value write-up of acquired inventory that was sold after the date of acquisition. These costs are included in cost of revenue. The total fair value write-up of acquired inventory was $96 million. We expect to recognize the remainder of the write-up in cost of revenue in the fourth quarter.

The total fair value write-up for the acquired property, plant and equipment was $469 million, which will be depreciated at a rate of about $10 million quarterly and will be included primarily in cost of revenue.

Reflected on the face of the income statement is acquisition cost, which includes charges such as restructuring expense (primarily for severance and stock compensation expense), administrative fees, retention bonuses and amortization of intangible assets. This cost is included in Other.

In addition, the tax provision for the third quarter contained a $10 million discrete tax charge associated with the acquisition.

Details of financial results

This management’s discussion and analysis (MD&A) includes two measures that were not prepared in accordance with generally accepted accounting principles in the United States (non-GAAP measures): days sales outstanding and inventory days. For a reconciliation to GAAP and an explanation of the purpose for providing these non-GAAP measures, see the Non-GAAP Financial Information section at the end of the MD&A.

Revenue for the third quarter of 2011 was $3.47 billion, declining $274 million, or 7 percent, from the year-ago quarter across all segments. Revenue was about even with the prior quarter.

Gross profit for the third quarter of 2011 was $1.74 billion, or 50.3 percent of revenue, a decrease of $295 million, or 14 percent, from the year-ago quarter.  The decrease in gross profit from the year-ago quarter was due to a combination of, in decreasing order, lower revenue, costs associated with lower levels of factory utilization in the quarter as we lowered production in response to weaker demand, and scrap charges for inventory obsolescence on certain custom programs. The impact of lower utilization for the third quarter was about $90 million. Compared with the prior quarter, gross profit was about even. Negatively affecting gross profit were scrap charges for inventory obsolescence on certain custom programs and, to a lesser extent, lower levels of factory utilization. Partially offsetting these reductions were a $23 million of net benefit resulting from proceeds from ongoing insurance claims associated with the March earthquake in Japan (compared with net costs of $50 million in the second quarter of 2011) and lower compensation-related costs.

Operating expenses for the third quarter of 2011 were $395 million for R&D and $388 million for SG&A.  R&D expense decreased $22 million, or 5 percent, from the year-ago quarter primarily due about equally to lower product development costs and lower compensation-related costs.  Compared with the prior quarter, R&D expense decreased $29 million, or 7 percent, primarily due to lower compensation-related costs. SG&A expense was about even with the year-ago quarter.  Compared with the prior quarter, SG&A expense decreased $23 million, or 6 percent, due to lower compensation-related costs.

Acquisition cost for the third quarter was $147 million, compared with $13 million in the prior quarter. This cost is included in Other. See Note 2 to the Financial Statements for additional detail regarding these charges.

For the third quarter of 2011, our operating profit was $814 million, or 23.5 percent of revenue, compared with $1.23 billion, or 32.8 percent of revenue, for the year-ago quarter and $905 million, or 26.2 percent of revenue, for the prior quarter.  The decrease from the year-ago quarter was due to lower gross profit and, to a lesser extent, acquisition cost. Compared with the prior quarter, operating profit decreased $91 million, or 10 percent, due to acquisition cost, which was partially offset by lower operating expenses.

Interest and debt expense was $15 million compared with $6 million for the prior quarter. The increase was due to the accrual of a full quarter's worth of interest expense on our $3.5 billion of long-term debt issued in May 2011. See Note 5 to Financial Statements for details regarding debt outstanding.

Other income and expense (net) for the third quarter was a net expense of $19 million compared with income of $8 million for the year-ago quarter and $10 million for the prior quarter. The decrease in each comparison was due to an expense associated with a lawsuit related to a divested business.

As of September 30, 2011, our estimated annual effective tax rate for 2011 is about 25 percent. Quarterly income taxes are calculated using the estimated annual effective tax rate. See Note 6 to the Financial Statements for additional information.

For the third quarter of 2011, our tax provision was $179 million compared with $376 million in the year-ago quarter and $237 million in the prior quarter. The decrease in the tax provision in each comparison was primarily due to lower income before income taxes.

For the third quarter of 2011, our net income was $601 million compared with $859 million for the year-ago quarter and $672 million for the prior quarter. EPS was $0.51 compared with $0.71 for the year-ago quarter and $0.56 for the prior quarter.

Orders in the third quarter were $3.07 billion, a decrease of 10 percent from the year-ago quarter and 15 percent from the prior quarter.

Segment results

Analog

	3Q11	3Q10	3Q11 vs. 3Q10	2Q11	3Q11 vs. 2Q11
Revenue	$1,557	$1,581	(2)%	$1,588	(2)%
Operating profit	414	520	(20)%	446	(7)%
Operating profit % of revenue	26.6%	32.9%		28.1%

Analog revenue decreased 2 percent from the year-ago quarter due to decreased shipments of HPA products. Revenue from National is reported in the Analog segment as SVA and contributed $18 million from the acquisition date through September 30, 2011. Analog revenue decreased 2 percent from the prior quarter primarily due to lower revenue from HPA and Power products resulting from a lower proportion of shipments of higher-priced products. Revenue from HVAL products was about even compared with the year-ago quarter but increased from the prior quarter due to an increased proportion of shipments of higher-priced products. Operating profit decreased from both the year-ago quarter and prior quarter due to lower gross profit.

Embedded Processing

	3Q11	3Q10	3Q11 vs. 3Q10	2Q11	3Q11 vs. 2Q11
Revenue	$539	$579	(7)%	$596	(10)%
Operating profit	113	160	(29)%	141	(20)%
Operating profit % of revenue	21.0%	27.6%		23.7%

Embedded Processing revenue decreased 7 percent from the year-ago quarter and 10 percent from the prior quarter, primarily due to decreased shipments of higher-priced catalog products. Lower shipments of products sold into communications infrastructure applications also contributed to the decline from the prior quarter. Operating profit decreased in both comparisons due to lower gross profit.

Wireless

	3Q11	3Q10	3Q11 vs. 3Q10	2Q11	3Q11 vs. 2Q11
Revenue	$580	$767	(24)%	$558	4%
Operating profit	78	180	(57)%	82	(5)%
Operating profit % of revenue	13.3%	23.5%		14.6%

Wireless revenue decreased 24 percent from the year-ago quarter due to decreased shipments of baseband products. Wireless revenue increased 4 percent from the prior quarter due to increased shipments of baseband products. Baseband revenue for the third quarter of 2011 was $263 million, a decrease of $175 million, or 40 percent, from the year-ago quarter, and increased $35 million, or 16 percent, from the prior quarter. Revenue from applications processors increased compared with the year-ago quarter, a result of an increased proportion of shipments of higher-priced products. Compared with the prior quarter, revenue from application processors increased due to higher shipments. Revenue from connectivity products decreased in both comparisons due to lower shipments. The decrease in Wireless operating profit from the year-ago quarter was primarily due to lower revenue and associated gross profit. The decrease in operating profit from the prior quarter was due to lower gross profit partially offset by lower operating expenses.

Other*

	3Q11	3Q10	3Q11 vs. 3Q10	2Q11	3Q11 vs. 2Q11
Revenue	$790	$813	(3)%	$716	10%
Operating profit	209	367	(43)%	236	(11)%
Operating profit % of revenue	26.5%	45.2%		33.0%

*Includes $23 million of net proceeds received in the third quarter of 2011 from ongoing insurance claims associated with the earthquake and $50 million of net costs recognized in the second quarter of 2011. Acquisition cost associated with the National acquisition was $147 million in the third quarter of 2011 and $13 million in the second quarter of 2011.

Other revenue decreased 3 percent from the year-ago quarter, due about equally to the sale of a cable modem product line in the fourth quarter of 2010 and declines across most product areas. These declines were partially offset by increased revenue from transitional supply agreements and the proceeds from ongoing insurance claims associated with the earthquake. Compared with the prior quarter, revenue increased 10 percent due to increased shipments of DLP products and, to a lesser extent, insurance proceeds. Operating profit for the third quarter of 2011 decreased from the year-ago quarter and the prior quarter due to acquisition cost.

First nine months of 2011 results

For the first nine months of 2011, we report the following:

Revenue was $10.32 billion, down $126 million from the year-ago period as increased shipments in our core businesses offset declines in baseband revenue. Our core businesses consist of Analog and Embedded Processing and the part of our Wireless segment that is focused on smartphones and tablet computers. Revenue from baseband products in the Wireless segment decreased $453 million from the year-ago period due to lower shipments.

Gross profit was $5.22 billion, a decrease of $398 million, or 7 percent, from the year-ago period due primarily to lower revenue and lower factory utilization. Gross profit margin was 50.6 percent of revenue compared with 53.9 percent in the year-ago period.

R&D expense of $1.24 billion increased $63 million, or 5 percent, from the year-ago period due to higher product development costs and, to a lesser extent, higher compensation-related costs associated with increased staffing levels. R&D expense as a percent of revenue was 12.0 percent compared with 11.3 percent in the year-ago period.

SG&A expense was $1.19 billion, an increase of $65 million, or 6 percent, from the year-ago period, due to increased investments in sales and marketing activities and, to a lesser extent, higher compensation-related costs associated with increased staffing levels.  SG&A expense as a percent of revenue was 11.6 percent compared with 10.8 percent in the year-ago period.

Acquisition cost was $162 million in the first nine months of 2011.

Operating profit was $2.63 billion, or 25.5 percent of revenue, compared with $3.28 billion, or 31.5 percent of revenue, in the year-ago period.  The decrease was primarily due to lower gross profit and acquisition cost.

The tax provision was $669 million compared with $1.02 billion in the year-ago period. The decrease was due to lower income before income taxes and, to a lesser extent, the effects of non-U.S. tax rates and the reinstatement in the fourth quarter of 2010 of the federal research tax credit.

Net income was $1.94 billion compared with $2.29 billion in the year-ago period. EPS was $1.62 compared with $1.85 in the year-ago period.

Segment results

Analog

	YTD 2011	YTD 2010	YTD 2011 vs. YTD 2010
Revenue	$4,680	$4,461	5%
Operating profit	1,278	1,391	(8)%
Operating profit % of revenue	27.3%	31.2%

Analog revenue increased 5 percent from the year-ago period due to increased shipments across all product lines. For the first nine months of 2011, operating profit decreased 8 percent compared with the year-ago period, due to lower gross profit.

Embedded Processing

	YTD 2011	YTD 2010	YTD 2011 vs. YTD 2010
Revenue	$1,668	$1,535	9%
Operating profit	356	348	2%
Operating profit % of revenue	21.3%	22.7%

Embedded Processing revenue increased 9 percent from the year-ago period due to increased shipments across all product lines. Compared with the year ago-period, operating profit increased 2 percent due to higher revenue and associated gross profit.

Wireless

	YTD 2011	YTD 2010	YTD 2011 vs. YTD 2010
Revenue	$1,797	$2,211	(19)%
Operating profit	301	502	(40)%
Operating profit % of revenue	16.7%	22.7%

Wireless revenue decreased 19 percent from the year-ago period due to decreased shipments of baseband products. Baseband revenue was $825 million, a decrease of 35 percent from the year-ago period. Partially offsetting this decrease was increased revenue from increased shipments of higher-priced applications processor products. Compared with the year-ago period, operating profit decreased due to lower revenue and associated gross profit.

Other*

	YTD 2011	YTD 2010	YTD 2011 vs. YTD 2010
Revenue	$2,170	$2,234	(3)%
Operating profit	692	1,043	(34)%
Operating profit % of revenue	31.9%	46.7%

*Included in the first nine months of 2011 are (i) acquisition cost of $162 million and (ii) gross operating losses of $98 million less insurance proceeds of $20 million and $22 million related to ongoing property damage and business interruption claims, respectively.

Other revenue decreased 3 percent from the year-ago period due to lower royalties and, to a lesser extent, the sale of a cable modem product line in the fourth quarter of 2010. These decreases were partially offset by increased revenue from transitional supply agreements. Operating profit decreased from the year-ago period due lower gross profit and, to a lesser extent, acquisition cost.

Financial Condition

At the end of the third quarter of 2011, total cash (cash and cash equivalents plus short-term investments) was $2.62 billion, a decrease of $450 million from the end of 2010. This reflects the issuance of long-term debt in May 2011 and commercial paper in July 2011, the impact of sales and maturities of our short-term investments, and cash balances of National, less cash used to acquire National.

Accounts receivable were $1.78 billion at the end of the third quarter. This was an increase of $266 million from the end of 2010. Days sales outstanding were 46 at the end of the quarter compared with 39 at the end of 2010. The increase in accounts receivable was primarily due to receivables acquired through the National acquisition, and to a lesser extent, calculators, which was the result of seasonally higher revenue. Excluding the impact of National, days sales outstanding would have been 43 days (non-GAAP).

Inventory was $1.97 billion at the end of the third quarter. This was an increase of $445 million from the end of 2010. This increase included $215 million of remaining inventory that was acquired as part of the National acquisition, which was valued at fair value in accordance with the acquisition method of accounting for business combinations. Days of inventory at the end of the third quarter were 103 compared with 83 at the end of 2010. Excluding the inventory and the cost of revenue impact associated with National, our days of inventory would have been 92 days at the end of the third quarter (non-GAAP). The remaining increase in inventory was due to rebuilding inventory to support higher customer service levels with shorter lead times.

Liquidity and Capital Resources
Our sources of liquidity are our cash flows from operations, cash and cash equivalents, short-term investments and revolving credit facilities. Cash flow from operations for the first nine months of 2011 was $2.29 billion, a decrease of $305 million from the year-ago period primarily due to the decrease in net income.
As of September 30, 2011, we have $1.58 billion of cash and cash equivalents and $1.04 billion of short-term investments. We maintain lines of credit to provide additional liquidity through bank loans and to support commercial paper borrowings. As of September 30, 2011, we had a variable-rate revolving credit facility that allows us to borrow for general corporate purposes up to $920 million until August 2012. We have an additional variable-rate revolving credit facility that allows us to borrow an additional $1 billion until July 2012. In July 2011, we issued $1.2 billion of commercial paper supported by these credit facilities.
For the first nine months of 2011, investing activities used cash of $5.18 billion compared with $509 million for the year-ago period. Capital expenditures in the first nine months of 2011 totaled $663 million. This was a decrease of $235 million from the year-ago period due to decreased expenditures for assembly/test and wafer manufacturing equipment. In the first nine months of 2011, we used $5.39 billion to acquire National, which is net of $1.15 billion of cash acquired as detailed in Note 2 to the Financial Statements. We funded the acquisition with a combination of existing cash on hand and proceeds from debt and investment sales. During the first nine months of 2011, sales and maturities of short-term investments, net of purchases, provided cash of $791 million compared with $364 million in the year-ago period.
Financing activities provided net cash of $3.15 billion for the first nine months of 2011 and used $2.17 billion in the year-ago period. For the first nine months of 2011, we received proceeds of $3.50 billion from the issuance in May of fixed- and variable-rate long-term debt (net of the original issuance discount) and $1.2 billion from the issuance of commercial paper in July. The commercial paper was issued for general corporate purposes and to maintain cash balances at desired levels. In conjunction with the issuance of long-term debt, we also entered into an interest rate swap that effectively fixes the interest rate on the long-term variable-rate debt. See Note 5 to the Financial Statements for additional details. During the first nine months of 2011, we used $1.67 billion of cash to repurchase 49 million shares of our common stock and paid dividends of $451 million. In the same period last year, we used $1.85 billion of cash to repurchase 74 million shares of common stock and paid $439 million in dividends. Employee exercises of TI stock options provided cash proceeds of $563 million compared with $20 million for the year-ago period.
On September 15, 2011, we announced a 31 percent increase in our quarterly cash dividend rate. The new quarterly dividend increased from $0.13 to $0.17 per share, resulting in annual dividend payments of $0.68 per share. The new quarterly cash dividend will be payable November 21, 2011, to stockholders of record on October 31, 2011. This is the eighth consecutive year we have increased our dividend. We have paid dividends to our shareholders on an uninterrupted basis since June 1, 1962.
In 2011, we expect approximately: an annual effective tax rate of 25 percent; R&D expense of $1.7 billion; capital expenditures of $900 million; and depreciation of $900 million.
EPS will be negatively impacted by about 15 cents from acquisition-related costs in the fourth quarter. These costs will include about $160 million of acquisition cost and about $100 million included in cost of revenue.
We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.
Long-term contractual obligations

Information concerning our long-term contractual obligations is contained on page 43 of Exhibit 13 to our Form 10-K for the year ended December 31, 2010, and is incorporated by reference, with the exception of the maturity dates of our long-term contractual obligations related to our $3.5 billion principal amount of fixed- and variable-rate debt issued in May 2011 and National's long-term debt securities that we assumed as of the acquisition date. See Note 5 to the Financial Statements for detailed information.

Changes in accounting standards

See Note 1 to the Financial Statements for detailed information regarding the status of new accounting and reporting standards.

Non-GAAP Financial Information

In the MD&A, we have presented non-GAAP financial information on both days of inventory and days sales outstanding excluding the impact of balances and activity related to our National acquisition, which was consummated on September 23, 2011. These non-GAAP measures should be considered in addition to, and not as a substitute for, nor should they be considered superior to, the comparable measures prepared in accordance with GAAP.

Our quarterly results include National’s results of operations for the period from the closing of the acquisition to the end of the quarter. Acquisition accounting requires us to include National's balance sheet items, written up to fair value. Because the acquisition closed so shortly before TI’s quarter ended on September 30, operating ratios that compare balance sheet amounts to income statement amounts may not be representative of our actual results for the full quarter.

We provided this non-GAAP presentation of days of inventory and days sales outstanding information to give investors additional insight into TI’s underlying business conditions and results without the impact of these anomalies. The table below provides a reconciliation of the non-GAAP measures to our third-quarter results prepared in accordance with GAAP.

	For Three Months Ended
	September 30, 2011
	TI As Reported (GAAP)	Less National	TI Excluding National (Non-GAAP)

Inventories	$1,965	(215)	$1,750
Cost of revenue	1,722	(4)	1,718
Days of inventory	103 days		92 days
Accounts receivable, net of allowances	$1,784	(140)	$1,644
Revenue	3,466	(18)	3,448
Days sales outstanding	46 days		43 days

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on page 45 of Exhibit 13 to our Form 10-K for the year ended December 31, 2010, and is incorporated by reference to such exhibit, with the exception of interest rate risk, which is discussed below.

Interest rate risk

We have the following potential exposure to changes in interest rates: (1) the effect of changes in interest rates on the fair value of our investments in cash equivalents and short-term investments, which could produce a gain or a loss; and (2) the effect of changes in interest rates on the fair value of our long-term debt and an associated interest rate swap (which is designed to offset the impact of changes in interest rates).

Prior to the second quarter of 2011, we had no debt. Therefore, our primary exposure to changes in interest rates was limited to the effect on the fair values of our investments in cash equivalents and short-term investments.

As of September 30, 2011, a hypothetical 10 basis point increase or decrease in interest rates would change the fair value of our long-term debt by a decrease or increase of $13 million, respectively. Because interest rates on our long-term debts are fixed or have been swapped to fixed rates, changes in interest rates would not affect the cash flows associated with long-term debt. A hypothetical 10 basis point increase or decrease in interest rates would not change the fair value of our $1.2 billion of outstanding commercial paper because of its short duration.

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

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

Information concerning risk factors is contained on pages 9-12 of our Form 10-K for the year ended December 31, 2010 and in Item 1A of TI’s Form 10-Q for the quarter ended June 30, 2011, and is incorporated by reference, with the exception of the additional risk factor discussed below.

Our ability to successfully integrate acquisitions could affect our business plans and results of operations.

In September 2011, we acquired National Semiconductor Corporation.  Such a transaction can involve significant integration challenges and there can be no assurance that pre-acquisition due diligence will have identified all possible issues and risks that might arise with respect to the acquisition. If we are unable to timely and successfully integrate the acquired operations, product lines and technology, we may not be able to realize the expected benefits of the acquisition, which could adversely affect our business plans and operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2011	14,115,976	$31.88	14,115,976		$ 5.97 billion
August 1 through August 31, 2011	—	$—	—		$ 5.97 billion
September 1 through September 30, 2011	—	$—	—		$ 5.97 billion
Total	14,115,976	$31.88	14,115,976	(2)	$ 5.97 billion	(3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of September 30, 2011, this amount consisted of the remaining portion of the $7.5 billion authorization. No expiration date was specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.ins	XBRL Instance Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

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

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from our forecasts;

•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

•	Impairments of our non-financial assets;

•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;

•	TI’s ability to recruit and retain skilled personnel;

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services;

•	TI’s obligations to make principal and interest payments on its debt; and

•	TI’s ability to successfully integrate National Semiconductor’s operations, product lines and technologies, and to realize opportunities for growth and costs savings from the acquisition.

For a more detailed discussion of these factors, see the Risk Factors discussions in Item 1A of TI’s most recent Form 10-K, Item 1A of TI’s Form 10-Q for the quarter ended June 30, 2011 and Item 1A of this report on Form 10-Q. The forward-looking statements included in this report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	November 4, 2011