Form 10-K
period 2011-12-31
TEXAS INSTRUMENTS INC
filed 2012-02-24
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                         to
Commission File Number 1-3761
TEXAS INSTRUMENTS INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, P.O. Box 660199, Dallas, Texas	75266-0199
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 972-995-3773
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	The NASDAQ Global Select Market

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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $37,518,854,008 as of June 30, 2011.

1,144,971,512 (Number of shares of common stock outstanding as of January 31, 2012)

Parts I, II and IV hereof incorporate information by reference to the Registrant’s 2011 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2012 annual meeting of stockholders.

PART I

ITEM 1. Business.
Company Overview
At TI, we design and make semiconductors that we sell to electronics designers and manufacturers all over the world. We began operations in 1930. We are incorporated in Delaware, headquartered in Dallas, Texas, and have design, manufacturing or sales operations in more than 35 countries. We have four segments: Analog, Embedded Processing, Wireless and Other. We expect Analog and Embedded Processing to be our primary growth engines in the years ahead, and we therefore focus our resources on these segments.
We were the world’s fourth largest semiconductor company in 2011 as measured by revenue, according to preliminary estimates from an external source. Additionally, we sell calculators and related products.
On September 23, 2011, we completed the acquisition of National Semiconductor Corporation (National). The acquisition has brought to TI a portfolio of thousands of analog products, strong customer design tools and additional manufacturing capacity, and is consistent with our strategy to grow our Analog business. The results of National’s operations from the acquisition date are included in our Analog segment under the name Silicon Valley Analog.
Financial information with respect to our segments and our operations outside the United States is contained in the note to the financial statements captioned “Segment and geographic area data” in TI’s 2011 annual report to stockholders. It is incorporated herein by reference to such annual report.
Product Information
Semiconductors are electronic components that serve as the building blocks inside modern electronic systems and equipment. Semiconductors come in two basic forms: individual transistors and integrated circuits (generally known as “chips”) that combine multiple transistors on a single piece of material to form a complete electronic circuit. Our products, more than 80,000 in number, are integrated circuits that are used to accomplish many different things, such as converting and amplifying signals, interfacing with other devices, managing and distributing power, processing data, canceling noise and improving signal resolution. This broad portfolio includes products that are integral to almost all electronic equipment.
We sell custom and catalog semiconductor products. Custom products are designed for a specific customer for a specific application, are sold only to that customer and are typically sold directly to the customer. The life cycles of custom products are generally determined by end-equipment upgrade cycles and can be as short as 12 to 24 months. Catalog products are designed for use by many customers and/or many applications and are generally sold through both distribution and direct channels. They include both proprietary and commodity products. The life cycles of catalog products are generally longer than for custom products.
Additional information regarding each segment’s products follows.
Analog
Analog semiconductors change real-world signals — such as sound, temperature, pressure or images — by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as digital signal processors (DSPs). Analog semiconductors are also used to manage power distribution and consumption. Sales to our Analog segment’s more than 90,000 customers generated about 47 percent of our revenue in 2011. According to external sources, the worldwide market for analog semiconductors was about $43 billion in 2011. Our Analog segment’s revenue in 2011 was about $6.5 billion, or about 15 percent of this fragmented market, the leading position. We believe that we are well positioned to increase our market share over time.
Our Analog segment includes the following major product lines: High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA).
HVAL products: These include both high-volume analog products and logic and standard linear products. High-volume analog includes products for specific applications, including custom products. The life cycles of our high-volume analog products are generally shorter than most of our other Analog product lines. End markets for high-volume analog products include communications, automotive, computing and many consumer electronics products. Logic and standard linear includes commodity products marketed to many different customers for many different applications.
Power products: These include both catalog and custom semiconductors that help customers manage power in any type of electronic system. We design and manufacture power management semiconductors for both portable devices (battery-powered devices, such as handheld consumer electronics, laptop computers and cordless power tools) and line-powered systems (products that require an external electrical source, such as computers, digital TVs, wireless basestations and high-voltage industrial equipment).
HPA products: These include catalog analog semiconductors, such as amplifiers, data converters and interface semiconductors, that we market to many different customers who use them in manufacturing a wide range of products sold in many end markets, including the industrial, communications, computing and consumer electronics markets. HPA products generally have long life cycles, often more than 10 years.
SVA products: These include catalog analog products, particularly in the areas of power management, data converters, interface and operational amplifiers, nearly all of which are complementary to our other Analog products. This portfolio of thousands of products is marketed to many different customers who use them in manufacturing a wide range of products sold in many end markets. Many SVA products have long life cycles, often more than 10 years.
Embedded Processing
Our Embedded Processing products include our DSPs and microcontrollers. DSPs perform mathematical computations almost instantaneously to process or improve digital data. Microcontrollers are designed to control a set of specific tasks for electronic equipment. Sales of Embedded Processing products generated about 15 percent of our revenue in 2011. According to external sources, the worldwide market for embedded processors was about $18 billion in 2011. Our Embedded Processing segment’s revenue in 2011 was about $2.0 billion, or about 12 percent of this fragmented market. We believe we are well positioned to increase our market share over time.
An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because customers prefer to re-use software from one product generation to the next. We make and sell catalog Embedded Processing products used in many different applications and custom Embedded Processing products used in specific applications, such as communications infrastructure equipment and automotive.
Wireless
Growth in the wireless market is being driven by the demand for smartphones, tablet computers and other emerging portable devices. Many of today’s smartphones and tablets use an applications processor to run the device’s software operating system and to enable the expanding functionality that has made smartphones and tablets the fastest growing wireless market segments. Many wireless devices also use other semiconductors to enable wireless connectivity using technologies such as Bluetooth®, WiFi networks, GPS and Near Field Communications (NFC).
We design, make and sell products to satisfy each of these requirements. Wireless products are typically sold in high volumes. Our Wireless portfolio includes both catalog products and custom products. Sales of Wireless products generated about $2.5 billion, or about 18 percent of our revenue, in 2011, with a majority of those sales to a single customer.
Our Wireless investments are concentrated on our OMAPTM applications processors and our connectivity products, areas we believe offer significant growth opportunities and which will enable us to take advantage of the increasing demand for more powerful and more functional wireless devices. We no longer invest in development of baseband products (products that allow a cell phone to connect to the cellular network), an area we believe offers far less promising growth prospects. Almost all of our baseband products are sold to a single customer. We expect substantially all of our baseband revenue, which was $1.1 billion in 2011, to cease by the end of 2012.
Other
Our Other segment includes revenue from our smaller semiconductor product lines and from sales of our handheld graphing and scientific calculators. It also includes royalties received for our patented technology that we license to other electronics companies and revenue from transitional supply agreements that we may enter into in connection with acquisitions and divestitures. The semiconductor products in our Other segment include DLP® products (primarily used in projectors to create high-definition images) and custom semiconductors known as application-specific integrated circuits (ASICs). This segment generated about $2.5 billion, or about 20 percent of our revenue, in 2011.
Applications for Our Products
The table below lists the major end markets that used our products in 2011 and the approximate percentage of our 2011 product revenue that the market represented. The chart also lists the most frequent applications and our products used within these key markets.

End Market	Applications	TI Products
Communications (40% of product revenue)	Phones and infrastructure equipment Mobile connectivity solutions (including wireless LAN, global positioning systems, Bluetooth®, NFC) Video conferencing	Analog, Embedded Processing, Wireless, Other
Computing (23% of product revenue)	Printers Hard disk drives Monitors and projectors Notebooks, netbooks, desktop computers and servers Tablet computers	Analog, Embedded Processing, Wireless, Other
Industrial (14% of product revenue)
Digital power controls:
          Switch mode power supplies
          Uninterruptible power supplies
Motor controls:
          Heating/ventilation/air conditioning
          Industrial control motor drives
          Power tools
          Copiers
Security:
   Biometrics (fingerprint identification and authentication)
   Intelligent sensing (smoke and glass-breakage detection)
   Video analytics (surveillance)
Smart metering
Test and measurement
Point of service/portable data terminals
Medical diagnostic and monitoring equipment
LED lighting
Factory automation
Analog, Embedded Processing, Other
Consumer Electronics (11% of product revenue)	Digital cameras, gaming and audio/visual equipment Portable and car audio Home appliances Personal navigation devices eBook readers	Analog, Embedded Processing, Wireless, Other
Automotive (8% of product revenue)	Body systems Chassis systems Driver information/telemetrics Entertainment Powertrain Safety systems Security systems	Analog, Embedded Processing, Other
Education (4% of product revenue)	Handheld graphing and scientific calculators and peripheral hardware Educational software	Other

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
The primary competitive factors for our Analog products include design proficiency, a diverse product portfolio to meet wide-ranging customer needs, manufacturing process technologies that provide differentiated levels of performance, applications and sales support, and manufacturing expertise and capacity. Our primary Analog competitors include Analog Devices, Inc.; Fairchild Semiconductor Corporation; Freescale Semiconductor, Inc.; Infineon Technologies AG; Intersil Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; NXP Semiconductors N.V.; Richtek Technology Corporation; and STMicroelectronics NV.
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
To supplement our internal wafer fabrication capacity and maximize our responsiveness to customer demand and return on capital, our wafer manufacturing strategy utilizes the capacity of outside suppliers, commonly known as foundries. We source about 25 percent of our wafers from external foundries, with the vast majority of this outsourcing being for advanced logic wafers. In 2011, external foundries provided about 75 percent of the fabricated wafers for our advanced logic manufacturing needs. We expect the proportion of our advanced logic wafers provided by foundries will increase over time. We expect to maintain sufficient internal wafer fabrication capacity to meet the vast majority of our analog production needs.
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

Inventory

Our inventory practices differ by product, but we generally maintain inventory levels that are consistent with our expectations of customer demand. Because of the longer product life cycles of catalog products and their inherently lower risk of obsolescence, we generally carry more of those products than custom products. Additionally, we sometimes maintain catalog-product inventory in unfinished wafer form, as well as higher finished goods inventory of low-volume products, allowing greater flexibility in periods of high demand. We also have consignment inventory programs in place for our largest customers and some distributors.
Design Centers
Our design centers provide design, engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.
Customers
Our products are sold to original equipment manufacturers (OEMs), original design manufacturers (ODMs), contract manufacturers and distributors. (An OEM designs and sells products under its own brand that it manufactures in-house or has manufactured by others. An ODM designs and manufactures products for other companies, which then sell those products under their own brand.) Our largest single customer in 2011 was an OEM, the Nokia group of companies. Sales to Nokia were about 13 percent of our revenue in 2011; about two-thirds of the Nokia-related revenue was from baseband products.
Sales and Distribution
We market and sell our semiconductor products through a direct sales force, distributors and authorized third-party sales representatives. We have sales or marketing offices in 35 countries worldwide and have expanded our sales networks in the emerging markets of China, India and Eastern Europe over the last few years. Distributors located around the world account for about 40 percent of our revenue. Our distributors maintain an inventory of our products and sell directly to a wide range of customers. They also sell products from our competitors. Our distribution network holds a mix of distributor-owned and
TI-consigned inventory. Over time, we expect this mix will shift more toward consignment. We sell our calculator products primarily through retailers and instructional dealers.
Acquisitions, Divestitures and Investments
From time to time we consider acquisitions and divestitures that may strengthen or better focus our business portfolio. We also make investments directly or indirectly in private companies. Investments are focused primarily on next-generation technologies and markets strategic to us.

As discussed above, on September 23, 2011, we completed the acquisition of National Semiconductor for approximately $6.5 billion. We funded the acquisition with a combination of available cash and the proceeds of debt issuances, including $3.5 billion of debt securities issued in the second quarter of 2011.

Backlog
We define backlog as of a particular date as firm purchase orders with a customer-requested delivery date within a specified length of time. As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Accordingly, our backlog at any particular date may not be indicative of revenue for any future period. Our backlog of orders was $1.39 billion at December 31, 2011, and $1.75 billion at December 31, 2010.
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
Research and Development
Our primary areas of R&D investment are Analog, Embedded Processing and Wireless products. We conduct most of our R&D internally. However, we also closely engage with a wide range of third parties, including software suppliers, universities and select external industry consortia, and we collaborate with our foundry suppliers on semiconductor manufacturing technology.
From time to time we may terminate R&D projects before completion or decide not to manufacture and sell a developed product. We do not expect that all of our R&D projects will result in products that are ultimately released for sale, or that our projects will contribute significant revenue until at least a few years following completion.
Our R&D expense was $1.72 billion in 2011, compared with $1.57 billion in 2010 and $1.48 billion in 2009.

Executive Officers of the Registrant
The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company presently held by each person named:

Name	Age	Position
Stephen A. Anderson	50	Senior Vice President
Brian T. Crutcher	39	Senior Vice President
R. Gregory Delagi	49	Senior Vice President
David K. Heacock	51	Senior Vice President
Joseph F. Hubach	54	Senior Vice President, Secretary and General Counsel
Sami Kiriaki	51	Senior Vice President
Melendy E. Lovett	53	Senior Vice President (President, Education Technology)
Gregg A. Lowe	49	Senior Vice President
Kevin P. March	54	Senior Vice President and Chief Financial Officer
Robert K. Novak	46	Senior Vice President
Kevin J. Ritchie	55	Senior Vice President
John J. Szczsponik, Jr.	51	Senior Vice President
Richard K. Templeton	53	Director; Chairman of the Board; President and Chief Executive Officer
Teresa L. West	51	Senior Vice President
Darla H. Whitaker	46	Senior Vice President
The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. All executive officers of the company have been employees of the company for more than five years. Mses. Lovett, West and Whitaker and Messrs. Delagi, Hubach, Lowe, March, Ritchie and Templeton have served as executive officers of the company for more than five years. Mr. Heacock became an executive officer of the company in 2007. Messrs. Anderson and Novak became executive officers of the company in 2008. Mr. Szczsponik became an executive officer of the company in 2009. Messrs. Crutcher and Kiriaki became executive officers of the company in 2010.
Employees
At December 31, 2011, we had 34,759 employees.
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
Our Global Manufacturing, Design and Sales Activities Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.
We have facilities in more than 35 countries worldwide, and about 90 percent of our revenue comes from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as political and economic conditions, security risks, health conditions and possible disruptions in transportation networks of the various countries in which we operate. Any of these could result in an adverse effect on our business operations and our financial results. Additionally, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.
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
Our Results of Operations Could be Affected by Changes in Tax-Related Matters.
We have facilities in more than 35 countries worldwide and as a result are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate.
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
Our Operations Could be Affected by Changes in Environmental, Safety and Health Laws and Regulations.

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
Our Results of Operations Could be Affected by Changes in the Financial Markets.
We maintain bank accounts, one or more multi-year revolving credit agreements, and a portfolio of investments to support the financing needs of the company. Our ability to fund our daily operations, invest in our business, make strategic acquisitions and service our debt obligations requires continuous access to our bank and investment accounts, as well as access to our bank credit lines that support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected. Similarly, such circumstances could also restrict our ability to access the capital markets or redeem our investments. If our customers or suppliers are unable to access credit markets and other sources of needed liquidity, we may receive fewer customer orders or be unable to obtain needed supplies, collect accounts receivable or access needed technology.
Material Impairments of Our Goodwill or Intangible Assets Could Adversely Affect Our Results of Operations.

Charges associated with impairments of our goodwill or intangible assets could adversely affect our financial condition and results of operations. Goodwill is reviewed for impairment annually or more frequently if certain impairment indicators arise or upon the disposition of a significant portion of a reporting unit. The review compares the fair value for each reporting unit to its associated book value including goodwill. A decrease in the fair value associated with a reporting unit resulting from, among other things, unfavorable changes in the estimated future discounted cash flow of the reporting unit, may require us to recognize impairments of goodwill. Most of our intangible assets are amortized over their estimated useful lives, but they are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the future undiscounted cash flows expected to result from the use of the intangible asset and its eventual disposition is less than the carrying amount of the asset, we would recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value.

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

ITEM 1B.Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. The following table indicates the general location of our principal manufacturing and design operations and the reportable segments that make major use of them. Except as otherwise indicated, we own these facilities.

	Analog	Embedded Processing	Wireless
Dallas, Texas	X	X	X
Sherman, Texas	X
Houston, Texas(3)	X	X
Tucson, Arizona(2)	X
Santa Clara, California	X
South Portland, Maine	X
Aguascalientes, Mexico(1)	X
Aizu, Japan	X	X
Miho, Japan	X	X	X
Hiji, Japan(2)(3)	X	X	X
Tokyo, Japan(1)	X	X	X
Chengdu, China(2)	X
Shanghai, China(1)	X	X	X
Bangalore, India(2)	X	X	X
Kuala Lumpur, Malaysia(2)	X	X
Melaka, Malaysia(2)	X
Baguio, Philippines(2)	X	X	X
Pampanga (Clark), Philippines(2)	X	X	X
Taipei, Taiwan(2)	X	X	X
Freising, Germany	X	X	X
Nice, France(2)	X		X
Greenock, Scotland(2)	X

________

(1)	Leased.

(2)	Portions of the facilities are leased and owned. This may include land leases, particularly for our non-U.S. sites.

(3)	On January 23, 2012, TI announced that the Houston, Texas, and Hiji, Japan, manufacturing facilities would be closed over the next 18 months.

Our facilities in the United States contained approximately 16.5 million square feet at December 31, 2011, of which approximately 0.9 million square feet were leased. Our facilities outside the United States contained approximately 10.9 million square feet at December 31, 2011, of which approximately 2.1 million square feet were leased.

At the end of 2011, we occupied substantially all of the space in our facilities.

Leases covering our currently occupied leased facilities expire at varying dates generally within the next 5 years. We believe our current properties are suitable and adequate for both their intended purpose and our current and foreseeable future needs.

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

ITEM 4.	Mine Safety Disclosures.

 Not applicable.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the caption “Common stock prices and dividends” in our 2011 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2011, contained under the caption “Summary of selected financial data” in such annual report are incorporated herein by reference to such annual report.

The following table shows our repurchases of our common stock in the fourth quarter of 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2011	10,415,600	$28.80	10,415,600		$ 5.67 billion
November 1 through November 30, 2011	—	—	—		$ 5.67 billion
December 1 through December 31, 2011	—	—	—		$ 5.67 billion

Total	10,415,600	$28.80	10,415,600	(2)	$ 5.67 billion	(3)
_______

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to
$7.5 billion of additional shares of TI common stock announced on September 16, 2010.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of December 31, 2011, this amount consisted of the remaining portion of the $7.5 billion authorization announced on September 16, 2010. No expiration date was specified for these authorizations.

ITEM 6.Selected Financial Data.

The information contained under the caption “Summary of selected financial data” for the years 2007 through 2011 in our 2011 annual report to stockholders, is incorporated herein by reference to such annual report.
ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s discussion and analysis of financial condition and results of operations” in our 2011 annual report to stockholders is incorporated herein by reference to such annual report.
ITEM 7A.Quantitative and Qualitative Disclosures about Market Risk.
The information contained under the caption “Quantitative and qualitative disclosures about market risk” in our 2011 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 8.Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the report thereon of the independent registered public accounting firm, on pages 1 through 38 of our 2011 annual report to stockholders as set forth in Exhibit 13 attached hereto, are incorporated herein by reference to such annual report.
The information contained under the caption “Quarterly financial data” in our 2011 annual report to stockholders is also incorporated herein by reference to such annual report.
ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.Controls and Procedures.

TI acquired National on September 23, 2011.  Internal control over financial reporting of National was excluded from the evaluation and assessment discussed below.  Before the acquisition, the management of National evaluated its disclosure controls and procedures and assessed its internal control over financial reporting as described in its Form 10-K for the year ended May 29, 2011.  National’s results since the acquisition date are included in the December 31, 2011, consolidated financial statements of TI and constituted approximately 4 percent and 5 percent of total and net assets, respectively, as of December 31, 2011, and approximately 2 percent of revenue for the year then ended.

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
Internal Control over Financial Reporting

Management’s assessment of our internal control over financial reporting is contained under the caption “Report by management on internal control over financial reporting” in our 2011 annual report to stockholders and is incorporated herein by reference to such annual report.
The information contained under the caption “Report of independent registered public accounting firm on internal control over financial reporting” in our 2011 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 9B.Other Information.

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of directors” in our proxy statement for the 2012 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
The information with respect to directors’ business experience, which is contained under the caption “Board diversity and nominee qualifications” in our proxy statement for the 2012 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
The information with respect to Section 16(a) beneficial ownership reporting compliance contained under the caption of the same name in our proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
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
Audit Committee
The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.Executive Compensation.

The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The following table sets forth information about the company’s equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	78,088,525	(1)	$25.63	(2)	115,015,052	(3)
Equity compensation plans not approved by security holders	59,247,477	(4)	$25.73	(2)	—
Total	137,336,002	(5)	$25.67		115,015,052

(1)
Includes shares of TI common stock to be issued under the Texas Instruments 2009 Long-Term Incentive Plan and predecessor plans, the Texas Instruments 2009 Director Compensation Plan and the TI Employees 2005 Stock Purchase Plan.

Also includes:

(i)
3,224,540 shares of TI common stock to be issued upon settlement of outstanding awards granted under the National Semiconductor Corporation 2009 Incentive Award Plan, a plan approved by National stockholders. The company assumed the awards in connection with its acquisition of National.

(ii)
4,279 shares of TI common stock to be issued upon exercise of outstanding options originally granted under the Radia Communications, Inc. 2000 Stock Option/Stock Issuance Plan, a plan approved by the stockholders of Radia Communications, Inc. The company assumed the options in connection with its acquisition of Radia.

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

(5)
Includes 113,273,394 shares for issuance upon exercise of outstanding grants of options, 23,358,846 shares for issuance upon vesting of outstanding grants of restricted stock units, 580,095 shares for issuance under the TI Employees 2005 Stock Purchase Plan and 123,667 shares for issuance in settlement of directors’ deferred compensation accounts.

Security Ownership of Certain Beneficial Owners and Management
The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Related person transactions” in our proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
The information contained under the caption “Director independence” in our proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 14.Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
PART IV

ITEM 15.Exhibits and Financial Statement Schedules.

(a) 1 and 2. Financial Statements and Financial Statement Schedules:
The financial statements are listed in the index on page 27 hereof.

3. Exhibits:

Designation of Exhibit in this Report	Description of Exhibit

2	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 4, 2011).

3(a)	Restated Certificate of Incorporation of the Registrant, dated April 18, 1985.(a)

3(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated April 16, 1987.(a)

3(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated April 21 1988.(a)

3(d)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated April 18, 1996.(a)

3(e)	Certificate of Ownership merging Texas Instruments Automation Controls, Inc. into the Registrant, dated March 28, 1988.(a)

3(f)	Certificate of Elimination of Designations of Preferred Stock of the Registrant, dated March 18, 1994.(a)

3(g)	Certificate of Ownership and Merger merging Tiburon Systems, Inc. into the Registrant, dated November 2, 1995.(a)

3(h)	Certificate of Ownership and Merger merging Tartan, Inc. into the Registrant, dated June 21, 1995.(a)

3(i)	Certificate of Designation relating to the Registrant’s Participating Cumulative Preferred Stock, dated June 23, 1998.(a)

3(j)	Certificate of Elimination of Designation of Preferred Stock of the Registrant, dated June 18, 1998.(a)

3(k)	Certificate of Ownership and Merger merging Intersect Technologies, Inc. with and into the Registrant, dated July 15, 1999.(a)

3(l)	Certificate of Ownership and Merger merging Soft Warehouse, Inc. with and into the Registrant, dated September 23, 1999.(a)

3(m)	Certificate of Ownership and Merger merging Silicon Systems, Inc. with and into the Registrant, dated December 17, 1999.(a)

3(n)	Certificate of Amendment to Restated Certificate of Incorporation, dated April 20, 2000.(a)

3(o)	Certificate of Ownership and Merger merging Power Trends, Inc. with and into the Registrant, dated May 31, 2001.(a)

Designation of Exhibit in this Report	Description of Exhibit

3(p)	Certificate of Ownership and Merger merging Amati Communications Corporation with and into the Registrant, dated September 28, 2001.(a)

3(q)	Certificate of Ownership and Merger merging Texas Instruments San Diego Incorporated with and into the Registrant, dated August 27, 2002.(a)

3(r)	Certificate of Ownership and Merger merging Texas Instruments Burlington Incorporated with and into the Registrant, dated December 31, 2003.(a)

3(s)	Certificate of Ownership and Merger merging Texas Instruments Automotive Sensors and Controls San Jose Inc. with and into the Registrant, dated October 31, 2004.(a)

3(t)	Certificate of Elimination of Series B Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated June 23, 2008).

3(u)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated July 18, 2008).

4(a)	Underwriting Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2011).

4(b)	Indenture (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 23, 2011).

4(c)	Officer’s Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated May 23, 2011).

5	Opinion of Counsel (incorporated by reference to Exhibit 5 to the Registrant’s Registration Statement No. 333-177235 on Form S-8).

10(a)(i)	TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a) to the Registrant’s Current Report on Form 8-K dated January 1, 2009).(b)

10(a)(ii)	Amendment No. 1 to the TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).(b)

10(b)(i)	TI Employees Non-Qualified Pension Plan (formerly named the TI Employees Supplemental Pension Plan), effective January 1, 1998.(a)(b)

10(b)(ii)	First Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), effective January 1, 2000.(a)(b)

10(b)(iii)	Second Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), dated June 21, 2002.(a)(b)

10(b)(iv)	Third Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), dated July 16, 2002.(a)(b)

Designation of Exhibit in this Report	Description of Exhibit

10(b)(v)	Fourth Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), dated November 21, 2003.(a)(b)

10(b)(vi)	TI Employees Non-Qualified Pension Plan II (incorporated by reference to Exhibit 10(b) to the Registrant’s Current Report on Form 8-K dated January 1, 2009).(b)

10(c)	Texas Instruments Long-Term Incentive Plan, adopted April 15, 1993.(a)(b)

10(d)	Texas Instruments 1996 Long-Term Incentive Plan, adopted April 18, 1996.(a)(b)

10(e)
Texas Instruments 2000 Long-Term Incentive Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(b)

10(f)
Texas Instruments 2003 Long-Term Incentive Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10(g)
Texas Instruments Executive Officer Performance Plan as amended September 17, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).(b)

10(h)	Texas Instruments Restricted Stock Unit Plan for Directors, as amended, dated April 16, 1998.(a)

10(i)	Texas Instruments Directors Deferred Compensation Plan, as amended, dated April 16, 1998(a)

10(j)	Texas Instruments Stock Option Plan for Non-Employee Directors, as amended, dated November 30, 2000.(a)

10(k)
Texas Instruments 2003 Director Compensation Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10(l)
Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).(b)

10(m)
Form of Restricted Stock Unit Agreement under the Texas Instruments 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(m) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).(b)

10(n)	Asset and Stock Purchase Agreement dated as of January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp.(a)

10(o)
Texas Instruments 2009 Long-Term Incentive Plan as amended September 17, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Designation of Exhibit in this Report	Description of Exhibit
10(p)	Texas Instruments 2009 Director Compensation Plan as amended December 2, 2010 (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated December 7, 2010).

12	Ratio of Earnings to Fixed Charges(a)

13	Portions of Registrant’s 2011 Annual Report to Stockholders incorporated by reference herein.(a)

21	List of Subsidiaries of the Registrant.(a)

23	Consent of Independent Registered Public Accounting Firm.(a)

31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.(a)

31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.(a)

32(a)	Section 1350 Certification of Chief Executive Officer.(a)

32(b)	Section 1350 Certification of Chief Financial Officer.(a)

101.ins	Instance Document

101.sch	XBRL Taxonomy Schema

101.cal	XBRL Taxonomy Calculation Linkbase

101.lab	XBRL Taxonomy Labels Linkbase

101.pre	XBRL Taxonomy Presentation Linkbase

101.Def	XBRL Taxonomy Definitions Document

(a)	Filed herewith.

(b)	Management compensation plans and arrangements.

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

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from our forecasts;

•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

•	Impairments of our non-financial assets;

•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;

•	TI’s ability to recruit and retain skilled personnel;

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services;

•	TI’s obligation to make principal and interest payments on its debt; and

•	TI’s ability to successfully integrate National Semiconductor’s operations, product lines and technologies, and to realize opportunities for growth and cost savings from the acquisition.

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
Kevin P. March
Senior Vice President,
Chief Financial Officer
and Chief Accounting Officer

Date: February 24, 2012

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2011, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2012.

Signature	Title

/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr.	Director

/s/ Daniel A. Carp
Daniel A. Carp	Director

/s/ Carrie S. Cox
Carrie S. Cox	Director

/s/ Pamela H. Patsley
Pamela H. Patsley	Director

/s/ Robert E. Sanchez
Robert E. Sanchez	Director

/s/ Wayne R. Sanders
Wayne R. Sanders	Director

/s/ Ruth J. Simmons
Ruth J. Simmons	Director

/s/ Richard K. Templeton
Richard K. Templeton	Chairman of the Board; Director; President and Chief Executive Officer

/s/ Christine Todd Whitman
Christine Todd Whitman	Director

/s/ Kevin P. March
Kevin P. March	Senior Vice President; Chief Financial Officer; Chief Accounting Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
(Item 15(a))

Page Reference to Portions of Annual Report as Set Forth in Exhibit 13

Information incorporated by reference to the Registrant’s 2011 annual report to stockholders (items below included in Exhibit 13)

Consolidated financial statements:

Income for each of the three years in the period ended December 31, 2011	1

Comprehensive income for each of the three years in the period ended December 31, 2011	2

Balance sheets at December 31, 2011 and 2010	3

Cash flows for each of the three years in the period ended December 31, 2011	4

Stockholders’ equity for each of the three years in the period ended December 31, 2011	5

Notes to financial statements	6

Report of independent registered public accounting firm	38

Report by management on internal control over financial reporting	39

Report of independent registered public accounting firm on internal control over financial reporting	40

Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.