Form 10-Q
period 2012-03-31
TEXAS INSTRUMENTS INC
filed 2012-05-04
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐  No ☒
1,144,353,291
Number of shares of Registrant’s common stock outstanding as of
March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of income
[Millions of dollars, except share and per-share amounts]

	For Three Months Ended March 31,
	2012	2011

Revenue	$3,121	$3,392
Cost of revenue (COR)	1,590	1,664
Gross profit	1,531	1,728
Research and development (R&D)	509	422
Selling, general and administrative (SG&A)	462	396
Restructuring charges	10	—
Acquisition charges	153	2
Operating profit	397	908
Other income (expense) net (OI&E)	(14)	10
Interest and debt expense	21	—
Income before income taxes	362	918
Provision for income taxes	97	252
Net income	$265	$666

Earnings per common share:
Basic	$.23	$.56
Diluted	$.22	$.55

Average shares outstanding (millions):
Basic	1,143	1,167
Diluted	1,165	1,194

Cash dividends declared per share of common stock	$.17	$.13

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of comprehensive income
[Millions of dollars]

	For Three Months Ended March 31,
	2012	2011

Net income	$265	$666
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains (losses), net of taxes	2	—
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	23	(14)
Reclassification of recognized transactions, net of taxes	11	12
Prior service cost of defined benefit plans:
Adjustment, net of taxes	(1)	1
Change in fair value of derivative instrument, net of taxes	(1)	—
Total	34	(1)
Total comprehensive income	$299	$665

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated balance sheets
[Millions of dollars, except share amounts]

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,193	$992
Short-term investments	1,572	1,943
Accounts receivable, net of allowances of ($32) and ($19)	1,478	1,545
Raw materials	114	115
Work in process	996	1,004
Finished goods	743	669
Inventories	1,853	1,788
Deferred income taxes	1,192	1,174
Prepaid expenses and other current assets	303	386
Total current assets	7,591	7,828
Property, plant and equipment at cost	6,840	7,133
Less accumulated depreciation	(2,562)	(2,705)
Property, plant and equipment, net	4,278	4,428
Long-term investments	239	265
Goodwill	4,452	4,452
Acquisition-related intangibles, net	2,815	2,900
Deferred income taxes	302	321
Capitalized software licenses, net	201	206
Overfunded retirement plans	37	40
Other assets	94	57
Total assets	$20,009	$20,497

Liabilities and stockholders’ equity
Current liabilities:
Commercial paper borrowings	$700	$999
Current portion of long-term debt	378	382
Accounts payable	589	625
Accrued compensation	382	597
Income taxes payable	106	101
Accrued expenses and other liabilities	754	795
Total current liabilities	2,909	3,499
Long-term debt	4,207	4,211
Underfunded retirement plans	684	701
Deferred income taxes	622	607
Deferred credits and other liabilities	516	527
Total liabilities	8,938	9,545

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: March 31, 2012 – 1,740,814,489; December 31, 2011 – 1,740,630,391	1,741	1,741
Paid-in capital	1,112	1,194
Retained earnings	26,345	26,278
Less treasury common stock at cost. Shares: March 31, 2012 – 596,461,198; December 31, 2011 – 601,131,631	(17,385)	(17,485)
Accumulated other comprehensive income (loss), net of taxes	(742)	(776)
Total stockholders’ equity	11,071	10,952
Total liabilities and stockholders’ equity	$20,009	$20,497

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of cash flows
[Millions of dollars]

	For Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$265	$666
Adjustments to net income:
Depreciation	243	224
Stock-based compensation	69	57
Amortization of acquisition-related intangibles	86	7
Deferred income taxes	(4)	31
Increase (decrease) from changes in:
Accounts receivable	63	(44)
Inventories	(91)	(158)
Prepaid expenses and other current assets	5	(9)
Accounts payable and accrued expenses	(37)	(83)
Accrued compensation	(211)	(281)
Income taxes payable	67	137
Other	(6)	(31)
Cash flows from operating activities	449	516

Cash flows from investing activities:
Additions to property, plant and equipment	(103)	(194)
Purchases of short-term investments	(242)	(872)
Proceeds from short-term investments	613	1,111
Purchases of long-term investments	(1)	(1)
Proceeds from long-term investments	3	19
Cash flows from investing activities	270	63

Cash flows from financing activities:
Repayment of commercial paper borrowings	(300)	—
Dividends paid	(195)	(153)
Proceeds from common stock transactions	259	350
Excess tax benefit from share-based payments	18	19
Stock repurchases	(300)	(771)
Cash flows from financing activities	(518)	(555)

Net change in cash and cash equivalents	201	24
Cash and cash equivalents, beginning of period	992	1,319
Cash and cash equivalents, end of period	$1,193	$1,343

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to financial statements

1.	Description of business and significant accounting policies and practices
At Texas Instruments (TI), we design and make semiconductors that we sell to electronics designers and manufacturers all over the world.

Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2011.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended March 31, 2012 and 2011, and the balance sheet as of March 31, 2012, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2011.  The results for the three-month period are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Acquisition
On September 23, 2011, we completed the acquisition of National Semiconductor Corporation (National). We accounted for this transaction under Accounting Standards Codification (ASC) 805 - Business Combinations, and the consolidated financial statements include the balances and results of operations of National from the date of acquisition. National’s operating results are included in the Analog segment from the acquisition date as Silicon Valley Analog (SVA). See Note 2 for further information.

Earnings per share (EPS)
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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended March 31, 2012			For Three Months Ended March 31, 2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$265			$666
Less income allocated to RSUs	(4)			(10)
Income allocated to common stock for basic EPS calculation	$261	1,143	$.23	$656	1,167	$.56

Adjustment for dilutive shares:
Stock-based compensation plans		22			27

Diluted EPS:
Net income	$265			$666
Less income allocated to RSUs	(4)			(10)
Income allocated to common stock for diluted EPS calculation	$261	1,165	$.22	$656	1,194	$.55

Potentially dilutive securities representing 23 million and 10 million shares of common stock that were outstanding during the first quarters of 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

Derivatives and hedging
We have an interest rate swap, entered into in connection with the issuance of variable-rate long-term debt in May 2011, which is designated as a hedge of the variability of cash flows related to interest payments (see Note 9). Gains and losses from changes in the fair value of the interest rate swap are credited or charged to Accumulated other comprehensive income (loss), net of taxes (AOCI).

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

Fair values of financial instruments
The fair values of our derivative financial instruments were not significant at March 31, 2012.  Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 6.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are based on level 2 inputs.

2.	National Semiconductor acquisition-related costs
For the first three months of 2012, we incurred an additional $174 million of total acquisition-related costs associated with the National acquisition in Other for segment reporting purposes as follows:

	For Three Months Ended March 31,
	2012	2011
Acquisition charges:
Amortization of intangible assets	$81	$—
Retention bonuses	41	—
Announced employment reductions	12	—
Stock-based compensation	6	—
Transaction and other costs	13	2
As recorded in Acquisition charges	153	2
Distributor contract termination recorded in COR	21	—
Total acquisition-related costs	$174	$2

The amount of recognized amortization of acquired intangible assets resulting from the National acquisition is based on estimated useful lives varying between two and ten years. See Note 7 for additional information.

Retention bonuses reflect amounts expected to be paid to former National employees who fulfill agreed-upon service period obligations and are recognized ratably over the required service period.

Announced employment reduction costs relate to former National employees who have been or will be terminated after the closing date. These costs for the first quarter of 2012 affect about 350 jobs that will be eliminated by the end of 2012 as a result of redundancies and cost efficiency measures. As of March 31, 2012, a total of $40 million in charges have been recognized, of which $18 million has been paid. The remaining $22 million will be paid later in the year. In addition, approximately $8 million of similar expense is expected to be recognized during the remainder of 2012.

Stock-based compensation is recognized over the remaining service periods as terminated employees fulfill agreed-upon service period obligations.

Transaction and other costs include expenses incurred in connection with the National acquisition, such as bridge financing costs, advisory services and other costs.

In 2011, we discontinued one of National’s distributors. We acquired the distributor’s inventory at fair value, resulting in an incremental charge of $21 million to COR upon sale of the inventory.

3.	Losses associated with the earthquake in Japan
Through March 31, 2012, we incurred cumulative gross operating losses of $101 million (including none for the first quarter of 2012 and about $30 million for the first quarter of 2011) related to the March 11, 2011, earthquake and associated events in Japan. These losses related to property damage, the underutilization expense we incurred from having our manufacturing assets only partially loaded and costs associated with recovery teams assembled from across the world.

These losses have been offset by about $23 million in cumulative insurance proceeds related to property damage claims. Almost all of these costs and proceeds are included in COR in the Consolidated statements of income and are recorded in Other.

In addition, we also recognized about $100 million in cumulative insurance proceeds through March 31, 2012 (about $65 million in the first quarter of 2012), related to business interruption claims. These proceeds were recorded as revenue in Other.

We continue discussions with our insurers and their advisors, but at this time we cannot estimate the timing and amount of future proceeds we may ultimately receive from our policies.

4.	Restructuring charges
Restructuring actions related to the acquisition of National are discussed in Note 2 and are reflected on the Acquisition charges line of our Consolidated statements of income.

2011 actions
Beginning in the fourth quarter of 2011, we recognized restructuring charges associated with the announced plans to close two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan, by mid-2013. The total charge for these closures is estimated at $215 million, of which $122 million has been recognized and reported in Other for segment reporting purposes. The Restructuring charges of $10 million recognized in the first quarter of 2012 consist of $5 million of accelerated depreciation and $5 million of other exit-related costs. Of the estimated $215 million total cost, about $135 million will be for severance and related benefits, about $30 million will be for accelerated depreciation of facility assets and about $50 million will be for other exit costs.

Previous actions
In 2008 and 2009, we announced actions that eliminated about 3,900 jobs. These actions were completed in 2009.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2011 Actions		Previous Actions
	Severance and Benefits	Other Charges	Severance and Benefits	Other Charges	Total
Remaining accrual at December 31, 2011	$96	$—	$13	$7	$116
Restructuring charges	—	10	—	—	10
Non-cash items (a)	3	(6)	—	—	(3)
Payments	(2)	(1)	(3)	—	(6)
Remaining accrual at March 31, 2012	$97	$3	$10	$7	$117
(a) Reflects charges for curtailment and special termination benefits relating to the postretirement benefit plans and accelerated depreciation.

The accrual balances above are primarily a component of Accrued expenses and other liabilities on our Consolidated balance sheets.

5.	Income taxes
Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The rate is based on current tax law and for 2012 does not assume reinstatement of the federal research tax credit, which expired at the end of 2011.  As of March 31, 2012, the estimated annual effective tax rate for 2012 is about 28 percent, which differs from the 35 percent statutory corporate tax rate due to the effects of non-U.S. effective tax rates.

6.	Valuation of debt and equity investments and certain liabilities
Debt and equity investments
We classify our investments as available for sale, trading, equity method or cost method.  Most of our investments are classified as available for sale.

Available-for-sale and trading securities are stated at fair value, which is generally based on market prices, broker quotes or, when necessary, financial models (see fair-value discussion below). Unrealized gains and losses on available-for-sale securities are recorded as an increase or decrease, net of taxes, in AOCI on our Consolidated balance sheets. We record other-than-temporary losses (impairments) on available-for-sale securities in OI&E in our Consolidated statements of income.

We classify certain mutual funds as trading securities. These mutual funds hold a variety of debt and equity investments intended to generate returns that offset changes in certain deferred compensation liabilities.  We record changes in the fair value of these mutual funds and the related deferred compensation liabilities in SG&A. Changes in the fair value of debt securities classified as trading securities are recorded in OI&E.

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

Details of our investments and related unrealized gains and losses included in AOCI are as follows:

	March 31, 2012			December 31, 2011
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Measured at fair value:
Available-for-sale securities
Money market funds	$69	$—	$—	$55	$—	$—
Corporate obligations	168	152	—	135	159	—
U.S. Government agency and Treasury securities	625	1,326	—	430	1,691	—
Auction-rate securities	—	—	24	—	—	41

Trading securities
Auction-rate securities	—	94	—	—	93	—
Mutual funds	—	—	159	—	—	169

Total	$862	$1,572	$183	$620	$1,943	$210

Other measurement basis:
Equity-method investments	$—	$—	$33	$—	$—	$32
Cost-method investments	—	—	23	—	—	23
Cash on hand	331	—	—	372	—	—
Total	$1,193	$1,572	$239	$992	$1,943	$265

Amounts included in AOCI from available-for-sale securities:
Unrealized gains (pre-tax)	$—	$1	$—	$—	$—	$—
Unrealized losses (pre-tax)	$—	$—	$2	$—	$—	$5

As of March 31, 2012, and December 31, 2011, the majority of unrealized losses included in AOCI were associated with auction-rate securities classified as securities that are available for sale.  We have determined that our available-for-sale investments with unrealized losses are not other-than-temporarily impaired as we expect to recover the entire cost basis of these securities. We do not intend to sell these investments, nor do we expect to be required to sell these investments before a recovery of the cost basis.  For the three months ended March 31, 2012 and 2011, we did not recognize in earnings any credit losses related to these investments.

For the three months ended March 31, 2012 and 2011, the Proceeds from short-term available-for-sale investments were $613 million and $1.11 billion, respectively.  Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale at March 31, 2012:

Due	Fair Value
One year or less	$1,849
One to three years	491
Greater than three years (auction-rate securities)	24

Fair-value considerations
We measure and report certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Our auction-rate securities are primarily classified as Level 3 assets.  Auction-rate securities are debt instruments with variable interest rates that historically would periodically reset through an auction process.  These auctions have not functioned since 2008. There is no active secondary market for these securities, although limited observable transactions do occasionally occur. As a result, we use a discounted cash flow model to determine the estimated fair value of these investments as of each quarter end.  The inputs used in preparing the discounted cash flow model include estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions we consider relevant factors including: the formula for each security that defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans and additional credit enhancements provided through other means; and, publicly available pricing data for student loan asset-backed securities that are not subject to auctions.  Our estimate of the rate of return required by investors to own these securities also considers the reduced liquidity for auction-rate securities. To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future.  Changes in unobservable inputs would have an impact on the value of these Level 3 assets.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012, and December 31, 2011.  These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	March 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$69	$69	$—	$—
Corporate obligations	320	—	320	—
U.S. Government agency and Treasury securities	1,951	730	1,221	—
Auction-rate securities	118	—	—	118
Mutual funds	159	159	—	—
Total assets	$2,617	$958	$1,541	$118

Liabilities:
Deferred compensation	173	173	—	—
Total liabilities	$173	$173	$—	$—

	Fair Value
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$55	$55	$—	$—
Corporate obligations	294	—	294	—
U.S. Government agency and Treasury securities	2,121	606	1,515	—
Auction-rate securities	134	—	—	134
Mutual funds	169	169	—	—
Total assets	$2,773	$830	$1,809	$134

Liabilities:
Deferred compensation	191	191	—	—
Total liabilities	$191	$191	$—	$—

The following table summarizes the changes in fair values for Level 3 assets and liabilities for the periods ended March 31, 2012 and 2011:

	Level 3
Changes in fair value during the period (pre-tax):	Auction-rate Securities	Contingent Consideration
Balance, December 31, 2010	$257	$8
Change in fair value of contingent consideration - included in operating profit	—	(8)
Change in unrealized loss - included in AOCI	1	—
Redemptions and sales	(1)	—
Balance, March 31, 2011	257	—

Change in unrealized loss - included in AOCI	(2)	—
Redemptions and sales	(121)	—
Balance, December 31, 2011	134	—

Change in unrealized loss - included in AOCI	5	—
Redemptions	(1)	—
Sales	(20)	—
Balance, March 31, 2012	$118	$—

7.	Goodwill and acquisition-related intangibles
Goodwill was $4.452 billion as of March 31, 2012, and December 31, 2011. There was no impairment of goodwill during the three months ended March 31, 2012. The following table shows the components of acquisition-related intangible assets as of March 31, 2012, and December 31, 2011:

		March 31, 2012			December 31, 2011
Acquisition-related Intangibles	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	4 - 10	$2,115	$148	$1,967	$2,089	$91	$1,998
Customer relationships	5 - 8	822	60	762	822	34	788
Other intangibles	2 - 10	50	31	19	50	29	21
In-process R&D	(a)	67	—	67	93	—	93
Total		$3,054	$239	$2,815	$3,054	$154	$2,900

(a) In-process R&D is not amortized until the associated project has been completed, at which point it becomes Developed technology. Alternatively, if the associated project is determined not to be viable, it will be expensed.

Amortization of acquisition-related intangibles was $86 million for the three months ended March 31, 2012, and included

$81 million of amortization expense related to the intangible assets acquired through the National acquisition.

8.	Postretirement benefit plans
Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended March 31,	2012	2011	2012	2011	2012	2011
Service cost	$6	$6	$1	$1	$10	$9
Interest cost	11	11	6	6	19	16
Expected return on plan assets	(12)	(11)	(5)	(5)	(20)	(19)
Amortization of prior service cost (credit)	—	—	1	1	(1)	(1)
Recognized net actuarial loss	4	6	3	3	12	9
Net periodic benefit cost	$9	$12	$6	$6	$20	$14
Curtailment charges (credits)	—	—	(1)	—	—	—
Special termination benefit charges (credits)	(2)	—	—	—	—	—
Total, including charges	$7	$12	$5	$6	$20	$14

9.	Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings and to provide additional liquidity through bank loans. On March 9, 2012, we replaced our existing lines of credit with a new five-year variable-rate revolving credit facility that allows us to borrow up to $2 billion through March 2017. This variable-rate credit facility is indexed to the London Interbank Offered Rate (LIBOR). As of March 31, 2012, we have an aggregate $700 million balance of commercial paper outstanding, which was supported by the new revolving credit facility. The weighted-average borrowing rate for the commercial paper outstanding at the end of the quarter was 0.30 percent.

Long-term debt
In May 2011, we issued fixed- and floating-rate long-term debt to help fund the National acquisition. The proceeds of the offering were $3.497 billion, net of the original issuance discount. We also incurred $12 million of issuance costs that are included in Other assets and are being amortized to Interest and debt expense over the term of the debt.

In connection with this issuance, we also entered into an interest rate swap transaction related to the $1.0 billion floating-rate debt due 2013. Under this swap agreement, we will receive variable payments based on three-month LIBOR rates and pay a fixed rate through May 15, 2013. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the three-month LIBOR-based interest payments. We have designated this interest rate swap as a cash flow hedge and record changes in its fair value in AOCI. The net effect of this swap is to convert the $1.0 billion floating-rate debt to a fixed-rate obligation bearing a rate of 0.922 percent.

At the acquisition date, we assumed $1.0 billion of outstanding National debt with a fair value of $1.105 billion. The excess of the fair value over the stated value is being amortized as a reduction of Interest and debt expense over the term of the related debt.

The following table summarizes the total long-term debt outstanding as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Notes due 2012 at 6.15% (assumed with National acquisition)	$375	$375
Floating-rate notes due 2013 (swapped to a 0.922% fixed rate)	1,000	1,000
Notes due 2013 at 0.875%	500	500
Notes due 2014 at 1.375%	1,000	1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250	250
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
	4,500	4,500
Add net unamortized premium (assumed with National acquisition)	85	93
Less current portion of long-term debt	(378)	(382)
Total long-term debt	$4,207	$4,211

For the three months ended March 31, 2012, interest incurred on debt and amortization of debt expense was $21 million. Capitalized interest was not material.

10.	Contingencies
Indemnification guarantees
We routinely sell products with an intellectual property indemnification included in the terms of sale. Historically, we have had only minimal, infrequent losses associated with these indemnities. Consequently, we cannot reasonably estimate or accrue for any future liabilities that may result.

Warranty costs/product liabilities
We accrue for known product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty or product liability. Historically, we have experienced a low rate of payments on product claims. Although we cannot predict the likelihood or amount of any future claims, we do not believe they will have a material adverse effect on our financial condition, results of operations or liquidity. Consistent with general industry practice, we enter into formal contracts with certain customers that include negotiated warranty remedies. Typically, under these agreements, our warranty for semiconductor products includes: three years coverage; an obligation to repair, replace or refund; and a maximum payment obligation tied to the price paid for our products.  In some cases, product claims may exceed the price of our products.

General
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

Discontinued operations indemnity
In connection with the 2006 sale of the former Sensors & Controls (S&C) business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. In a settlement with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our total remaining potential exposure from both of these indemnities will not exceed $200 million. As of March 31, 2012, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

11.	Segment data

	For Three Months Ended March 31,
	2012	2011
Segment Revenue
Analog	$1,686	$1,536
Embedded Processing	473	533
Wireless	373	658
Other	589	665
Total revenue	$3,121	$3,392

	For Three Months Ended March 31,
	2012	2011
Segment Operating Profit
Analog	$335	$418
Embedded Processing	36	102
Wireless	(25)	141
Other	51	247
Total operating profit	$397	$908

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
We were the world’s fourth largest semiconductor company in 2011 as measured by revenue, according to industry data from an external source. Additionally, we sell calculators and related products.
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
Product information
Semiconductors are electronic components that serve as the building blocks inside modern electronic systems and equipment. Semiconductors come in two basic forms: individual transistors and integrated circuits (generally known as “chips”) that combine multiple transistors on a single piece of material to form a complete electronic circuit. Our products, more than 80,000 in number, are integrated circuits that are used to accomplish many different things, such as converting and amplifying signals, interfacing with other devices, managing and distributing power, processing data, canceling noise and improving signal resolution. This broad portfolio includes products that are integral to almost all electronic equipment. In 2011, we sold over 20 billion units of our products.
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
Wireless
Growth in the wireless market is being driven by the demand for smartphones, tablet computers and other emerging portable devices. Many of today’s smartphones and tablets use an applications processor to run the device’s software operating system and to enable the expanding functionality that has made smartphones and tablets the fastest growing wireless market segments. Many wireless devices also use other semiconductors to enable wireless connectivity using technologies such as Bluetooth®, WiFi networks, GPS and Near Field Communications.
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
Other
Our Other segment includes revenue from our smaller semiconductor product lines and from sales of our handheld graphing and scientific calculators. It also includes royalties received for our patented technology that we license to other electronics companies and revenue from transitional supply agreements that we may enter into in connection with acquisitions and divestitures. The semiconductor products in our Other segment include DLP® products (primarily used in projectors to create high-definition images) and custom semiconductors known as application-specific integrated circuits (ASICs). This segment generated about $2.5 billion, or about 20 percent of our revenue, in 2011. We also include in our Other segment certain acquisition-related charges that are not used in evaluating results and allocating resources to our segments. These charges include certain fair-value adjustments, restructuring charges, transaction expenses, acquisition-related retention bonuses and the amortization of intangible assets. Our Other segment also includes certain corporate-level items, such as litigation and environmental costs, insurance proceeds, and assets and liabilities associated with our centralized operations, such as our worldwide manufacturing, facilities and procurement operations.
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

Product cycle
The global semiconductor market is characterized by constant, though generally incremental, advances in product designs and manufacturing processes. Semiconductor prices and manufacturing costs tend to decline over time as manufacturing processes and product life cycles mature. Typically, new chips are produced in limited quantities at first and then ramp to higher-volume production over time. Consequently, new products tend not to have a significant revenue impact for one or more quarters after their introduction. In the results discussions below, changes in our shipments are caused by changing demand for our products unless otherwise noted.
Market cycle
The “semiconductor cycle” is an important concept that refers to the ebb and flow of supply. The semiconductor market historically has been characterized by periods of tight supply caused by strengthening demand and/or insufficient manufacturing capacity, followed by periods of surplus inventory caused by weakening demand and/or excess manufacturing capacity. These are typically referred to as upturns and downturns in the semiconductor cycle. The semiconductor cycle is affected by the significant time and money required to build and maintain semiconductor manufacturing facilities.
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

First-Quarter 2012 results
Our first-quarter revenue was $3.12 billion, net income was $265 million and earnings per share (EPS) were 22 cents. EPS includes 10 cents of charges associated with the company’s acquisition of National Semiconductor and previously announced restructuring.

As we expected, the semiconductor cycle bottomed in the first quarter, and early signs of growth began to emerge. Orders were up 13 percent, and backlog is growing again. Particularly encouraging is the breadth of increased orders across geographical regions and markets, including the industrial sector.

Revenue in our Analog segment was about even with the prior quarter. We continue to make progress with Silicon Valley Analog, formerly National Semiconductor, as this product line gains traction with customers and holds a strong position in the important industrial market. Revenue in Embedded Processing was up 7 percent led by growth in the automotive and communications infrastructure markets. Revenue in our Wireless segment declined sharply as we entered the final phase of our exit from baseband products, which was less than 3 percent of total revenue in the quarter. We are expanding the reach of our applications processors and connectivity products into multiple markets beyond smartphones and tablets. Although it will take time to significantly diversify this revenue mix, we have begun to shift our investments accordingly. We are well-positioned with some key customer programs and are already experiencing strong diversity in our design-ins.

We are poised for growth and share gains as markets rebound. Our product portfolio is strong, and our design position with customers is excellent. Our inventory is well-staged, and production in our factories is ramping. We expect 2012 to be a good year for growth.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	March 31, 2012	March 31, 2011	Dec. 31, 2011
Revenue	$3,121	$3,392	$3,420
Cost of revenue (COR)	1,590	1,664	1,872
Gross profit	1,531	1,728	1,548
Research and development (R&D)	509	422	475
Selling, general and administrative (SG&A)	462	396	443
Restructuring charges	10	—	112
Acquisition charges	153	2	153
Operating profit	397	908	365
Other income (expense) net (OI&E)	(14)	10	5
Interest and debt expense	21	—	21
Income before income taxes	362	918	349
Provision for income taxes	97	252	51
Net income	$265	$666	$298

Earnings per common share:
Basic	$.23	$.56	$.26
Diluted	$.22	$.55	$.25

Average shares outstanding (millions):
Basic	1,143	1,167	1,138
Diluted	1,165	1,194	1,155

Cash dividends declared per share of common stock	$.17	$.13	$.17

Percentage of revenue:
Gross profit	49.0%	50.9%	45.3%
R&D	16.3%	12.4%	13.9%
SG&A	14.8%	11.7%	13.0%
Operating profit	12.7%	26.8%	10.7%

As required by accounting rule ASC 260, net income allocated to unvested restricted stock units (RSUs), on which we pay dividend equivalents, is excluded from the calculation of EPS.  The amount excluded is $4 million, $10 million and $5 million for the quarters ending March 31, 2012, March 31, 2011, and December 31, 2011, respectively.

Events affecting comparability

The consolidated financial statements include the results of National’s operations since the acquisition date of September 23, 2011. National’s results are reported in TI’s Analog segment under the name Silicon Valley Analog (SVA). As a direct result of the National acquisition, we incurred various incremental costs that we recorded in Other, as explained more fully below.

Results for the first quarter of 2012 also include restructuring charges associated with actions initiated in the fourth quarter of 2011 to close certain manufacturing facilities in Houston, Texas, and Hiji, Japan.

Results for all periods presented include the impact of the March 11, 2011, earthquake and associated events in Japan. Revenue in the first quarter of 2012 includes insurance proceeds of about $65 million related to interruption of business operations as a result of the earthquake. See Note 3 to the financial statements for detailed information.

Details of financial results

Revenue for the first quarter of 2012 was $3.12 billion, a decrease of $271 million, or 8 percent, from the year-ago quarter and $299 million, or 9 percent, from the prior quarter, primarily due to lower revenue from our Wireless baseband products. Revenue from our core businesses of Analog, Embedded Processing and the remainder of our Wireless segment, was about 2 percent higher than the year-ago quarter and 5 percent lower than the prior quarter.

Gross profit for the first quarter of 2012 was $1.53 billion, or 49.0 percent of revenue, a decrease of $197 million, or 11 percent, from the year-ago quarter primarily due to lower revenue. Compared with the prior quarter, lower gross profit reflected lower revenue that was partially offset by lower acquisition-related charges of $82 million (included in COR) and the benefit from $65 million of insurance proceeds, almost all of which benefitted gross profit. The underutilization expense in the first quarter of 2012 was essentially unchanged from about $110 million in the prior quarter. The underutilization expense should start to decline in the second quarter of 2012 as the effect of our higher production starts in the first quarter works its way through our manufacturing operations.

Operating expenses for the first quarter of 2012 were $509 million for R&D and $462 million for SG&A.  R&D expense increased $87 million, or 21 percent, from the year-ago quarter primarily due to the inclusion of SVA.  R&D expense increased $34 million, or 7 percent, from the prior quarter due about equally to higher compensation-related costs and higher product development costs.  SG&A expense increased $66 million, or 17 percent, from the year-ago quarter primarily due to the inclusion of SVA.  Compared with the prior quarter, SG&A expense increased $19 million, or 4 percent, due to higher compensation-related costs and, to a lesser extent, increased investments in sales and marketing activities.

Restructuring charges for the first quarter of 2012 were $10 million and were associated with actions initiated in the fourth quarter of 2011 to close certain manufacturing facilities in Houston, Texas, and Hiji, Japan. The restructuring charges are included in Other and for the first quarter of 2012 consist of accelerated depreciation of the facilities’ assets and other exit costs. The total charge for these closures is estimated to be about $215 million, of which a cumulative $122 million has been recognized to date and the remainder will be incurred over the next six quarters. See Note 4 to the financial statements for more detailed information.

In the first quarter of 2012, we incurred $174 million of total acquisition-related charges associated with the National acquisition, compared with $256 million recognized in the fourth quarter of 2011. These incremental costs are separately identifiable from the ongoing operating results of SVA that are included in the Analog segment, so we have classified them as a part of Other. This presentation is consistent with how management measures the performance of those segments. For the first quarter of 2012, $21 million of these charges are included in COR and are associated with the contract termination of a distributor. This compares with $103 million of charges in COR in the prior quarter that are associated with the fair value write-up of acquired inventory and property, plant and equipment. The remainder of the acquisition-related charges, about $153 million for each period, are included in the acquisition charges line on the face of the income statement. About $81 million of these costs in each period are from the ongoing amortization of intangible assets, with the remainder primarily due to severance and other benefits, retention bonuses and other costs. Total acquisition-related charges are expected to be about $100 million in the second quarter of 2012, and then continue to decline by about $5-10 million per quarter until they reach about $80 million, which is the ongoing amortization of intangibles amount that will continue for 8 to 10 years.

For the first quarter of 2012, our operating profit was $397 million, or 12.7 percent of revenue, compared with $908 million, or 26.8 percent of revenue, for the year-ago quarter.  The decrease in operating profit from the year-ago quarter was due about equally to lower gross profit, higher total acquisition-related charges, and higher operating expenses resulting from the inclusion of SVA.  Compared with the prior quarter, operating profit increased $32 million, or 9 percent, primarily due to lower restructuring charges and lower total acquisition-related charges.

OI&E for the first quarter of 2012 was an expense of $14 million compared with income in both the year-ago and prior periods. The decrease in both comparisons was primarily due to an expense associated with a divested business.

Interest and debt expense was $21 million, unchanged from the prior quarter. This includes interest and amortization of debt expense associated with our issuance of new debt in May 2011 and the assumption of debt as a result of our acquisition of National in September 2011. See Note 9 to the financial statements for details regarding debt outstanding.

As of March 31, 2012, our estimated annual effective tax rate for 2012 is about 28 percent. Quarterly income taxes are calculated using the estimated annual effective tax rate. See Note 5 to the financial statements for additional information. The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2011.

For the first quarter of 2012, our tax provision was $97 million compared with $252 million in the year-ago quarter. The decrease in the tax provision from the year-ago quarter was due to lower income before income taxes. The tax provision in the prior quarter was $51 million, which included a cumulative adjustment for a decrease in the annual effective tax rate. The increase in the tax provision from the prior quarter was primarily due to this cumulative adjustment.

In the first quarter of 2012, our net income was $265 million compared with net income of $666 million for the year-ago quarter and $298 million for the prior quarter.  EPS was $0.22 compared with $0.55 for the year-ago quarter and $0.25 for the prior quarter.

Orders in the first quarter of 2012 were $3.24 billion, a decrease of 9 percent from the year-ago quarter and an increase of 13 percent from the prior quarter.

Segment results

Analog

	1Q12	1Q11	1Q12 vs. 1Q11	4Q11	1Q12 vs. 4Q11
Revenue	$1,686	$1,536	10%	$1,695	-1%
Operating profit	335	418	-20%	414	-19%
Operating profit % of revenue	19.8%	27.2%		24.5%

Analog revenue increased 10 percent from the year-ago quarter due to the inclusion of SVA. Partially offsetting this increase was lower revenue from High-Performance Analog and High-Volume Analog & Logic products due to decreased shipments. Power Management revenue was lower due to a lower proportion of shipments of higher-priced products. Compared with the prior quarter, revenue was about even as an increase in SVA revenue from increased shipments was offset by lower revenue from High-Volume Analog & Logic products due to a lower proportion of shipments of higher-priced products. Revenue from Power Management and revenue from High-Performance Analog products were about even. Compared with the year-ago quarter, operating profit decreased due to higher operating expenses as a result of the inclusion of SVA. Operating profit decreased from the prior quarter due to lower gross profit resulting from higher manufacturing costs, as capacity at our recently purchased factory in Japan became available for analog production following expiration of a transitional supply agreement. Also contributing to the operating profit decline, but to a lesser extent, were higher operating expenses.

Embedded Processing

	1Q12	1Q11	1Q12 vs. 1Q11	4Q11	1Q12 vs. 4Q11
Revenue	$473	$533	-11%	$442	7%
Operating profit	36	102	-65%	12	200%
Operating profit % of revenue	7.7%	19.0%		2.7%

Embedded Processing revenue decreased 11 percent from the year-ago quarter due to decreased shipments of products sold into communications infrastructure applications and, to a lesser extent, a lower proportion of shipments of higher-priced catalog products. Partially offsetting these decreases were increased shipments of products sold into automotive applications. Compared with the prior quarter, revenue increased 7 percent due to increased shipments of products sold into automotive applications and, to a lesser extent, communications infrastructure applications. Revenue from catalog products was about even. Compared with the year-ago quarter, operating profit decreased primarily due to lower revenue and associated gross profit. Operating profit increased from the prior quarter due to higher revenue and associated gross profit.

Wireless

	1Q12	1Q11	1Q12 vs. 1Q11	4Q11	1Q12 vs. 4Q11
Revenue	$373	$658	-43%	$722	-48%
Operating profit (loss)	(25)	141	n/a	112	n/a
Operating profit (loss) % of revenue	(6.6)%	21.5%		15.5%

Wireless revenue decreased 43 percent from the year-ago quarter primarily due to decreased shipments of baseband products. Revenue from connectivity products also declined due to decreased shipments. Partially offsetting these decreases was an increased proportion of shipments of higher-priced OMAP applications processors. Baseband revenue for the first quarter of 2012 was $87 million, a decrease of $247 million, or 74 percent, from the year-ago quarter. The decrease in Wireless operating profit compared with the year-ago quarter was due to lower revenue and associated gross profit. Compared with the prior quarter, Wireless revenue declined 48 percent primarily due to decreased shipments of baseband products. Revenue from OMAP applications processors and connectivity products also declined due to decreased shipments. Baseband revenue declined $192 million, or 69 percent, from the prior quarter. Operating profit declined from the prior quarter due to lower revenue and associated gross profit.

Other

	1Q12	1Q11	1Q12 vs. 1Q11	4Q11	1Q12 vs. 4Q11
Revenue	$589	$665	-11%	$561	5%
Operating profit (loss)	51	247	-79%	(173)	n/a
Operating profit (loss) % of revenue	8.6%	37.2%		(30.8)%
Restructuring charges*	10	—		112
Acquisition charges*	153	2		153
Other acquisition-related charges - in COR*	21	—		103

*Included in operating profit

Other revenue decreased 11 percent from the year-ago quarter, primarily due to lower shipments of DLP products, and to a lesser extent, lower revenue from transitional supply agreements and lower royalties. Partially offsetting these decreases was about $65 million of business interruption insurance proceeds related to the 2011 Japan earthquake and increased shipments of custom ASIC products. Revenue from calculators was about even. Compared with the prior quarter, revenue increased 5 percent due to the insurance proceeds and increased shipments of custom ASIC products and calculators. Partially offsetting these increases were lower revenue from a transitional supply agreement that ended in the fourth quarter, lower revenue due to lower shipments of DLP products and lower royalties. Operating profit for the first quarter of 2012 decreased from the year-ago quarter due to higher total acquisition-related charges. Compared with the prior quarter, operating profit increased primarily due to lower restructuring charges and lower total acquisition-related charges. Operating profit in both comparisons was also favorably affected as a result of the insurance proceeds. See Note 3 to financial statements for more details.

Financial Condition

At the end of the first quarter of 2012, total cash (cash and cash equivalents plus short-term investments) was $2.76 billion. This was $170 million lower than at the end of 2011.

Accounts receivable were $1.48 billion at the end of the first quarter. This was a decrease of $67 million from the end of 2011 as a result of lower revenue.

Inventory was $1.85 billion at the end of the first quarter. This was an increase of $65 million from the end of 2011. Days of inventory at the end of the first quarter were 105 compared with 86 at the end of 2011. The inventory increase was due to building inventory to support higher anticipated demand.

Liquidity and Capital Resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are our cash and cash equivalents, short-term investments and revolving credit facilities. Cash flow from operations for the first quarter of 2012 was $449 million, a decrease of $67 million from the year-ago period, due to lower net income.

We had $1.19 billion of cash and cash equivalents and $1.57 billion of short-term investments as of March 31, 2012. During the quarter, we entered into a variable-rate revolving credit facility that allows us to borrow up to $2 billion until March 2017. In addition, this credit facility, which replaced our prior credit facilities, serves as support for the issuance of our commercial paper. As of March 31, 2012, we had $700 million of commercial paper outstanding.

For the first three months of 2012, investing activities provided cash of $270 million compared with $63 million in the year-ago period. Proceeds from short-term investments, net of purchases, provided cash of $371 million compared with $239 million in the year-ago quarter. Capital expenditures in the first quarter of 2012 totaled $103 million compared with $194 million in the year-ago quarter. These expenditures were primarily for assembly/test equipment, and, to a lesser extent, analog wafer manufacturing equipment.

Net cash used in financing activities was $518 million for the first three months of 2012 compared with $555 million in the year-ago period. We used $300 million of cash in the first quarter of 2012 to repay commercial paper borrowings. We also used $300 million of cash in 2012 to repurchase 9.1 million shares of our common stock and paid dividends of $195 million. In the same period last year we used $771 million of cash to repurchase 21.9 million shares of common stock and paid $153 million in dividends. Employee exercises of TI stock options provided cash proceeds of $259 million compared with $350 million for the year-ago quarter.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, dividend payments and other business requirements for at least the next 12 months.

In 2012, we expect approximately: an annual effective tax rate of 28 percent; R&D expense of $2.0 billion; capital expenditures of $0.7 billion; and depreciation of $1.0 billion. The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2011.

Long-term contractual obligations

Information concerning our long-term contractual obligations is contained on page 49 of Exhibit 13 to our Form 10-K for the year ended December 31, 2011, and is incorporated by reference to such exhibit. See Note 9 to the financial statements for detailed information our long-term debt.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is contained on pages 51-52 of Exhibit 13 to our Form 10-K for the year ended December 31, 2011, and is incorporated by reference to such exhibit.

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
Our Global Operations Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.
We have facilities in more than 35 countries worldwide, and about 90 percent of our revenue comes from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as political and economic conditions, security risks, health conditions and possible disruptions in transportation, communications and information technology networks of the various countries in which we operate. Any of these could result in an adverse effect on our business operations and our financial results. Additionally, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.
Our Results of Operations Could be Affected by Natural Events in the Locations in Which We or Our Customers or Suppliers Operate.
We have manufacturing, data and design facilities and other operations in locations subject to natural occurrences such as severe weather and geological events that could disrupt operations. In addition, our suppliers and customers have similar facilities and operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may adversely affect our results and financial condition.
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
Incorrect Forecasts of Customer Demand Could Adversely Affect Our Results of Operations.
Our ability to match inventory and production with the product mix needed to fill orders may affect our ability to meet a quarter's revenue forecast. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture products based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

Our Performance Depends on the Availability and Cost of Raw Materials, Utilities, Critical Manufacturing Equipment, Manufacturing Processes and Third-Party Manufacturing Services.
Our manufacturing processes and critical manufacturing equipment, and those of some of our customers and suppliers, require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items could adversely affect our results of operations. Additionally, the inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We also depend on third parties to provide advanced logic manufacturing process technology development. A limited number of third parties perform these functions, and we do not have long-term contracts with all of them. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand, the third parties’ inability to develop and deliver advanced logic manufacturing process technology in a timely, cost effective and appropriate manner and the possibility of third parties imposing increased costs on us.
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

Our Operating Results and Our Reputation Could be Adversely Affected by Breaches of Our Information Technology Systems.

We may be subject to breaches of our information technology systems caused by computer viruses, unauthorized access, sabotage, vandalism or terrorism. Compromise of our information technology networks could result in unauthorized release of our, our customers’ or our suppliers’ confidential or proprietary information, cause a disruption to our manufacturing and other operations, or result in release of employee personal data, any of which could adversely affect our operating results and our reputation.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2012	3,691,437	$32.43	3,691,437		$ 5.55 billion
February 1 through February 29, 2012	5,385,512	$33.47	5,385,512		$ 5.37 billion
March 1 through March 31, 2012	—	$—	—		$ 5.37 billion
Total	9,076,949	$33.05	9,076,949	(2)	$ 5.37 billion	(3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of March 31, 2012, this amount consisted of the remaining portion of the $7.5 billion authorization. No expiration date was specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.ins	XBRL Instance Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

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

•
Economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, health conditions, possible disruptions in transportation, communications and information technology networks and fluctuations in foreign currency exchange rates;

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

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from our forecasts;

•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

•	Impairments of our non-financial assets;

•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;

•	TI’s ability to recruit and retain skilled personnel;

•	Timely implementation of new manufacturing technologies, installation of manufacturing equipment and the ability to obtain needed third-party foundry and assembly/test subcontract services;

•	TI’s obligation to make principal and interest payments on its debt;

•	TI’s ability to successfully integrate National Semiconductor’s operations, product lines and technologies, and to realize opportunities for growth and cost savings from the acquisition; and

•	Breaches of our information technology systems.

For a more detailed discussion of these factors, see the Risk Factors discussion in Item 1A of this Form 10-Q. The forward-looking statements included in this report on Form 10-Q are made only as of the date of this report and TI undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	May 4, 2012