Form 10-Q
period 2012-06-30
TEXAS INSTRUMENTS INC
filed 2012-08-03
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐  No ☒
1,137,757,862
Number of shares of Registrant’s common stock outstanding as of
June 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of income
[Millions of dollars, except share and per-share amounts]

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$3,335	$3,458	$6,456	$6,849
Cost of revenue (COR)	1,684	1,705	3,274	3,369
Gross profit	1,651	1,753	3,182	3,480
Research and development (R&D)	480	424	989	846
Selling, general and administrative (SG&A)	456	411	918	806
Restructuring charges	13	—	23	—
Acquisition charges	104	13	257	15
Operating profit	598	905	995	1,813
Other income (expense) net (OI&E)	(2)	10	(17)	19
Interest and debt expense	20	6	41	6
Income before income taxes	576	909	937	1,826
Provision for income taxes	130	237	226	488
Net income	$446	$672	$711	$1,338

Earnings per common share:
Basic	$.38	$.57	$.61	$1.13
Diluted	$.38	$.56	$.60	$1.11

Average shares outstanding (millions):
Basic	1,140	1,156	1,142	1,161
Diluted	1,154	1,180	1,159	1,187

Cash dividends declared per share of common stock	$.17	$.13	$.34	$.26

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of comprehensive income
[Millions of dollars]

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$446	$672	$711	$1,338
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains (losses), net of taxes	—	—	2	1
Reclassification of recognized transactions, net of taxes	—	12	—	12
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	(12)	(5)	11	(19)
Reclassification of recognized transactions, net of taxes	12	12	23	23
Prior service cost of defined benefit plans:
Adjustment, net of taxes	1	—	—	1
Change in fair value of derivative instrument, net of taxes	—	(3)	(1)	(3)
Total	1	16	35	15
Total comprehensive income	$447	$688	$746	$1,353

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated balance sheets
[Millions of dollars, except share amounts]

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,192	$992
Short-term investments	1,141	1,943
Accounts receivable, net of allowances of ($22) and ($19)	1,629	1,545
Raw materials	123	115
Work in process	1,040	1,004
Finished goods	722	669
Inventories	1,885	1,788
Deferred income taxes	1,155	1,174
Prepaid expenses and other current assets	351	386
Total current assets	7,353	7,828
Property, plant and equipment at cost	6,840	7,133
Less accumulated depreciation	(2,666)	(2,705)
Property, plant and equipment, net	4,174	4,428
Long-term investments	218	265
Goodwill	4,452	4,452
Acquisition-related intangibles, net	2,729	2,900
Deferred income taxes	288	321
Capitalized software licenses, net	182	206
Overfunded retirement plans	32	40
Other assets	93	57
Total assets	$19,521	$20,497

Liabilities and stockholders’ equity
Current liabilities:
Commercial paper borrowings	$500	$999
Current portion of long-term debt	1,500	382
Accounts payable	555	625
Accrued compensation	454	597
Income taxes payable	101	101
Accrued expenses and other liabilities	711	795
Total current liabilities	3,821	3,499
Long-term debt	2,703	4,211
Underfunded retirement plans	700	701
Deferred income taxes	596	607
Deferred credits and other liabilities	543	527
Total liabilities	8,363	9,545

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: June 30, 2012 – 1,740,815,939; December 31, 2011 – 1,740,630,391	1,741	1,741
Paid-in capital	1,164	1,194
Retained earnings	26,592	26,278
Less treasury common stock at cost. Shares: June 30, 2012 – 603,058,077; December 31, 2011 – 601,131,631	(17,598)	(17,485)
Accumulated other comprehensive income (loss), net of taxes	(741)	(776)
Total stockholders’ equity	11,158	10,952
Total liabilities and stockholders’ equity	$19,521	$20,497

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of cash flows
[Millions of dollars]

	For Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$711	$1,338
Adjustments to net income:
Depreciation	484	444
Stock-based compensation	133	110
Amortization of acquisition-related intangibles	171	13
Deferred income taxes	17	(15)
Increase (decrease) from changes in:
Accounts receivable	(88)	(146)
Inventories	(123)	(242)
Prepaid expenses and other current assets	55	(12)
Accounts payable and accrued expenses	(114)	(25)
Accrued compensation	(136)	(201)
Income taxes payable	(36)	(103)
Other	50	(16)
Cash flows from operating activities	1,124	1,145

Cash flows from investing activities:
Additions to property, plant and equipment	(249)	(470)
Proceeds from insurance recovery	—	2
Purchases of short-term investments	(657)	(1,688)
Proceeds from short-term investments	1,466	1,616
Purchases of long-term investments	(1)	(3)
Proceeds from long-term investments	32	64
Cash flows from investing activities	591	(479)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,497
Issuance costs for long-term debt	—	(12)
Repayment of debt and commercial paper borrowings	(875)	—
Dividends paid	(390)	(303)
Proceeds from common stock transactions	327	530
Excess tax benefit from share-based payments	23	27
Stock repurchases	(600)	(1,223)
Cash flows from financing activities	(1,515)	2,516

Net change in cash and cash equivalents	200	3,182
Cash and cash equivalents, beginning of period	992	1,319
Cash and cash equivalents, end of period	$1,192	$4,501

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to financial statements

1.	Description of business and significant accounting policies and practices
At Texas Instruments (TI), we design and make semiconductors that we sell to electronics designers and manufacturers all over the world.

Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2011.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended June 30, 2012 and 2011, and the balance sheet as of June 30, 2012, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2011.  The results for the three- and six-month periods are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Acquisition
On September 23, 2011, we completed the acquisition of National Semiconductor Corporation (National). We accounted for this transaction under Accounting Standards Codification (ASC) 805 - Business Combinations, and the consolidated financial statements include the balances and results of operations of National from the date of acquisition. National’s operating results are included in the Analog segment from the acquisition date. See Note 2 for further information.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended June 30, 2012			For Three Months Ended June 30, 2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$446			$672
Less income allocated to RSUs	(8)			(11)
Income allocated to common stock for basic EPS calculation	$438	1,140	$.38	$661	1,156	$.57

Adjustment for dilutive shares:
Stock-based compensation plans		14			24

Diluted EPS:
Net income	$446			$672
Less income allocated to RSUs	(8)			(10)
Income allocated to common stock for diluted EPS calculation	$438	1,154	$.38	$662	1,180	$.56

	For Six Months Ended June 30, 2012			For Six Months Ended June 30, 2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$711			$1,338
Less income allocated to RSUs	(12)			(21)
Income allocated to common stock for basic EPS calculation	$699	1,142	$.61	$1,317	1,161	$1.13

Adjustment for dilutive shares:
Stock-based compensation plans		17			26

Diluted EPS:
Net income	$711			$1,338
Less income allocated to RSUs	(12)			(21)
Income allocated to common stock for diluted EPS calculation	$699	1,159	$.60	$1,317	1,187	$1.11

Potentially dilutive securities representing 53 million and 10 million shares of common stock that were outstanding during the second quarters of 2012 and 2011, respectively, and 51 million and 8 million shares outstanding during the first six months of 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

Derivatives and hedging
We have an interest rate swap, entered into in connection with the issuance of variable-rate long-term debt in May 2011, which is designated as a hedge of the variability of cash flows related to interest payments. See Note 9 for additional information. Gains and losses from changes in the fair value of the interest rate swap are credited or charged to Accumulated other comprehensive income (loss), net of taxes (AOCI).

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

Fair values of financial instruments
The fair values of our derivative financial instruments were not significant at June 30, 2012.  Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 6.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are based on level 2 inputs.

2.	National Semiconductor acquisition-related costs
For the periods presented, we incurred total acquisition-related costs associated with the National acquisition, which are included in Other for segment reporting purposes, as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2012	2011	2012	2011
Acquisition charges:
Amortization of intangible assets	$81	$—	$162	$—
Retention bonuses	7	—	48	—
Announced employment reductions	3	—	15	—
Stock-based compensation	4	—	10	—
Transaction and other costs	9	13	22	15
As recorded in Acquisition charges	104	13	257	15
Distributor contract termination recorded in COR	—	—	21	—
Total acquisition-related costs	$104	$13	$278	$15

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

Announced employment reduction costs relate to former National employees who have been or will be terminated after the closing date. About 350 jobs will be eliminated by the end of 2012 as a result of redundancies and cost efficiency measures. As of June 30, 2012, a total of $44 million in charges has been recognized, of which $29 million has been paid. The remaining $15 million will be paid later in the year. In addition, approximately $3 million of similar expense is expected to be recognized during the remainder of 2012.

Stock-based compensation is recognized over the remaining service periods as terminated employees fulfill agreed-upon service period obligations.

Transaction and other costs include various expenses incurred in connection with the National acquisition. In 2011, we also incurred bridge financing costs.

In 2011, we discontinued using one of National’s distributors. We acquired the distributor’s inventory at fair value, resulting in an incremental charge of $21 million to COR upon sale of the inventory in 2012.

3.	Losses associated with the earthquake in Japan
Through June 30, 2012, we incurred cumulative gross operating losses of $101 million (including none for the first six months of 2012 and about $80 million for the first six months of 2011) related to the March 11, 2011, earthquake and associated events in Japan. These losses related to property damage, the underutilization expense we incurred from having our manufacturing assets only partially loaded and costs associated with recovery teams assembled from across the world.

These losses have been offset by about $25 million in cumulative insurance proceeds related to property damage claims. Almost all of these costs and proceeds are included in COR in the Consolidated statements of income and are recorded in Other.

In addition, we recognized about $110 million in cumulative insurance proceeds through June 30, 2012 (about $75 million for the first six months of 2012), related to business interruption claims. These proceeds were recorded as revenue in Other.

We continue discussions with our insurers and their advisors, but at this time we cannot estimate the timing and amount of future proceeds we may ultimately receive from our policies.

4.	Restructuring charges
Restructuring actions related to the acquisition of National are discussed in Note 2 and are reflected on the Acquisition charges line of our Consolidated statements of income.

2011 actions

Beginning in the fourth quarter of 2011, we recognized restructuring charges associated with the announced plans to close two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan, by mid-2013. The total charge for these closures is estimated at $215 million, of which $135 million has been recognized and reported in Other for segment reporting purposes through June 30, 2012. The Restructuring charges of $23 million recognized in the first half of 2012 consist of $9 million of accelerated depreciation and $14 million of other exit-related costs; $13 million of restructuring charges was recognized in the second quarter of 2012 consisting of $4 million of accelerated depreciation and $9 million of other exit-related costs. Of the estimated $215 million total cost, about $135 million will be for severance and related benefits, about $30 million will be for accelerated depreciation of facility assets and about $50 million will be for other exit-related costs.

Previous actions
In 2008 and 2009, we announced actions that eliminated about 3,900 jobs. These actions were completed in 2009.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2011 Actions		Previous Actions
	Severance and Benefits	Other Charges	Severance and Benefits	Other Charges	Total
Remaining accrual at December 31, 2011	$96	$—	$13	$7	$116
Restructuring charges	2	21	—	—	23
Non-cash items (a)	3	(10)	—	—	(7)
Payments	(4)	(8)	(5)	(1)	(18)
Remaining accrual at June 30, 2012	$97	$3	$8	$6	$114
(a) Reflects charges for curtailment and special termination benefits relating to the postretirement benefit plans and accelerated depreciation.

The accrual balances above are primarily a component of Accrued expenses and other liabilities on our Consolidated balance sheets.

5.	Income taxes
Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The rate is based on current tax law and for 2012 does not assume reinstatement of the federal research tax credit, which expired at the end of 2011.  As of June 30, 2012, the estimated annual effective tax rate for 2012 is about 26 percent, which differs from the 35 percent statutory corporate tax rate due to the effects of non-U.S. effective tax rates.

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

Our other investments are not measured at fair value but are accounted for using either the equity method or cost method.  These investments consist of interests in venture capital funds and other non-marketable equity securities. Gains and losses from equity-method investments are reflected in OI&E based on our ownership share of the investee’s financial results.  Gains and losses on cost-method investments are recorded in OI&E when realized or when an impairment of the investment’s value is warranted based on our assessment of the recoverability of each investment.

Details of our investments and related unrealized gains and losses included in AOCI are as follows:

	June 30, 2012			December 31, 2011
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Measured at fair value:
Available-for-sale securities
Money market funds	$98	$—	$—	$55	$—	$—
Corporate obligations	49	137	—	135	159	—
U.S. Government agency and Treasury securities	785	978	—	430	1,691	—
Auction-rate securities	—	—	14	—	—	41

Trading securities
Auction-rate securities	—	26	—	—	93	—
Mutual funds	—	—	151	—	—	169
Total	$932	$1,141	$165	$620	$1,943	$210

Other measurement basis:
Equity-method investments	$—	$—	$30	$—	$—	$32
Cost-method investments	—	—	23	—	—	23
Cash on hand	260	—	—	372	—	—
Total	$1,192	$1,141	$218	$992	$1,943	$265

Amounts included in AOCI from available-for-sale securities:
Unrealized gains (pre-tax)	$—	$1	$—	$—	$—	$—
Unrealized losses (pre-tax)	$—	$1	$1	$—	$—	$5

As of June 30, 2012, and December 31, 2011, the majority of unrealized losses included in AOCI were associated with auction-rate securities classified as securities that are available for sale.  We have determined that our available-for-sale investments with unrealized losses are not other-than-temporarily impaired as we expect to recover the entire cost basis of these securities. We do not intend to sell these investments, nor do we expect to be required to sell these investments before a recovery of the cost basis.  For the three months and six months ended June 30, 2012 and 2011, we did not recognize in earnings any credit losses related to these investments.

For the six months ended June 30, 2012 and 2011, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.47 billion and $1.62 billion, respectively.  Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in money market funds and debt securities classified as available for sale at June 30, 2012:

Due	Fair Value
One year or less	$1,739
One to three years	308
Greater than three years (auction-rate securities)	14

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

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012, and December 31, 2011.  These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	June 30, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$98	$98	$—	$—
Corporate obligations	186	—	186	—
U.S. Government agency and Treasury securities	1,763	785	978	—
Auction-rate securities	40	—	—	40
Mutual funds	151	151	—	—
Total assets	$2,238	$1,034	$1,164	$40

Liabilities:
Deferred compensation	166	166	—	—
Total liabilities	$166	$166	$—	$—

	Fair Value
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$55	$55	$—	$—
Corporate obligations	294	—	294	—
U.S. Government agency and Treasury securities	2,121	606	1,515	—
Auction-rate securities	134	—	—	134
Mutual funds	169	169	—	—
Total assets	$2,773	$830	$1,809	$134

Liabilities:
Deferred compensation	191	191	—	—
Total liabilities	$191	$191	$—	$—

The following table summarizes the changes in fair values for Level 3 assets and liabilities for the periods ended June 30, 2012 and 2011:

	Level 3
Changes in fair value during the period (pre-tax):	Auction-rate Securities	Contingent Consideration
Balance, December 31, 2010	$257	$8
Change in fair value of contingent consideration – included in operating profit	—	(8)
Change in unrealized loss – included in AOCI	1	—
Redemptions and sales	(47)	—
Balance, June 30, 2011	211	—

Change in unrealized loss – included in AOCI	(2)	—
Redemptions and sales	(75)	—
Balance, December 31, 2011	134	—

Change in unrealized loss – included in AOCI	10	—
Redemptions	(84)	—
Sales	(20)	—
Balance, June 30, 2012	$40	$—

7.	Goodwill and acquisition-related intangibles
Goodwill was $4.452 billion as of June 30, 2012, and December 31, 2011. There was no impairment of goodwill during the three months or six months ended June 30, 2012. The following table shows the components of acquisition-related intangible assets as of June 30, 2012, and December 31, 2011:

		June 30, 2012			December 31, 2011
Acquisition-related Intangibles	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	4 - 10	$2,140	$205	$1,935	$2,089	$91	$1,998
Customer relationships	5 - 8	822	86	736	822	34	788
Other intangibles	2 - 7	50	34	16	50	29	21
In-process R&D	(a)	42	—	42	93	—	93
Total		$3,054	$325	$2,729	$3,054	$154	$2,900

(a) In-process R&D is not amortized until the associated project has been completed, at which point it becomes Developed technology. Alternatively, if the associated project is determined not to be viable, it will be expensed.

Amortization of acquisition-related intangibles was $86 million for the three months ($171 million for the six months)

ended June 30, 2012, and included $81 million ($162 million for the six months) of amortization expense related to the intangible assets acquired through the National acquisition.

8.	Postretirement benefit plans
Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30,	2012	2011	2012	2011	2012	2011
Service cost	$6	$5	$1	$1	$10	$9
Interest cost	11	12	6	7	20	16
Expected return on plan assets	(12)	(11)	(6)	(5)	(20)	(20)
Amortization of prior service cost (credit)	—	—	1	—	(1)	(1)
Recognized net actuarial loss	4	6	3	3	11	10
Net periodic benefit cost	$9	$12	$5	$6	$20	$14

Curtailment charges (credits)	—	—	—	—	—	—
Special termination benefit charges (credits)	—	—	—	—	—	—
Total, including charges	$9	$12	$5	$6	$20	$14

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30,	2012	2011	2012	2011	2012	2011
Service cost	$12	$11	$2	$2	$20	$18
Interest cost	23	23	12	12	39	32
Expected return on plan assets	(25)	(22)	(11)	(10)	(40)	(39)
Amortization of prior service cost (credit)	—	—	2	1	(2)	(2)
Recognized net actuarial loss	8	12	6	6	23	19
Net periodic benefit cost	$18	$24	$11	$11	$40	$28

Curtailment charges (credits)	—	—	(1)	—	—	—
Special termination benefit charges (credits)	(2)	—	—	—	—	—
Total, including charges	$16	$24	$10	$11	$40	$28

9.	Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings and to provide additional liquidity through bank loans. On March 9, 2012, we replaced our existing lines of credit with a new five-year variable-rate revolving credit facility that allows us to borrow up to $2 billion through March 2017. This variable-rate credit facility is indexed to the London Interbank Offered Rate (LIBOR). As of June 30, 2012, we have an aggregate $500 million balance of commercial paper outstanding, which was supported by the new revolving credit facility. In the second quarter of 2012, we repaid $200 million of commercial paper borrowings. The weighted-average borrowing rate for the commercial paper outstanding at the end of the quarter was 0.28 percent.

Long-term debt
In May 2011, we issued fixed- and floating-rate long-term debt to help fund the National acquisition. The proceeds of the offering were $3.497 billion, net of the original issuance discount. We also incurred $12 million of issuance costs that are included in Other assets and are being amortized to Interest and debt expense over the term of the debt.

In connection with this issuance, we also entered into an interest rate swap transaction related to the $1.0 billion floating-rate debt due 2013. Under this swap agreement, we will receive variable payments based on three-month LIBOR rates and pay a fixed rate through May 15, 2013. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the three-month LIBOR-based interest payments. We have designated this interest rate swap as a cash flow hedge and record changes in its fair value in AOCI. As of June 30, 2012, the fair value of the swap agreement is a $2 million liability. The net effect of this swap is to convert the $1.0 billion floating-rate debt to a fixed-rate obligation bearing a rate of 0.922 percent.

At the acquisition date, we assumed $1.0 billion of outstanding National debt with a fair value of $1.105 billion. The excess of the fair value over the stated value is being amortized as a reduction of Interest and debt expense over the term of the related debt. In the second quarter of 2012, we repaid $375 million of this debt.

The following table summarizes the total long-term debt outstanding as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Notes due 2012 at 6.15% (assumed with National acquisition)	$—	$375
Floating-rate notes due 2013 (swapped to a 0.922% fixed rate)	1,000	1,000
Notes due 2013 at 0.875%	500	500
Notes due 2014 at 1.375%	1,000	1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250	250
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
	4,125	4,500
Add net unamortized premium (assumed with National acquisition)	78	93
Less current portion of long-term debt	(1,500)	(382)
Total long-term debt	$2,703	$4,211

For the three months and six months ended June 30, 2012, interest incurred on debt and amortization of debt expense was $20 million and $41 million, respectively. Capitalized interest was not material.

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

Discontinued operations indemnity
In connection with the 2006 sale of the former Sensors & Controls (S&C) business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. In a settlement with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our total remaining potential exposure from both of these indemnities will not exceed $200 million. As of June 30, 2012, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

11.	Segment data

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2012	2011	2012	2011
Segment Revenue
Analog	$1,800	$1,588	$3,486	$3,123
Embedded Processing	509	596	982	1,129
Wireless	342	558	715	1,216
Other	684	716	1,273	1,381
Total Revenue	$3,335	$3,458	$6,456	$6,849

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2012	2011	2012	2011
Segment Operating Profit (Loss)
Analog	$437	$446	$771	$864
Embedded Processing	51	141	87	243
Wireless	(51)	82	(75)	223
Other	161	236	212	483
Total Operating Profit	$598	$905	$995	$1,813

We use centralized manufacturing and facilities organizations to provide products and support to our operating segments. Costs incurred by these organizations (including depreciation) are charged out to the segments on a per-unit basis.  Consequently, depreciation expense is not an independently identifiable component within the segments’ results, and therefore is not provided.

12.	Subsequent events
On July 30, 2012, we announced the pricing of two series of senior unsecured notes for an aggregate principal amount of $1.5 billion.  The notes consist of the following:

•	$750 million of 0.45% notes due August 3, 2015

•	$750 million of 1.65% notes due August 3, 2019

We intend to use the net proceeds of this offering for general corporate purposes, which, among other things, could include repurchases of common stock.  The offering is expected to close August 6, 2012.

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
Wireless
Growth in the wireless market is being driven by the demand for smartphones, tablet computers and other emerging applications. Many of today’s smartphones and tablets use an applications processor to run the device’s software operating system and to enable the expanding functionality that has made smartphones and tablets the fastest growing wireless market segments. Many wireless devices also use other semiconductors to enable wireless connectivity using technologies such as Bluetooth®, WiFi networks, GPS and Near Field Communications.
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
To supplement our internal wafer fabrication capacity and maximize our responsiveness to customer demand and return on capital, our wafer manufacturing strategy utilizes the capacity of outside suppliers, commonly known as foundries. We source about 20 percent of our wafers from external foundries, with this outsourcing being about equally split between analog wafers and advanced logic wafers. In 2011, external foundries provided about 75 percent of the fabricated wafers for our advanced logic manufacturing needs. We expect the proportion of our advanced logic wafers provided by foundries will increase over time. We expect to maintain sufficient internal wafer fabrication capacity to meet the vast majority of our analog production needs.
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

Second- Quarter 2012 results
Our second-quarter revenue was $3.34 billion, net income was $446 million and earnings per share (EPS) were 38 cents. EPS includes 6 cents of charges associated with the company’s September 2011 acquisition of National Semiconductor and restructuring related to our fourth quarter 2011 announcement regarding the closure of two older manufacturing facilities.

Our revenue in the second quarter was about as we had expected. Our Analog and Embedded Processing segments grew sequentially, while our Wireless segment declined.

Although we believe customers and distributors have low inventory levels, the global economic environment is causing both to become increasingly cautious in placing new orders. Our backlog grew last quarter but orders slowed in the month of June and our backlog coverage for September is lower than normal. As a result of this increased uncertainty, we currently estimate that our revenue in the third quarter will be about even with last quarter and below our seasonal average growth rate. If customer demand increases as the quarter progresses, we are ready to support higher shipments with short product lead times, a strong inventory position and available manufacturing capacity.

In the meantime, we remain focused on strengthening our market positions in Analog and Embedded Processing. These areas are complementary and benefit from our extensive and expanding relationships with customers around the world. As we continue to broaden our portfolio of leadership products, especially our standard catalog products, we enhance our ability to serve these customers.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	June 30, 2012	June 30, 2011	March 31, 2012
Revenue	$3,335	$3,458	$3,121
Cost of revenue (COR)	1,684	1,705	1,590
Gross profit	1,651	1,753	1,531
Research and development (R&D)	480	424	509
Selling, general and administrative (SG&A)	456	411	462
Restructuring charges	13	—	10
Acquisition charges	104	13	153
Operating profit	598	905	397
Other income (expense) net (OI&E)	(2)	10	(14)
Interest and debt expense	20	6	21
Income before income taxes	576	909	362
Provision for income taxes	130	237	97
Net income	$446	$672	$265

Earnings per common share:
Basic	$.38	$.57	$.23
Diluted	$.38	$.56	$.22

Average shares outstanding (millions):
Basic	1,140	1,156	1,143
Diluted	1,154	1,180	1,165

Cash dividends declared per share of common stock	$.17	$.13	$.17

Percentage of revenue:
Gross profit	49.5%	50.7%	49.0%
R&D	14.4%	12.3%	16.3%
SG&A	13.7%	11.9%	14.8%
Operating profit	17.9%	26.2%	12.7%

As required by accounting rule ASC 260, net income allocated to unvested restricted stock units (RSUs), on which we pay dividend equivalents, is excluded from the calculation of EPS.  The amount excluded is $8 million, $10 million and $4 million for the quarters ending June 30, 2012, June 30, 2011, and March 31, 2012, respectively.

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

Results for the first and second quarters of 2012 also include restructuring charges associated with actions initiated in the fourth quarter of 2011 to close certain manufacturing facilities in Houston, Texas, and Hiji, Japan. These charges are recorded in Other.

Results for all periods presented include the impact of the March 2011 earthquake and associated events in Japan. Related costs and insurance proceeds are included in the Other segment. See Note 3 to the financial statements for detailed information.

Details of financial results

Revenue for the second quarter of 2012 was $3.34 billion, a decrease of $123 million, or 4 percent, from the year-ago quarter due to broad declines across TI’s products, and in particular, baseband products. These declines were partially offset by the inclusion of SVA results. Compared with the prior quarter, revenue increased $214 million, or 7 percent, primarily due to increased revenue from Analog.

Gross profit for the second quarter of 2012 was $1.65 billion, or 49.5 percent of revenue, a decrease of $102 million, or 6 percent, from the year-ago quarter.  The decrease in gross profit from the year-ago quarter was primarily due to lower revenue and the associated underutilization expense. The underutilization expense in the second quarter of 2012 was about $105 million. Compared with the prior quarter, gross profit was higher due to higher revenue, which more than offset lower insurance proceeds related to the March 2011 earthquake in Japan.

Operating expenses for the second quarter of 2012 were $480 million for R&D and $456 million for SG&A.  R&D expense increased $56 million, or 13 percent, from the year-ago quarter due to the inclusion of SVA. Compared with the prior quarter, R&D expense decreased $29 million, or 6 percent, due to lower compensation-related costs and, to a lesser extent, lower product development costs. SG&A expense increased $45 million, or 11 percent, from the year-ago quarter, due to the inclusion of SVA. Compared with the prior quarter, SG&A expense was about even.

Restructuring charges for the second quarter of 2012 were $13 million, an increase of $3 million from the prior quarter. These were associated with actions initiated in the fourth quarter of 2011 to close certain manufacturing facilities in Houston, Texas, and Hiji, Japan. The restructuring charges are included in Other and consist of accelerated depreciation of the facilities’ assets and other exit costs. The total charge for these closures is estimated to be about $215 million, of which about $135 million has been recognized to date and the remainder will be incurred through 2013. See Note 4 to the financial statements for detailed information.

In the second quarter of 2012, we incurred $104 million of acquisition charges associated with the National acquisition, compared with $13 million in the year-ago quarter and $153 million in the prior quarter. In the prior quarter we also recognized $21 million in COR associated with the termination of a distributor contract. These incremental costs are separately identifiable from the ongoing operating results of SVA that are included in the Analog segment, so we have classified them as a part of Other. This presentation is consistent with how management measures the performance of those segments. About $80 million of the acquisition charges in the current and prior quarters are from the ongoing amortization of intangible assets, with the remainder due to retention bonuses and other costs.

In the third quarter of 2012, we expect EPS will be negatively impacted by about 7 cents from acquisition and restructuring charges.

For the second quarter of 2012, our operating profit was $598 million, or 17.9 percent of revenue, compared with $905 million, or 26.2 percent of revenue, for the year-ago quarter and $397 million, or 12.7 percent of revenue, for the prior quarter.  The decrease from the year-ago quarter was due to, in decreasing order, higher acquisition and restructuring charges, lower gross profit, and higher operating expenses resulting from the inclusion of SVA. Compared with the prior quarter, operating profit increased primarily due to higher gross profit. Contributing to a lesser extent were lower acquisition charges, as well as lower operating expenses.

OI&E for the second quarter of 2012 was an expense of $2 million compared with income in the year-ago quarter and an expense in the prior quarter. The decrease from the year-ago quarter was primarily due to lower income from investments and interest. Compared to the prior quarter, the increase was primarily due to a first quarter 2012 expense associated with a previously divested business.

Interest and debt expense was $20 million, an increase over the year-ago quarter and a decrease compared with the prior quarter. This includes interest and amortization of debt expense associated with our issuance of new debt in May 2011 and the assumption of debt as a result of our National acquisition. See Note 9 to the financial statements for details regarding debt outstanding.

As of June 30, 2012, our estimated annual effective tax rate for 2012 is about 26 percent. Quarterly income taxes are calculated using the estimated annual effective tax rate. See Note 5 to the financial statements for additional information. The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2011.

For the second quarter of 2012, our tax provision was $130 million compared with $237 million in the year-ago quarter and $97 million in the prior quarter. The decrease from the year-ago quarter was due to lower income before income taxes. The increase from the prior quarter was due to higher income before income taxes.

For the second quarter of 2012, our net income was $446 million compared with $672 million for the year-ago quarter and $265 million for the prior quarter. EPS was $0.38 compared with $0.56 for the year-ago quarter and $0.22 for the prior quarter.

Orders in the second quarter were $3.41 billion, a decrease of 5 percent from the year-ago quarter and an increase of 5 percent from the prior quarter.

Segment results

In the results discussions below, changes in revenue are caused by changes in product shipment volumes unless otherwise noted.

Analog

	2Q12	2Q11	2Q12 vs. 2Q11	1Q12	2Q12 vs. 1Q12
Revenue	$1,800	$1,588	13%	$1,686	7%
Operating profit	437	446	-2%	335	30%
Operating profit % of revenue	24.3%	28.1%		19.8%

Analog revenue increased 13 percent from the year-ago quarter due to the inclusion of SVA. Partially offsetting this increase was lower revenue from HPA and, to a lesser extent, HVAL. Power revenue was about even. Compared with the prior quarter, revenue increased 7 percent primarily due to Power, and to a lesser extent, HPA and HVAL. SVA revenue was about even. Compared with the year-ago quarter, operating profit was down as higher gross profit was offset by higher operating expenses. Operating profit increased from the prior quarter due to higher revenue and associated gross profit.

Embedded Processing

	2Q12	2Q11	2Q12 vs. 2Q11		1Q12		2Q12 vs. 1Q12
Revenue	$509	$596		-15%		$473		8%
Operating profit	51	141		-64%		36		42%
Operating profit % of revenue	10.0%	23.7%				7.7%

Embedded Processing revenue decreased 15 percent from the year-ago quarter due to products sold into communications infrastructure applications and, to a lesser extent, normal price declines for catalog products. Partially offsetting these decreases were products sold into automotive applications. Compared with the prior quarter, revenue increased 8 percent due to a higher proportion of shipments of higher-priced products sold into communications infrastructure applications and, to a lesser extent, increased shipments of catalog products. Revenue from products sold into automotive applications declined. Compared with the year-ago quarter, operating profit decreased due to lower revenue and associated gross profit. Operating profit increased from the prior quarter primarily due to higher revenue and associated gross profit.

Wireless

	2Q12	2Q11	2Q12 vs. 2Q11		1Q12		2Q12 vs. 1Q12
Revenue	$342	$558		-39%		$373		-8%
Operating profit (loss)	(51)	82		n/a		(25)		-104%
Operating profit (loss) % of revenue	(14.7)%	14.6%				(6.6)%

Wireless revenue decreased 39 percent from the year-ago quarter primarily due to baseband products, and to a lesser extent, connectivity products. Baseband revenue for the second quarter of 2012 was $90 million, a decrease of $138 million, or 61 percent, from the year-ago quarter. Compared with the prior quarter, Wireless revenue declined 8 percent due to OMAP applications processors. Revenue from connectivity products also declined due to a decreased proportion of shipments of higher-priced products. Baseband revenue increased $3 million, or 3 percent, from the prior quarter. The decrease in Wireless operating profit in both comparisons was due to lower revenue and associated gross profit.

Other

	2Q12	2Q11	2Q12 vs. 2Q11		1Q12		2Q12 vs. 1Q12
Revenue	$684	$716		-4%		$589		16%
Operating profit	161	236		-32%		51		216%
Operating profit % of revenue	23.5%	33.0%				8.6%
Restructuring charges*	13	—				10
Acquisition charges*	104	13				153
Other acquisition-related charges - in COR*	—	—				21

*Included in operating profit

Other revenue decreased 4 percent from the year-ago quarter due to lower revenue from transitional supply agreements that ended in the fourth quarter of 2011, and to a lesser extent, lower royalties and lower shipments of calculators. Partially offsetting this decrease were a higher proportion of shipments of higher-priced custom ASIC products. Compared with the prior quarter, revenue increased 16 percent due to DLP products and calculators. Calculator sales increased from the prior quarter as retailers prepared for the back-to-school selling season. Partially offsetting this increase was a decrease in insurance proceeds related to the 2011 Japan earthquake. Operating profit for the second quarter of 2012 decreased from the year-ago quarter due to higher acquisition and restructuring charges. Compared with the prior quarter, operating profit increased due to higher revenue and associated gross profit, and lower acquisition charges.

First six months of 2012 results

For the first six months of 2012, we report the following:

Revenue was $6.46 billion, a decrease of $393 million, or 6 percent, compared with the year-ago period due to broad declines across TI’s products, and in particular, baseband products. These declines were partially offset by the inclusion of SVA results.

Gross profit was $3.18 billion, a decrease of $298 million, or 9 percent, from the year-ago period primarily due to lower revenue and the associated gross profit and underutilization expense. Underutilization expense in the first half of 2012 was $216 million, an increase of $113 million from the year-ago period. Gross profit margin was 49.3 percent of revenue compared with 50.8 percent in the year-ago period.

R&D expense of $989 million increased 17 percent from the year-ago period primarily due to the inclusion of SVA. R&D expense as a percent of revenue was 15.3 percent compared with 12.4 percent in the year-ago period.

SG&A expense was $918 million, an increase of 14 percent from the year-ago period, due to the inclusion of SVA. SG&A expense as a percent of revenue was 14.2 percent compared with 11.8 percent in the year-ago period.

Restructuring charges for the first six months of 2012 were $23 million compared with none for the year-ago period. The restructuring charges are included in Other and consist of accelerated depreciation of facility assets and other exit costs. See Note 4 to the financial statements for detailed information.

Acquisition charges for the first six months of 2012 were $257 million compared with $15 million in the year-ago period. In the first six months of 2012 we also recognized $21 million in COR associated with the termination of a distributor contract. About $160 million are from the ongoing amortization of intangible assets, with the remainder due to retention bonuses and other costs.

Operating profit was $995 million, or 15.4 percent of revenue, compared with $1.81 billion, or 26.5 percent of revenue, in the year-ago period.  The decrease was primarily due to lower gross profit and, to a lesser extent, higher acquisition charges.

OI&E decreased from the year-ago period primarily due to a first quarter 2012 expense associated with a previously divested business.

Interest and debt expense was $41 million, an increase over the year-ago period due to the effects of a full six months’ worth of interest and other debt amortization.

The tax provision was $226 million compared with $488 million in the year-ago period. The decrease was due to lower income before income taxes.

Net income was $711 million compared with $1.34 billion in the year-ago period. EPS was $0.60 compared with $1.11 in the year-ago period.

Orders were $6.65 billion, a decrease of 7 percent from the year-ago period.

Segment results

In the results discussions below, changes in revenue are caused by changes in product shipment volumes unless otherwise noted.

Analog

	YTD 2012	YTD 2011	YTD 2012 vs. YTD 2011
Revenue	$3,486	$3,123	12%
Operating profit	771	864	-11%
Operating profit % of revenue	22.1%	27.7%

Analog revenue increased 12 percent from the year-ago period due to the inclusion of SVA. Partially offsetting this increase was lower revenue, primarily from HPA. For the first six months of 2012, operating profit decreased 11 percent from the year-ago period as higher gross profit was offset by higher operating expenses.

Embedded Processing

	YTD 2012	YTD 2011	YTD 2012 vs. YTD 2011
Revenue	$982	$1,129		-13%
Operating profit	87	243		-64%
Operating profit % of revenue	8.9%	21.5%

Embedded Processing revenue decreased 13 percent from the year-ago period due to decreased shipments of products sold into communications infrastructure applications and a higher proportion of shipments of lower-priced catalog products. This was partially offset by products sold into automotive applications. Compared with the year ago-period, operating profit decreased 64 percent primarily due to lower revenue and associated gross profit.

Wireless

	YTD 2012	YTD 2011	YTD 2012 vs. YTD 2011
Revenue	$715	$1,216		-41%
Operating profit (loss)	(75)	223		n/a	%
Operating profit (loss)% of revenue	(10.5)%	18.3%

Wireless revenue decreased 41 percent from the year-ago period primarily due to baseband products. Baseband revenue was $176 million, a decrease of 69 percent from the year-ago period. Revenue from connectivity products also decreased. Partially offsetting this decrease was increased revenue from a higher proportion of shipments of higher-priced OMAP applications processors. Compared with the year-ago period, operating profit decreased due to lower revenue and associated gross profit.

Other

	YTD 2012	YTD 2011	YTD 2012 vs. YTD 2011
Revenue	$1,273	$1,381		-8%
Operating profit	212	483		-56%
Operating profit % of revenue	16.6%	35.0%
Restructuring charges*	23	—
Acquisition charges*	257	15
Other acquisition-related charges - in COR*	21	—

* Included in operating profit

Other revenue decreased 8 percent from the year-ago period due to lower revenue from transitional supply agreements that ended in the fourth quarter of 2011 and a lower proportion of shipments of higher-priced DLP products. These decreases were partially offset by business interruption insurance proceeds related to the 2011 Japan earthquake. Operating profit decreased from the year-ago period primarily due to higher acquisition charges.

Financial Condition

At the end of the second quarter of 2012, total cash (cash and cash equivalents plus short-term investments) was $2.33 billion. This was $602 million lower than at the end of 2011.

Accounts receivable were $1.63 billion at the end of the second quarter, an increase of $84 million from the end of 2011. This increase was primarily due to higher receivables from calculators, the result of seasonally higher revenue. Days sales outstanding were 44 at the end of the quarter compared with 41 at the end of 2011.

Inventory was $1.88 billion at the end of the second quarter. This was an increase of $97 million from the end of 2011. Days of inventory at the end of the second quarter were 101 compared with 86 at the end of 2011. The inventory increase was due to building inventory to support future demand.

Liquidity and Capital Resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are our cash and cash equivalents, short-term investments and revolving credit facilities. Cash flow from operations for the first six months of 2012 was $1.12 billion, a decrease of $21 million from the year-ago period, due to lower net income.

We had $1.19 billion of cash and cash equivalents and $1.14 billion of short-term investments as of June 30, 2012. We have a variable-rate revolving credit facility that allows us to borrow up to $2 billion until March 2017. In addition, this credit facility serves as support for the issuance of our commercial paper. As of June 30, 2012, we had $500 million of commercial paper outstanding.

On July 30, 2012, we priced $1.5 billion principal amount of debt, which will be used for general corporate purposes, which, among other things, could include repurchases of common stock. The debt offering is expected to close on August 6, 2012.

For the first six months of 2012, investing activities provided cash of $591 million. In the year-ago period, investing activities used cash of $479 million. Proceeds from net sales and maturities of our short-term investments provided cash of $809 million compared with $72 million of cash used in net purchases in the year-ago period. Capital expenditures in the first six months of 2012 totaled $249 million compared with $470 million in the year-ago period. These expenditures were primarily for assembly/test equipment and, to a lesser extent, analog wafer manufacturing equipment.

Financing activities used net cash of $1.52 billion for the first six months of 2012 and provided $2.52 billion in the year-ago period. For the first six months of 2011, we received proceeds of $3.50 billion from the issuance of fixed- and variable-rate long-term debt (net of the original issuance discount) associated with our National acquisition. In 2012, we used $875 million of cash to repay commercial paper borrowings of $500 million and maturing debt assumed in the National acquisition of $375 million. See Note 9 to the financial statements for additional information. We also used $600 million of cash in the first six months of 2012 to repurchase 19 million shares of our common stock and paid dividends of $390 million. In the same period last year we used $1.22 billion of cash to repurchase 35 million shares of common stock and paid $303 million in dividends. Employee exercises of TI stock options provided cash proceeds of $327 million compared with $530 million for the year-ago period.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, debt obligations, dividend payments and other business requirements for at least the next 12 months.

In 2012, we expect approximately: an annual effective tax rate of 26 percent; R&D expense of $1.9 billion; capital expenditures of $0.7 billion; and depreciation of $1.0 billion. The tax rate is based on current tax law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2011.

Long-term contractual obligations

Information concerning our long-term contractual obligations is contained on page 49 of Exhibit 13 to our Form 10-K for the year ended December 31, 2011, and is incorporated by reference to such exhibit, with the exception of $1.5 billion principal amount of debt that was priced on July 30, 2012; the debt offering is expected to close on August 6, 2012.

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

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

Information concerning our risk factors is contained on pages 25-28 of our Form 10-Q for the quarter ended March 31, 2012, and is incorporated by reference herein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2012	2,814,209	$31.98	2,814,209		$ 5.28 billion
May 1 through May 31, 2012	6,743,822	$31.11	6,743,822		$ 5.07 billion
June 1 through June 30, 2012	—	$—	—		$ 5.07 billion
Total	9,558,031	$31.37	9,558,031	(2)	$ 5.07 billion	(3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of June 30, 2012, this amount consisted of the remaining portion of the $7.5 billion authorization. No expiration date was specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.ins	XBRL Instance Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

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

For a more detailed discussion of these factors, see the Risk Factors discussion in Item 1A of TI's Form 10-Q for the quarter ended March 31, 2012. The forward-looking statements included in this report on Form 10-Q are made only as of the date of this report and TI undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	August 3, 2012