Form 10-Q
period 2012-09-30
TEXAS INSTRUMENTS INC
filed 2012-11-02
CIK 97476

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

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

1,120,802,980
Number of shares of Registrant’s common stock outstanding as of
September 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of income
[Millions of dollars, except share and per-share amounts]

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$3,390	$3,466	$9,846	$10,315
Cost of revenue (COR)	1,650	1,722	4,924	5,091
Gross profit	1,740	1,744	4,922	5,224
Research and development (R&D)	463	395	1,452	1,241
Selling, general and administrative (SG&A)	453	388	1,372	1,194
Restructuring charges/other	(122)	—	(99)	—
Acquisition charges	106	147	363	162
Operating profit	840	814	1,834	2,627
Other income (expense), net (OI&E)	24	(19)	8	1
Interest and debt expense	21	15	62	21
Income before income taxes	843	780	1,780	2,607
Provision for income taxes	59	179	285	669
Net income	$784	$601	$1,495	$1,938

Earnings per common share:
Basic	$.68	$.52	$1.29	$1.65
Diluted	$.67	$.51	$1.27	$1.62

Average shares outstanding (millions):
Basic	1,130	1,144	1,138	1,156
Diluted	1,141	1,157	1,153	1,177

Cash dividends declared per share of common stock	$.17	$.13	$.51	$.39

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of comprehensive income
[Millions of dollars]

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$784	$601	$1,495	$1,938
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains (losses), net of taxes	1	(2)	3	(1)
Reclassification of recognized transactions, net of taxes	—	—	—	12
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	(3)	(15)	8	(34)
Reclassification of recognized transactions, including actuarial losses associated with the transfer of Japan substitutional pension, net of taxes	128	12	151	35
Prior service cost of defined benefit plans:
Adjustment, net of taxes	—	1	—	3
Change in fair value of derivative instrument, net of taxes	(3)	(1)	(3)	(4)
Total	123	(5)	159	11
Total comprehensive income	$907	$596	$1,654	$1,949

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated balance sheets
[Millions of dollars, except share amounts]

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,210	$992
Short-term investments	2,451	1,943
Accounts receivable, net of allowances of ($23) and ($19)	1,623	1,545
Raw materials	124	115
Work in process	988	1,004
Finished goods	736	669
Inventories	1,848	1,788
Deferred income taxes	1,043	1,174
Prepaid expenses and other current assets	409	386
Total current assets	8,584	7,828
Property, plant and equipment at cost	6,806	7,133
Less accumulated depreciation	(2,751)	(2,705)
Property, plant and equipment, net	4,055	4,428
Long-term investments	225	265
Goodwill	4,452	4,452
Acquisition-related intangibles, net	2,643	2,900
Deferred income taxes	199	321
Capitalized software licenses, net	166	206
Overfunded retirement plans	29	40
Other assets	161	57
Total assets	$20,514	$20,497

Liabilities and stockholders’ equity
Current liabilities:
Commercial paper borrowings	$—	$999
Current portion of long-term debt	1,500	382
Accounts payable	501	625
Accrued compensation	552	597
Income taxes payable	106	101
Accrued expenses and other liabilities	766	795
Total current liabilities	3,425	3,499
Long-term debt	4,190	4,211
Underfunded retirement plans	350	701
Deferred income taxes	596	607
Deferred credits and other liabilities	550	527
Total liabilities	9,111	9,545

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: September 30, 2012 – 1,740,815,939; December 31, 2011 – 1,740,630,391	1,741	1,741
Paid-in capital	1,193	1,194
Retained earnings	27,179	26,278
Less treasury common stock at cost. Shares: September 30, 2012 – 620,012,959; December 31, 2011 – 601,131,631	(18,093)	(17,485)
Accumulated other comprehensive income (loss), net of taxes	(617)	(776)
Total stockholders’ equity	11,403	10,952
Total liabilities and stockholders’ equity	$20,514	$20,497

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of cash flows
[Millions of dollars]

	For Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,495	$1,938
Adjustments to net income:
Depreciation	725	657
Stock-based compensation	199	203
Amortization of acquisition-related intangibles	257	26
Gains on sales of assets	—	(5)
Deferred income taxes	136	(9)
Gain on transfer of Japan substitutional pension	(144)	—
Increase (decrease) from changes in:
Accounts receivable	(70)	(124)
Inventories	(86)	(220)
Prepaid expenses and other current assets	80	(11)
Accounts payable and accrued expenses	(123)	70
Accrued compensation	(41)	(142)
Income taxes payable	(177)	(89)
Other	75	(9)
Cash flows from operating activities	2,326	2,285

Cash flows from investing activities:
Additions to property, plant and equipment	(399)	(663)
Proceeds from asset sales and insurance recovery	—	16
Purchases of short-term investments	(2,141)	(2,463)
Proceeds from short-term investments	1,639	3,254
Purchases of long-term investments	(1)	(4)
Proceeds from long-term investments	52	75
Business acquisitions, net of cash acquired	—	(5,390)
Cash flows from investing activities	(850)	(5,175)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,492	4,697
Issuance costs for long-term debt	(7)	(12)
Repayment of debt and commercial paper borrowings	(1,375)	—
Dividends paid	(584)	(451)
Proceeds from common stock transactions	390	563
Excess tax benefit from share-based payments	26	28
Stock repurchases	(1,200)	(1,673)
Cash flows from financing activities	(1,258)	3,152

Net change in cash and cash equivalents	218	262
Cash and cash equivalents, beginning of period	992	1,319
Cash and cash equivalents, end of period	$1,210	$1,581

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to financial statements

1.	Description of business and significant accounting policies and practices
At Texas Instruments (TI), we design and make semiconductors that we sell to electronics designers and manufacturers all over the world.

Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2011.  The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended September 30, 2012 and 2011, and the balance sheet as of September 30, 2012, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2011.  The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Acquisition
On September 23, 2011, we completed the acquisition of National Semiconductor Corporation (National). We accounted for this transaction under Accounting Standards Codification (ASC) 805 - Business Combinations, and the consolidated financial statements include the balances and results of operations of National from the date of acquisition. National’s operating results are included in the Analog segment. See Note 2 for further information.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended September 30, 2012			For Three Months Ended September 30, 2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$784			$601
Less income allocated to RSUs	(15)			(10)
Income allocated to common stock for basic EPS calculation	$769	1,130	$.68	$591	1,144	$.52

Adjustment for dilutive shares:
Stock-based compensation plans		11			13

Diluted EPS:
Net income	$784			$601
Less income allocated to RSUs	(14)			(10)
Income allocated to common stock for diluted EPS calculation	$770	1,141	$.67	$591	1,157	$.51

	For Nine Months Ended September 30, 2012			For Nine Months Ended September 30, 2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,495			$1,938
Less income allocated to RSUs	(27)			(30)
Income allocated to common stock for basic EPS calculation	$1,468	1,138	$1.29	$1,908	1,156	$1.65

Adjustment for dilutive shares:
Stock-based compensation plans		15			21

Diluted EPS:
Net income	$1,495			$1,938
Less income allocated to RSUs	(27)			(29)
Income allocated to common stock for diluted EPS calculation	$1,468	1,153	$1.27	$1,909	1,177	$1.62

Potentially dilutive securities representing 65 million and 55 million shares of common stock that were outstanding during the third quarters of 2012 and 2011, respectively, and 65 million and 56 million shares outstanding during the first nine months of 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

We also use derivative financial instruments to manage exposure to foreign exchange risk.  These instruments are primarily forward foreign currency exchange contracts that are used as economic hedges to reduce the earnings impact exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures or for specified non-U.S. dollar forecasted transactions.  Gains and losses from changes in the fair value of these forward foreign currency exchange contracts are credited or charged to Other income (expense), net (OI&E).  We do not apply hedge accounting to our foreign currency derivative instruments.

We do not use derivatives for speculative or trading purposes.

Fair values of financial instruments
The fair values of our derivative financial instruments were not significant at September 30, 2012.  Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 6.  The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are level 2 inputs. See Note 6 for the definition of level 2 inputs.

2.	National Semiconductor acquisition-related costs
For the periods presented, we incurred total acquisition-related costs associated with the National acquisition, which are included in Other, as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2012	2011	2012	2011
Distributor contract termination	$—	$—	$21	$—
Inventory related	—	7	—	7
As recorded in COR	—	7	21	7
Amortization of intangible assets	81	6	244	6
Retention bonuses	5	6	53	6
Stock-based compensation	4	41	14	41
Severance and other benefits:
Employment reductions announced at closing	3	12	17	12
Change of control	—	41	—	41
Transaction and other costs	13	41	35	56
As recorded in Acquisition charges	106	147	363	162
Total acquisition-related costs	$106	$154	$384	$169

In 2011, we discontinued using one of National’s distributors. We acquired the distributor’s inventory at fair value, resulting in an incremental charge of $21 million to COR upon sale of the inventory in 2012. Also, at acquisition we adjusted National’s inventory valuation to reflect a fair-value write-up. In the third quarter of 2011, we expensed $7 million related to this adjustment as the inventory was sold.

The amount of recognized amortization of acquired intangible assets resulting from the National acquisition is based on estimated useful lives varying between two and ten years. See Note 7 for additional information.

Retention bonuses reflect amounts already or expected to be paid to former National employees who fulfill agreed-upon service period obligations and are recognized ratably over the required service period.

At acquisition, stock-based compensation of $41 million was recognized for the accelerated vesting of equity awards upon the termination of employees. Additional acquisition-related stock-based compensation is being recognized over the applicable vesting period for each grantee.

Charges for employment reductions announced at closing relate to former National employees who have been or will be terminated. About 350 jobs have been eliminated as a result of redundancies and cost efficiency measures. As of September 30, 2012, a total of $45 million in charges has been recognized, of which $34 million has been paid. Of the remaining $11 million, $4 million will be paid in the fourth quarter of 2012. At acquisition we incurred $41 million of charges related to change of control provisions under existing employment agreements.

Transaction and other costs include various expenses incurred in connection with the National acquisition. In 2011, we also incurred bridge financing costs.

3.	Losses associated with the earthquake in Japan
In 2011, we incurred cumulative gross operating losses of $101 million (including $98 million for the first nine months of 2011) related to the March 11, 2011, earthquake and associated events in Japan. These losses related to property damage, the underutilization expense we incurred from having our manufacturing assets only partially loaded and costs associated with recovery teams assembled from across the world. Gross operating losses do not comprehend any lost revenue.

These losses have been offset by $36 million in cumulative insurance proceeds related to property damage claims (including $10 million for the third quarter of 2012 and $13 million for the third quarter of 2011, with $13 million for the first nine months of 2012 and $20 million for the first nine months of 2011). Almost all of these costs and proceeds are included in COR in our Consolidated statements of income and are recorded in Other.

In addition, we recognized $172 million in cumulative insurance proceeds through September 30, 2012 (including $60 million for the third quarter of 2012 and $22 million for the third quarter of 2011, with $135 million for the first nine months of 2012 and $22 million for the first nine months of 2011), related to business interruption claims. These proceeds were recorded as revenue in our Consolidated statements of income and in Other.

In the third quarter of 2012, we completed discussions with our insurers and their advisors, settling all associated claims against our policies. All proceeds have been recognized and received as of the end of the third quarter of 2012.

4.	Restructuring charges/other
For the periods presented, we recognized a net gain of $122 million of Restructuring charges/other, which is included in Other as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2012	2011	2012	2011
Restructuring charges	$14	$—	$37	$—
Gain on transfer of Japan substitutional pension	(144)	—	(144)	—
Other	8	—	8	—
Restructuring charges/other	$(122)	$—	$(99)	$—

Restructuring charges
Restructuring actions related to the acquisition of National are discussed in Note 2 and are reflected in Acquisition charges in our Consolidated statements of income.

2011 actions: Beginning in the fourth quarter of 2011, we recognized restructuring charges associated with the announced plans to close two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan, by mid-2013. The total charge for these closures is estimated at $215 million, of which $149 million has been recognized through September 30, 2012. The Restructuring charges of $37 million recognized in the first nine months of 2012 consist of $13 million of accelerated depreciation and $24 million of other exit-related costs; $14 million of restructuring charges was recognized in the third quarter of 2012 consisting of $4 million of accelerated depreciation and $10 million of other exit-related costs. Of the estimated $215 million total charge, about $135 million will be for severance and related benefits, about $30 million will be for accelerated depreciation of facility assets and about $50 million will be for other exit-related costs.

Previous actions: In 2008 and 2009, we announced actions that eliminated about 3,900 jobs. These actions were completed in 2009.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2011 Actions		Previous Actions
	Severance and Benefits	Other Charges	Severance and Benefits	Other Charges	Total
Remaining accrual at December 31, 2011	$96	$—	$13	$7	$116
Restructuring charges	3	34	—	—	37
Non-cash items (a)	3	(14)	—	—	(11)
Payments	(6)	(17)	(5)	(1)	(29)
Remaining accrual at September 30, 2012	$96	$3	$8	$6	$113
(a) Reflects charges for accelerated depreciation and curtailment/special termination benefits relating to the postretirement benefit plans.

The accrual balances above are primarily a component of Accrued expenses and other liabilities on our Consolidated balance sheets.

Gain on transfer of Japan substitutional pension
During the third quarter of 2012, we transferred the obligations and assets of the substitutional portion of our Japan pension plan to the government of Japan, resulting in a net gain of $144 million. See Note 8 for additional details.

5.	Income taxes
Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The rate is based on current tax law and for 2012 does not assume reinstatement of the federal research tax credit, which expired at the end of 2011.  As of September 30, 2012, the estimated annual effective tax rate for 2012 is about 22 percent, which differs from the 35 percent statutory corporate tax rate due to the impact of non-U.S. effective tax rates. The third-quarter 2012 tax provision includes a $90 million discrete tax benefit that was primarily the result of additional U.S. tax benefits for manufacturing related to years 2007 through 2011, and a $67 million benefit from the cumulative effect of our lowering the estimated effective tax rate for 2012. The lower tax rate estimate was primarily due to a revised estimate of the impact of non-U.S. effective tax rates. With respect to the benefits for manufacturing, we may seek additional deductions for years prior to 2007 and, as a result, may recognize an additional discrete item in the fourth quarter.

6.	Valuation of debt and equity investments and certain liabilities
Debt and equity investments
We classify our investments as available for sale, trading, equity method or cost method.  Most of our investments are classified as available for sale.

Available-for-sale and trading securities are stated at fair value, which is generally based on market prices, broker quotes or, when necessary, financial models. See the fair-value discussion below. Unrealized gains and losses on available-for-sale securities are recorded as an increase or decrease, net of taxes, in AOCI on our Consolidated balance sheets. We record other-than-temporary losses (impairments) on available-for-sale securities in OI&E in our Consolidated statements of income.

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

Details of our investments and related unrealized gains and losses included in AOCI are as follows:

	September 30, 2012			December 31, 2011
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Measured at fair value:
Available-for-sale securities
Money market funds	$166	$—	$—	$55	$—	$—
Corporate obligations	74	241	—	135	159	—
U.S. Government agency and Treasury securities	707	2,210	—	430	1,691	—
Auction-rate securities	—	—	—	—	—	41

Trading securities
Auction-rate securities	—	—	—	—	93	—
Mutual funds	—	—	158	—	—	169
Total	$947	$2,451	$158	$620	$1,943	$210

Other measurement basis:
Equity-method investments	$—	$—	$42	$—	$—	$32
Cost-method investments	—	—	25	—	—	23
Cash on hand	263	—	—	372	—	—
Total	$1,210	$2,451	$225	$992	$1,943	$265

Amounts included in AOCI from available-for-sale securities:
Unrealized gains (pre-tax)	$—	$1	$—	$—	$—	$—
Unrealized losses (pre-tax)	$—	$—	$—	$—	$—	$5

At September 30, 2012, we had no available-for-sale investments with unrealized losses.  We did not recognize any credit losses related to available-for-sale investments for the nine months ended September 30, 2012 and 2011.

During the third quarter of 2012, we sold all of our remaining investments in auction-rate securities. For the nine months ended September 30, 2012 and 2011, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.64 billion and $3.25 billion, respectively.  Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in money market funds and debt securities classified as available for sale at September 30, 2012:

Due	Fair Value
One year or less	$2,758
One to three years	640
Greater than three years	—

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

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012, and December 31, 2011.  These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	September 30, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$166	$166	$—	$—
Corporate obligations	315	—	315	—
U.S. Government agency and Treasury securities	2,917	957	1,960	—
Mutual funds	158	158	—	—
Total assets	$3,556	$1,281	$2,275	$—

Liabilities:
Deferred compensation	172	172	—	—
Total liabilities	$172	$172	$—	$—

	Fair Value
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$55	$55	$—	$—
Corporate obligations	294	—	294	—
U.S. Government agency and Treasury securities	2,121	606	1,515	—
Auction-rate securities	134	—	—	134
Mutual funds	169	169	—	—
Total assets	$2,773	$830	$1,809	$134

Liabilities:
Deferred compensation	191	191	—	—
Total liabilities	$191	$191	$—	$—

The following table summarizes the changes in fair values for Level 3 assets and liabilities for the periods ended September 30, 2012 and 2011:

	Level 3
Changes in fair value during the period (pre-tax):	Auction-rate Securities	Contingent Consideration
Balance, December 31, 2010	$257	$8
Change in fair value of contingent consideration – included in operating profit	—	(8)
Change in unrealized loss – included in AOCI	(1)	—
Redemptions and sales	(48)	—
Balance, September 30, 2011	208	—

Redemptions and sales	(74)	—
Balance, December 31, 2011	134	—

Change in unrealized loss – included in AOCI	13	—
Redemptions	(84)	—
Sales	(63)	—
Balance, September 30, 2012	$—	$—

7.	Goodwill and acquisition-related intangibles
Goodwill was $4.452 billion as of September 30, 2012, and December 31, 2011. There was no impairment of goodwill during the nine months ended September 30, 2012. The following table shows the components of acquisition-related intangible assets as of September 30, 2012, and December 31, 2011:

		September 30, 2012			December 31, 2011
Acquisition-related Intangibles	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	4 - 10	$2,141	$262	$1,879	$2,089	$91	$1,998
Customer relationships	5 - 8	822	112	710	822	34	788
Other intangibles	2 - 7	50	37	13	50	29	21
In-process R&D	(a)	41	—	41	93	—	93
Total		$3,054	$411	$2,643	$3,054	$154	$2,900
(a) In-process R&D is not amortized until the associated project has been completed, at which point it becomes Developed technology. Alternatively, if the associated project is determined not to be viable, it will be expensed.

Amortization of acquisition-related intangibles was $86 million and $257 million for the three- and nine-month periods ended September 30, 2012, respectively, and $12 million and $26 million for the three- and nine-month periods ended September 30, 2011, respectively. Amortization expenses related to the National acquisition were $81 million and $244 million for the three- and nine-month periods ended September 30, 2012, respectively, and $6 million for both the three- and nine-month periods ended September 30, 2011.

8.	Postretirement benefit plans
Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2012	2011	2012	2011	2012	2011
Service cost	$6	$6	$1	$1	$10	$9
Interest cost	11	11	6	6	19	16
Expected return on plan assets	(12)	(11)	(6)	(5)	(20)	(20)
Amortization of prior service cost (credit)	—	—	1	1	(1)	(1)
Recognized net actuarial loss	4	6	4	3	10	10
Net periodic benefit cost	$9	$12	$6	$6	$18	$14

Settlement charges (credits)	—	—	—	—	(144)	—
Total, including charges	$9	$12	$6	$6	$(126)	$14

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2012	2011	2012	2011	2012	2011
Service cost	$18	$17	$4	$3	$29	$27
Interest cost	33	34	18	19	58	48
Expected return on plan assets	(37)	(34)	(18)	(16)	(59)	(59)
Amortization of prior service cost (credit)	1	1	3	2	(3)	(3)
Recognized net actuarial loss	12	17	10	9	34	29
Net periodic benefit cost	$27	$35	$17	$17	$59	$42

Curtailment charges (credits)	—	—	(1)	—	—	—
Settlement charges (credits)	—	—	—	—	(144)	—
Special termination benefit charges (credits)	(2)	—	—	—	—	—
Total, including charges	$25	$35	$16	$17	$(85)	$42

Transfer of Japan substitutional pension
In Japan, we maintain employee pension fund plans (EPFs) pursuant to the Japanese Welfare Pension Insurance Law (JWPIL). An EPF consists of two portions: a substitutional portion based on JWPIL-determined minimum old-age pension benefits similar to social security benefits in the United States; and a corporate portion established at the discretion of each employer. Employers and employees are exempt from contributing to the Japanese Pension Insurance (JPI) if the substitutional portion is funded by an EPF.

The JWPIL was amended to permit each EPF to separate the substitutional portion and transfer those obligations and related assets to the government of Japan. After such a transfer, the employer is required to contribute periodically to JPI, and the government of Japan is responsible for future benefit payments relating to the substitutional portion.

During the third quarter of 2012, our EPF received final approval for such a separation and transferred the obligations and assets of its substitutional portion to the government of Japan. On a pre-tax basis, this resulted in a net gain of $144 million recorded in Restructuring charges/other on our Consolidated statements of income and included in Other. This net gain of $144 million consisted of two parts - a gain of $339 million, representing the difference between the fair values of the obligations settled ($537 million) and the assets transferred to the government of Japan ($198 million), offset by a settlement loss of $195 million related to the recognition of previously unrecognized actuarial losses included in AOCI.

9.	Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings and to provide additional liquidity through bank loans. In March 2012, we replaced our existing lines of credit with a new five-year variable-rate revolving credit facility that allows us to borrow up to $2 billion through March 2017. This variable-rate credit facility is indexed to the London Interbank Offered Rate (LIBOR). As of September 30, 2012, we have no commercial paper outstanding, having repaid $500 million in the third quarter of 2012 and $1 billion on a cumulative basis in 2012.

Long-term debt
In August 2012, we issued an aggregate principal amount of $1.5 billion of fixed-rate long-term debt, with $750 million due in 2015 and $750 million due in 2019. The proceeds of the offering were $1.492 billion, net of the original issuance discount. We also incurred $7 million of issuance costs which are included in Other assets and are being amortized to Interest and debt expense over the term of the debt. The proceeds are for general corporate purposes, which include, among other things, the repurchases of common stock.

In May 2011, we issued fixed- and floating-rate long-term debt to help fund the National acquisition. The proceeds of the offering were $3.497 billion, net of the original issuance discount. We also incurred $12 million of issuance costs that are included in Other assets and are being amortized to Interest and debt expense over the term of the debt.

We also have an interest rate swap agreement related to the $1 billion floating-rate debt due 2013. Under this agreement, we will receive variable payments based on three-month LIBOR rates and pay a fixed rate through May 15, 2013. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the three-month LIBOR-based interest payments. We have designated this interest rate swap as a cash flow hedge and record changes in its fair value in AOCI. As of September 30, 2012, the fair value of the swap agreement is a $2 million liability. The net effect of this swap is to convert the $1 billion floating-rate debt to a fixed-rate obligation bearing a rate of 0.922 percent.

At the acquisition date, we assumed $1 billion of outstanding National debt with a fair value of $1.105 billion. The excess of the fair value over the stated value is being amortized as a reduction of Interest and debt expense over the term of the related debt. In the first nine months of 2012, we repaid $375 million of this debt.

The following table summarizes the total long-term debt outstanding as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Notes due 2012 at 6.15% (assumed with National acquisition)	$—	$375
Floating-rate notes due 2013 (swapped to a 0.922% fixed rate)	1,000	1,000
Notes due 2013 at 0.875%	500	500
Notes due 2014 at 1.375%	1,000	1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250	250
Notes due 2015 at 0.45%	750	—
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2019 at 1.65%	750	—
	5,625	4,500
Plus net unamortized premium	65	93
Less current portion of long-term debt	(1,500)	(382)
Total long-term debt	$4,190	$4,211

Interest incurred on debt and amortization of debt expense was $21 million and $62 million for the three- and nine-month periods ended September 30, 2012, respectively, and $15 million and $21 million for the three- and nine-month periods ended September 30, 2011, respectively. Capitalized interest was not material.

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

Discontinued operations indemnity
In connection with the 2006 sale of the former Sensors & Controls (S&C) business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. In a settlement with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our total remaining potential exposure from both of these indemnities will not exceed $200 million. As of September 30, 2012, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

11.	Segment data

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2012	2011	2012	2011
Segment Revenue
Analog	$1,843	$1,557	$5,329	$4,680
Embedded Processing	520	539	1,502	1,668
Wireless	325	580	1,040	1,797
Other	702	790	1,975	2,170
Total Revenue	$3,390	$3,466	$9,846	$10,315

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2012	2011	2012	2011
Segment Operating Profit (Loss)
Analog	$460	$414	$1,231	$1,278
Embedded Processing	63	113	151	356
Wireless	(53)	78	(129)	301
Other	370	209	581	692
Total Operating Profit	$840	$814	$1,834	$2,627

We use centralized manufacturing and facilities organizations to provide products and support to our operating segments. Costs incurred by these organizations, including depreciation, are charged out to the segments on a per-unit basis.  Consequently, depreciation expense is not an independently identifiable component within the segments’ results, and therefore is not provided.

12.	Dividends
In September 2012, we announced a 24 percent increase in our quarterly cash dividend rate. The new quarterly dividend will increase from $0.17 to $0.21 per share. The new dividend will be payable November 19, 2012, to stockholders of record on October 31, 2012.

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
We were the world's fourth largest semiconductor company in 2011 as measured by revenue, according to industry data from an external source. Additionally, we sell calculators and related products.
On September 23, 2011, we completed the acquisition of National Semiconductor Corporation (National). The acquisition has brought to TI a portfolio of thousands of analog products, strong customer design tools and additional manufacturing capacity, and is consistent with our strategy to grow our Analog business. The results of National's operations from the acquisition date are included in our Analog segment under the name Silicon Valley Analog.
Product information
Semiconductors are electronic components that serve as the building blocks inside modern electronic systems and equipment. Semiconductors come in two basic forms: individual transistors and integrated circuits (generally known as "chips'') that combine multiple transistors on a single piece of material to form a complete electronic circuit. Our products, more than 80,000 in number, are integrated circuits that are used to accomplish many different things, such as converting and amplifying signals, interfacing with other devices, managing and distributing power, processing data, canceling noise and improving signal resolution. This broad portfolio includes products that are integral to almost all electronic equipment. In 2011, we sold over 20 billion units of our products.
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
Additional information regarding each segment's products follows.
Analog
Analog semiconductors change real-world signals — such as sound, temperature, pressure or images — by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as digital signal processors (DSPs). Analog semiconductors are also used to manage power distribution and consumption. Sales to our Analog segment's more than 90,000 customers generated about 47 percent of our revenue in 2011. According to external sources, the worldwide market for analog semiconductors was about $42 billion in 2011. Our Analog segment's revenue in 2011 was about $6.5 billion, or about 15 percent of this fragmented market, the leading position. We believe that we are well positioned to increase our market share over time.
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
Embedded Processing
Our Embedded Processing products include our DSPs and microcontrollers. DSPs perform mathematical computations almost instantaneously to process or improve digital data. Microcontrollers are designed to control a set of specific tasks for electronic equipment. Sales of Embedded Processing products generated about 15 percent of our revenue in 2011. According to external sources, the worldwide market for embedded processors was about $18 billion in 2011. Our Embedded Processing segment's revenue in 2011 was about $2.0 billion, or about 12 percent of this fragmented market. We believe we are well positioned to increase our market share over time.
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
Wireless
Growth in the wireless market is being driven by the demand for smartphones, tablet computers and other emerging applications. Many of today's smartphones and tablets use an applications processor to run the device's software operating system and to enable the expanding functionality that has made smartphones and tablets the fastest growing wireless market segments. Many wireless devices also use other semiconductors to enable wireless connectivity using technologies such as Bluetooth®, WiFi networks, GPS and Near Field Communications.
We design, make and sell products to satisfy each of these requirements. Wireless products are typically sold in high volumes. Our Wireless portfolio includes both catalog products and custom products. Sales of Wireless products generated about $2.5 billion, or about 18 percent of our revenue, in 2011, with a majority of those sales to a single customer.
Our Wireless investments are concentrated on our OMAPTM applications processors and our connectivity products, areas we believe offer growth opportunities and which will enable us to take advantage of the increasing demand for more powerful and more functional wireless devices. We no longer invest in development of baseband products (products that allow a cell phone to connect to the cellular network), an area we believe offers far less promising growth prospects. Almost all of our baseband products are sold to a single customer. We expect substantially all of our baseband revenue, which was $1.1 billion in 2011, to cease by the end of 2012. We recently announced that we are reprofiling our remaining Wireless activities as we focus on emerging embedded processing market opportunities for these products.
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
Our internal/external manufacturing strategy reduces the level of our required capital expenditures, and thereby reduces our subsequent levels of depreciation below what it would be if we sourced all manufacturing internally. Consequently, we experience less fluctuation in our profit margins due to changing product demand, and lower cash requirements for expanding and updating our manufacturing capabilities. In January 2012, we announced that we plan to close an older wafer fabrication facility in Hiji, Japan, and another in Houston, Texas. We expect to complete these plant closures in 2013.

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
Market cycle
The "semiconductor cycle'' is an important concept that refers to the ebb and flow of supply. The semiconductor market historically has been characterized by periods of tight supply caused by strengthening demand and/or insufficient manufacturing capacity, followed by periods of surplus inventory caused by weakening demand and/or excess manufacturing capacity. These are typically referred to as upturns and downturns in the semiconductor cycle. The semiconductor cycle is affected by the significant time and money required to build and maintain semiconductor manufacturing facilities.
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

Third-Quarter 2012 results
Our third-quarter revenue was $3.39 billion, net income was $784 million and earnings per share (EPS) were 67 cents. EPS includes 7 cents of charges associated with the company's acquisition of National and restructuring. EPS also includes a benefit of 22 cents for changes in taxes and a Japan pension program.

Our revenue grew sequentially and operations were well executed even though the economy and semiconductor market remained weak and likely will get weaker in the fourth quarter. Our core businesses of Analog and Embedded Processing each grew revenue by 2 percent.  Our operations were disciplined, with expenses and inventory levels both down, and our core businesses grew profit faster than revenue.

Our business model is focused on Analog and Embedded Processing. These two core businesses now comprise 70 percent of our revenue.  The importance of this strategy shows in the strong cash that we generate even in weak markets and in our ability to return that cash to shareholders.  In the third quarter, our free cash flow exceeded $1 billion, and we returned more than 75 percent of it through dividends and share repurchases.  Our confidence in the long-term sustainability of our business model drove the dividend increase of 24 percent that we announced in the quarter.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	September 30, 2012	September 30, 2011	June 30, 2012
Revenue	$3,390	$3,466	$3,335
Cost of revenue (COR)	1,650	1,722	1,684
Gross profit	1,740	1,744	1,651
Research and development (R&D)	463	395	480
Selling, general and administrative (SG&A)	453	388	456
Restructuring charges/other	(122)	—	13
Acquisition charges	106	147	104
Operating profit	840	814	598
Other income (expense), net (OI&E)	24	(19)	(2)
Interest and debt expense	21	15	20
Income before income taxes	843	780	576
Provision for income taxes	59	179	130
Net income	$784	$601	$446

Earnings per common share:
Basic	$.68	$.52	$.38
Diluted	$.67	$.51	$.38

Average shares outstanding (millions):
Basic	1,130	1,144	1,140
Diluted	1,141	1,157	1,154

Cash dividends declared per share of common stock	$.17	$.13	$.17

Percentage of revenue:
Gross profit	51.3%	50.3%	49.5%
R&D	13.6%	11.4%	14.4%
SG&A	13.4%	11.2%	13.7%
Operating profit	24.8%	23.5%	17.9%

As required by accounting rule ASC 260, net income allocated to unvested restricted stock units, on which we pay dividend equivalents, is excluded from the calculation of EPS.  The amount excluded is $14 million, $10 million and $8 million for the quarters ending September 30, 2012, September 30, 2011, and June 30, 2012, respectively.

Events affecting comparability

The following events or transactions have been recorded in Other:

Results for all periods presented include the related costs and insurance proceeds from the impact of the March 2011 earthquake and associated events in Japan. See Note 3 to the financial statements for detailed information.

During the third quarter of 2012, we transferred the obligations and assets of a portion of our Japan pension program to the government of Japan, which resulted in a net gain. See Note 8 to the financial statements for detailed information.

Quarterly results for 2012 also include restructuring and other charges associated with actions initiated in the fourth quarter of 2011 to close certain manufacturing facilities in Houston, Texas, and Hiji, Japan. See Note 4 to the financial statements for detailed information.

Various incremental costs, such as amortization of intangibles, retention bonuses and other items directly associated with the acquisition of National that are separately identifiable from the ongoing operating results have been recorded in Other as they were incurred. See Note 2 to the financial statements for detailed information.

The third-quarter 2012 tax provision includes a discrete tax benefit and a benefit from the cumulative effect of our lowering the effective tax rate for 2012. See Note 5 to the financial statements for details.

Details of financial results

Revenue for the third quarter of 2012 was $3.39 billion, a decrease of $76 million, or 2 percent, from the year-ago quarter primarily due to lower revenue from Wireless and, to a lesser extent, Other. These declines were mostly offset by growth in Analog, specifically from the inclusion of a full quarter of SVA. Compared with the prior quarter, revenue increased $55 million, or 2 percent, due to growth in Analog and Embedded Processing, each of which grew about 2 percent, and to a lesser extent, the receipt of $60 million of business interruption insurance proceeds resulting from the Japan earthquake.

Gross profit for the third quarter of 2012 was $1.74 billion, or 51.3 percent of revenue, about even with the year-ago quarter. The effect of lower revenue and the costs associated with lower levels of factory utilization were offset by profit from higher business interruption insurance proceeds and lower manufacturing costs. The impact of underutilization for the third quarter of 2012 was $146 million. Compared with the prior quarter, gross profit increased $89 million, or 5 percent, primarily due to higher revenue, specifically business interruption insurance proceeds.

Operating expenses for the third quarter of 2012 were $463 million for R&D and $453 million for SG&A. Compared with the year-ago period, R&D expense increased $68 million, or 17 percent, and SG&A expense increased $65 million, or 17 percent, both primarily due to the inclusion of a full quarter of SVA. Compared with the prior quarter, R&D expense decreased $17 million, or 4 percent, due to lower product development costs, and SG&A expense was about even.

Included in the Restructuring charges/other line on the income statement is a net benefit of $144 million associated with the Japan pension program change. Partially offsetting this benefit are charges of $22 million associated with the previously announced planned closure or potential sale of several older factories. Restructuring charges for the prior quarter were $13 million.

In the third quarter of 2012, we incurred $106 million of acquisition charges associated with the National acquisition, compared with $147 million in the year-ago quarter and $104 million in the prior quarter. Quarterly acquisition charges of $81 million are from the ongoing amortization of intangible assets, with the remainder due to retention bonuses and other costs.

In the fourth quarter of 2012, we expect EPS will be negatively impacted by about 6 cents from acquisition and restructuring charges.

For the third quarter of 2012, our operating profit was $840 million, or 24.8 percent of revenue, compared with $814 million, or 23.5 percent of revenue, for the year-ago quarter and $598 million, or 17.9 percent of revenue, for the prior quarter. The increase from the year-ago quarter was due to the benefit from the Japan pension program change and lower acquisition charges that more than offset higher operating expenses resulting from the inclusion of a full quarter of SVA. Compared with the prior quarter, operating profit was higher primarily due to the effects of the Japan pension program change, and to a lesser extent, higher gross profit and lower operating expenses.

OI&E for the third quarter of 2012 was income of $24 million compared with expense of $19 million in the year-ago quarter and expense of $2 million in the prior quarter. The increase from the year-ago quarter was primarily due to recognition last year of an expense associated with a lawsuit related to a divested business. Also affecting the increase in income in both comparisons was higher income from equity investments.

Interest and debt expense for the third quarter of 2012 was $21 million. The increase over the year-ago quarter and the prior quarter was primarily due to the effect of having more debt outstanding in the current quarter. In August 2012, we issued $1.5 billion of fixed-rate long-term debt. See Note 9 to the financial statements for details regarding debt outstanding.

As of September 30, 2012, our estimated annual effective tax rate for 2012 is about 22 percent. Quarterly income taxes are calculated using the estimated annual effective tax rate. See Note 5 to the financial statements for additional information. The tax rate is based on current law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2011.

For the third quarter of 2012, our tax provision was $59 million compared with $179 million in the year-ago quarter and $130 million in the prior quarter. The third-quarter tax provision includes a $90 million discrete tax benefit, which is primarily due to additional U.S. tax benefits for manufacturing related to the years 2007 through 2011, and a $67 million benefit from the cumulative effect of our lowering the estimated effective tax rate for 2012. The lower tax rate estimate was primarily due to a revised estimate of the impact of non-U.S. effective tax rates. With respect to the benefits for manufacturing, we may seek additional deductions for years prior to 2007 and, as a result, may recognize an additional discrete item in the fourth quarter.

For the third quarter of 2012, net income was $784 million compared with $601 million for the year-ago quarter and $446 million for the prior quarter. EPS was $0.67 compared with $0.51 for the year-ago quarter and $0.38 for the prior quarter. EPS includes 7 cents of charges associated with the acquisition of National and with restructuring. EPS also includes a benefit of 14 cents for taxes and a benefit of 8 cents for the Japan pension program.

Orders in the third quarter were $3.24 billion, an increase of 6 percent from the year-ago quarter and a decrease of 5 percent from the prior quarter.

Segment results

In the results discussions below, changes in revenue are caused by changes in product shipment volumes unless otherwise noted.

Analog

	3Q12	3Q11	3Q12 vs. 3Q11	2Q12	3Q12 vs. 2Q12
Revenue	$1,843	$1,557	18%	$1,800	2%
Operating profit	460	414	11%	437	5%
Operating profit % of revenue	25.0%	26.6%		24.3%

Analog revenue increased 18 percent from the year-ago quarter due to the inclusion of a full quarter of SVA revenue. Revenue from Power and HVAL contributed to the increase to a lesser extent. Partially offsetting these increases was lower revenue from HPA. Compared with the prior quarter, revenue increased 2 percent due to growth in HVAL and, to a lesser extent, Power. HPA revenue declined due to lower shipments and SVA revenue declined due to a lower proportion of shipments of higher priced products. Compared with the year-ago quarter, operating profit was up as higher revenue and associated gross profit more than offset higher operating expenses. Operating profit increased from the prior quarter primarily due to operating expense reductions, and to a lesser extent, higher gross profit.

Embedded Processing

	3Q12	3Q11	3Q12 vs. 3Q11	2Q12	3Q12 vs. 2Q12
Revenue	$520	$539	-4%	$509	2%
Operating profit	63	113	-44%	51	24%
Operating profit % of revenue	12.2%	21.0%		10.0%

Embedded Processing revenue decreased 4 percent from the year-ago quarter due to lower revenue from products sold into communications infrastructure applications. Partially offsetting this decrease was a higher proportion of shipments of higher-priced products sold into automotive applications and, to a lesser extent, higher revenue from catalog products. Compared with the prior quarter, revenue increased 2 percent due to catalog products. Revenue from products sold into communications infrastructure applications declined and revenue from products sold into automotive applications was even. Compared with the year-ago quarter, operating profit decreased primarily due to lower gross profit. Operating profit increased from the prior quarter primarily due to operating expense reductions.

Wireless

	3Q12	3Q11	3Q12 vs. 3Q11	2Q12	3Q12 vs. 2Q12
Revenue	$325	$580	-44%	$342	-5%
Operating profit (loss)	(53)	78	n/a	(51)	-4%
Operating profit (loss) % of revenue	(16.5)%	13.3%		(14.7)%

Wireless revenue decreased 44 percent from the year-ago quarter and 5 percent from the prior quarter, primarily due to baseband products, and to a lesser extent, connectivity products. Compared to the year-ago quarter, revenue from OMAP applications processors increased primarily due to a higher proportion of shipments of higher priced products. Revenue from OMAP applications processors increased compared to the prior quarter. Baseband revenue for the third quarter of 2012 was $54 million, a decrease of $209 million, or 79 percent, from the year-ago quarter and $36 million, or 40 percent, from the prior quarter. Wireless operating profit from the year-ago quarter became an operating loss due to lower revenue and associated gross profit. The operating loss increased from the prior quarter due to lower revenue and associated gross profit.

Other

	3Q12	3Q11	3Q12 vs. 3Q11	2Q12	3Q12 vs. 2Q12
Revenue	$702	$790	-11%	$684	3%
Operating profit	370	209	77%	161	130%
Operating profit % of revenue	52.6%	26.5%		23.5%
Restructuring charges and other*	22	—		13
Japan pension program change*	(144)
Acquisition charges*	106	147		104
Other acquisition-related charges — in COR*	—	7		—

*Included in operating profit

Compared with the year-ago quarter, revenue was down 11 percent due to lower revenue from DLP products, the expiration of transitional supply agreements associated with previously acquired factories, and to a lesser extent, lower calculator revenue. These decreases more than offset higher revenue resulting from the business interruption insurance proceeds. Compared with the prior quarter, revenue was up 3 percent due to higher business interruption insurance proceeds, and to a lesser extent, higher royalties and increased revenue from a higher proportion of shipments of higher priced graphing calculators. Partially offsetting these increases was lower revenue from DLP products and custom ASIC products. Operating profit increased from the year-ago quarter primarily due to the Japan pension program change, although lower acquisition charges and lower operating expenses also contributed. Operating profit increased from the prior quarter primarily due to the pension change, although business interruption insurance proceeds also contributed to a lesser extent.

First nine months of 2012 results

For the first nine months of 2012, we report the following:

Revenue was $9.85 billion, a decrease of $469 million, or 5 percent, compared with the year-ago period due to a decline across a broad range of products. These declines were partially offset by the inclusion of SVA results.

Gross profit was $4.92 billion, a decrease of $302 million, or 6 percent, from the year-ago period due to lower revenue and higher underutilization expense, partially offset by insurance proceeds resulting from the Japan earthquake. Underutilization expense in the first nine months of 2012 was $361 million. Gross profit margin was 50.0 percent of revenue compared with 50.6 percent in the year-ago period.

R&D expense of $1.45 billion increased 17 percent from the year-ago period primarily due to the inclusion of SVA. R&D expense as a percent of revenue was 14.7 percent compared with 12.0 percent in the year-ago period.

SG&A expense was $1.37 billion, an increase of 15 percent from the year-ago period, due to the inclusion of SVA. SG&A expense as a percent of revenue was 13.9 percent compared with 11.6 percent in the year-ago period.

Restructuring charges/other for the first nine months of 2012 was a net benefit of $99 million reflecting the benefit from the change in the Japan pension program as well as the effect of restructuring charges. See Note 4 to the financial statements for detailed information.

Acquisition charges for the first nine months of 2012 were $363 million. Ongoing amortization of intangible assets related to National was $244 million and the remainder was due to retention bonuses and other costs. In the first nine months of 2012, we also recognized $21 million in COR associated with the termination of a distributor contract. Acquisition charges for the first nine months of 2011 were $162 million, consisting primarily of severance and other benefits, transaction costs and stock-based compensation.

Operating profit was $1.83 billion, or 18.6 percent of revenue, compared with $2.63 billion, or 25.5 percent of revenue, in the year-ago period. The decrease was due to, in declining order, higher operating expenses, lower revenue and associated gross profit and higher acquisition charges.

Interest and debt expense was $62 million, an increase over the year-ago period due to the effects of a full nine months' interest and other debt amortization associated with the issuance of $3.5 billion of long-term debt in May 2011 and the $1.0 billion of debt assumed with the acquisition of National in September 2011.

The tax provision was $285 million, compared with $669 million in the year-ago period. The decrease was due to lower income before income taxes and discrete tax benefits.

Net income was $1.49 billion compared with $1.94 billion in the year-ago period. EPS was $1.27 compared with $1.62 in the year-ago period.

Orders were $9.89 billion, a decrease of 4 percent from the year-ago period.

Segment results

In the results discussions below, changes in revenue are caused by changes in product shipment volumes unless otherwise noted.

Analog

	YTD 2012	YTD 2011	YTD 2012 vs. YTD 2011
Revenue	$5,329	$4,680	14%
Operating profit	1,231	1,278	-4%
Operating profit % of revenue	23.1%	27.3%

Analog revenue increased 14 percent from the year-ago period due to the inclusion of SVA. Power also increased, but to a lesser extent. Partially offsetting these increases was lower revenue from HPA. HVAL was about even. For the first nine months of 2012, operating profit decreased 4 percent from the year-ago period as higher operating expenses were partially offset by higher gross profit.

Embedded Processing

	YTD 2012	YTD 2011	YTD 2012 vs. YTD 2011
Revenue	$1,502	$1,668	-10%
Operating profit	151	356	-58%
Operating profit % of revenue	10.0%	21.3%

Embedded Processing revenue decreased 10 percent from the year-ago period due to decreased shipments of products sold into communications infrastructure applications and, to a lesser extent, a lower proportion of shipments of higher-priced catalog products. This was partially offset by products sold into automotive applications. Compared with the year-ago period, operating profit decreased 58 percent primarily due to lower gross profit.

Wireless

	YTD 2012	YTD 2011	YTD 2012 vs. YTD 2011
Revenue	$1,040	$1,797	-42%
Operating profit (loss)	(129)	301	n/a
Operating profit (loss)% of revenue	(12.4)%	16.7%

Wireless revenue decreased 42 percent from the year-ago period primarily due to baseband products, and to a lesser extent, connectivity products. Baseband revenue was $231 million, a decrease of 72 percent from the year-ago period. Partially offsetting these decreases was increased revenue from a higher proportion of shipments of higher-priced OMAP applications processors. Compared with the year-ago period, operating profit decreased due to lower revenue and associated gross profit.

Other

	YTD 2012	YTD 2011	YTD 2012 vs. YTD 2011
Revenue	$1,975	$2,170	-9%
Operating profit	581	692	-16%
Operating profit % of revenue	29.4%	31.9%
Restructuring charges and other*	45	—
Japan pension program change*	(144)	—
Acquisition charges*	363	162
Other acquisition-related charges — in COR*	21	7

* Included in operating profit

Other revenue decreased 9 percent from the year-ago period due to a lower proportion of shipments of higher-priced DLP products and, to a lesser extent, lower revenue from transitional supply agreements. These decreases were partially offset by business interruption insurance proceeds resulting from the Japan earthquake and increased revenue from custom ASIC products. Operating profit decreased from the year-ago period primarily due to higher acquisition charges partially offset by the Japan pension program change.

Financial Condition

At the end of the third quarter of 2012, total cash (cash and cash equivalents plus short-term investments) was $3.66 billion. This was $726 million higher than at the end of 2011.

Accounts receivable were $1.62 billion at the end of the third quarter, an increase of $78 million from the end of 2011. This increase was primarily due to higher receivables from calculators, the result of seasonally higher revenue. Days sales outstanding were 43 at the end of the quarter compared with 41 at the end of 2011.

Inventory was $1.85 billion at the end of the third quarter. This was an increase of $60 million from the end of 2011. Days of inventory at the end of the third quarter were 101 compared with 86 at the end of 2011. The inventory increase was due to building inventory to support future demand.

Liquidity and Capital Resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are our cash and cash equivalents, short-term investments and revolving credit facilities. Cash flow from operations for the first nine months of 2012 was $2.33 billion, an increase of $41 million from the year-ago period due to lower working capital requirements.

We had $1.21 billion of cash and cash equivalents and $2.45 billion of short-term investments as of September 30, 2012. We have a variable-rate revolving credit facility that allows us to borrow up to $2 billion until March 2017. This credit facility also serves as support for the issuance of commercial paper. As of September 30, 2012, we had no commercial paper outstanding.

In August 2012, we received proceeds of $1.49 billion from the issuance of fixed-rate long-term debt (net of original issuance discount). The proceeds will be used for general corporate purposes, which could include, among other things, repurchases of common stock. See Note 9 for details of the new debt.

For the first nine months of 2012, investing activities used cash of $850 million, compared with $5.18 billion used in the year-ago period primarily for the acquisition of National. Capital expenditures in the first nine months of 2012 totaled $399 million compared with $663 million in the year-ago period. This decrease was primarily due to decreased expenditures for assembly/test equipment and wafer manufacturing equipment. We used cash of $502 million to make net purchases of short-term investments in the first nine months of 2012 compared with receiving $791 million of cash from net sales and maturities of short-term investments in the year-ago period.

Financing activities used net cash of $1.26 billion for the first nine months of 2012 and provided $3.15 billion in the year-ago period. For the first nine months of 2012, we received proceeds of $1.49 billion from the August debt issuance. This compares with proceeds in 2011 of $3.50 billion we received from the issuance of fixed- and variable-rate long-term debt (net of the original issuance discount) and $1.20 billion from the issuance of commercial paper. In 2012, we used cash to repay $1.0 billion of commercial paper borrowings and maturing debt assumed in the National acquisition. See Note 9 to the financial statements for additional information. We also used $1.20 billion of cash in the first nine months of 2012 to repurchase 39 million shares of our common stock and paid dividends of $584 million. In the same period last year we used $1.67 billion of cash to repurchase 49 million shares of common stock and paid $451 million in dividends. Employee exercises of TI stock options provided cash proceeds of $390 million compared with $563 million for the year-ago period.

In September 2012, we announced a 24 percent increase in our quarterly cash dividend rate. The new quarterly dividend increased from $0.17 to $0.21 per share. The new dividend will be payable November 19, 2012, to stockholders of record on October 31, 2012.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures, debt obligations, dividend payments and other business requirements for at least the next 12 months.

In 2012, we expect approximately: an annual effective tax rate of 22 percent; R&D expense of $1.9 billion; capital expenditures of $0.5 billion; and depreciation of $1.0 billion. The tax rate is based on current law and does not assume reinstatement of the federal research tax credit, which expired at the end of 2011.

Long-term contractual obligations

In addition to the long-term debt obligations described in the long-term contractual obligations chart on page 49 of Exhibit 13 to our Form 10-K for the year ended December 31, 2011, in August 2012 we issued $750 million of 0.45% notes maturing in 2015 and $750 million of 1.65% notes maturing in 2019. See Note 9 to the financial statements for additional information.

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

ITEM 1A. Risk Factors.

Information concerning our risk factors is contained on pages 25-28 of our Form 10-Q for the quarter ended March 31, 2012, and is incorporated by reference herein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2012	—	$—	—		$5.07 billion
August 1 through August 31, 2012	19,520,400	$29.20	19,520,400		$4.50 billion
September 1 through September 30, 2012	1,044,400	$28.75	1,044,400		$4.47 billion
Total	20,564,800	$29.18	20,564,800	(2)	$4.47 billion	(3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of September 30, 2012, this amount consisted of the remaining portion of the $7.5 billion authorization. No expiration date was specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
4.1
Indenture between Texas Instruments Incorporated and U.S. Bank National Association, as Trustee (dated as of May 23, 2011) (incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 8-K dated May 16, 2011).

4.2	Officer's Certificate setting forth the terms of the Notes (dated May 23, 2011) (incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form 8-K dated May 16, 2011).
10.1	Amendment No. 2 to the TI Deferred Compensation Plan (filed herewith).
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.ins	XBRL Instance Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

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

For a more detailed discussion of these factors, see the Risk Factors discussion in Item 1A of TI's Form 10-Q for the quarter ended March 31, 2012. The forward-looking statements included in this report on Form 10-Q are made only as of the date of this report, and TI undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	November 2, 2012