Form 10-K
period 2012-12-31
TEXAS INSTRUMENTS INC
filed 2013-02-22
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Registrant’s Telephone Number, Including Area Code: 214-479-3773
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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $31,629,212,979 as of June 29, 2012.

1,104,787,389 (Number of shares of common stock outstanding as of January 31, 2013)

Parts I, II and IV hereof incorporate information by reference to the Registrant's 2012 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant's proxy statement for the 2013 annual meeting of stockholders.

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
We were the world's fourth largest semiconductor company in 2012 as measured by revenue, according to preliminary estimates from an external source.
Financial information with respect to our segments and our operations outside the United States is contained in the note to the financial statements captioned “Segment and geographic area data” in TI's 2012 annual report to stockholders. It is incorporated herein by reference to such annual report.
Product Information
Semiconductors are electronic components that serve as the building blocks inside modern electronic systems and equipment. Semiconductors come in two basic forms: individual transistors and integrated circuits (generally known as “chips”) that combine multiple transistors on a single piece of material to form a complete electronic circuit. Our products, more than 100,000 orderable parts, are integrated circuits that are used to accomplish many different things, such as converting and amplifying signals, interfacing with other devices, managing and distributing power, processing data, canceling noise and improving signal resolution. This broad portfolio includes products that are integral to almost all electronic equipment.
We sell catalog and, to a lesser extent, custom semiconductor products. Catalog products are designed for use by many customers and/or many applications and are sold through both distribution and direct channels. The majority of our catalog products are proprietary, but some are commodity products. The life cycles of catalog products generally span multiple years, with some products continuing to sell for decades after their initial release. Custom products are designed for a specific customer for a specific application, are sold only to that customer and are typically sold directly to the customer. The life cycles of custom products are generally determined by end-equipment upgrade cycles and can be as short as 12 to 24 months.
Our segments represent groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels, and how management allocates resources and measures results. Additional information regarding each segment's products follows.
Analog
Analog semiconductors change real-world signals - such as sound, temperature, pressure or images - by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as digital signal processors (DSPs). Analog semiconductors are also used to manage power in every electronic device, whether plugged into a wall or running off a battery. We estimate that we sell our Analog products to more than 100,000 customers. These sales generated about 55 percent of our revenue in 2012. According to external sources, the worldwide market for analog semiconductors was about $39 billion in 2012. Our Analog segment's revenue in 2012 was about $7.0 billion, or about 18 percent of this fragmented market, the leading position. We believe that we are well positioned to increase our market share over time.
Our Analog segment includes the following major product lines: High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA).

HVAL products: These include both high-volume analog and logic products. High-volume analog includes integrated analog products for specific applications, including custom products. End markets for high-volume analog products include communications, automotive, computing and many consumer electronics products. Logic includes some commodity products marketed to many different customers for many different applications.
Power products: These include both catalog and application-specific products that help customers manage power in any type of electronic system. We design and manufacture power management semiconductors for both portable devices

(battery-powered devices, such as handheld consumer electronics, laptop computers and cordless power tools) and line-powered systems (products that require an external electrical source, such as computers, digital TVs, wireless basestations and high-voltage industrial equipment).
HPA products: These include catalog analog products, such as amplifiers, data converters and interface semiconductors, that we market to many different customers who use them in manufacturing a wide range of products sold in many end markets, including the industrial, communications, computing and consumer electronics markets. HPA products generally have long life cycles, often more than 10 years.
SVA products: These consist of products that we acquired through our purchase of National Semiconductor Corporation (National) in 2011. These include power management, data converter, interface and operational amplifier catalog analog products, nearly all of which are complementary to our other Analog products. This portfolio of thousands of products is marketed to many different customers who use them in manufacturing a wide range of products sold in many end markets. SVA products generally have long life cycles, often more than 10 years.
Embedded Processing
Our Embedded Processing products include our DSPs and microcontrollers. DSPs perform mathematical computations almost instantaneously to process or improve digital data. Microcontrollers are designed to control a set of specific tasks for electronic equipment. Sales of Embedded Processing products generated about 15 percent of our revenue in 2012. According to external sources, the worldwide market for embedded processors was about $17 billion in 2012. Our Embedded Processing segment's revenue in 2012 was about $2.0 billion. This was the number two position and represented about 12 percent of this fragmented market. We believe we are well positioned to increase our market share over time.
An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because customers prefer to re-use software from one product generation to the next. We make and sell catalog Embedded Processing products used in many different applications and application-specific Embedded Processing products used in communications infrastructure equipment and automotive applications.
Wireless
During 2012, our Wireless products consisted of OMAPTM applications processors, connectivity products and baseband products.  We concentrated our Wireless investments on OMAP applications processors and connectivity products for the smartphone and consumer tablet markets.  Sales of Wireless products generated about $1.4 billion, or about 11 percent, of our revenue for 2012, of which OMAP and connectivity products represented about $1.1 billion.   We had $0.3 billion in revenue from baseband products, a product line that we have previously announced we are exiting.
In November 2012, we announced that we would restructure our Wireless business to focus investments on embedded markets with greater potential for sustainable growth.  Specifically, we now focus our OMAP applications processors and connectivity products on embedded applications with long life cycles instead of on the smartphone and consumer tablet markets, where large customers are increasingly developing their own custom chips.  These changes will result in lower resource and investment demands and, as we have previously announced, elimination of the Wireless segment.
Embedded OMAP applications processors, which often use a standard operating system such as Android, Linux, QNX or Windows, are used in applications that are multi-function, need a graphically intensive user interface and often are connected to the Internet.  Embedded connectivity products include low-power wireless network standards like Zigbee®, and other technologies such as Bluetooth®, WiFi, GPS and Near Field Communications.  Both of these product lines have many of the same characteristics as those in our Embedded Processing segment and will be reported in that segment beginning with our first-quarter 2013 financial report.  In 2012, sales of these products were about $150 million.
We expect our revenue from OMAP and connectivity products sold into smartphone and consumer tablet applications to decline rapidly in 2013 and to substantially cease by the end of the year.  We also expect baseband revenue to be essentially zero in 2013. Beginning with our first-quarter 2013 financial report, financial results for Wireless products for the smartphone and consumer tablet markets will be included in Other.

Other
Other includes revenue from our smaller product lines, such as DLP® (primarily used in projectors to create high-definition images), custom semiconductors known as application-specific integrated circuits (ASICs) and calculators. It also includes royalties received for our patented technology that we license to other electronics companies and revenue from transitional supply agreements related to acquisitions and divestitures. Other generated about $2.5 billion, or about 19 percent of our revenue, in 2012. We also include in Other certain acquisition-related charges that are not used in evaluating results of and allocating resources to our Analog, Embedded Processing and Wireless segments. These charges include certain fair-value adjustments, restructuring charges, transaction expenses, acquisition-related retention bonuses and amortization of intangible assets. Other also includes certain corporate-level items, such as litigation and environmental costs, insurance proceeds, and assets and liabilities associated with our centralized operations, such as our worldwide manufacturing, facilities and procurement operations.
Applications for Our Products
The table below lists the major end markets that used our products in 2012 and the approximate percentage of our 2012 product revenue that the market represented. The chart also lists the most frequent applications and our products used within these key markets.

End Market	Applications	TI Products
Communications (31% of product revenue)	Phones and infrastructure equipment Mobile connectivity solutions (including wireless LAN, global positioning systems, Bluetooth®, NFC) Video conferencing	Analog, Embedded Processing, Wireless, Other
Computing (25% of product revenue)	Printers Hard disk drives Monitors and projectors Notebooks, netbooks, desktop computers and servers Tablets	Analog, Embedded Processing, Wireless, Other
Industrial (17% of product revenue)
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
LED lighting
Factory automation
Analog, Embedded Processing, Wireless, Other
Consumer Electronics (13% of product revenue)	Digital cameras Gaming Home and portable audio/visual equipment Home appliances Personal navigation devices eBook readers Pico projectors	Analog, Embedded Processing, Wireless, Other
Automotive (11% of product revenue)	Safety systems Driver information/entertainment Power train Body systems	Analog, Embedded Processing, Wireless, Other
Education (3% of product revenue)	Handheld graphing and scientific calculators and peripheral hardware Educational software	Other
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
Seasonality
Our revenue and operating results are subject to some seasonal variation. Our semiconductor sales generally are seasonally weaker in the first and fourth quarters and stronger in the second and third quarters, as manufacturers prepare for the major holiday selling seasons. Calculator revenue is tied to the U.S. back-to-school season and is therefore at its highest in the second and third quarters.
Competitive landscape
In each segment, we face significant global competition from numerous large and small companies, including both broad-based suppliers and niche suppliers. Our competitors also include emerging companies, particularly in Asia, that sell products into the same markets in which we operate. We believe that competitive performance in the semiconductor market generally depends on several factors, including the breadth of a company's product line, the strength and depth of the sales network, technological innovation, technical support, customer service, quality, reliability, price and scale.
The primary competitive factors for our Analog products include design proficiency, a diverse product portfolio to meet wide-ranging customer needs, manufacturing process technologies that provide differentiated levels of performance, applications and sales support, and manufacturing expertise and capacity. Our primary Analog competitors include Analog Devices, Inc.; Fairchild Semiconductor Corporation; Freescale Semiconductor, Inc.; Infineon Technologies AG; Intersil Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; NXP Semiconductors N.V.; QUALCOMM Incorporated; Richtek Technology Corporation; and STMicroelectronics NV.
The primary competitive factors for our Embedded Processing products are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, installed base of software, software expertise, applications and sales support, and a product's performance and power characteristics. Primary competitors of our Embedded Processing segment include Atmel Corporation; Freescale Semiconductor, Inc.; Infineon Technologies AG; Microchip Technology, Inc.; NXP Semiconductors N.V.; Renesas Electronics Corporation; and STMicroelectronics NV.
The primary competitive factors for our Wireless products are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, software expertise, applications support and a product's performance and power characteristics. Primary Wireless competitors include Broadcom Corp.; CSR plc; Intel Corporation; Marvell Technology Group, Ltd.; NVIDIA Corporation; QUALCOMM Incorporated; and Samsung LSI.
Manufacturing
Semiconductor manufacturing begins with a sequence of photo-lithographic and chemical processing steps that fabricate a number of semiconductor devices on a thin silicon wafer. Each device on the wafer is tested, the wafer is cut into individual units and each unit is assembled into a package that then is usually retested. The entire process takes place in highly specialized facilities and requires an average of 12 weeks, with most products completing within 8 to 16 weeks.
The cost and lifespan of the equipment and processes we use to manufacture semiconductors vary by technology. Our Analog products and most of our Embedded Processing products can be manufactured using mature and stable, and therefore less expensive, equipment than is needed for manufacturing advanced CMOS logic products, such as our Wireless products.
We own and operate semiconductor manufacturing facilities in North America, Asia, Japan and Europe. These include both wafer fabrication and assembly/test facilities. Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation. Because we own much of our manufacturing capacity, a significant portion of our operating cost is fixed. In general, these fixed costs do not decline with reductions in customer demand or utilization of capacity, potentially hurting our profit margins. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, potentially benefiting our profit margins.
We expect to maintain sufficient internal wafer fabrication capacity to meet the vast majority of our production needs. To supplement our internal wafer fabrication capacity and maximize our responsiveness to customer demand and return on capital, our wafer manufacturing strategy utilizes the capacity of outside suppliers, commonly known as foundries, and subcontractors. In 2012, we sourced about 20 percent of our total wafers and about 75 percent of our advanced CMOS logic needs from external foundries.

In 2011, we initiated closure of an older wafer fabrication facility in Hiji, Japan, and another in Houston, Texas. We expect to complete these plant closures in 2013.

Inventory

Our inventory practices differ by product, but we generally maintain inventory levels that are consistent with our expectations of customer demand. Because of the longer product life cycles of catalog products and their inherently lower risk of obsolescence, we generally carry more inventory of those products than custom products. Additionally, we sometimes maintain catalog-product inventory in unfinished wafer form, as well as higher finished-goods inventory of low-volume products, allowing greater flexibility in periods of high demand. We also have consignment inventory programs in place for our largest customers and some distributors.
Design Centers
Our design centers provide design, engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.
Customers
Our products are sold to original equipment manufacturers (OEMs), original design manufacturers (ODMs), contract manufacturers and distributors. (An OEM designs and sells products under its own brand that it manufactures in-house or has manufactured by others. An ODM designs and manufactures products for other companies, which then sell those products under their own brand.) In 2012, no single customer accounted for 10 percent or more of our revenue.
Sales and Distribution
We market and sell our semiconductor products through a direct sales force, distributors and authorized third-party sales representatives. We have sales or marketing offices in 34 countries worldwide and have expanded our sales networks in the emerging markets of China, India and Eastern Europe over the last few years. Distributors located around the world account for about 50 percent of our revenue. Our distributors maintain an inventory of our products and sell directly to a wide range of customers. They also sell products from our competitors. Our distribution network holds a mix of distributor-owned and TI-consigned inventory. Over time, we expect this mix will shift more toward consignment. We sell our calculator products primarily through retailers and instructional dealers.
Acquisitions, Divestitures and Investments
From time to time we consider acquisitions and divestitures that may strengthen or better focus our business portfolio. We also make investments directly or indirectly in private companies. Investments are focused primarily on next-generation technologies and markets strategic to us. In September 2011, we acquired National Semiconductor Corporation.

Backlog
We define backlog as of a particular date as firm purchase orders with a customer-requested delivery date within a specified length of time. As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers' individual business needs and capabilities, as well as industry supply and capacity considerations. Accordingly, our backlog at any particular date may not be indicative of revenue for any future period. Our backlog of orders was $1.17 billion at December 31, 2012, and $1.39 billion at December 31, 2011.
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
Research and Development
Our R&D expense was $1.88 billion in 2012, compared with $1.72 billion in 2011 and $1.57 billion in 2010. Our primary areas of R&D investment were Analog, Embedded Processing and Wireless products. As announced in November 2012, we are discontinuing future investments in Wireless OMAP processors and connectivity solutions for smartphones and consumer tablets.
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

Name	Age	Position
Niels Anderskouv	43	Senior Vice President
Stephen A. Anderson	51	Senior Vice President
Brian T. Crutcher	40	Senior Vice President
R. Gregory Delagi	50	Senior Vice President
David K. Heacock	52	Senior Vice President
Joseph F. Hubach	55	Senior Vice President, Secretary and General Counsel
Sami Kiriaki	52	Senior Vice President
Melendy E. Lovett	54	Senior Vice President (President, Education Technology)
Kevin P. March	55	Senior Vice President and Chief Financial Officer
Robert K. Novak	47	Senior Vice President
Kevin J. Ritchie	56	Senior Vice President
John J. Szczsponik, Jr.	52	Senior Vice President
Richard K. Templeton	54	Director; Chairman of the Board; President and Chief Executive Officer
Teresa L. West	52	Senior Vice President
Darla H. Whitaker	47	Senior Vice President

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. All executive officers of the company have been employees of the company for more than five years. Mses. Lovett, West and Whitaker and Messrs. Delagi, Heacock, Hubach, March, Ritchie and Templeton have served as executive officers of the company for more than five years. Messrs. Anderson and Novak became executive officers of the company in 2008. Mr. Szczsponik became an executive officer of the company in 2009. Messrs. Crutcher and Kiriaki became executive officers of the company in 2010. Mr. Anderskouv became an executive officer of the company in 2012.
Employees
At December 31, 2012, we had 34,151 employees.
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
ITEM 1A.    Risk Factors.
You should read the following Risk Factors in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These Risk Factors are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like TI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, actual financial results that do not meet our and/or the investment community's expectations, changes in our and/or the investment community's expectations for our future results and other factors, many of which are beyond our control.
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
Our Global Operations Subject Us to Risks Associated with Legal, Political, Economic or Other Changes.
We have facilities in more than 35 countries worldwide. About 90 percent of our revenue comes from shipments to locations outside the United States; in particular, shipments of products into China typically represent a large portion of our revenue. Operating internationally exposes us to changes in export controls and other laws or policies, as well as political and economic conditions, security risks, health conditions and possible disruptions in transportation, communications and information technology networks of the various countries in which we operate. Any of these could result in an adverse effect on our business operations and our financial results. Additionally, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

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
Incorrect Forecasts of Customer Demand Could Adversely Affect Our Results of Operations.
Our ability to match inventory and production with the product mix needed to fill orders may affect our ability to meet a quarter's revenue forecast. In addition, when responding to customers' requests for shorter shipment lead times, we manufacture products based on forecasts of customers' demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.
Our Performance Depends on the Availability and Cost of Raw Materials, Utilities, Critical Manufacturing Equipment, Manufacturing Processes and Third-Party Manufacturing Services.
Our manufacturing processes and critical manufacturing equipment, and those of some of our customers and suppliers, require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items could adversely affect our results of operations. Additionally, the inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We also depend on third parties to provide advanced logic manufacturing process technology development. A limited number of third parties perform these functions, and we do not have long-term contracts with all of them. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand, the third parties' inability to develop and deliver advanced logic manufacturing process technology in a timely, cost effective and appropriate manner and the possibility of third parties imposing increased costs on us.
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

Our Ability to Successfully Implement Business and Organizational Changes Could Affect Our Business Plans and Results of Operations.

From time to time, we undertake business and organizational changes, including acquisitions, divestitures and restructuring actions, to support or carry out our strategic objectives. Our failure to successfully implement these changes could adversely affect our business plans and operating results. For example, we may not realize the expected benefits of an acquisition if we are unable to timely and successfully integrate acquired operations, product lines and technology, and our pre-acquisition due diligence may not identify all possible issues and risks that might arise with respect to an acquisition. Further, we may not achieve or sustain the expected growth or cost savings benefits of business and organizational changes, and restructuring charges could differ materially in amount and timing from our expectations.

Our Operating Results and Our Reputation Could be Adversely Affected by Breaches of Our Information Technology Systems.

We may be subject to breaches of our information technology systems caused by computer viruses, unauthorized access, sabotage, vandalism or terrorism. Compromise of our information technology networks could result in unauthorized release of our, our customers' or our suppliers' confidential or proprietary information, cause a disruption to our manufacturing and other operations, or result in release of employee personal data, any of which could adversely affect our operating results and our reputation.

ITEM 1B.Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. The following table indicates the general location of our principal manufacturing and design operations and the reportable segments that make major use of them. Except as otherwise indicated, we own these facilities.

	Analog	Embedded Processing	Wireless
Dallas, Texas	X	X	X
Sherman, Texas	X
Houston, Texas(3)	X	X
Tucson, Arizona(1)	X
Santa Clara, California	X		X
South Portland, Maine	X
Aguascalientes, Mexico(1)	X
Aizu, Japan	X	X
Miho, Japan	X	X	X
Hiji, Japan(2)(3)	X	X	X
Tokyo, Japan(1)	X	X	X
Chengdu, China(2)	X
Shanghai, China(1)	X	X	X
Bangalore, India(2)	X	X	X
Kuala Lumpur, Malaysia(2)	X	X
Melaka, Malaysia(2)	X
Baguio, Philippines(2)	X	X	X
Pampanga (Clark), Philippines(2)	X	X	X
Taipei, Taiwan (2)	X	X	X
Freising, Germany	X	X	X
Nice, France(2)	X		X
Greenock, Scotland	X

________

(1)	Leased.

(2)	Portions of the facilities are leased and owned. This may include land leases, particularly for our non-U.S. sites.

(3)	As we announced in January 2012, the Houston, Texas, and Hiji, Japan, manufacturing facilities will be closed in 2013.

Our facilities in the United States contained approximately 16.5 million square feet at December 31, 2012, of which approximately 0.8 million square feet were leased. Our facilities outside the United States contained approximately 11.1 million square feet at December 31, 2012, of which approximately 2.2 million square feet were leased.

At the end of 2012, we occupied substantially all of the space in our facilities.

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

The information contained under the caption “Common stock prices and dividends” in our 2012 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2012, contained under the caption “Summary of selected financial data” in such annual report are incorporated herein by reference to such annual report.

The following table shows our repurchases of our common stock in the fourth quarter of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2012	2,653,100	$28.27	2,653,100		$ 4.40 billion
November 1 through November 30, 2012	17,735,200	29.32	17,735,200		$ 3.88 billion
December 1 through December 31, 2012	169,700	29.73	169,700		$ 3.87 billion

Total	20,558,000	$29.19	20,558,000	(2)	$ 3.87 billion	(3)

_______

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of December 31, 2012, this amount consisted of the remaining portion of the $7.5 billion authorization announced on September 16, 2010. No expiration date was specified for these authorizations.

ITEM 6.Selected Financial Data.

The information contained under the caption “Summary of selected financial data” for the years 2008 through 2012 in our 2012 annual report to stockholders, is incorporated herein by reference to such annual report.
ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management's discussion and analysis of financial condition and results of operations” in our 2012 annual report to stockholders is incorporated herein by reference to such annual report.
ITEM 7A.Quantitative and Qualitative Disclosures about Market Risk.

The information contained under the caption “Quantitative and qualitative disclosures about market risk” in our 2012 annual report to stockholders is incorporated herein by reference to such annual report.
ITEM 8.Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the report thereon of the independent registered public accounting firm, on pages 1 through 40 of our 2012 annual report to stockholders, are incorporated herein by reference to such annual report.
The information contained under the caption “Quarterly financial data” in our 2012 annual report to stockholders is also incorporated herein by reference to such annual report.
ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.Controls and Procedures.

Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of TI's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TI's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective.
Internal Control over Financial Reporting

Management's assessment of our internal control over financial reporting is contained under the caption “Report by management on internal control over financial reporting” in our 2012 annual report to stockholders and is incorporated herein by reference to such annual report.
The information contained under the caption “Report of independent registered public accounting firm on internal control over financial reporting” in our 2012 annual report to stockholders is incorporated herein by reference to such annual report.

ITEM 9B.Other Information.

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance.

The information with respect to directors' names, ages, positions, term of office and periods of service, which is contained under the caption “Election of directors” in our proxy statement for the 2013 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
The information with respect to directors' business experience, which is contained under the caption “Board diversity and nominee qualifications” in our proxy statement for the 2013 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
The information with respect to Section 16(a) beneficial ownership reporting compliance contained under the caption of the same name in our proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
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
Audit Committee
The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.Executive Compensation.

The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The following table sets forth information about the company's equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	75,489,940	(1)	$27.24	(2)	98,867,103	(3)
Equity compensation plans not approved by security holders	48,335,376	(4)	$27.61	(2)	0
Total	123,825,316	(5)	$27.38		98,867,103

(1)
Includes shares of TI common stock to be issued under the Texas Instruments 2009 Long-Term Incentive Plan and predecessor plans, the Texas Instruments 2009 Director Compensation Plan and the TI Employees 2005 Stock Purchase Plan. Also includes 1,672,923 shares of TI common stock to be issued upon settlement of outstanding awards granted under the National Semiconductor Corporation 2009 Incentive Award Plan, a plan approved by National stockholders. The company assumed the awards in connection with its acquisition of National.

(2)
Restricted stock units and stock units credited to directors' deferred compensation accounts are settled in shares of TI common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

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

(5)
Includes 99,639,098 shares for issuance upon exercise of outstanding grants of options, 23,375,234 shares for issuance upon vesting of outstanding grants of restricted stock units, 681,951 shares for issuance under the TI Employees 2005 Stock Purchase Plan and 129,033 shares for issuance in settlement of directors' deferred compensation accounts.

Security Ownership of Certain Beneficial Owners and Management
The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Related person transactions” in our proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
The information contained under the caption “Director independence” in our proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 14.Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
PART IV

ITEM 15.Exhibits and Financial Statement Schedules.

(a) 1 and 2. Financial Statements and Financial Statement Schedules:
The financial statements are listed in the index on page 29 hereof.

3. Exhibits:

Designation of Exhibit in this Report	Description of Exhibit

3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985 (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(b)
Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated April 16, 1987 (incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(c)
Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated April 21, 1988 (incorporated by reference to Exhibit 3(c) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(d)
Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated April 18, 1996 (incorporated by reference to Exhibit 3(d) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(e)
Certificate of Ownership merging Texas Instruments Automation Controls, Inc. into the Registrant, dated March 28, 1988 (incorporated by reference to Exhibit 3(e) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(f)
Certificate of Elimination of Designations of Preferred Stock of the Registrant, dated March 18, 1994 (incorporated by reference to Exhibit 3(f) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(g)
Certificate of Ownership and Merger merging Tiburon Systems, Inc. into the Registrant, dated November 2, 1995 (incorporated by reference to Exhibit 3(g) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(h)
Certificate of Ownership and Merger merging Tartan, Inc. into the Registrant, dated June 21, 1995 (incorporated by reference to Exhibit 3(h) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(i)
Certificate of Designation relating to the Registrant's Participating Cumulative Preferred Stock, dated June 23, 1998 (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(j)
Certificate of Elimination of Designation of Preferred Stock of the Registrant, dated June 18, 1998 (incorporated by reference to Exhibit 3(j) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(k)
Certificate of Ownership and Merger merging Intersect Technologies, Inc. with and into the Registrant, dated July 15, 1999 (incorporated by reference to Exhibit 3(k) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(l)
Certificate of Ownership and Merger merging Soft Warehouse, Inc. with and into the Registrant, dated September 23, 1999 (incorporated by reference to Exhibit 3(l) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

Designation of Exhibit in this Report	Description of Exhibit
3(m)
Certificate of Ownership and Merger merging Silicon Systems, Inc. with and into the Registrant, dated December 17, 1999 (incorporated by reference to Exhibit 3(m) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(n)
Certificate of Amendment to Restated Certificate of Incorporation, dated April 20, 2000 (incorporated by reference to Exhibit 3(n) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(o)
Certificate of Ownership and Merger merging Power Trends, Inc. with and into the Registrant, dated May 31, 2001 (incorporated by reference to Exhibit 3(o) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(p)
Certificate of Ownership and Merger merging Amati Communications Corporation with and into the Registrant, dated September 28, 2001 (incorporated by reference to Exhibit 3(p) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(q)
Certificate of Ownership and Merger merging Texas Instruments San Diego Incorporated with and into the Registrant, dated August 27, 2002 (incorporated by reference to Exhibit 3(q) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(r)
Certificate of Ownership and Merger merging Texas Instruments Burlington Incorporated with and into the Registrant, dated December 31, 2003 (incorporated by reference to Exhibit 3(r) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(s)
Certificate of Ownership and Merger merging Texas Instruments Automotive Sensors and Controls San Jose Inc. with and into the Registrant, dated October 31, 2004 (incorporated by reference to Exhibit 3(s) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

3(t)	Certificate of Elimination of Series B Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed June 23, 2008).

3(u)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed July 18, 2008).

4(a)	Underwriting Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 23, 2011).

4(b)	Indenture (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed May 23, 2011).

4(c)	Officer's Certificate (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed May 23, 2011).

10(a)(i)	TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K filed January 7, 2009).(a)

10(a)(ii)	Amendment No. 1 to the TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).(a)

Designation of Exhibit in this Report	Description of Exhibit
10(a)(iii)	Amendment No. 2 to the TI Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10(b)(i)
TI Employees Non-Qualified Pension Plan (formerly named the TI Employees Supplemental Pension Plan), effective January 1, 1998 (incorporated by reference to Exhibit 10(b)(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).(a)

10(b)(ii)
First Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), effective January 1, 2000 (incorporated by reference to Exhibit 10(b)(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).(a)

10(b)(iii)
Second Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), dated June 21, 2002 (incorporated by reference to Exhibit 10(b)(iii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).(a)

10(b)(iv)
Third Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), dated July 16, 2002 (incorporated by reference to Exhibit 10(b)(iv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).(a)

10(b)(v)
Fourth Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), dated November 21, 2003 (incorporated by reference to Exhibit 10(b)(v) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).(a)

10(b)(vi)	TI Employees Non-Qualified Pension Plan II (incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed January 7, 2009).(a)

10(c)	Texas Instruments Long-Term Incentive Plan, adopted April 15, 1993 (incorporated by reference to Exhibit 10(c) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).(a)

10(d)
Texas Instruments 1996 Long-Term Incentive Plan, adopted April 18, 1996 (incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).(a)

10(e)
Texas Instruments 2000 Long-Term Incentive Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).(a)

10(f)
Texas Instruments 2003 Long-Term Incentive Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).

10(g)
Texas Instruments Executive Officer Performance Plan as amended September 17, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).(a)

Designation of Exhibit in this Report	Description of Exhibit
10(h)
Texas Instruments Restricted Stock Unit Plan for Directors, as amended, dated April 16, 1998 (incorporated by reference to Exhibit 10(h) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

10(i)
Texas Instruments Directors Deferred Compensation Plan, as amended, dated April 16, 1998 (incorporated by reference to Exhibit 10(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

10(j)
Texas Instruments Stock Option Plan for Non-Employee Directors, as amended, dated November 30, 2000 (incorporated by reference to Exhibit 10(j) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

10(k)
Texas Instruments 2003 Director Compensation Plan as amended October 16, 2008 (incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).

10(l)	Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan.(a)(b)

10(m)	Form of Restricted Stock Unit Agreement under the Texas Instruments 2009 Long-Term Incentive Plan.(a)(b)

10(n)
Texas Instruments 2009 Long-Term Incentive Plan as amended September 17, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10(o)	Texas Instruments 2009 Director Compensation Plan as amended December 2, 2010 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed December 7, 2010).

10(p)	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed April 4, 2011).

12	Ratio of Earnings to Fixed Charges(b)

13	Portions of Registrant's 2012 Annual Report to Stockholders incorporated by reference herein.(b)

21	List of Subsidiaries of the Registrant.(b)

23	Consent of Independent Registered Public Accounting Firm.(b)

31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.(b)

31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.(b)

32(a)	Section 1350 Certification of Chief Executive Officer.(b)

32(b)	Section 1350 Certification of Chief Financial Officer.(b)

Designation of Exhibit in this Report	Description of Exhibit
101.ins	Instance Document

101.sch	XBRL Taxonomy Schema

101.cal	XBRL Taxonomy Calculation Linkbase

101.Def	XBRL Taxonomy Definitions Document

101.lab	XBRL Taxonomy Labels Linkbase

101.pre	XBRL Taxonomy Presentation Linkbase

(a)	Management compensation plans and arrangements.

(b)	Filed herewith.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly in key markets such as communications, computing, industrial, consumer electronics and automotive;

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

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Customer demand that differs from our forecasts;

•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

•	Impairments of our non-financial assets;

•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;

•	TI's ability to recruit and retain skilled personnel;

•	Timely implementation of new manufacturing technologies and installation of manufacturing equipment, and the ability to obtain needed third-party foundry and assembly/test subcontract services;

•	TI's obligation to make principal and interest payments on its debt;

•
TI's ability to successfully integrate and realize opportunities for growth from acquisitions, and our ability to realize our expectations regarding the amount and timing of restructuring charges and associated cost savings; and

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
Kevin P. March Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: February 22, 2013

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2012, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February 2013.

Signature	Title

/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr.	Director

/s/ Mark A. Blinn
Mark A. Blinn	Director

/s/ Daniel A. Carp
Daniel A. Carp	Director

/s/ Carrie S. Cox
Carrie S. Cox	Director

/s/ Pamela H. Patsley
Pamela H. Patsley	Director

/s/ Robert E. Sanchez
Robert E. Sanchez	Director

/s/ Wayne R. Sanders
Wayne R. Sanders	Director

/s/ Ruth J. Simmons
Ruth J. Simmons	Director

/s/ Richard K. Templeton
Richard K. Templeton	Chairman of the Board; Director; President and Chief Executive Officer

/s/ Christine Todd Whitman
Christine Todd Whitman	Director

/s/ Kevin P. March
Kevin P. March	Senior Vice President; Chief Financial Officer; Chief Accounting Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
(Item 15(a))

Page Reference to Portions of Annual Report as Set Forth in Exhibit 13

Information incorporated by reference to the Registrant's 2011 annual report to stockholders (items below included herein as Exhibit 13)
Consolidated financial statements:
Income for each of the three years in the period ended December 31, 2012	1
Comprehensive income for each of the three years in the period ended December 31, 2012	2
Balance sheets at December 31, 2012 and 2011	3
Cash flows for each of the three years in the period ended December 31, 2012	4
Stockholders' equity for each of the three years in the period ended December 31, 2012	5
Notes to financial statements	6
Report of independent registered public accounting firm	37
Report by management on internal control over financial reporting	38
Report of independent registered public accounting firm on internal control over financial reporting	39

Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.