Form 10-Q
period 2013-03-31
TEXAS INSTRUMENTS INC
filed 2013-05-03
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code 214-479-3773
 _______________________________________________________________________________________________________________
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

1,109,154,388
Number of shares of Registrant’s common stock outstanding as of
March 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of income
[Millions of dollars, except share and per-share amounts]

	For Three Months Ended March 31,
	2013	2012

Revenue	$2,885	$3,121
Cost of revenue (COR)	1,511	1,590
Gross profit	1,374	1,531
Research and development (R&D)	419	509
Selling, general and administrative (SG&A)	459	462
Acquisition charges	86	153
Restructuring charges/other	15	10
Operating profit	395	397
Other income (expense), net (OI&E)	2	(14)
Interest and debt expense	23	21
Income before income taxes	374	362
Provision for income taxes	12	97
Net income	$362	$265

Earnings per common share:
Basic	$.32	$.23
Diluted	$.32	$.22

Average shares outstanding (millions):
Basic	1,107	1,143
Diluted	1,123	1,165

Cash dividends declared per share of common stock	$.21	$.17

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of comprehensive income
[Millions of dollars]

	For Three Months Ended March 31,
	2013	2012

Net income	$362	$265
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains (losses), net of taxes	—	2
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	32	23
Reclassification of recognized transactions, net of taxes	17	11
Prior service cost of defined benefit plans:
Adjustment, net of taxes	(1)	(1)
Change in fair value of derivative instrument, net of taxes	1	(1)
Other comprehensive income (loss), net of taxes	49	34
Total comprehensive income	$411	$299

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated balance sheets
[Millions of dollars, except share amounts]

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,393	$1,416
Short-term investments	2,469	2,549
Accounts receivable, net of allowances of ($26) and ($31)	1,333	1,230
Raw materials	99	116
Work in process	930	935
Finished goods	671	706
Inventories	1,700	1,757
Deferred income taxes	1,051	1,044
Prepaid expenses and other current assets	259	234
Total current assets	8,205	8,230
Property, plant and equipment at cost	6,773	6,891
Less accumulated depreciation	(3,034)	(2,979)
Property, plant and equipment, net	3,739	3,912
Long-term investments	204	215
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	2,473	2,558
Deferred income taxes	264	280
Capitalized software licenses, net	169	142
Overfunded retirement plans	62	68
Other assets	223	254
Total assets	$19,701	$20,021

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	440	444
Accrued compensation	365	524
Income taxes payable	109	79
Deferred income taxes	2	2
Accrued expenses and other liabilities	694	881
Total current liabilities	3,110	3,430
Long-term debt	4,183	4,186
Underfunded retirement plans	258	269
Deferred income taxes	598	572
Deferred credits and other liabilities	600	603
Total liabilities	8,749	9,060

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued: March 31, 2013 – 1,740,815,939; December 31, 2012 – 1,740,815,939	1,741	1,741
Paid-in capital	1,049	1,176
Retained earnings	27,330	27,205
Less treasury common stock at cost. Shares: March 31, 2013 – 631,661,551; December 31, 2012 – 632,636,970	(18,518)	(18,462)
Accumulated other comprehensive income (loss), net of taxes	(650)	(699)
Total stockholders’ equity	10,952	10,961
Total liabilities and stockholders’ equity	$19,701	$20,021

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of cash flows
[Millions of dollars]

	For Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$362	$265
Adjustments to net income:
Depreciation	228	243
Amortization of acquisition-related intangibles	85	86
Stock-based compensation	75	69
(Gains) losses on sales of assets	(3)	—
Deferred income taxes	15	(4)
Increase (decrease) from changes in:
Accounts receivable	(112)	63
Inventories	57	(91)
Prepaid expenses and other current assets	21	5
Accounts payable and accrued expenses	(244)	(37)
Accrued compensation	(154)	(211)
Income taxes payable	29	67
Changes in funded status of retirement plans	29	26
Other	(28)	(32)
Cash flows from operating activities	360	449

Cash flows from investing activities:
Capital expenditures	(84)	(103)
Proceeds from asset sales	18	—
Purchases of short-term investments	(536)	(242)
Proceeds from short-term investments	615	613
Purchases of long-term investments	—	(1)
Proceeds from long-term investments	9	3
Cash flows from investing activities	22	270

Cash flows from financing activities:
Repayment of commercial paper borrowings	—	(300)
Dividends paid	(232)	(195)
Stock repurchases	(679)	(300)
Proceeds from common stock transactions	454	259
Excess tax benefit from share-based payments	52	18
Cash flows from financing activities	(405)	(518)

Net change in cash and cash equivalents	(23)	201
Cash and cash equivalents, beginning of period	1,416	992
Cash and cash equivalents, end of period	$1,393	$1,193

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to financial statements

1.	Description of business and significant accounting policies and practices
At Texas Instruments (TI), we design and make semiconductors that we sell to electronics designers and manufacturers all over the world. We have two reportable segments, which are established along major categories of products as follows:

• Analog - consists of the following major product lines: High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA); and
• Embedded Processing - consists of the following major product lines: Processors, Microcontrollers and Connectivity.

We report the results of our remaining business activities in Other. As previously announced, we restructured our Wireless business to focus our OMAP™ applications processors and connectivity products (formerly Wireless products) on embedded applications with long life cycles. Consistent with this restructuring, effective January 1, 2013, the Wireless segment was eliminated. Financial results for embedded OMAP applications processors and embedded connectivity products, both of which have many of the same characteristics as the products in our Embedded Processing segment, are now reported in that segment. Financial results for baseband products and Wireless products for the smartphone and consumer tablet markets, both of which are product lines that we have announced we are exiting, are included in Other and are collectively referred to as “legacy wireless products.” We also reclassified certain product lines, primarily radio frequency identification (RFID) products, from Other to Embedded Processing.

See Note 11 for the results of our business segments. Prior period segment presentations have been recast to conform to our new reporting structure.

Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2012. The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended March 31, 2013 and 2012, and the balance sheet as of March 31, 2013, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2012. The results for the three-month period are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Earnings per share (EPS)
Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock units (RSUs), are considered to be participating securities and the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and, therefore, is excluded from the calculation of EPS allocated to common stock, as shown in the table below.

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended March 31, 2013			For Three Months Ended March 31, 2012
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$362			$265
Less income allocated to RSUs	(7)			(4)
Income allocated to common stock for basic EPS calculation	$355	1,107	$.32	$261	1,143	$.23

Adjustment for dilutive shares:
Stock-based compensation plans		16			22

Diluted EPS:
Net income	$362			$265
Less income allocated to RSUs	(7)			(4)
Income allocated to common stock for diluted EPS calculation	$355	1,123	$.32	$261	1,165	$.22

Potentially dilutive securities representing 31 million and 23 million shares of common stock that were outstanding during the first quarters of 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

Derivatives and hedging
In connection with the issuance of variable-rate long-term debt in May 2011, as more fully described in Note 8, we entered into an interest rate swap designated as a hedge of the variability of cash flows related to interest payments. Gains and losses from changes in the fair value of the interest rate swap are credited or charged to Accumulated other comprehensive income (loss), net of taxes (AOCI).

We also use derivative financial instruments to manage exposure to foreign exchange risk. These instruments are primarily forward foreign currency exchange contracts that are used as economic hedges to reduce the earnings impact exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. Gains and losses from changes in the fair value of these forward foreign currency exchange contracts are credited or charged to OI&E. We do not apply hedge accounting to our foreign currency derivative instruments.

We do not use derivatives for speculative or trading purposes.

Fair values of financial instruments
The fair values of our derivative financial instruments were not significant at March 31, 2013. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 5. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are based on level 2 inputs. See Note 5 for the definition of level 2 inputs.

Changes in Accounting Standards
In January 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This standard clarifies that a previously issued standard on disclosure requirements of offsetting (or netting) financial instruments applies only to derivatives, repurchase agreements and certain securities lending transactions. The required disclosures are both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard is effective for the first quarter of 2013 and did not have a material impact on our financial disclosures because the derivatives to which it applies are not significant.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires an entity to disclose information about amounts reclassified out of AOCI by component and by income line item. The effective date is the first quarter of 2013 and applied prospectively. See Note 10 for additional information.

2.	Acquisition-related charges
We completed the acquisition of National Semiconductor Corporation (National) in September 2011. Various costs incurred as a result of that acquisition are included in Other, consistent with how management measures the performance of its segments. These total acquisition-related charges are as follows:

	For Three Months Ended March 31,
	2013	2012
Acquisition charges:
Amortization of intangible assets	$81	$81
Retention bonuses	2	41
Severance and other benefits	—	12
Stock-based compensation	3	6
Transaction and other costs	—	13
As recorded in Acquisition charges	86	153
Distributor contract termination recorded in COR	—	21
Total acquisition-related costs	$86	$174

The amount of recognized amortization of acquired intangible assets resulting from the National acquisition is based on estimated useful lives varying between two and ten years. See Note 6 for additional information.

Retention bonuses reflect amounts already or expected to be paid to former National employees who fulfill agreed-upon service period obligations and are recognized ratably over the required service period.

Severance and other benefits costs were for former National employees who were terminated after the closing date. About 350 jobs were eliminated by the end of 2012 as a result of redundancies and cost efficiency measures. As of March 31, 2013, a total of $86 million in cumulative charges have been recognized, of which $81 million has been paid.

Stock-based compensation was recognized for the accelerated vesting of equity awards upon the termination of employees, with additional compensation being recognized over the applicable vesting period for the remaining grantees.

Transaction and other costs include various expenses incurred in connection with the National acquisition.

In 2011, we discontinued using one of National’s distributors. We acquired the distributor’s inventory at fair value, resulting in an incremental charge of $21 million to COR upon sale of the inventory in 2012.

3.	Restructuring charges/other
Restructuring actions related to the acquisition of National are discussed in Note 2 and are reflected on the Acquisition charges line of our Consolidated statements of income.

2012 Wireless action
In November 2012, we announced an action concerning our former Wireless segment that, when complete, is expected to reduce annualized expenses by about $450 million and will focus our investments on embedded markets with greater potential for sustainable growth. About 1,700 jobs worldwide are expected to be eliminated. As of March 31, 2013, we have recognized $360 million of charges in Other, consisting of: $249 million for severance and benefit costs and other non-cash items of $6 million of accelerated depreciation of the affected facilities' assets, $15 million for other exit-related costs and $90 million for the non-tax deductible impairment of goodwill. We recognized $9 million of these charges in the first quarter of 2013, consisting of: $4 million for severance and benefits, $3 million of accelerated depreciation and $2 million for other exit-related costs. We estimate that this action will be substantially complete by the end of 2013. As of March 31, 2013, $33 million has been paid to terminated employees for severance and benefits related to this action.

2011 actions
Beginning in the fourth quarter of 2011, we recognized restructuring charges associated with the announced plans to close two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan, by mid-2013. The total charge for these closures is estimated at $215 million of which about $135 million will be for severance and related benefits, about $30 million will be for accelerated depreciation of facility assets and about $50 million will be for other exit costs. As of March 31, 2013, we have recognized $167 million of charges in Other. The Restructuring charges of $6 million recognized in the first quarter of 2013 consist of $5 million of accelerated depreciation and $1 million for other exit-related costs. Restructuring charges for the first quarter of 2012 were $10 million consisting of other exit costs. As of March 31, 2013, about $30 million has been paid to terminated employees for severance and benefits related to this action.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2012 Action		2011 Action		Prior Actions
	Severance and Benefits	Other Charges	Severance and Benefits	Other Charges	Severance and Benefits	Other Charges	Total
Remaining accrual at December 31, 2012	$241	$—	$94	$3	$5	$6	$349
Restructuring charges	4	5	—	6	—	—	15
Non-cash items (a)	—	(3)	—	(5)	—	—	(8)
Payments	(29)	—	(19)	(3)	(2)	—	(53)
Remaining accrual at March 31, 2013	$216	$2	$75	$1	$3	$6	$303
(a) Reflects charges for stock-based compensation, impacts of postretirement benefit plans and accelerated depreciation.

The accrual balances above are primarily a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated balance sheets, depending on the expected timing of payment.

4.	Income taxes
Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of March 31, 2013, the estimated annual effective tax rate for 2013 is about 22 percent, which differs from the 35 percent statutory corporate tax rate primarily due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. The first-quarter 2013 tax provision includes a $65 million discrete tax benefit from the reinstatement of the federal research tax credit retroactive to the beginning of 2012.

5.	Valuation of debt and equity investments and certain liabilities
Debt and equity investments
We classify our investments as available for sale, trading, equity method or cost method. Most of our investments are classified as available for sale.

Available-for-sale and trading securities are stated at fair value, which is generally based on market prices, broker quotes or, when necessary, financial models (see fair-value discussion below). Unrealized gains and losses on available-for-sale securities are recorded as an increase or decrease, net of taxes, in AOCI on our Consolidated balance sheets. We record other-than-temporary impairments on available-for-sale securities in OI&E in our Consolidated statements of income.

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

Details of our investments are as follows:

	March 31, 2013			December 31, 2012
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Measured at fair value:
Available-for-sale securities
Money market funds	$208	$—	$—	$211	$—	$—
Corporate obligations	200	308	—	188	325	—
U.S. Government agency and Treasury securities	827	2,161	—	795	2,224	—

Trading securities
Mutual funds	—	—	159	—	—	159
Total	$1,235	$2,469	$159	$1,194	$2,549	$159

Other measurement basis:
Equity-method investments	$—	$—	$23	$—	$—	$34
Cost-method investments	—	—	22	—	—	22
Cash on hand	158	—	—	222	—	—
Total	$1,393	$2,469	$204	$1,416	$2,549	$215

As of March 31, 2013, and December 31, 2012, we had no significant unrealized gains or losses associated with our available-for-sale investments. For the three months ended March 31, 2013 and 2012, we did not recognize in earnings any credit losses related to these investments.

For the three months ended March 31, 2013 and 2012, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $615 million and $613 million, respectively. Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale at March 31, 2013:

Due	Fair Value
One year or less	$3,363
One to three years	341

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

The three-level hierarchy discussed below indicates the extent and level of judgment used to estimate fair-value measurements.

Level 1 — Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 — Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data. Our Level 2 assets consist of corporate obligations and some U.S. government agency and Treasury securities. We utilize a third-party data service to provide Level 2 valuations, verifying these valuations for reasonableness relative to unadjusted quotes obtained from brokers or dealers based on observable prices for similar assets in active markets.

Level 3 — Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models that utilize management estimates of market participant assumptions.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013, and December 31, 2012. For these periods, we had no level 3 assets or liabilities. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	March 31, 2013	Level 1	Level 2
Assets:
Money market funds	$208	$208	$—
Corporate obligations	508	—	508
U.S. Government agency and Treasury securities	2,988	1,352	1,636
Mutual funds	159	159	—
Total assets	$3,863	$1,719	$2,144

Liabilities:
Deferred compensation	177	177	—
Total liabilities	$177	$177	$—

	Fair Value
	December 31, 2012	Level 1	Level 2
Assets:
Money market funds	$211	$211	$—
Corporate obligations	513	—	513
U.S. Government agency and Treasury securities	3,019	1,145	1,874
Mutual funds	159	159	—
Total assets	$3,902	$1,515	$2,387

Liabilities:
Deferred compensation	174	174	—
Total liabilities	$174	$174	$—

The following table summarizes the change in the fair values for Level 3 assets for the periods ended March 31, 2013 and 2012:

Level 3
Changes in fair value during the period (pre-tax):	Auction-rate Securities
Balance, December 31, 2011	$134
Change in unrealized loss – included in AOCI	5
Redemptions	(1)
Sales	(20)
Balance, March 31, 2012	118

Change in unrealized loss – included in AOCI	8
Redemptions	(83)
Sales	(43)
Balance, December 31, 2012 and March 31, 2013	$—

6.	Goodwill and acquisition-related intangibles
Goodwill was $4.362 billion net of accumulated impairment of $90 million as of March 31, 2013, and December 31, 2012. There was no impairment of goodwill during the three months ended March 31, 2013. The following table shows the components of acquisition-related intangible assets as of March 31, 2013, and December 31, 2012:

		March 31, 2013			December 31, 2012
Acquisition-related Intangibles	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 - 10	$2,153	$367	$1,786	$2,145	$312	$1,833
Customer relationships	5 - 8	821	162	659	821	137	684
Other intangibles	2 - 7	46	40	6	46	36	10
In-process R&D	(a)	22	n/a	22	31	n/a	31
Total		$3,042	$569	$2,473	$3,043	$485	$2,558
(a) In-process R&D is not amortized until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it will be expensed.

Amortization of acquisition-related intangibles was $85 million and $86 million for the three months ended March 31, 2013 and 2012.

7.	Postretirement benefit plans
Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended March 31,	2013	2012	2013	2012	2013	2012
Service cost	$7	$6	$1	$1	$10	$10
Interest cost	11	11	5	6	16	19
Expected return on plan assets	(13)	(12)	(6)	(5)	(17)	(20)
Amortization of prior service cost (credit)	—	—	1	1	(1)	(1)
Recognized net actuarial loss	6	4	3	3	10	12
Net periodic benefit cost	$11	$9	$4	$6	$18	$20

Settlement loss (a)	7	—	—	—	—	—
Curtailment gain	—	—	—	(1)	—	—
Special termination benefit gain	—	(2)	—	—	—	—
Total, including other postretirement (gains) losses	$18	$7	$4	$5	$18	$20

(a)	Non-restructuring related settlement charge due to retirement activity.

8.	Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of March 31, 2013, we have a five-year variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2018. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of March 31, 2013, our credit facility was undrawn and we have no commercial paper outstanding.

Long-term debt
In August 2012, we issued an aggregate principal amount of $1.5 billion of fixed-rate long-term debt, with $750 million due in 2015 and $750 million due in 2019. The proceeds of the offering were $1.492 billion, net of the original issuance discount. We also incurred $7 million of issuance costs that are included in Other assets and are being amortized to Interest and debt expense over the term of the debt.

In May 2011, we issued fixed- and floating-rate long-term debt to help fund the National acquisition. The proceeds of the offering were $3.497 billion, net of the original issuance discount. We also incurred $12 million of issuance costs that are included in Other assets and are being amortized to Interest and debt expense over the term of the debt.

We also have an interest rate swap agreement related to the $1 billion floating-rate debt due in 2013. Under this agreement, we will receive variable payments based on three-month LIBOR rates and pay a fixed rate through May 15, 2013. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the three-month LIBOR-based interest payments. We have designated this interest rate swap as a cash flow hedge and record changes in its fair value in AOCI. As of March 31, 2013, the fair value of the swap agreement is a $1 million liability. The net effect of this swap is to convert the $1 billion floating-rate debt to a fixed-rate obligation bearing a rate of 0.922 percent.

The following table summarizes the total long-term debt outstanding as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Floating-rate notes due 2013 (swapped to a 0.922% fixed rate)	$1,000	$1,000
Notes due 2013 at 0.875%	500	500
Notes due 2014 at 1.375%	1,000	1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250	250
Notes due 2015 at 0.45%	750	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2019 at 1.65%	750	750
	5,625	5,625
Add net unamortized premium	58	61
Less current portion of long-term debt	(1,500)	(1,500)
Total long-term debt	$4,183	$4,186

For the three months ended March 31, 2013 and 2012, interest incurred on debt, net of the amortization of the debt premium and other debt issuance costs, was $23 million and $21 million, respectively. Capitalized interest was not material.

9.	Contingencies
Indemnification guarantees
We routinely sell products with an intellectual property indemnification included in the terms of sale. Historically, we have had only minimal, infrequent losses associated with these indemnities. Consequently, we cannot reasonably estimate or accrue for any future liabilities that may result.

Warranty costs/product liabilities
We accrue for known product-related claims if a loss is probable and can be reasonably estimated.  During the periods presented, there have been no material accruals or payments regarding product warranty or product liability. Historically, we have experienced a low rate of payments on product claims.  Although we cannot predict the likelihood or amount of any future claims, we do not believe they will have a material adverse effect on our financial condition, results of operations or liquidity.  Consistent with general industry practice, we enter into formal contracts with certain customers that include negotiated warranty remedies.  Typically, under these agreements our warranty for semiconductor products includes: three years of coverage; an obligation to repair, replace or refund; and a maximum payment obligation tied to the price paid for our products.  In some cases, product claims may exceed the price of our products.

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

Discontinued operations indemnity
In connection with the 2006 sale of the former Sensors & Controls (S&C) business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities.  In a settlement with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our total remaining potential exposure from both of these indemnities will not exceed $200 million. As of March 31, 2013, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

10.	Supplemental financial information
In conformance with ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the table below details where reclassifications of recognized transactions out of AOCI are recorded on the Consolidated statements of income.

	For Three Months Ended March 31,
Details about AOCI components	2013	2012	Related Statement of Income Line
Net actuarial gains (losses) of defined benefit plans	$26	$19	Pension expense *
Taxes	(9)	(8)	Provision for income taxes
Reclassification of recognized transactions, net of taxes	$17	$11	Net income
* This AOCI component is included in the computation of total employee benefit cost which is allocated to COR, R&D, SG&A and Restructuring charges/other in the Consolidated statements of income. Net actuarial gains (losses) of defined benefit plans is equal to the sum of Recognized net actuarial loss and Settlement loss as detailed in Note 7.

11.	Segment data
See Note 1 for a detailed description of our reportable segments. Prior period segment presentations have been revised to conform to our new reporting structure.

	For Three Months Ended March 31,
	2013	2012
Segment Revenue:
Analog	$1,648	$1,686
Embedded Processing	561	540
Other	676	895
Total revenue	$2,885	$3,121

	For Three Months Ended March 31,
	2013	2012
Segment Operating Profit:
Analog	$300	$335
Embedded Processing	7	35
Other	88	27
Total operating profit	$395	$397

We use centralized manufacturing and facilities organizations to provide products and support to our operating segments. Costs incurred by these organizations, including depreciation, are charged to the segments on a per-unit basis. Consequently, depreciation expense is not an independently identifiable component within the segments' results and therefore is not provided.

12.	Subsequent events
On May 1, 2013, we announced the pricing of two series of senior unsecured notes for an aggregate principal amount of $1 billion. The notes consist of the following:

•	$500 million of 1.00% notes due May 1, 2018

•	$500 million of 2.25% notes due May 1, 2023

We expect to use the proceeds of this offering for repayment of debt. The debt offering is expected to close on May 8, 2013.

ITEM 2.  Management’s discussion and analysis of financial condition and results of operations

The following should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. All dollar amounts in the tables in this discussion are stated in millions of U.S. dollars, except per-share amounts.
Overview
We design and make semiconductors that we sell to electronics designers and manufacturers all over the world. We began operations in 1930. We are incorporated in Delaware, headquartered in Dallas, Texas, and have design, manufacturing or sales operations in more than 35 countries. We have three segments: Analog, Embedded Processing and Other. We expect Analog and Embedded Processing to be our primary growth engines in the years ahead, and we therefore focus our resources on these segments.
Effective January 1, 2013, we transitioned our segment reporting to align with our strategic focus and new organizational structure. The Wireless segment has been eliminated, as the company has announced that it is winding down investments in Wireless products for the smartphone and consumer tablet markets. Financial results for these products are included in Other. Financial results for Wireless products that address embedded applications, a strategic focus for the company, are reported in the Embedded Processing segment. We also reclassified certain product lines, primarily radio frequency identification (RFID) products, that were formerly included in Other and are now included in Embedded Processing. See Note 11 to the financial statements for additional information.
We were the world's fourth largest semiconductor company in 2012 as measured by revenue, according to industry data from an external source.

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
SVA products: These include power management, data converter, interface and operational amplifier catalog analog products. This portfolio of thousands of products is marketed to many different customers who use them in manufacturing a wide range of products sold in many end markets. SVA products generally have long life cycles, often more than 10 years.
Embedded Processing
Embedded Processing products are the “brains” of many electronic devices. Compared with general purpose microprocessors that perform many different tasks, embedded processors are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. The devices vary from simple, low-cost products used in electric toothbrushes to highly specialized, complex devices used in wireless basestation communications infrastructure equipment. Our Embedded Processing products are used in many end markets, particularly industrial, automotive and communications infrastructure.
An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to re-use software from one product generation to the next.
Sales of Embedded Processing products generated about 18 percent of our revenue in 2012. According to external sources, the worldwide market for embedded processors was about $17 billion in 2012. Our Embedded Processing segment's revenue in 2012 was about $2.3 billion. This was the number two position and represented about 13 percent of this fragmented market. We believe we are well positioned to increase our market share over time.
Our Embedded Processing segment includes the following major product lines: Processors, Microcontrollers and Connectivity.
Processor products: These include DSPs and applications processors. DSPs perform mathematical computations almost instantaneously to process or improve digital data. Applications processors like our embedded OMAPTM and SitaraTM products run an industry-standard operating system and perform multiple complex tasks, often communicating with other systems.
Microcontroller products: Microcontrollers are self-contained systems with a processor core, memory and peripherals that are designed to control a set of specific tasks for electronic equipment. Microcontrollers tend to have minimal requirements for memory and program length, with no operating system and low software complexity. Analog components that control or interface with sensors and other systems are often integrated into microcontrollers. Microcontroller products also include radio frequency identification (RFID) products, which are frequently used in automotive applications and sold along with our microcontroller products.
Connectivity products: Connectivity products enable electronic devices to seamlessly connect and transfer data, and the requirements for speed, data capability, distance and power vary depending on the application. Our Connectivity products support many wireless technologies to meet these requirements, including low-power wireless network standards like Zigbee® and other technologies like Bluetooth®, WiFi, GPS and Near Field Communications. Our Connectivity products are usually designed into customer devices alongside our processor and microcontroller products, enabling data to be collected, transmitted and acted upon.

Other
Other includes revenue from our smaller product lines, such as DLP® (primarily used in projectors to create high-definition images), custom semiconductors known as application-specific integrated circuits (ASICs) and calculators. It includes royalties received for our patented technology that we license to other electronics companies and revenue from transitional supply agreements related to acquisitions and divestitures. We also include revenue, about $1.2 billion in 2012, from our baseband products and from our OMAP applications processors and connectivity products sold into smartphone and consumer tablet applications, all of which are product lines that we have previously announced we are exiting. We expect this revenue to substantially cease by the end of 2013. Other generated about $3.6 billion in 2012.
We also include in Other restructuring charges and certain acquisition-related charges that are not used in evaluating results of and allocating resources to our Analog and Embedded Processing segments. These acquisition-related charges include certain fair-value adjustments, restructuring charges, transaction expenses, acquisition-related retention bonuses and amortization of intangible assets. Other also includes certain corporate-level items, such as litigation and environmental costs, insurance proceeds, and assets and liabilities associated with our centralized operations, such as our worldwide manufacturing, facilities and procurement operations.
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
The cost and lifespan of the equipment and processes we use to manufacture semiconductors vary by technology. Our Analog products and most of our Embedded Processing products can be manufactured using mature and stable, and therefore less expensive, equipment than is needed for manufacturing advanced CMOS logic products, such as our OMAP products.
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
Tax considerations

We operate in a number of tax jurisdictions and are subject to several types of taxes including those that are based on income, capital, property and payroll, as well as sales and other transactional taxes. The timing of the final determination of our tax liabilities varies by jurisdiction and taxing authority. As a result, during any particular reporting period we may reflect in our financial statements one or more tax refunds or assessments, or changes to tax liabilities, involving one or more taxing authorities.

First-Quarter 2013 results
Our first-quarter revenue was $2.89 billion, net income was $362 million and earnings per share (EPS) were 32 cents. Customers continued to operate in a real-time mode, maintaining minimal component inventory and ordering parts as they were needed. Our short product lead times, well-positioned inventory and ready manufacturing capacity allow us to respond rapidly to changes in demand.

TI is now firmly rooted in Analog and Embedded Processing, and in the first quarter these segments contributed 77 percent of our revenue - a full five points more than a year ago. Our business model generates strong cash flow from operations. Free cash flow for the trailing 12 months was almost $3 billion, up 16 percent compared with a year ago. Further, free cash flow comprised 23 percent of revenue, which is consistent with our target of 20-25 percent. Free cash flow is well in excess of net income, and we expect it to remain so for some time as non-cash expenses are included in net income. (Free cash flow is a non-GAAP financial measure. For a reconciliation to GAAP and an explanation of the purpose for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.)

In the quarter, we announced a 33 percent increase in our dividend to $1.12 per share annualized, and we added another $5 billion to our stock repurchase authorization. Both increases reflect our confidence in the long-term sustainability of our Analog and Embedded Processing business model. We returned $911 million to shareholders through dividends and share repurchases in the first quarter. For the trailing 12 months, the return to shareholders totaled $3 billion, or 107 percent of free cash flow, consistent with our intention to return all our free cash flow to shareholders except what is needed to repay debt.

Our balance sheet remains strong, with $3.9 billion of cash and short-term investments on hand at the end of the quarter, 84 percent of which is owned by the company's U.S. entities. Inventory was 101 days, down from 105 a year ago.

Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	March 31, 2013	March 31, 2012	Dec. 31, 2012
Revenue	$2,885	$3,121	$2,979
Cost of revenue	1,511	1,590	1,534
Gross profit	1,374	1,531	1,445
Research and development (R&D)	419	509	425
Selling, general and administrative (SG&A)	459	462	430
Acquisition charges	86	153	88
Restructuring charges/other	15	10	363
Operating profit	395	397	139
Other income (expense), net (OI&E)	2	(14)	39
Interest and debt expense	23	21	23
Income before income taxes	374	362	155
Provision (benefit) for income taxes	12	97	(109)
Net income	$362	$265	$264

Earnings per common share:
Basic	$.32	$.23	$.23
Diluted	$.32	$.22	$.23

Average shares outstanding (millions):
Basic	1,107	1,143	1,113
Diluted	1,123	1,165	1,124

Cash dividends declared per share of common stock	$.21	$.17	$.21

Percentage of revenue:
Gross profit	47.6%	49.0%	48.5%
R&D	14.5%	16.3%	14.3%
SG&A	15.9%	14.8%	14.4%
Operating profit	13.7%	12.7%	4.7%

As required by accounting rule ASC 260, net income allocated to unvested restricted stock units (RSUs), on which we pay dividend equivalents, is excluded from the calculation of EPS.  The amount excluded is $7 million, $4 million and $4 million for the quarters ending March 31, 2013, March 31, 2012, and December 31, 2012, respectively.

The information presented in this Management's discussion and analysis of financial condition and results of operations (MD&A) is based on our revised segment structure as of January 1, 2013. Segment-level information for the periods presented has been recast to reflect the changes in our reportable segments.

Our exit from legacy wireless products and the elimination of the Wireless segment resulted in changes to our corporate-level expense allocations, which negatively affected segment-level profitability in the first quarter.  We expect a similar effect in future quarters.  We allocate our corporate-level expenses, which are largely fixed, among our product lines in proportion to the operating expenses directly generated by them.  Legacy wireless products generated significantly lower operating expenses in the first quarter than they have in prior quarters because we are no longer investing in them. The corporate-level expenses allocated to those products were, therefore, proportionately lower, and the corporate-level expenses allocated to the remaining product lines were proportionately higher.  This allocation change affects the profitability of all three of our segments, but does not impact operating expense or profitability trends at the consolidated level.

Throughout the following discussion of our results of operations, unless otherwise noted, changes in our revenue are attributable to changes in customer demand, which are evidenced by fluctuations in shipment volumes. New products tend not to have a significant impact because our revenue is derived from such a large number of products. From time to time, our revenue and gross profit are affected by changes in demand for higher-priced or lower-priced products, which we refer to as changes in the "mix" of products shipped.

Details of financial results

Revenue for the first quarter of 2013 was $2.89 billion, a decrease of $236 million, or 8 percent, from the year-ago quarter and $94 million, or 3 percent, from the prior quarter, primarily due to lower revenue from our legacy wireless products.

Gross profit for the first quarter of 2013 was $1.37 billion, or 47.6 percent of revenue, a decrease of $157 million, or 10 percent, from the year-ago quarter due to lower revenue, including the nonrecurrence of about $65 million of business interruption insurance proceeds related to the 2011 Japan earthquake. Compared with the prior quarter, gross profit decreased $71 million, or 5 percent, primarily due to lower revenue.

Operating expenses for the first quarter of 2013 were $419 million for R&D and $459 million for SG&A. R&D expense decreased $90 million, or 18 percent, from the year-ago quarter, reflecting the wind-down of our legacy wireless product lines. Compared with the prior quarter, R&D expense was about even as lower product development costs from legacy wireless products were mostly offset by higher compensation-related costs.  SG&A expense was about even compared with the year-ago quarter and increased $29 million, or 7 percent, from the prior quarter due to higher compensation-related costs.

In the first quarter of 2013, we incurred $86 million of Acquisition charges associated with our acquisition of National Semiconductor Corporation, compared with $153 million in the year-ago quarter and $88 million in the prior quarter. The decrease from the year-ago quarter is primarily due to the nonrecurrence of integration-related compensation expenses. The quarterly Acquisition charges are primarily from the ongoing amortization of intangible assets.

For the first quarter of 2013, Restructuring charges/other were $15 million compared with $10 million for the year-ago quarter and $363 million in the prior quarter. In the fourth quarter of 2011, we initiated actions to close certain manufacturing facilities in Houston, Texas and Hiji Japan, and have incurred related restructuring charges in each quarter since then. We expect that action to be completed in 2013. In the fourth quarter of 2012, we initiated actions to restructure our former Wireless business. We expect about 1,700 jobs to be eliminated and about $450 million in annualized cost savings to be realized by the time the Wireless action is completed in 2013. Restructuring charges for the first quarter of 2013 relate about equally to the Wireless action and the Houston and Hiji facility closures and consisted of about $8 million of accelerated depreciation of the facilities' assets, $4 million of severance and benefit costs and about $3 million of other exit costs. All the restructuring charges are included in Other. See Note 3 to the financial statements for additional information.
For the first quarter of 2013, our operating profit was $395 million, or 13.7 percent of revenue, about even with the year-ago quarter, as lower revenue and associated gross profit was offset by lower operating expenses and lower acquisition charges. Compared with the prior quarter, operating profit increased $256 million due to lower restructuring charges.

OI&E for the first quarter of 2013 was income of $2 million compared with an expense in the year-ago quarter of $14 million. The year-ago quarter included a charge associated with a divested business. Income from the prior quarter of $39 million decreased due to lower tax-related interest income.

Interest and debt expense was $23 million, about even with the year-ago and prior quarters. See Note 8 to the financial statements for details regarding debt outstanding.

Quarterly income taxes are calculated using the estimated annual effective tax rate. As of March 31, 2013, our estimated annual effective tax rate is about 22 percent. Our annual effective tax rate benefits from the lower tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.  These benefits are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions. See Note 4 to the financial statements for additional information.

For the first quarter of 2013, our tax provision was $12 million compared with $97 million in the year-ago quarter. The decrease was primarily due to a $65 million discrete tax benefit in the first quarter of 2013 from the reinstatement of the federal research tax credit that was retroactive to the beginning of 2012. The tax provision in the prior quarter was a $109 million net tax benefit, which included a $147 million discrete tax benefit that primarily consisted of additional U.S. tax benefits for manufacturing related to the years 2000 through 2006. The increase in the tax provision from the prior quarter was due to lower discrete tax benefits in the first quarter of 2013 and, to a lesser extent, an increase in income before income taxes.

In the first quarter of 2013, our net income was $362 million compared with net income of $265 million for the year-ago quarter and $264 million for the prior quarter.  EPS was $0.32 compared with $0.22 for the year-ago quarter and $0.23 for the prior quarter.

Segment results

Analog

	1Q13	1Q12	Change	4Q12	Change
Revenue	$1,648	$1,686	-2%	$1,669	-1%
Operating profit	300	335	-10%	419	-28%
Operating profit % of revenue	18.2%	19.8%		25.1%

Analog revenue decreased 2 percent from the year-ago quarter due to lower revenue from SVA, and to a lesser extent, HVAL and HPA. Lower revenue from SVA was primarily the result of ongoing conversion to a consignment inventory program with our distributors, and lower revenue from HVAL was primarily due to a less favorable mix of products shipped. Partially offsetting these decreases was higher revenue from Power. Compared with the prior quarter, revenue was about even as lower revenue from HVAL and, to a lesser extent, Power was offset by higher revenue from SVA and HPA. SVA revenue was higher due to a more favorable mix of products shipped. Compared with the year-ago quarter, operating profit decreased due to lower revenue and associated gross profit and, to a lesser extent, higher operating expenses. Operating profit decreased from the prior quarter due to higher operating expenses and, to a lesser extent, lower gross profit resulting from higher manufacturing-related costs.

Embedded Processing

	1Q13	1Q12	Change	4Q12	Change
Revenue	$561	$540	4%	$546	3%
Operating profit	7	35	-80%	11	-36%
Operating profit % of revenue	1.3%	6.5%		2.0%

Embedded Processing revenue increased 4 percent compared with the year-ago quarter due to higher revenue from Microcontroller and, to a lesser extent, Connectivity products. Revenue from Processor products was about even. Compared with the prior quarter, Embedded Processing revenue increased 3 percent due to higher revenue from Microcontrollers. This increase was partially offset by lower revenue from Processors due to a less favorable mix of products shipped. Revenue from Connectivity products for the first quarter of 2013 was about even. Operating profit decreased from the year-ago quarter due to lower gross profit resulting primarily from higher manufacturing-related costs and, to a lesser extent, higher operating expenses. Compared with the prior quarter, operating profit decreased due to higher operating expenses, partially offset by higher gross profit.

Other

	1Q13	1Q12	Change	4Q12	Change
Revenue	$676	$895	-24%	$764	-12%
Operating profit (loss)	88	27	226%	(291)	n/a
Operating profit (loss) % of revenue	13.1%	3.0%		(38.1)%
Restructuring charges/other*	15	10		363
Acquisition charges*	86	153		88
Other acquisition-related charges - in COR*	—	21

*Included in operating profit (loss)

Other revenue decreased 24 percent from the year-ago quarter, primarily due to lower revenue from legacy wireless products, and to a lesser extent, the nonrecurrence of about $65 million of business interruption insurance proceeds related to the 2011 Japan earthquake and lower revenue from custom ASIC products. Also contributing to the decrease was lower revenue from calculators. Partially offsetting was increased revenue from DLP products due to a more favorable mix of products shipped and, to a lesser extent, increased royalties. Compared with the prior quarter, revenue decreased 12 percent due to lower revenue from legacy wireless products and, to a lesser extent, lower revenue from custom ASIC products and royalties. Partially offsetting these decreases was higher revenue from calculators. DLP was about even.

Operating profit for the first quarter of 2013 increased from the year-ago quarter due to lower operating expenses and, to a lesser extent, lower acquisition charges. These were partially offset by lower revenue and associated gross profit. Compared with the prior quarter, operating profit increased due to lower restructuring charges.

Financial Condition

At the end of the first quarter of 2013, total cash (Cash and cash equivalents plus Short-term investments) was $3.86 billion, with 84 percent owned by our U.S. entities.

Accounts receivable were $1.33 billion at the end of the first quarter. This was an increase of $103 million from the end of 2012 as a result of higher revenue at the end of the first quarter compared with the prior quarter. Days sales outstanding were 42 at the end of the first quarter compared with 37 at the end of 2012.

Inventory was $1.70 billion at the end of the first quarter. This was a decrease of $57 million from the end of 2012. Days of inventory at the end of the first quarter were 101 compared with 103 at the end of 2012.

Liquidity and Capital Resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are our cash and cash equivalents, short-term investments and revolving credit facilities. Cash flow from operations for the first quarter of 2013 was $360 million, a decrease of $89 million from the year-ago period, due to changes in working capital.

We had $1.39 billion of Cash and cash equivalents and $2.47 billion of Short-term investments as of March 31, 2013. We have a variable-rate revolving credit facility with a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2018. This credit facility also serves as support for the issuance of commercial paper. As of March 31, 2013, our credit facility was undrawn and we had no commercial paper outstanding.

On May 1, 2013, we priced $1.0 billion principal amount of debt, which we expect to use for repayment of a portion of our debt. The debt offering is expected to close on May 8, 2013.

For the first three months of 2013, investing activities provided cash of $22 million compared with $270 million in the year-ago period. Proceeds from short-term investments, net of purchases, provided cash of $79 million compared with $371 million in the year-ago quarter. Capital expenditures in the first quarter of 2013 totaled $84 million compared with $103 million in the year-ago quarter. These expenditures were primarily for semiconductor manufacturing equipment. We also received $18 million of cash proceeds from the sale of a site in the first quarter of 2013.

Net cash used in financing activities was $405 million for the first three months of 2013 compared with $518 million in the year-ago period. We used $300 million in the year-ago quarter to repay commercial paper borrowings. In the first quarter of 2013, we paid dividends of $232 million compared with $195 million in the year-ago period. We also used $679 million in the first three months of 2013 to repurchase 20.4 million shares of our common stock. In the same period last year we used $300 million to repurchase 9.1 million shares of common stock. Employee exercises of stock options are also reflected in cash from financing activities. In the first quarter of 2013, these exercises provided cash proceeds of $454 million compared with $259 million for the year-ago quarter.

In February 2013, we announced a 33 percent increase in our quarterly cash dividend from $0.21 to $0.28 per share, resulting in an annualized dividend payment of $1.12 per share. Additionally, our Board of Directors authorized the repurchase of an additional $5.0 billion of our common stock, bringing the total outstanding authorization to $8.2 billion as of March 31, 2013.

We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

Non-GAAP financial information

This MD&A includes a discussion of free cash flow and various ratios based on that measure. These are financial measures that were not prepared in accordance with generally accepted accounting principles in the United States (non-GAAP measures). Free cash flow was calculated by subtracting Capital expenditures from Cash flows from operating activities (also referred to as Cash flow from operations).

The free cash flow measures were compared to the following GAAP items to determine the various non-GAAP ratios presented below and referred to in the MD&A: Revenue, Dividends paid and Stock repurchases. Reconciliation to the most directly comparable GAAP-based ratios is provided in the table below.

We believe all of these non-GAAP measures provide insight into our liquidity, our cash-generating capability and the amount of cash available to return to investors as well as insight into our financial performance. These non-GAAP measures are supplemental to the comparable GAAP measures.

TEXAS INSTRUMENTS INCORPORATED
(Millions of dollars)

	For the Twelve Months Ended Mar. 31, 2013	For the Twelve Months Ended Dec. 31, 2012	Percentage Change

Cash flow from operations (GAAP)	$3,324	$3,188	4%
Less Capital expenditures	476	725	-34%
Free cash flow (non-GAAP)	$2,848	2,463	16%

	For the Twelve Months Ended Mar. 31, 2013	As a Percentage of Revenue

Revenue	$12,589

Cash flow from operations (GAAP)	$3,324	26%
Less Capital expenditures	476	4%
Free cash flow (non-GAAP)	$2,848	23%

The Cash flow from operations and Capital expenditures as a percentage of Revenue provided in the above chart will not calculate to the free cash flow as a percentage of Revenue due to rounding.

	For the Twelve Months Ended Mar. 31, 2013	As a Percentage of Cash Flow from Operations (GAAP)	As a Percentage of Free Cash Flow (Non-GAAP)

Dividends paid	$856	26%	30%
Stock repurchases	2,179	66%	77%
Total cash returned	$3,035	91%	107%

The Dividends paid and Stock repurchases as a percentage of Cash flow from operations provided in the above chart will not sum to the total cash returned as a percentage of Cash flow from operations due to rounding.

Long-term contractual obligations

In addition to the long-term debt obligations described in the long-term contractual obligations chart on pages 51-52 of Exhibit 13 to our Form 10-K for the year ended December 31, 2012, on May 1, 2013, we priced $500 million of 1.00% notes maturing in 2018 and $500 million of 2.25% notes maturing in 2023.

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

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors.

Information concerning our risk factors is contained on pages 10-14 of our Form 10-K for the year ended December 31, 2012, and is incorporated by reference herein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2013 through January 31, 2013	12,893,500		$32.57	12,893,500		$3.45 billion
February 1, 2013 through February 28, 2013	2,388,400		33.55	2,388,400		$8.37 billion
March 1, 2013 through March 31, 2013	5,731,227		34.90	5,731,227		$8.17 billion
Total	21,013,127	(2)	$33.31	21,013,127	(2)	$8.17 billion	(3)

(1)
All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010. On February 21, 2013, our Board of Directors authorized the purchase of an additional $5.0 billion of our common stock. No expiration date has been specified for these authorizations.

(2)	All purchases during the quarter were open-market purchases. The table includes the purchase of 607,508 shares for which trades were settled in the first two business days of April 2013.

(3)	As of March 31, 2013, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2010 and the $5.0 billion authorized in February 2013.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
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

For a more detailed discussion of these factors see the Risk Factors discussion in Item 1A of our most recent Form 10-K. The forward-looking statements included in this report are made only as of the date of this report and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	May 3, 2013