Form 10-Q
period 2013-06-30
TEXAS INSTRUMENTS INC
filed 2013-08-02
CIK 97476

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

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

1,101,172,804
Number of shares of Registrant's common stock outstanding as of
June 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of income
[Millions of dollars, except share and per-share amounts]

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$3,047	$3,335	$5,932	$6,456
Cost of revenue (COR)	1,477	1,684	2,988	3,274
Gross profit	1,570	1,651	2,944	3,182
Research and development (R&D)	389	480	808	989
Selling, general and administrative (SG&A)	471	456	931	918
Acquisition charges	86	104	171	257
Restructuring charges/other	(282)	13	(267)	23
Operating profit	906	598	1,301	995
Other income (expense), net (OI&E)	—	(2)	2	(17)
Interest and debt expense	24	20	47	41
Income before income taxes	882	576	1,256	937
Provision for income taxes	222	130	234	226
Net income	$660	$446	$1,022	$711

Earnings per common share:
Basic	$.59	$.38	$.91	$.61
Diluted	$.58	$.38	$.90	$.60

Average shares outstanding (millions):
Basic	1,103	1,140	1,105	1,142
Diluted	1,117	1,154	1,120	1,159

Cash dividends declared per share of common stock	$.28	$.17	$.49	$.34

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of comprehensive income
[Millions of dollars]

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$660	$446	$1,022	$711
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains (losses), net of taxes	—	—	—	2
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	48	(12)	80	11
Reclassification of recognized transactions, net of taxes	16	12	33	23
Prior service cost of defined benefit plans:
Adjustment, net of taxes	(1)	1	(2)	—
Reclassification of recognized transactions, net of taxes	(2)	—	(2)	—
Derivative instrument:
Change in fair value, net of taxes	(1)	—	(1)	(1)
Reclassification of recognized transactions, net of taxes	—	—	1	—
Other comprehensive income (loss), net of taxes	60	1	109	35
Total comprehensive income	$720	$447	$1,131	$746

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated balance sheets
[Millions of dollars, except share amounts]

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,180	$1,416
Short-term investments	2,064	2,549
Accounts receivable, net of allowances of ($31) and ($31)	1,491	1,230
Raw materials	101	116
Work in process	926	935
Finished goods	693	706
Inventories	1,720	1,757
Deferred income taxes	1,070	1,044
Prepaid expenses and other current assets	513	234
Total current assets	8,038	8,230
Property, plant and equipment at cost	6,679	6,891
Less accumulated depreciation	(3,068)	(2,979)
Property, plant and equipment, net	3,611	3,912
Long-term investments	203	215
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	2,388	2,558
Deferred income taxes	253	280
Capitalized software licenses, net	159	142
Overfunded retirement plans	106	68
Other assets	278	254
Total assets	$19,398	$20,021

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,000	$1,500
Accounts payable	437	444
Accrued compensation	463	524
Income taxes payable	218	79
Deferred income taxes	2	2
Accrued expenses and other liabilities	682	881
Total current liabilities	2,802	3,430
Long-term debt	4,165	4,186
Underfunded retirement plans	240	269
Deferred income taxes	584	572
Deferred credits and other liabilities	539	603
Total liabilities	8,330	9,060

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,117	1,176
Retained earnings	27,677	27,205
Less treasury common stock at cost. Shares: June 30, 2013 – 639,643,135; December 31, 2012 – 632,636,970	(18,877)	(18,462)
Accumulated other comprehensive income (loss), net of taxes	(590)	(699)
Total stockholders’ equity	11,068	10,961
Total liabilities and stockholders’ equity	$19,398	$20,021

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of cash flows
[Millions of dollars]

	For Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,022	$711
Adjustments to net income:
Depreciation	449	484
Amortization of acquisition-related intangibles	170	171
Stock-based compensation	150	133
Gains on sales of assets	(3)	—
Deferred income taxes	(39)	17
Increase (decrease) from changes in:
Accounts receivable	(272)	(88)
Inventories	37	(123)
Prepaid expenses and other current assets	(283)	55
Accounts payable and accrued expenses	(280)	(114)
Accrued compensation	(59)	(136)
Income taxes payable	144	(36)
Changes in funded status of retirement plans	52	53
Other	(53)	(3)
Cash flows from operating activities	1,035	1,124

Cash flows from investing activities:
Capital expenditures	(182)	(249)
Proceeds from asset sales	18	—
Purchases of short-term investments	(2,402)	(657)
Proceeds from short-term investments	2,883	1,466
Purchases of long-term investments	(1)	(1)
Proceeds from long-term investments	15	32
Cash flows from investing activities	331	591

Cash flows from financing activities:
Proceeds from issuance of long-term debt	986	—
Repayment of debt and commercial paper borrowings	(1,500)	(875)
Dividends paid	(541)	(390)
Stock repurchases	(1,400)	(600)
Proceeds from common stock transactions	797	327
Excess tax benefit from share-based payments	63	23
Other	(7)	—
Cash flows from financing activities	(1,602)	(1,515)

Net change in cash and cash equivalents	(236)	200
Cash and cash equivalents, beginning of period	1,416	992
Cash and cash equivalents, end of period	$1,180	$1,192

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to financial statements

1.	Description of business and significant accounting policies and practices
At Texas Instruments (TI), we design and make semiconductors that we sell to electronics designers and manufacturers all over the world. Effective January 1, 2013, we have two reportable segments, which are established along major categories of products as follows:

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

See Note 11 for the results of our business segments. On May 3, 2013, we filed a Form 8-K to update our Form 10-K for the year ended December 31, 2012, to reflect these changes. Prior period segment presentations have been recast to conform to this new reporting structure.

Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, and as updated by the Form 8-K. The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended June 30, 2013 and 2012, and the balance sheet as of June 30, 2013 are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2012, as updated by the Form 8-K. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended June 30, 2013			For Three Months Ended June 30, 2012
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$660			$446
Less income allocated to RSUs	(11)			(8)
Income allocated to common stock for basic EPS calculation	$649	1,103	$.59	$438	1,140	$.38

Adjustment for dilutive shares:
Stock-based compensation plans		14			14

Diluted EPS:
Net income	$660			$446
Less income allocated to RSUs	(11)			(8)
Income allocated to common stock for diluted EPS calculation	$649	1,117	$.58	$438	1,154	$.38

	For Six Months Ended June 30, 2013			For Six Months Ended June 30, 2012
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,022			$711
Less income allocated to RSUs	(18)			(12)
Income allocated to common stock for basic EPS calculation	$1,004	1,105	$.91	$699	1,142	$.61

Adjustment for dilutive shares:
Stock-based compensation plans		15			17

Diluted EPS:
Net income	$1,022			$711
Less income allocated to RSUs	(18)			(12)
Income allocated to common stock for diluted EPS calculation	$1,004	1,120	$.90	$699	1,159	$.60

Potentially dilutive securities representing 13 million and 53 million shares of common stock that were outstanding during the second quarters of 2013 and 2012, respectively, and 23 million and 51 million shares outstanding during the first six months of 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

Derivatives and hedging
In connection with the issuance of variable-rate long-term debt in May 2011, we entered into an interest rate swap designated as a hedge of the variability of cash flows related to interest payments. Gains and losses from changes in the fair value of the interest rate swap were credited or charged to Accumulated other comprehensive income (loss), net of taxes (AOCI). In connection with the repayment of this long-term debt in the second quarter of 2013, this interest rate swap has been settled for no gain or loss. In association with the issuance of long-term debt, we use financial derivatives such as treasury rate lock agreements, the results of which have not been material.

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

Fair values of financial instruments
The fair values of our derivative financial instruments were not significant at June 30, 2013. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 5. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are based on Level 2 inputs. See Note 5 for the definition of Level 2 inputs.

Changes in Accounting Standards
In January 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This standard clarifies that a previously issued standard on disclosure requirements of offsetting (or netting) financial instruments applies only to derivatives, repurchase agreements and certain securities lending transactions. The required disclosures are both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard is effective as of the first quarter of 2013 and did not have a material impact on our financial disclosures because the derivatives to which it applies are not significant.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires an entity to disclose information about amounts reclassified out of AOCI by component and by statement of income line item. This standard is effective as of the first quarter of 2013 and is applied prospectively. See Note 10 for the required disclosure.

2.	Acquisition-related charges
We completed the acquisition of National Semiconductor Corporation (National) in September 2011. Various costs incurred as a result of that acquisition are included in Other, consistent with how management measures the performance of its segments. These total acquisition-related charges are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012
Acquisition charges:
Amortization of intangible assets	$81	$81	$162	$162
Retention bonuses	2	7	3	48
Severance and other benefits	—	3	—	15
Stock-based compensation	3	4	6	10
Transaction and other costs	—	9	—	22
As recorded in Acquisition charges	86	104	171	257
Distributor contract termination recorded in COR	—	—	—	21
Total acquisition-related costs	$86	$104	$171	$278

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

Severance and other benefits costs were for former National employees who were terminated after the closing date. About 350 jobs were eliminated by the end of 2012 as a result of redundancies and cost efficiency measures. As of June 30, 2013, a total of $86 million in cumulative charges have been recognized, of which $81 million has been paid.

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

3.	Restructuring charges/other
Restructuring charges/other is included in Other and is comprised of the following components:

	For Three Months Ended June 30,		For Six Months Ended June 30,		Cumulative since Actions Initiated
	2013	2012	2013	2012
Restructuring charges:
2012 Wireless action
Severance and benefits cost	$26	$—	$30	$—	$275
Accelerated depreciation	3	—	6	—	9
Other exit costs	—	—	2	—	105
	29	—	38	—	389
2011 actions
Severance and benefits cost	1	—	1	—	114
Accelerated depreciation	—	4	5	9	28
Other exit costs	3	9	4	14	29
	4	13	10	23	171
Total restructuring charges	33	13	48	23	$560

Other:
Gain on technology transfer	(315)	—	(315)	—
Total Restructuring charges/other	$(282)	$13	$(267)	$23

Restructuring actions related to the acquisition of National are discussed in Note 2 and are reflected on the Acquisition charges line of our Consolidated statements of income.

2012 Wireless action
In November 2012, we announced an action concerning our former Wireless segment that, when complete, is expected to reduce annualized expenses by about $450 million and will focus our investments on embedded markets with greater potential for sustainable growth. About 1,700 jobs worldwide are expected to be eliminated. We estimate that this action will be substantially complete by the end of 2013. As of June 30, 2013, $48 million has been paid to terminated employees for severance and benefits related to this action.

2011 actions
Beginning in the fourth quarter of 2011, we recognized restructuring charges associated with the announced plans to close two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan, in 2013. As of June 30, 2013, about $52 million has been paid to terminated employees for severance and benefits related to this action.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2012 Wireless Action		2011 Actions		Prior Actions
	Severance and Benefits	Other Charges	Severance and Benefits	Other Charges	Severance and Benefits	Other Charges	Total
Remaining accrual at December 31, 2012	$241	$—	$94	$3	$5	$6	$349
Restructuring charges	30	8	1	9	—	—	48
Non-cash items (a)	—	(6)	—	(5)	—	—	(11)
Payments	(44)	(2)	(41)	(4)	(3)	—	(94)
Remaining accrual at June 30, 2013	$227	$—	$54	$3	$2	$6	$292
(a) Reflects charges for stock-based compensation, impacts of postretirement benefit plans and accelerated depreciation.

The accrual balances above are primarily a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated balance sheets, depending on the expected timing of payment.

Other
Gain on technology transfer
During the second quarter of 2013, we entered into an agreement to transfer wireless connectivity technology to a customer. This technology was associated with the former Wireless business that we have previously announced we are exiting. As a result, we recognized a gain of $315 million.

4.	Income taxes
Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of June 30, 2013, the estimated annual effective tax rate for 2013 is about 24 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. These lower tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions. The first quarter 2013 tax provision included a $65 million discrete tax benefit from the reinstatement of the federal research tax credit retroactive to the beginning of 2012.

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

Details of our investments are as follows:

	June 30, 2013			December 31, 2012
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Measured at fair value:
Available-for-sale securities
Money market funds	$277	$—	$—	$211	$—	$—
Corporate obligations	73	271	—	188	325	—
U.S. Government agency and Treasury securities	675	1,793	—	795	2,224	—
Trading securities
Mutual funds	—	—	159	—	—	159
Total	$1,025	$2,064	$159	$1,194	$2,549	$159

Other measurement basis:
Equity-method investments	$—	$—	$25	$—	$—	$34
Cost-method investments	—	—	19	—	—	22
Cash on hand	155	—	—	222	—	—
Total	$1,180	$2,064	$203	$1,416	$2,549	$215

As of June 30, 2013, and December 31, 2012, we had no significant unrealized gains or losses associated with our available-for-sale investments. For the six months ended June 30, 2013 and 2012, we did not recognize in earnings any credit losses related to these investments.

For the six months ended June 30, 2013 and 2012, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.88 billion and $1.47 billion, respectively. Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale at June 30, 2013:

Due	Fair Value
One year or less	$2,799
One to three years	290

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

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013, and December 31, 2012. For these periods, we had no Level 3 assets or liabilities. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	June 30, 2013	Level 1	Level 2
Assets:
Money market funds	$277	$277	$—
Corporate obligations	344	—	344
U.S. Government agency and Treasury securities	2,468	1,517	951
Mutual funds	159	159	—
Total assets	$3,248	$1,953	$1,295

Liabilities:
Deferred compensation	$178	$178	$—
Total liabilities	$178	$178	$—

	Fair Value
	December 31, 2012	Level 1	Level 2
Assets:
Money market funds	$211	$211	$—
Corporate obligations	513	—	513
U.S. Government agency and Treasury securities	3,019	1,145	1,874
Mutual funds	159	159	—
Total assets	$3,902	$1,515	$2,387

Liabilities:
Deferred compensation	$174	$174	$—
Total liabilities	$174	$174	$—

The following table summarizes the change in the fair values for Level 3 assets:

Level 3
Changes in fair value during the period (pre-tax):	Auction-rate Securities
Balance, December 31, 2011	$134
Change in unrealized loss – included in AOCI	10
Redemptions	(84)
Sales	(20)
Balance, June 30, 2012	$40

We had no Level 3 assets as of either December 31, 2012, or June 30, 2013.

6.	Goodwill and acquisition-related intangibles
Goodwill was $4.362 billion net of accumulated impairment of $90 million as of June 30, 2013, and December 31, 2012. There was no impairment of goodwill during the six months ended June 30, 2013. The following table shows the components of acquisition-related intangible assets as of June 30, 2013, and December 31, 2012:

		June 30, 2013			December 31, 2012
Acquisition-related Intangibles	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 - 10	$2,145	$413	$1,732	$2,145	$312	$1,833
Customer relationships	5 - 8	821	188	633	821	137	684
Other intangibles	2 - 5	17	13	4	46	36	10
In-process R&D	(a)	19	n/a	19	31	n/a	31
Total		$3,002	$614	$2,388	$3,043	$485	$2,558
(a) In-process R&D is not amortized until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it will be expensed.

Amortization of acquisition-related intangibles was $85 million and $86 million for the three months ($170 million and $171 million for the six months) ended June 30, 2013 and 2012.

7.	Postretirement benefit plans
Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30	2013	2012	2013	2012	2013	2012
Service cost	$7	$6	$2	$1	$10	$10
Interest cost	10	11	5	6	15	20
Expected return on plan assets	(12)	(12)	(6)	(6)	(16)	(20)
Amortization of prior service cost (credit)	—	—	1	1	(1)	(1)
Recognized net actuarial loss	5	4	3	3	7	11
Net periodic benefit cost	10	9	5	5	15	20

Settlement loss	6	—	—	—	—	—
Curtailment gain	—	—	—	—	(3)	—
Total, including other postretirement (gains) losses	$16	$9	$5	$5	$12	$20

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30	2013	2012	2013	2012	2013	2012
Service cost	$14	$12	$3	$2	$20	$20
Interest cost	21	23	10	12	31	39
Expected return on plan assets	(25)	(25)	(12)	(11)	(33)	(40)
Amortization of prior service cost (credit)	—	—	2	2	(2)	(2)
Recognized net actuarial loss	11	8	6	6	17	23
Net periodic benefit cost	21	18	9	11	33	40

Settlement loss	13	—	—	—	—	—
Curtailment gain	—	—	—	(1)	(3)	—
Special termination benefit gain	—	(2)	—	—	—	—
Total, including other postretirement (gains) losses	$34	$16	$9	$10	$30	$40

In the second quarter of 2013, as a result of increased retirement activities, we remeasured our U.S. and Japan defined benefit plans. These remeasurements resulted in a net actuarial gain on a pre-tax basis of $65 million in Other comprehensive income. Of this gain, $17 million related to the U.S. plans and $48 million was for Japan. For the six months ended June 30, 2013, we have also recognized a settlement loss of $13 million on our U.S. defined benefit plans and a $3 million curtailment gain related to Japan. On our Consolidated balance sheets, our Overfunded retirement plans changed from $68 million at December 31, 2012, to $106 million at June 30, 2013, and our Underfunded retirement plans changed from $269 million at December 31, 2012, to $240 million at June 30, 2013, primarily as a result of these remeasurements and the effects of foreign currency exchange rate fluctuations.

8.	Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of June 30, 2013, we have a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2018. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of June 30, 2013, our credit facility was undrawn and we have no commercial paper outstanding.

Long-term debt
In May 2013, we issued an aggregate principal amount of $1.0 billion of fixed-rate long-term debt, with $500 million due in 2018 and $500 million due in 2023. The proceeds of the offering were $986 million net of the original issuance discount and were used toward the repayment of $1.5 billion of maturing debt, including floating rate notes. In connection with this repayment, we settled the associated interest rate swap. We also incurred $7 million of issuance and other related costs that are being amortized to Interest and debt expense over the term of the debt.

In August 2012, we issued an aggregate principal amount of $1.5 billion of fixed-rate long-term debt, with $750 million due in 2015 and $750 million due in 2019. The proceeds of the offering were $1.492 billion, net of the original issuance discount. We also incurred $7 million of issuance costs that are being amortized to Interest and debt expense over the term of the debt.

The following table summarizes the total long-term debt outstanding as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Floating-rate notes due 2013 (swapped to a 0.922% fixed rate)	$—	$1,000
Notes due 2013 at 0.875%	—	500
Notes due 2014 at 1.375%	1,000	1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250	250
Notes due 2015 at 0.45%	750	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2018 at 1.00%	500	—
Notes due 2019 at 1.65%	750	750
Notes due 2023 at 2.25%	500	—
	5,125	5,625
Add net unamortized premium	40	61
Less current portion of long-term debt	(1,000)	(1,500)
Total long-term debt	$4,165	$4,186

Interest incurred on debt, net of the amortization of the debt premium and other debt issuance costs, was $24 million and $20 million for the three months ($47 million and $41 million for the six months) ended June 30, 2013 and 2012, respectively. Capitalized interest was not material.

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

Discontinued operations indemnity
In connection with the 2006 sale of the former Sensors & Controls (S&C) business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. In a settlement with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our total remaining potential exposure from both of these indemnities will not exceed $200 million. As of June 30, 2013, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

10.	Supplemental financial information
In conformance with ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the table below details where reclassifications of recognized transactions out of AOCI are recorded on the Consolidated statements of income.

	For Three Months Ended June 30,		For Six Months Ended June 30,
Details About AOCI Components	2013	2012	2013	2012	Related Statement of Income Line
Net actuarial gains (losses) of defined benefit plans (a)	$21	$18	$47	$37	Pension expense (b)
Taxes	(5)	(6)	(14)	(14)	Provision for income taxes
Reclassification of recognized transactions, net of taxes	$16	$12	$33	$23	Net income

Prior service cost of defined benefit plans (c)	$(3)	$—	$(3)	$(1)	Pension expense (b)
Taxes	1	—	1	1	Provision for income taxes
Reclassification of recognized transactions, net of taxes	$(2)	$—	$(2)	$—	Net income

Derivative instruments	$—	$—	$1	$—	Interest and debt expense
Taxes	—	—	—	—	Provision for income taxes
Reclassification of recognized transactions, net of taxes	$—	$—	$1	$—	Net income
(a) Net actuarial gains (losses) of defined benefit plans is equal to the sum of Recognized net actuarial loss and Settlement loss as detailed in Note 7.
(b) This AOCI component is included in the computation of total employee benefit cost which is allocated to COR, R&D, SG&A and Restructuring charges/other in the Consolidated statements of income.
(c) Prior service cost of defined benefit plans is equal to the sum of Amortization of prior service cost (credit) and Curtailment gain as detailed in Note 7.

11.	Segment data
See Note 1 for a detailed description of our reportable segments. Prior period segment presentations have been revised to conform to our new reporting structure.

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012
Segment Revenue:
Analog	$1,745	$1,800	$3,393	$3,486
Embedded Processing	618	580	1,178	1,120
Other	684	955	1,361	1,850
Total revenue	$3,047	$3,335	$5,932	$6,456

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012
Segment Operating Profit:
Analog	$416	$437	$716	$771
Embedded Processing	54	52	61	88
Other	436	109	524	136
Total operating profit	$906	$598	$1,301	$995

We use centralized manufacturing and facilities organizations to provide products and support to our operating segments. Costs incurred by these organizations, including depreciation, are charged to the segments on a per-unit basis. Consequently, depreciation expense is not an independently identifiable component within the segments’ results and therefore is not provided.

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
Other
Other includes revenue from our smaller product lines, such as DLP® (primarily used in projectors to create high-definition images), custom semiconductors known as application-specific integrated circuits (ASICs) and calculators. It includes royalties received for our patented technology that we license to other electronics companies and revenue from transitional supply agreements related to acquisitions and divestitures. We also include revenue, about $1.2 billion in 2012, from our baseband products and from our OMAP applications processors and connectivity products sold into smartphone and consumer tablet applications, all of which are product lines that we have previously announced we are exiting and are collectively referred to as “legacy wireless products.” We expect this revenue to substantially cease by the end of 2013. Other generated about $3.6 billion in 2012.
We also include in Other restructuring charges and certain acquisition-related charges that are not used in evaluating results of and allocating resources to our Analog and Embedded Processing segments. These acquisition-related charges include certain fair-value adjustments, restructuring charges, transaction expenses, acquisition-related retention bonuses and amortization of intangible assets. Other also includes certain non-recurring and corporate-level items, such as litigation and environmental costs, insurance proceeds, and assets and liabilities associated with our centralized operations, such as our worldwide manufacturing, facilities and procurement operations.
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

Seasonality
Our revenue is subject to some seasonal variation. Our semiconductor revenue tends to be weaker in the first and fourth quarters when compared to the second and third quarters. Calculator revenue is tied to the U.S. back-to-school season and is therefore at its highest in the second and third quarters.
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

Second-Quarter 2013 results
Our second-quarter revenue was $3.05 billion, net income was $660 million and earnings per share (EPS) were $0.58. Results include a gain associated with the transfer of wireless connectivity technology to a customer and higher-than-expected charges associated with previously announced restructuring. The net impact of these items was a benefit of $0.16 to EPS.

Our revenue ended the quarter as expected, up 6 percent sequentially.  Excluding legacy wireless, revenue grew 8 percent; our positions in industrial and automotive markets were important contributors to the sequential growth in revenue.  Additionally, backlog increased, and with it, visibility into the second half improved.
Analog and Embedded Processing are now 78 percent of revenue, 6 points higher than a year ago.  Our legacy wireless products declined to less than 5 percent of revenue and should be below 2 percent in the third quarter.  SVA led our Analog growth and is gaining share, one year ahead of plan.
Our business model continues to generate strong cash flow from operations.  Free cash flow for the trailing 12 months was almost $3 billion, up 10 percent compared with a year ago.  Free cash flow comprised 24 percent of revenue, which is consistent with our target of 20-25 percent.  We returned $1.0 billion to shareholders through dividends and stock repurchases in the second quarter.  For the trailing 12 months, the return to shareholders totaled $3.6 billion, or 123 percent of free cash flow.  Our strategy to return to shareholders all of our free cash flow not needed for debt repayment reflects our confidence in the long-term sustainability of our Analog and Embedded Processing business model.
Our balance sheet remains strong, with $3.2 billion of cash and short-term investments at the end of the quarter, 82 percent of which is owned by the company's U.S. entities, even after reducing debt by $500 million.  Inventory days were 105, up from 101 a year ago, and consistent with our model of 105-115.

Free cash flow and revenue excluding legacy wireless are non-GAAP financial measures. For reconciliation to GAAP and an explanation for the purpose of providing these non-GAAP measures, see the Non-GAAP financial information section after the Liquidity and Capital Resources section.

Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	June 30, 2013	June 30, 2012	March 31, 2013
Revenue	$3,047	$3,335	$2,885
Cost of revenue	1,477	1,684	1,511
Gross profit	1,570	1,651	1,374
Research and development (R&D)	389	480	419
Selling, general and administrative (SG&A)	471	456	459
Acquisition charges	86	104	86
Restructuring charges/other	(282)	13	15
Operating profit	906	598	395
Other income (expense), net (OI&E)	—	(2)	2
Interest and debt expense	24	20	23
Income before income taxes	882	576	374
Provision for income taxes	222	130	12
Net income	$660	$446	$362

Earnings per common share:
Basic	$.59	$.38	$.32
Diluted	$.58	$.38	$.32

Average shares outstanding (millions):
Basic	1,103	1,140	1,107
Diluted	1,117	1,154	1,123

Cash dividends declared per share of common stock	$.28	$.17	$.21

Percentage of revenue:
Gross profit	51.5%	49.5%	47.6%
R&D	12.8%	14.4%	14.5%
SG&A	15.5%	13.7%	15.9%
Operating profit	29.7%	17.9%	13.7%

As required by accounting rule ASC 260, net income allocated to unvested restricted stock units (RSUs), on which we pay dividend equivalents, is excluded from the calculation of EPS.  The amount excluded is $11 million, $8 million and $7 million for the quarters ending June 30, 2013, June 30, 2012, and March 31, 2013, respectively.

The information presented in this Management's discussion and analysis of financial condition and results of operations (MD&A) is based on our revised segment structure as of January 1, 2013. Segment-level information for the periods presented has been recast to reflect the changes in our reportable segments.

Our exit from legacy wireless products and the elimination of the Wireless segment resulted in changes to our corporate-level expense allocations, which negatively affected segment-level profitability in the second quarter and the six months ended June 30, 2013.  We expect a similar effect through the end of 2013.  We allocate our corporate-level expenses, which are largely fixed, among our product lines in proportion to the operating expenses directly generated by them.  Legacy wireless products generated lower operating expenses in the second quarter and the six-month period than they did in the year-ago periods because we are no longer investing in them. The corporate-level expenses allocated to those products were, therefore, proportionately lower, and the corporate-level expenses allocated to the remaining product lines were proportionately higher.  This allocation change affects the profitability of each of our segments, but does not impact operating expense or profitability trends at the consolidated level.

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

Details of financial results

Revenue for the second quarter of 2013 was $3.05 billion, a decrease of $288 million, or 9 percent, from the year-ago quarter primarily due to lower revenue from our legacy wireless products.   Compared with the prior quarter, revenue increased $162 million, or 6 percent, primarily due to higher revenue from our Analog and Embedded Processing segments.

Gross profit for the second quarter of 2013 was $1.57 billion, or 51.5 percent of revenue, a decrease of $81 million, or 5 percent, from the year-ago quarter due to lower revenue. Compared with the prior quarter, gross profit increased $196 million, or 14 percent, primarily due to higher revenue and lower expense resulting from improved utilization of our manufacturing facilities. The underutilization expense in the second quarter of 2013 was about $100 million compared with about $150 million in the prior quarter.

Operating expenses for the second quarter of 2013 were $389 million for R&D and $471 million for SG&A. R&D expense decreased $91 million, or 19 percent, from the year-ago quarter, primarily reflecting the wind-down of our legacy wireless product lines. Compared with the prior quarter, R&D expense decreased $30 million, or 7 percent, due to lower product development costs across all segments.  SG&A expense increased $15 million, or 3 percent, compared with the year-ago quarter and $12 million, or 3 percent, from the prior quarter primarily due to higher compensation-related costs.

In the second quarter of 2013, we incurred $86 million of Acquisition charges associated with our acquisition of National Semiconductor Corporation, compared with $104 million in the year-ago quarter and $86 million in the prior quarter. The quarterly Acquisition charges are primarily from the ongoing amortization of intangible assets. The year-ago quarter also included integration-related expenses. See Note 2 to the financial statements for detailed information.

Restructuring charges/other for the second quarter of 2013 was a net credit of $282 million, compared with charges of $13 million for the year-ago quarter and $15 million in the prior quarter. The net credit included a gain of $315 million from the transfer of wireless connectivity technology to a customer. Partially offsetting this gain were restructuring charges of $29 million associated with the 2012 action to restructure our former Wireless business and $4 million associated with the 2011 actions to close certain manufacturing facilities in Houston, Texas, and Hiji, Japan. Together, these charges consisted of $27 million of severance and benefit costs, $3 million of accelerated depreciation of the facilities' assets and $3 million of other exit costs. All the restructuring charges and the net credit are included in Other. We expect both actions to be completed in 2013. See Note 3 to the financial statements for additional information.
For the second quarter of 2013, our operating profit was $906 million, or 29.7 percent of revenue, compared with $598 million or 17.9 percent of revenue for the year-ago quarter, as lower revenue and associated gross profit were more than offset by the gain on the technology transfer. Compared with the prior quarter, operating profit increased $511 million due to the gain on the technology transfer and, to a lesser extent, higher gross profit.

Interest and debt expense was $24 million compared with $20 million for the year-ago quarter and was about even with the prior quarter. The increase from the year-ago quarter was due to a combination of higher average interest rates and a higher average debt level. See Note 8 to the financial statements for details regarding debt outstanding.

Quarterly income taxes are calculated using the estimated annual effective tax rate. As of June 30, 2013, our estimated annual effective tax rate is about 24 percent. Our annual effective tax rate benefits from the lower tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.  These lower tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions. See Note 4 to the financial statements for additional information.

For the second quarter of 2013, our tax provision was $222 million compared with $130 million in the year-ago quarter and $12 million in the prior quarter. The increase in both comparisons was primarily due to an increase in income before income taxes. The prior quarter included a $65 million discrete tax benefit resulting from the reinstatement of the federal research tax credit that was retroactive to the beginning of 2012.

In the second quarter of 2013, our net income was $660 million compared with net income of $446 million for the year-ago quarter and $362 million for the prior quarter.  EPS was $0.58 compared with $0.38 for the year-ago quarter and $0.32 for the prior quarter.

Segment results

Analog

	2Q13	2Q12	Change	1Q13	Change
Revenue	$1,745	$1,800	-3%	$1,648	6%
Operating profit	416	437	-5%	300	39%
Operating profit % of revenue	23.8%	24.3%		18.2%

Analog revenue decreased 3 percent from the year-ago quarter due to lower revenue from Power and, to a lesser extent, HPA, as a result of the mix of products shipped. SVA and HVAL revenue were about even. Compared with the prior quarter, revenue increased 6 percent due to higher revenue from SVA, HVAL and HPA. Revenue from Power was about even. Compared with the year-ago quarter, operating profit decreased due to lower revenue and associated gross profit and, to a lesser extent, higher operating expenses. Operating profit increased from the prior quarter primarily due to higher gross profit.

Embedded Processing

	2Q13	2Q12	Change	1Q13	Change
Revenue	$618	$580	7%	$561	10%
Operating profit	54	52	4%	7	671%
Operating profit % of revenue	8.8%	9.0%		1.3%

Embedded Processing revenue increased 7 percent compared with the year-ago quarter primarily due to higher revenue from Microcontrollers. Revenue from Connectivity also increased, but to a lesser extent. Processors revenue was about even. Compared with the prior quarter, Embedded Processing revenue increased 10 percent primarily due to higher revenue from Processors. Revenue from Microcontroller and Connectivity products also increased, but to a lesser extent. Operating profit increased from the year-ago quarter due to higher gross profit, partially offset by higher operating expenses. Operating profit increased from the prior quarter due to higher gross profit.

Other

	2Q13	2Q12	Change	1Q13	Change
Revenue	$684	$955	-28%	$676	1%
Operating profit	436	109	300%	88	395%
Operating profit % of revenue	63.7%	11.4%		13.1%
Acquisition charges*	86	104		86
Restructuring charges/other*	(282)	13		15

*Included in operating profit

Other revenue decreased 28 percent from the year-ago quarter, primarily due to lower revenue from legacy wireless products. Contributing to the decrease, but to a lesser extent, was lower revenue from, in decreasing order, custom ASIC products, DLP products and calculators. Royalties increased. Compared with the prior quarter, Other revenue was about even. Revenue from calculators and DLP products increased. Custom ASIC revenue was about even and revenue from legacy wireless products and royalties declined. Operating profit increased from both the year-ago quarter and the prior quarter due to the gain from the technology transfer.

First six months of 2013 results

For the first six months of 2013, we report the following:

Revenue was $5.93 billion, a decrease of $524 million, or 8 percent, compared with the year-ago period primarily due to lower revenue from legacy wireless products.

Gross profit was $2.94 billion, a decrease of $238 million, or 7 percent, from the year-ago period due to lower revenue. Gross profit margin was 49.6 percent of revenue compared with 49.3 percent in the year-ago period.

R&D expense of $808 million decreased 18 percent from the year-ago period reflecting the wind-down of our legacy wireless product lines. R&D expense as a percent of revenue was 13.6 percent compared with 15.3 percent in the year-ago period. SG&A expense was $931 million, about even with the year-ago period. SG&A expense as a percent of revenue was 15.7 percent compared with 14.2 percent in the year-ago period.

Acquisition charges for the first six months of 2013 of $171 million were primarily from the ongoing amortization of intangible assets. This compares with $257 million in the year-ago period. The decrease from the year-ago period is primarily due to the nonrecurrence of integration-related compensation expenses. See Note 2 to the financial statements for detailed information.

Restructuring charges/other for the first six months of 2013 was a net credit of $267 million, reflecting the $315 million gain from the technology transfer, which was partially offset by restructuring charges of $48 million. This compares with restructuring charges of $23 million in the year-ago period. See Note 3 to the financial statements for detailed information.

Operating profit was $1.30 billion, or 21.9 percent of revenue, compared with $995 million, or 15.4 percent of revenue, in the year-ago period. The increase was due to the gain from the technology transfer, and to a lesser extent, lower R&D expense, partially offset by lower revenue and associated gross profit.

Interest and debt expense was $47 million compared with $41 million in the year-ago period. The increase was due to a combination of higher average interest rates and a higher average debt level.

The tax provision was $234 million compared with $226 million in the year-ago period. The increase was due to higher income before income taxes, partially offset by the effect of the reinstatement of the federal research tax credit. The reinstatement resulted in the $65 million discrete tax benefit in the first quarter of 2013 from retroactive application of the credit to 2012 and a benefit in the first half of 2013 from application of the credit to 2013.

Net income was $1.02 billion compared with $711 million in the year-ago period. EPS was $0.90 compared with $0.60 in the year-ago period.

Segment results

Analog

	YTD 2013	YTD 2012	Change
Revenue	$3,393	$3,486	-3%
Operating profit	716	771	-7%
Operating profit % of revenue	21.1%	22.1%

Analog revenue decreased 3 percent from the year-ago period due to lower revenue from, in decreasing order, SVA, Power and HPA, as a result of the mix of products shipped. Revenue from HVAL was about even. For the first six months of 2013, operating profit decreased 7 percent from the year-ago period due to lower revenue and associated gross profit and, to a lesser extent, higher operating expenses.

Embedded Processing

	YTD 2013	YTD 2012	Change
Revenue	$1,178	$1,120	5%
Operating profit	61	88	-31%
Operating profit % of revenue	5.2%	7.8%

Embedded Processing revenue increased 5 percent from the year-ago period primarily due to higher revenue from Microcontrollers. Revenue from Connectivity products increased while revenue from Processors was about even. Compared with the year-ago period, operating profit decreased 31 percent due to lower gross profit and higher operating expenses. Lower gross profit resulted primarily from higher manufacturing-related costs.

Other

	YTD 2013	YTD 2012	Change
Revenue	$1,361	$1,850	-26%
Operating profit	524	136	285%
Operating profit % of revenue	38.5%	7.4%
Acquisition charges*	171	257
Restructuring charges/other*	(267)	23

* Included in operating profit

Other revenue decreased 26 percent from the year-ago period primarily due to lower revenue from legacy wireless products. Also contributing to the decrease was, in decreasing order, custom ASIC, the nonrecurrence of about $65 million of business interruption insurance proceeds related to the 2011 Japan earthquake and lower revenue from DLP products and calculators. Royalties increased. Operating profit increased from the year-ago period primarily due to the gain on the technology transfer.

Financial Condition

At the end of the second quarter of 2013, total cash (Cash and cash equivalents plus Short-term investments) was $3.24 billion, with 82 percent owned by our U.S. entities.

Accounts receivable were $1.49 billion at the end of the second quarter. This was an increase of $261 million from the end of 2012 as a result of higher revenue at the end of the second quarter compared with the end of the year. Days sales outstanding were 44 at the end of the second quarter compared with 37 at the end of 2012.

Inventory was $1.72 billion at the end of the second quarter. This was a decrease of $37 million from the end of 2012. Days of inventory at the end of the second quarter were 105 compared with 103 at the end of 2012.

Liquidity and Capital Resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are our cash and cash equivalents, short-term investments and revolving credit facilities. Cash flow from operations for the first six months of 2013 was $1.04 billion, a decrease of $89 million from the year-ago period, as higher net income was partially offset by changes in working capital. The gain on the technology transfer did not impact cash flow as payment was not due in the second quarter. This effect is reflected on the “Prepaid expenses and other current assets” line, which is a part of working capital in the cash flow statement.

We had $1.18 billion of Cash and cash equivalents and $2.06 billion of Short-term investments as of June 30, 2013. We have a variable-rate revolving credit facility with a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2018. This credit facility also serves as support for the issuance of commercial paper. As of June 30, 2013, our credit facility was undrawn and we had no commercial paper outstanding.

For the first six months of 2013, investing activities provided cash of $331 million compared with $591 million in the year-ago period. Proceeds from short-term investments, net of purchases, provided cash of $481 million compared with $809 million in the year-ago period. Capital expenditures in the first six months of 2013 totaled $182 million compared with $249 million in the year-ago period. These expenditures were primarily for semiconductor manufacturing equipment. We also received $18 million of cash proceeds from the sale of a site in the first quarter of 2013.

Net cash used in financing activities was $1.60 billion for the first six months of 2013 compared with $1.52 billion in the year-ago period. During the first six months of 2013, we used $1.5 billion to repay maturing debt compared with $875 million used to repay debt and commercial paper borrowings in the year-ago period. In May 2013, we issued $1.0 billion principal amount of fixed-rate long-term debt consisting of $500 million of 1.00% notes maturing in 2018 and $500 million of 2.25% notes maturing in 2023. The $986 million of net proceeds from this issuance were used for repayment of a portion of our maturing debt. In the first six months of 2013, we paid dividends of $541 million compared with $390 million in the year-ago period. We also used $1.40 billion in the first six months of 2013 to repurchase 41 million shares of our common stock. In the same period last year we used $600 million to repurchase 19 million shares of our common stock. Employee exercises of stock options are also reflected in cash from financing activities. In the first six months of 2013, these exercises provided cash proceeds of $797 million compared with $327 million for the year-ago period.

We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

Non-GAAP financial information

Revenue excluding legacy wireless

This MD&A includes a reference to TI's revenue excluding revenue from legacy wireless products. This measure, which was not prepared in accordance with generally accepted accounting principles in the United States (GAAP), provides investors with insight into TI's underlying business results and is supplemental to the comparable GAAP measure.

TEXAS INSTRUMENTS INCORPORATED
(Millions of dollars)

	For Three Months Ended
	June 30, 2013	Mar. 31, 2013	Change

Revenue (GAAP)	$3,047	$2,885	6%
Less legacy wireless revenue	148	210
TI Revenue less legacy wireless revenue (non-GAAP)	$2,899	$2,675	8%

Free cash flow

This MD&A also includes references to free cash flow and various ratios based on that measure. These are financial measures that were not prepared in accordance with GAAP. Free cash flow was calculated by subtracting Capital expenditures from the most directly comparable GAAP measure of Cash flows from operating activities (also referred to as Cash flow from operations).
The free cash flow measures were compared to the following GAAP items to determine the various non-GAAP ratios presented below and referred to in the MD&A: Revenue, Dividends paid and Stock repurchases. Reconciliation to the most directly comparable GAAP-based ratios is provided in the table below.
We believe these non-GAAP measures provide insight into our liquidity, our cash-generating capability and the amount of cash available to return to investors, as well as insight into our financial performance. These non-GAAP measures are supplemental to the comparable GAAP measures.

TEXAS INSTRUMENTS INCORPORATED
(Millions of dollars)

	For the Twelve Months Ended June 30, 2013	For the Twelve Months Ended June 30, 2012	Percentage Change

Cash flow from operations (GAAP)	$3,323	$3,234	3%
Less Capital expenditures	427	595	-28%
Free cash flow (non-GAAP)	$2,896	$2,639	10%

	For the Twelve Months Ended June 30, 2013	Percentage of Revenue

Revenue	$12,301

Cash flow from operations (GAAP)	$3,323	27%
Less Capital expenditures	427	3%
Free cash flow (non-GAAP)	$2,896	24%

	For the Twelve Months Ended June 30, 2013	Percentage of Cash Flow from Operations (GAAP)	Percentage of Free Cash Flow (Non-GAAP)

Dividends paid	$971	29%	34%
Stock repurchases	2,600	78%	90%
Total cash returned to shareholders	$3,571	107%	123%

Dividends paid and Stock repurchases as a percentage of free cash flow provided in the above chart do not sum to total cash returned to shareholders as a percentage of free cash flow due to rounding.

Long-term contractual obligations

In addition to the long-term debt obligations described in the long-term contractual obligations chart on pages 51-52 of Exhibit 13 to our Form 10-K for the year ended December 31, 2012, in May 2013, we issued $500 million of 1.00% notes maturing in 2018 and $500 million of 2.25% notes maturing in 2023.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2013 through April 30, 2013	11,295,745		$35.11	11,295,745		$7.78 billion
May 1, 2013 through May 31, 2013	8,245,010		36.80	8,245,010		$7.47 billion
June 1, 2013 through June 30, 2013	—		—	—		$7.47 billion
Total	19,540,755	(2)	$35.82	19,540,755	(2)	$7.47 billion	(3)

(1)
All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010. On February 21, 2013, our Board of Directors authorized the purchase of an additional $5.0 billion of our common stock. No expiration date has been specified for these authorizations.

(2)
All purchases during the quarter were open-market purchases. The table does not include the purchase of 607,508 shares pursuant to orders placed in the first quarter of 2013, for which trades were settled in the first two business days of April 2013. The purchase of these shares is reflected in this item of our report on Form 10-Q for the period ended March 31, 2013.

(3)	As of June 30, 2013, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2010 and the $5.0 billion authorized in February 2013.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
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

3(t)	Certificate of Elimination of Series B Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed June 23, 2008).
3(u)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed July 18, 2008).
4.1	Officer's Certificate setting forth the terms of the Notes (incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K filed May 8, 2013).
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.ins	XBRL Instance Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

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

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	August 2, 2013