Form 10-Q
period 2013-09-30
TEXAS INSTRUMENTS INC
filed 2013-11-01
CIK 97476

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

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

1,094,563,114
Number of shares of Registrant's common stock outstanding as of
September 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of income
[Millions of dollars, except share and per-share amounts]

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$3,244	$3,390	$9,177	$9,846
Cost of revenue (COR)	1,465	1,650	4,453	4,924
Gross profit	1,779	1,740	4,724	4,922
Research and development (R&D)	368	463	1,176	1,452
Selling, general and administrative (SG&A)	465	453	1,397	1,372
Acquisition charges	86	106	257	363
Restructuring charges/other	16	(122)	(251)	(99)
Operating profit	844	840	2,145	1,834
Other income (expense), net (OI&E)	(4)	24	(2)	8
Interest and debt expense	24	21	71	62
Income before income taxes	816	843	2,072	1,780
Provision for income taxes	187	59	421	285
Net income	$629	$784	$1,651	$1,495

Earnings per common share:
Basic	$.56	$.68	$1.47	$1.29
Diluted	$.56	$.67	$1.45	$1.27

Average shares outstanding (millions):
Basic	1,096	1,130	1,102	1,138
Diluted	1,111	1,141	1,117	1,153

Cash dividends declared per share of common stock	$.28	$.17	$.77	$.51

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of comprehensive income
[Millions of dollars]

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$629	$784	$1,651	$1,495
Other comprehensive income (loss):
Available-for-sale investments:
Unrealized gains (losses), net of taxes	—	1	—	3
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of taxes	6	(3)	86	8
Reclassification of recognized transactions, net of taxes	13	128	46	151
Prior service cost of defined benefit plans:
Adjustment, net of taxes	—	—	(2)	—
Reclassification of recognized transactions, net of taxes	(1)	—	(3)	—
Derivative instrument:
Change in fair value, net of taxes	—	(3)	(1)	(3)
Reclassification of recognized transactions, net of taxes	—	—	1	—
Other comprehensive income (loss), net of taxes	18	123	127	159
Total comprehensive income	$647	$907	$1,778	$1,654

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated balance sheets
[Millions of dollars, except share amounts]

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,435	$1,416
Short-term investments	2,158	2,549
Accounts receivable, net of allowances of ($29) and ($31)	1,524	1,230
Raw materials	107	116
Work in process	954	935
Finished goods	665	706
Inventories	1,726	1,757
Deferred income taxes	1,039	1,044
Prepaid expenses and other current assets	219	234
Total current assets	8,101	8,230
Property, plant and equipment at cost	6,539	6,891
Less accumulated depreciation	(3,030)	(2,979)
Property, plant and equipment, net	3,509	3,912
Long-term investments	210	215
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	2,305	2,558
Deferred income taxes	227	280
Capitalized software licenses, net	139	142
Overfunded retirement plans	119	68
Other assets	272	254
Total assets	$19,244	$20,021

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,000	$1,500
Accounts payable	426	444
Accrued compensation	567	524
Income taxes payable	37	79
Deferred income taxes	2	2
Accrued expenses and other liabilities	691	881
Total current liabilities	2,723	3,430
Long-term debt	4,161	4,186
Underfunded retirement plans	253	269
Deferred income taxes	564	572
Deferred credits and other liabilities	492	603
Total liabilities	8,193	9,060

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,125	1,176
Retained earnings	27,993	27,205
Less treasury common stock at cost. Shares: September 30, 2013 – 646,252,825; December 31, 2012 – 632,636,970	(19,236)	(18,462)
Accumulated other comprehensive income (loss), net of taxes	(572)	(699)
Total stockholders’ equity	11,051	10,961
Total liabilities and stockholders’ equity	$19,244	$20,021

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Consolidated statements of cash flows
[Millions of dollars]

	For Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,651	$1,495
Adjustments to net income:
Depreciation	666	725
Amortization of acquisition-related intangibles	253	257
Stock-based compensation	221	199
Gains on sales of assets	(6)	—
Deferred income taxes	(9)	136
Gain on transfer of Japan substitutional pension	—	(144)
Increase (decrease) from changes in:
Accounts receivable	(302)	(70)
Inventories	31	(86)
Prepaid expenses and other current assets	(54)	80
Accounts payable and accrued expenses	(297)	(123)
Accrued compensation	37	(41)
Income taxes payable	(29)	(177)
Changes in funded status of retirement plans	82	59
Other	(59)	19
Cash flows from operating activities	2,185	2,329

Cash flows from investing activities:
Capital expenditures	(305)	(399)
Proceeds from asset sales	21	—
Purchases of short-term investments	(3,177)	(2,141)
Proceeds from short-term investments	3,564	1,639
Purchases of long-term investments	(1)	(1)
Proceeds from long-term investments	18	52
Cash flows from investing activities	120	(850)

Cash flows from financing activities:
Proceeds from issuance of debt	986	1,492
Repayment of debt and commercial paper borrowings	(1,500)	(1,375)
Dividends paid	(849)	(584)
Stock repurchases	(2,134)	(1,200)
Proceeds from common stock transactions	1,146	390
Excess tax benefit from share-based payments	72	26
Other	(7)	(10)
Cash flows from financing activities	(2,286)	(1,261)

Net change in cash and cash equivalents	19	218
Cash and cash equivalents, beginning of period	1,416	992
Cash and cash equivalents, end of period	$1,435	$1,210

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

Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, and as updated by the Form 8-K. The consolidated statements of income, statements of comprehensive income and statements of cash flows for the periods ended September 30, 2013 and 2012, and the balance sheet as of September 30, 2013, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2012, as updated by the Form 8-K. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended September 30, 2013			For Three Months Ended September 30, 2012
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$629			$784
Less income allocated to RSUs	(11)			(15)
Income allocated to common stock for basic EPS calculation	$618	1,096	$.56	$769	1,130	$.68

Adjustment for dilutive shares:
Stock-based compensation plans		15			11

Diluted EPS:
Net income	$629			$784
Less income allocated to RSUs	(11)			(14)
Income allocated to common stock for diluted EPS calculation	$618	1,111	$.56	$770	1,141	$.67

	For Nine Months Ended September 30, 2013			For Nine Months Ended September 30, 2012
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,651			$1,495
Less income allocated to RSUs	(29)			(27)
Income allocated to common stock for basic EPS calculation	$1,622	1,102	$1.47	$1,468	1,138	$1.29

Adjustment for dilutive shares:
Stock-based compensation plans		15			15

Diluted EPS:
Net income	$1,651			$1,495
Less income allocated to RSUs	(28)			(27)
Income allocated to common stock for diluted EPS calculation	$1,623	1,117	$1.45	$1,468	1,153	$1.27

There were no potentially dilutive securities excluded from the computation of diluted earnings per common share during the third quarter and the first nine months of 2013. Potentially dilutive securities representing 65 million shares of common stock that were outstanding during both the third quarter and the first nine months of 2012 were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

Derivatives and hedging
In connection with the issuance of variable-rate long-term debt in May 2011, we entered into an interest rate swap designated as a hedge of the variability of cash flows related to interest payments. Gains and losses from changes in the fair value of the interest rate swap were credited or charged to Accumulated other comprehensive income (loss), net of taxes (AOCI). In connection with the repayment of this long-term debt in the second quarter of 2013, this interest rate swap was settled for no gain or loss. In association with the issuance of long-term debt, we use financial derivatives such as treasury rate lock agreements, the results of which have not been material.

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

Fair values of financial instruments
The fair values of our derivative financial instruments were not significant at September 30, 2013. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 5. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are based on Level 2 inputs. See Note 5 for the definition of Level 2 inputs.

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
We completed the acquisition of National Semiconductor Corporation (National) in September 2011. Various costs incurred as a result of that acquisition are included in Other, consistent with how management measures the performance of its segments. These total acquisition-related charges are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisition charges:
Amortization of intangible assets	$81	$81	$244	$244
Retention bonuses	2	5	5	53
Severance and other benefits	—	3	—	17
Stock-based compensation	3	4	8	14
Transaction and other costs	—	13	—	35
As recorded in Acquisition charges	86	106	257	363
Distributor contract termination recorded in COR	—	—	—	21
Total acquisition-related costs	$86	$106	$257	$384

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

Severance and other benefits costs were for former National employees who were terminated after the closing date. About 350 jobs were eliminated by the end of 2012 as a result of redundancies and cost efficiency measures. As of September 30, 2013, a total of $86 million in cumulative charges have been recognized, of which $82 million has been paid.

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

3.	Restructuring charges/other
Restructuring charges/other is included in Other and is comprised of the following components:

	For Three Months Ended September 30,		For Nine Months Ended September 30,		Cumulative Since Actions Initiated
	2013	2012	2013	2012
Restructuring charges:
2012 Wireless action
Severance and benefits cost	$—	$—	$30	$—	$275
Accelerated depreciation	—	—	6	—	9
Other exit costs	—	—	2	—	105
	—	—	38	—	389
2011 actions
Severance and benefits cost	2	1	3	3	116
Accelerated depreciation	—	4	5	13	28
Other exit costs	14	9	18	21	43
	16	14	26	37	187
Total restructuring charges	16	14	64	37	$576

Other:
Gain on technology transfer	—	—	(315)	—
Gain on transfer of Japan substitutional pension	—	(144)	—	(144)
Other	—	8	—	8
Total Restructuring charges/other	$16	$(122)	$(251)	$(99)

Restructuring actions related to the acquisition of National are discussed in Note 2 and are reflected on the Acquisition charges line of our Consolidated statements of income.

2012 Wireless action
In November 2012, we announced an action concerning our former Wireless segment that, when complete, is expected to reduce annualized expenses by about $450 million and will focus our investments on embedded markets with greater potential for sustainable growth. This action will be substantially complete by the end of 2013, eliminating about 1,700 jobs worldwide. As of September 30, 2013, $124 million has been paid to terminated employees for severance and benefits related to this action.

2011 actions
Beginning in the fourth quarter of 2011, we recognized restructuring charges associated with the closure of two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan, in 2013. This action will be substantially complete by the end of 2013. As of September 30, 2013, about $90 million has been paid to terminated employees for severance and benefits related to this action.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2012 Wireless Action		2011 Actions		Prior Actions
	Severance and Benefits	Other Charges	Severance and Benefits	Other Charges	Severance and Benefits	Other Charges	Total
Remaining accrual at December 31, 2012	$241	$—	$94	$3	$5	$6	$349
Restructuring charges	30	8	3	23	—	—	64
Non-cash items (a)	—	(6)	(1)	(11)	—	—	(18)
Payments	(119)	(2)	(79)	(13)	(4)	—	(217)
Remaining accrual at September 30, 2013	$152	$—	$17	$2	$1	$6	$178
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

Gain on transfer of Japan substitutional pension
During the third quarter of 2012, we transferred the obligations and assets of the substitutional portion of our Japan pension plan to the government of Japan, resulting in a net gain of $144 million. See Note 7 for additional details.

4.	Income taxes
Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of September 30, 2013, the estimated annual effective tax rate for 2013 is about 24 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. These lower tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions. The tax provision for the nine months ended September 30, 2013 includes a $65 million discrete tax benefit from the reinstatement in the first quarter of 2013 of the federal research tax credit retroactive to the beginning of 2012.

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

Details of our investments are as follows:

	September 30, 2013			December 31, 2012
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Measured at fair value:
Available-for-sale securities
Money market funds	$582	$—	$—	$211	$—	$—
Corporate obligations	75	317	—	188	325	—
U.S. Government agency and Treasury securities	680	1,841	—	795	2,224	—
Trading securities
Mutual funds	—	—	168	—	—	159
Total	$1,337	$2,158	$168	$1,194	$2,549	$159

Other measurement basis:
Equity-method investments	$—	$—	$24	$—	$—	$34
Cost-method investments	—	—	18	—	—	22
Cash on hand	98	—	—	222	—	—
Total	$1,435	$2,158	$210	$1,416	$2,549	$215

As of September 30, 2013, and December 31, 2012, we had no significant unrealized gains or losses associated with our available-for-sale investments. For the three months and nine months ended September 30, 2013 and 2012, we did not recognize in earnings any credit losses related to these investments.

For the nine months ended September 30, 2013 and 2012, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $3.56 billion and $1.64 billion, respectively. Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale at September 30, 2013:

Due	Fair Value
One year or less	$3,230
One to three years	265

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

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013, and December 31, 2012. For these periods, we had no Level 3 assets or liabilities. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	September 30, 2013	Level 1	Level 2
Assets:
Money market funds	$582	$582	$—
Corporate obligations	392	—	392
U.S. Government agency and Treasury securities	2,521	1,667	854
Mutual funds	168	168	—
Total assets	$3,663	$2,417	$1,246

Liabilities:
Deferred compensation	$186	$186	$—
Total liabilities	$186	$186	$—

	Fair Value
	December 31, 2012	Level 1	Level 2
Assets:
Money market funds	$211	$211	$—
Corporate obligations	513	—	513
U.S. Government agency and Treasury securities	3,019	1,145	1,874
Mutual funds	159	159	—
Total assets	$3,902	$1,515	$2,387

Liabilities:
Deferred compensation	$174	$174	$—
Total liabilities	$174	$174	$—

The following table summarizes the change in the fair values for Level 3 assets:

Level 3
Changes in fair value during the period (pre-tax):	Auction-rate Securities
Balance, December 31, 2011	$134
Change in unrealized loss – included in AOCI	13
Redemptions	(84)
Sales	(63)
Balance, September 30, 2012	$—

We had no Level 3 assets as of either September 30, 2013, or December 31, 2012.

6.	Goodwill and acquisition-related intangibles
Goodwill was $4.362 billion net of accumulated impairment of $90 million as of September 30, 2013, and December 31, 2012. There was no impairment of goodwill during the three months and nine months ended September 30, 2013. The following table shows the components of acquisition-related intangible assets as of September 30, 2013, and December 31, 2012:

		September 30, 2013			December 31, 2012
Acquisition-related Intangibles	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 - 10	$2,153	$469	$1,684	$2,145	$312	$1,833
Customer relationships	5 - 8	820	213	607	821	137	684
Other intangibles	5	5	3	2	46	36	10
In-process R&D	(a)	12	n/a	12	31	n/a	31
Total		$2,990	$685	$2,305	$3,043	$485	$2,558
(a) In-process R&D is not amortized until the associated project has been successfully completed, at which point it would be reclassified to developed technology. Alternatively, if the associated project is determined not to be viable, it will be expensed.

Amortization of acquisition-related intangibles was $83 million and $86 million for the three months ($253 million and $257 million for the nine months) ended September 30, 2013 and 2012.

7.	Postretirement benefit plans
Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30	2013	2012	2013	2012	2013	2012
Service cost	$6	$6	$1	$1	$9	$10
Interest cost	12	11	5	6	15	19
Expected return on plan assets	(11)	(12)	(6)	(6)	(17)	(20)
Amortization of prior service cost (credit)	—	—	1	1	(1)	(1)
Recognized net actuarial loss	5	4	3	4	7	10
Net periodic benefit cost	12	9	4	6	13	18

Settlement loss	5	—	—	—	4	193
Curtailment gain	—	—	—	—	(2)	—
Special termination benefit gain	—	—	—	—	—	(337)
Total, including other postretirement losses (gains)	$17	$9	$4	$6	$15	$(126)

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30	2013	2012	2013	2012	2013	2012
Service cost	$20	$18	$4	$4	$29	$29
Interest cost	33	33	15	18	46	58
Expected return on plan assets	(36)	(37)	(18)	(18)	(50)	(59)
Amortization of prior service cost (credit)	—	1	3	3	(3)	(3)
Recognized net actuarial loss	16	12	9	10	24	34
Net periodic benefit cost	33	27	13	17	46	59

Settlement loss	18	—	—	—	4	193
Curtailment gain	—	—	—	(1)	(5)	—
Special termination benefit gain	—	(2)	—	—	—	(337)
Total, including other postretirement losses (gains)	$51	$25	$13	$16	$45	$(85)

In the nine months ended September 30, 2013, we remeasured our U.S. and Japan defined benefit plans, as a result of increased retirement activities. These remeasurements resulted in net actuarial gains on a pre-tax basis in Other comprehensive income of $14 million and $79 million for the three and nine months ended September 30, 2013, respectively. Of these gains, $7 million related to the U.S. plans and $7 million was for the Japan plan in the three-month period; $24 million related to the U.S. plans and $55 million was for the Japan plan in the nine-month period. From these remeasurements, we recognized settlement losses on the U.S. and Japan plans, as well as curtailment gains on the Japan plan. These are detailed in the above table. The effects of these remeasurements, and the effects of foreign currency exchange rate fluctuations, are reflected in Overfunded retirement plans and Underfunded retirement plans on our Consolidated balance sheets.

Transfer of Japan substitutional pension
In Japan, we maintained employee pension fund plans (EPFs) pursuant to the Japanese Welfare Pension Insurance Law (JWPIL). An EPF consists of two portions: a substitutional portion based on JWPIL-determined minimum old-age pension benefits similar to Social Security benefits in the United States; and a corporate portion established at the discretion of each employer. Employers and employees are exempt from contributing to the Japanese Pension Insurance (JPI) if the substitutional portion is funded by an EPF.

The JWPIL was amended to permit each EPF to separate the substitutional portion and transfer those obligations and related assets to the government of Japan. After such a transfer, the employer is required to contribute periodically to JPI, and the government of Japan is responsible for future benefit payments relating to the substitutional portion.

During the third quarter of 2012, our EPF received final approval for such a separation and transferred the obligations and assets of its substitutional portion to the government of Japan. On a pre-tax basis, this resulted in a net gain of $144 million recorded in Restructuring charges/other on our Consolidated statements of income and included in Other. This net gain of $144 million consisted of two parts - a gain of $337 million, representing the difference between the fair values of the obligations settled ($533 million) and the assets transferred from the pension trust to the government of Japan ($196 million), offset by a settlement loss of $193 million related to the recognition of previously unrecognized actuarial losses included in AOCI.

8.	Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of September 30, 2013, we have a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2018. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of September 30, 2013, our credit facility was undrawn and we had no commercial paper outstanding.

Long-term debt
In May 2013, we issued an aggregate principal amount of $1.0 billion of fixed-rate long-term debt, with $500 million due in 2018 and $500 million due in 2023. The proceeds of the offering were $986 million net of the original issuance discount and were used toward the repayment of $1.5 billion of maturing debt, including floating-rate notes. In connection with this repayment, we settled the associated interest rate swap. We also incurred $6 million of issuance and other related costs that are being amortized to Interest and debt expense over the term of the debt.

In August 2012, we issued an aggregate principal amount of $1.5 billion of fixed-rate long-term debt, with $750 million due in 2015 and $750 million due in 2019. The proceeds of the offering were $1.492 billion, net of the original issuance discount. We also incurred $7 million of issuance costs that are being amortized to Interest and debt expense over the term of the debt.

The following table summarizes the total long-term debt outstanding as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Floating-rate notes due 2013 (swapped to a 0.922% fixed rate)	$—	$1,000
Notes due 2013 at 0.875%	—	500
Notes due 2014 at 1.375%	1,000	1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250	250
Notes due 2015 at 0.45%	750	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2018 at 1.00%	500	—
Notes due 2019 at 1.65%	750	750
Notes due 2023 at 2.25%	500	—
	5,125	5,625
Add net unamortized premium	36	61
Less current portion of long-term debt	(1,000)	(1,500)
Total long-term debt	$4,161	$4,186

Interest incurred on debt, net of the amortization of the debt premium and other debt issuance costs, was $24 million and $21 million for the three months ($71 million and $62 million for the nine months) ended September 30, 2013 and 2012, respectively. Capitalized interest was not material.

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

Discontinued operations indemnity
In connection with the 2006 sale of the former Sensors & Controls (S&C) business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. In a settlement with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our total remaining potential exposure from both of these indemnities will not exceed $200 million. As of September 30, 2013, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

10.	Supplemental financial information
In conformance with ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the table below details where reclassifications of recognized transactions out of AOCI are recorded on the Consolidated statements of income.

	For Three Months Ended September 30,		For Nine Months Ended September 30,
Details About AOCI Components	2013	2012	2013	2012	Related Statement of Income Line
Net actuarial gains (losses) of defined benefit plans (a)	$24	$211	$71	$249	Pension expense (b)
Taxes	(11)	(83)	(25)	(98)	Provision for income taxes
Reclassification of recognized transactions, net of taxes	$13	$128	$46	$151	Net income

Prior service cost of defined benefit plans (c)	$(2)	$—	$(5)	$—	Pension expense (b)
Taxes	1	—	2	—	Provision for income taxes
Reclassification of recognized transactions, net of taxes	$(1)	$—	$(3)	$—	Net income

Derivative instruments	$—	$—	$2	$—	Interest and debt expense
Taxes	—	—	(1)	—	Provision for income taxes
Reclassification of recognized transactions, net of taxes	$—	$—	$1	$—	Net income
(a) Net actuarial gains (losses) of defined benefit plans is equal to the sum of Recognized net actuarial loss and Settlement loss as detailed in Note 7. This also includes the settlement loss of $193 million associated with the transfer of the Japan substitutional pension in 2012.
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

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Revenue:
Analog	$1,931	$1,843	$5,325	$5,329
Embedded Processing	668	591	1,846	1,711
Other	645	956	2,006	2,806
Total revenue	$3,244	$3,390	$9,177	$9,846

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Operating Profit:
Analog	$583	$460	$1,298	$1,231
Embedded Processing	83	60	144	147
Other	178	320	703	456
Total operating profit	$844	$840	$2,145	$1,834

We use centralized manufacturing and facilities organizations to provide products and support to our operating segments.

Costs incurred by these organizations, including depreciation, are charged to the segments on a per-unit basis. Consequently, depreciation expense is not an independently identifiable component within the segments’ results and therefore is not provided.

12.	Dividends
In September 2013, we announced a 7 percent increase in our quarterly cash dividend rate, which increased from $0.28 to $0.30 per share. This dividend will be payable November 18, 2013, to stockholders of record on October 31, 2013.

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
Other
Other includes revenue from our smaller product lines, such as DLP® (primarily used in projectors to create high-definition images), custom semiconductors known as application-specific integrated circuits (ASICs) and calculators. It includes royalties received for our patented technology that we license to other electronics companies and revenue from transitional supply agreements related to acquisitions and divestitures. We also include revenue, about $1.2 billion in 2012, from our baseband products and from our OMAP applications processors and connectivity products sold into smartphone and consumer tablet applications, all of which are product lines that we have previously announced we are exiting and are collectively referred to as “legacy wireless products.” We expect this revenue to substantially cease by the end of 2013. Other generated about $3.6 billion of revenue in 2012.
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

Third-Quarter 2013 results
Our third-quarter revenue was $3.24 billion, net income was $629 million and earnings per share (EPS) were $0.56.

Our third-quarter performance reflects the positive structural changes we have made over the past few years as we have focused on Analog and Embedded Processing. Our revenue in the quarter was up 6 percent sequentially. Excluding the legacy wireless products, revenue grew 10 percent sequentially. Our book-to-bill ratio was 0.97, consistent with an expected seasonal revenue decline in the fourth quarter.

Analog and Embedded Processing are now 80 percent of TI’s revenue, eight points higher than a year ago. The combined revenue from these two businesses grew 10 percent sequentially and 7 percent from a year ago. Our legacy wireless products declined to less than 2 percent of revenue.

Earnings per share were higher than expected due to better revenue and gross profit, tight expense control and discrete tax items. Gross margin of 54.8 percent was an all-time high for TI, exceeding the prior record set in the third quarter of 2010, even though both revenue and factory utilization were lower. We believe this reflects the increased quality of revenue that comes from our focus on Analog and Embedded Processing and the efficiency of our manufacturing strategy.

Our business model continues to generate strong cash flow from operations. Free cash flow for the trailing 12 months was almost $3 billion, up 4 percent compared with a year ago. Free cash flow was 24 percent of revenue, consistent with our target of 20-25 percent.

We returned $1.0 billion to shareholders through dividends and stock repurchases in the quarter. For the trailing 12 months, the return to shareholders totaled $3.8 billion or 133 percent of free cash flow. In the quarter, we announced a dividend increase, our second in 2013. In total, we have increased our dividend by 43 percent this year, resulting in an annualized rate of $1.20 per share. Our strategy to return to shareholders all of our free cash flow not needed for debt repayment reflects our confidence in the long-term sustainability of our Analog and Embedded Processing business model.

Our balance sheet remains strong, with $3.6 billion of cash and short-term investments at the end of the quarter, 82 percent owned by the company’s U.S. entities. Inventory days were 106, up from 101 a year ago, and consistent with our model of 105-115 days.

Free cash flow and revenue excluding legacy wireless are non-GAAP financial measures. For reconciliation to GAAP and an explanation for the purpose of providing these non-GAAP measures, see the Non-GAAP financial information section after the Liquidity and Capital Resources section.

Consolidated Statements of Income
(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	Sept. 30, 2013	Sept. 30, 2012	June 30, 2013
Revenue	$3,244	$3,390	$3,047
Cost of revenue	1,465	1,650	1,477
Gross profit	1,779	1,740	1,570
Research and development (R&D)	368	463	389
Selling, general and administrative (SG&A)	465	453	471
Acquisition charges	86	106	86
Restructuring charges/other	16	(122)	(282)
Operating profit	844	840	906
Other income (expense), net (OI&E)	(4)	24	—
Interest and debt expense	24	21	24
Income before income taxes	816	843	882
Provision for income taxes	187	59	222
Net income	$629	$784	$660

Earnings per common share:
Basic	$.56	$.68	$.59
Diluted	$.56	$.67	$.58

Average shares outstanding (millions):
Basic	1,096	1,130	1,103
Diluted	1,111	1,141	1,117

Cash dividends declared per share of common stock	$.28	$.17	$.28

Percentage of revenue:
Gross profit	54.8%	51.3%	51.5%
R&D	11.3%	13.6%	12.8%
SG&A	14.4%	13.4%	15.5%
Operating profit	26.0%	24.8%	29.7%

As required by accounting rule ASC 260, net income allocated to unvested restricted stock units (RSUs), on which we pay dividend equivalents, is excluded from the calculation of EPS.  The amount excluded is $11 million, $14 million and $11 million for the quarters ending September 30, 2013, September 30, 2012, and June 30, 2013, respectively.

The information presented in this Management's discussion and analysis of financial condition and results of operations (MD&A) is based on our segment structure as revised as of January 1, 2013. Segment-level information for the periods presented has been recast to reflect the changes in our reportable segments.

Our exit from legacy wireless products and the elimination of the Wireless segment resulted in changes to our corporate-level expense allocations, which negatively affected segment-level profitability in the third quarter and the nine months ended September 30, 2013.  We expect a similar effect through the end of 2013.  We allocate our corporate-level expenses, which are largely fixed, among our product lines in proportion to the operating expenses directly generated by them.  Legacy wireless products generated lower operating expenses in the third quarter and the nine-month period than they did in the year-ago periods because we are no longer investing in them. The corporate-level expenses allocated to those products were, therefore, proportionately lower, and the corporate-level expenses allocated to the remaining product lines were proportionately higher.  This allocation change affects the profitability of each of our segments, but does not impact operating expense or profitability trends at the consolidated level.

Throughout the following discussion of our results of operations, unless otherwise noted, changes in our revenue are attributable to changes in customer demand, which are evidenced by fluctuations in shipment volumes. New products tend not to have a significant impact because our revenue is derived from such a large number of products. From time to time, our revenue and gross profit are affected by changes in demand for higher-priced or lower-priced products, which we refer to as changes in the “mix” of products shipped.

Details of financial results

Revenue for the third quarter of 2013 was $3.24 billion, a decrease of $146 million, or 4 percent, from the year-ago quarter primarily due to lower revenue from our legacy wireless products, which more than offset higher revenue from Analog and Embedded Processing.   Compared with the prior quarter, revenue increased $197 million, or 6 percent, primarily due to higher revenue from Analog and Embedded Processing, partially offset by lower revenue from our legacy wireless products.

Gross profit for the third quarter of 2013 was $1.78 billion, or 54.8 percent of revenue, an increase of $39 million, or 2 percent, from the year-ago quarter. The increase was due to a more favorable mix of products shipped and, to a lesser extent, lower expense resulting from improved utilization of our manufacturing facilities, partially offset by lower revenue. Underutilization expense in the third quarter of 2013 was about $70 million compared with about $150 million in the year-ago quarter. Compared with the prior quarter, gross profit increased $209 million, or 13 percent, primarily due to higher revenue.

Operating expenses for the third quarter of 2013 were $368 million for R&D and $465 million for SG&A. R&D expense decreased $95 million, or 21 percent, from the year-ago quarter, and $21 million, or 5 percent, from the prior quarter, primarily reflecting the wind-down of our legacy wireless products.  SG&A expense increased $12 million, or 3 percent, compared with the year-ago quarter due to higher variable compensation and other support costs, partially offset by reductions from the wind-down of our legacy wireless products. Compared with the prior quarter, SG&A expense was about even.

In the third quarter of 2013, we incurred $86 million of Acquisition charges associated with our acquisition of National Semiconductor Corporation, compared with $106 million in the year-ago quarter and $86 million in the prior quarter. The quarterly Acquisition charges are primarily from the ongoing amortization of intangible assets. The year-ago quarter also included integration-related expenses. See Note 2 to the financial statements for detailed information.

Restructuring charges/other for the third quarter of 2013 was $16 million, representing $2 million of severance and benefit costs and $14 million of other exit costs associated with the 2011 actions to close certain manufacturing facilities in Houston, Texas, and Hiji, Japan. This compares with a net credit of $122 million for the year-ago quarter and a net credit of $282 million in the prior quarter. The year-ago quarter included a net benefit of $144 million associated with our transfer of the obligations and assets of a portion of our Japan pension program to the government of Japan (the Japan pension program change), partially offset by $22 million in charges related to facilities closings. The prior quarter included a gain of $315 million from the transfer of wireless connectivity technology to a customer, partially offset by restructuring charges of $33 million (of which $29 million was associated with the 2012 action to restructure our former Wireless business). All of these restructuring charges and the net credit are included in Other. We expect all of these restructuring actions to be completed in 2013. See Note 3 to the financial statements for additional information.

For the third quarter of 2013, our operating profit was $844 million, or 26.0 percent of revenue, compared with $840 million or 24.8 percent of revenue for the year-ago quarter. Compared with the prior quarter, operating profit decreased $62 million, or 7 percent.

OI&E for the third quarter was an expense of $4 million compared with income of $24 million for the year-ago quarter, and essentially unchanged from the prior quarter. The decrease from the year-ago quarter was primarily due to lower income from equity investments.

Interest and debt expense was $24 million compared with $21 million for the year-ago quarter and was unchanged from the prior quarter. The increase from the year-ago quarter was due to higher average interest rates. See Note 8 to the financial statements for details regarding debt outstanding.

Quarterly income taxes are calculated using the estimated annual effective tax rate. As of September 30, 2013, our estimated annual effective tax rate is about 24 percent. Our annual effective tax rate benefits from the lower tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.  These lower tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions. See Note 4 to the financial statements for additional information.

For the third quarter of 2013, our tax provision was $187 million compared with $59 million in the year-ago quarter and $222 million in the prior quarter. The year-ago quarter included a $90 million discrete tax benefit and a $67 million benefit from lowering our estimated effective tax rate for 2012. The decrease in our tax provision from the prior quarter was due to lower income before income taxes and, to a lesser extent, a net benefit of $14 million from discrete tax items.

In the third quarter of 2013, our net income was $629 million compared with $784 million for the year-ago quarter and $660 million for the prior quarter.  EPS was $0.56 compared with $0.67 for the year-ago quarter and $0.58 for the prior quarter.

Segment results

Analog

	3Q13	3Q12	Change	2Q13	Change
Revenue	$1,931	$1,843	5%	$1,745	11%
Operating profit	583	460	27%	416	40%
Operating profit % of revenue	30.2%	25.0%		23.8%

Analog revenue increased 5 percent from the year-ago quarter primarily due to higher revenue from SVA. Also contributing to the increase was higher revenue from HPA and, to a lesser extent, Power. HVAL revenue was about even. Compared with the prior quarter, revenue increased 11 percent due to higher revenue from, in decreasing order, Power, HVAL, HPA and SVA. Operating profit increased from the year-ago quarter due to higher gross profit. Compared with the prior quarter, operating profit increased due to higher revenue and associated gross profit.

Embedded Processing

	3Q13	3Q12	Change	2Q13	Change
Revenue	$668	$591	13%	$618	8%
Operating profit	83	60	38%	54	54%
Operating profit % of revenue	12.4%	10.1%		8.8%

Embedded Processing revenue increased 13 percent compared with the year-ago quarter due to higher revenue from, in decreasing order, Microcontrollers, Processors and Connectivity. Compared with the prior quarter, Embedded Processing revenue increased 8 percent primarily due to higher revenue from Processors. Also contributing to the increase was higher revenue from Microcontrollers and, to a lesser extent, Connectivity. Operating profit increased from the year-ago quarter due to higher revenue and associated gross profit, partially offset by higher operating expenses. Operating profit increased from the prior quarter due to higher revenue and associated gross profit.

Other

	3Q13	3Q12	Change	2Q13	Change
Revenue	$645	$956	-33%	$684	-6%
Operating profit	178	320	-44%	436	-59%
Operating profit % of revenue	27.6%	33.4%		63.7%
Acquisition charges*	86	106		86
Restructuring charges/other*	16	(122)		(282)

*Included in operating profit

Other revenue decreased 33 percent from the year-ago quarter primarily due to lower revenue from legacy wireless products, and to a lesser extent, the nonrecurrence of business interruption insurance proceeds from the Japan earthquake. Revenue from DLP and custom ASIC products also declined, while revenue from calculators and royalties increased. Compared with the prior quarter, Other revenue decreased 6 percent due to lower revenue from legacy wireless products. Revenue from calculators, custom ASIC products and royalties increased. Revenue from custom ASIC products increased as a result of a more favorable mix of products shipped. Revenue from DLP products was about even. Operating profit decreased from the year-ago quarter due to lower revenue and associated gross profit and higher Restructuring charges/other, which in the year-ago quarter included a gain from the Japan pension program change. These decreases were partially offset by lower operating expenses resulting from the wind-down of legacy wireless products. Operating profit decreased from the prior quarter due to higher Restructuring charges/other, which in the prior quarter included the gain from the technology transfer to a customer.

First nine months of 2013 results

For the first nine months of 2013, we report the following:

Revenue was $9.18 billion, a decrease of $669 million, or 7 percent, compared with the year-ago period primarily due to lower revenue from legacy wireless products.

Gross profit was $4.72 billion, a decrease of $198 million, or 4 percent, from the year-ago period due to lower revenue, partially offset by a more favorable mix of products shipped. Gross profit margin was 51.5 percent of revenue compared with 50.0 percent in the year-ago period.

R&D expense of $1.18 billion decreased $276 million, or 19 percent, from the year-ago period primarily reflecting the wind-down of our legacy wireless products. R&D expense as a percent of revenue was 12.8 percent compared with 14.7 percent in the year-ago period. SG&A expense was $1.40 billion, an increase of 2 percent from the year-ago period due to higher variable compensation and other support costs, partially offset by reductions from the wind-down of our legacy wireless products. SG&A expense as a percent of revenue was 15.2 percent compared with 13.9 percent in the year-ago period.

Acquisition charges for the first nine months of 2013 were $257 million compared with $363 million in the year-ago period. The charges were primarily from the ongoing amortization of intangible assets. The decrease from the year-ago period is primarily due to the nonrecurrence of integration-related expenses. See Note 2 to the financial statements for detailed information.

Restructuring charges/other for the first nine months of 2013 was a net credit of $251 million, reflecting the $315 million gain from the technology transfer in the second quarter, partially offset by restructuring charges of $64 million. This compares with a net credit of $99 million for the year-ago period, which included a $144 million gain from the Japan pension program change, partially offset by restructuring and other charges of $45 million. See Note 3 to the financial statements for more information.

Operating profit was $2.14 billion, or 23.4 percent of revenue, compared with $1.83 billion, or 18.6 percent of revenue, in the year-ago period.

Interest and debt expense was $71 million compared with $62 million in the year-ago period. The increase was primarily due to higher average interest rates.

The tax provision was $421 million compared with $285 million in the year-ago period. The increase was primarily due to higher income before income taxes.

Net income was $1.65 billion compared with $1.49 billion in the year-ago period. EPS was $1.45 compared with $1.27 in the year-ago period.

Segment results

Analog

	YTD 2013	YTD 2012	Change
Revenue	$5,325	$5,329	0%
Operating profit	1,298	1,231	5%
Operating profit % of revenue	24.4%	23.1%

Revenue from each of the four product lines was about even with the year-ago period. For the first nine months of 2013, operating profit increased 5 percent from the year-ago period due to higher gross profit that benefitted from lower manufacturing costs. This increase was partially offset by higher operating expenses.

Embedded Processing

	YTD 2013	YTD 2012	Change
Revenue	$1,846	$1,711	8%
Operating profit	144	147	-2%
Operating profit % of revenue	7.8%	8.6%

Embedded Processing revenue increased 8 percent from the year-ago period due to higher revenue from Microcontrollers and, to a lesser extent, Processors and Connectivity. Operating profit decreased as higher gross profit was more than offset by higher operating expenses.

Other

	YTD 2013	YTD 2012	Change
Revenue	$2,006	$2,806	-29%
Operating profit	703	456	54%
Operating profit % of revenue	35.0%	16.2%
Acquisition charges*	257	363
Restructuring charges/other*	(251)	(99)

* Included in operating profit

Other revenue decreased 29 percent from the year-ago period primarily due to lower revenue from legacy wireless products. Also contributing were, in decreasing order, the nonrecurrence of business interruption insurance proceeds related to the Japan earthquake and lower revenue from custom ASIC products, DLP products and calculators. Royalties increased. Operating profit increased from the year-ago period primarily due to lower operating expenses, reflecting the wind-down of our legacy wireless products, and to a lesser extent, lower Restructuring charges/other and Acquisition charges. These increases were partially offset by lower revenue and associated gross profit.

Financial Condition

At the end of the third quarter of 2013, total cash (Cash and cash equivalents plus Short-term investments) was $3.59 billion, with 82 percent owned by our U.S. entities.

Accounts receivable were $1.52 billion at the end of the third quarter. This was an increase of $294 million from the end of 2012 as a result of higher revenue at the end of the third quarter compared with the end of the year. Days sales outstanding were 42 at the end of the third quarter compared with 37 at the end of 2012.

Inventory was $1.73 billion at the end of the third quarter. This was a decrease of $31 million from the end of 2012. Days of inventory at the end of the third quarter were 106 compared with 103 at the end of 2012.

Liquidity and Capital Resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are our cash and cash equivalents, short-term investments and revolving credit facilities. Cash flow from operations for the first nine months of 2013 was $2.19 billion, a decrease of $144 million from the year-ago period, as higher net income was more than offset by changes in working capital.

We had $1.43 billion of Cash and cash equivalents and $2.16 billion of Short-term investments as of September 30, 2013. We have a variable-rate revolving credit facility with a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2018. This credit facility also serves as support for the issuance of commercial paper. As of September 30, 2013, our credit facility was undrawn and we had no commercial paper outstanding.

For the first nine months of 2013, investing activities provided cash of $120 million compared with using cash of $850 million in the year-ago period. Proceeds from sales of short-term investments, net of purchases, provided cash of $387 million compared with $502 million used in the year-ago period to purchase short-term investments, net of proceeds from sales. Net proceeds from long-term investments provided $17 million in the current period compared with $51 million in the year-ago period. Capital expenditures in the first nine months of 2013 totaled $305 million compared with $399 million in the year-ago period. These expenditures were primarily for semiconductor manufacturing equipment. We also received $21 million of cash proceeds from the sale of two sites.

Net cash used in financing activities was $2.29 billion for the first nine months of 2013 compared with $1.26 billion in the year-ago period. During the first nine months of 2013, we used $1.5 billion to repay maturing debt compared with $1.38 billion used to repay debt and commercial paper borrowings in the year-ago period. In May 2013, we issued $1.0 billion principal amount of fixed-rate long-term debt consisting of $500 million of 1.00% notes maturing in 2018 and $500 million of 2.25% notes maturing in 2023. The $986 million of net proceeds from this issuance were used for repayment of a portion of our maturing debt. In August 2012, we received proceeds of $1.49 billion from the issuance of fixed-rate long-term debt, net of original issuance discount. In the first nine months of 2013, we paid dividends of $849 million compared with $584 million in the year-ago period, due to increases in the dividend rate. We also used $2.13 billion in the first nine months of 2013 to repurchase shares of our common stock. In the same period last year we used $1.20 billion to repurchase shares of our common stock. Employee exercises of stock options are also reflected in cash from financing activities. In the first nine months of 2013, these exercises provided cash proceeds of $1.15 billion compared with $390 million for the year-ago period.

In September 2013, we announced a 7 percent increase in our quarterly cash dividend, which increased from $0.28 to $0.30 per share. This dividend will be payable November 18, 2013, to stockholders of record on October 31, 2013.

We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

Non-GAAP financial information

Revenue excluding legacy wireless

This MD&A includes a reference to TI's revenue excluding revenue from legacy wireless products. This measure, which was not prepared in accordance with generally accepted accounting principles (GAAP) in the United States, provides investors with insight into TI's underlying business results and is supplemental to the comparable GAAP measure.

TEXAS INSTRUMENTS INCORPORATED
(Millions of dollars)

	For Three Months Ended
	Sept. 30, 2013	June 30, 2013	Change

Revenue (GAAP)	$3,244	$3,047	6%
Less legacy wireless revenue	57	148
TI Revenue less legacy wireless revenue (non-GAAP)	$3,187	$2,899	10%

Free cash flow

This MD&A also includes references to free cash flow and various ratios based on that measure. These are financial measures that were not prepared in accordance with GAAP. Free cash flow was calculated by subtracting Capital expenditures from the most directly comparable GAAP measure of Cash flows from operating activities (also referred to as Cash flow from operations).

The free cash flow measures were compared to the following GAAP items to determine the various non-GAAP ratios presented below and referred to in the MD&A: Revenue, Dividends paid and Stock repurchases. Reconciliation to the most directly comparable GAAP-based ratios is provided in the tables below.
We believe these non-GAAP measures provide insight into our liquidity, our cash-generating capability and the amount of cash available to return to investors, as well as insight into our financial performance. These non-GAAP measures are supplemental to the comparable GAAP measures.

TEXAS INSTRUMENTS INCORPORATED
(Millions of dollars)

	For Twelve Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Change

Cash flow from operations (GAAP)	$3,270	$3,298	-1%
Less Capital expenditures	402	551	-27%
Free cash flow (non-GAAP)	$2,868	$2,747	4%

	For Twelve Months Ended Sept. 30, 2013	Percentage of Revenue

Revenue	$12,155

Cash flow from operations (GAAP)	$3,270	27%
Less Capital expenditures	402	3%
Free cash flow (non-GAAP)	$2,868	24%

	For Twelve Months Ended Sept. 30, 2013	Percentage of Cash Flow from Operations (GAAP)	Percentage of Free Cash Flow (Non-GAAP)

Dividends paid	$1,084	33%	38%
Stock repurchases	2,734	84%	95%
Total cash returned to shareholders	$3,818	117%	133%

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2013 through July 31, 2013	10,670,100		$37.30	10,670,100		$7.07 billion
August 1, 2013 through August 31, 2013	8,571,433		39.20	8,571,433		$6.74 billion
September 1, 2013 through September 30, 2013	—		—	—		$6.74 billion
Total	19,241,533	(2)	$38.15	19,241,533	(2)	$6.74 billion	(3)

(1)
All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010. On February 21, 2013, our Board of Directors authorized the purchase of an additional $5.0 billion of our common stock. No expiration date has been specified for these authorizations.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of September 30, 2013, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2010 and the $5.0 billion authorized in February 2013.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
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

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	November 1, 2013