Form 10-K
period 2013-12-31
TEXAS INSTRUMENTS INC
filed 2014-02-24
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $37,754,545,231 as of June 28, 2013.

1,084,213,991 (Number of shares of common stock outstanding as of January 31, 2014)

Parts I, II and IV hereof incorporate information by reference to the Registrant’s 2013 annual report to stockholders. Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2014 annual meeting of stockholders.

PART I

ITEM 1. Business.
Company Overview
At Texas Instruments (TI), we design and make semiconductors that we sell to electronics designers and manufacturers all over the world. We began operations in 1930. We are incorporated in Delaware, headquartered in Dallas, Texas, and have design, manufacturing or sales operations in 35 countries. We have three segments: Analog, Embedded Processing and Other. We expect Analog and Embedded Processing to be our primary growth engines in the years ahead, and we therefore focus our resources on these segments.
Financial information with respect to our segments and our operations outside the United States is contained in Note 16 to the financial statements captioned “Segment and geographic area data” in TI’s 2013 annual report to stockholders and is incorporated herein by reference to such report. Risks attendant to our foreign operations are described in Item 1A, “Risk Factors.”
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
We sell catalog and application-specific standard semiconductor products, both of which we market to multiple customers. Catalog products are designed for use by many customers and/or many applications and are sold through both distribution and direct channels. The vast majority of our catalog products are differentiated. We also sell catalog commodity products, but they account for a small percentage of our revenue. The life cycles of catalog products generally span multiple years, with some products continuing to sell for decades after their initial release. Application-specific standard products (ASSPs) are designed for use by a smaller number of customers and are targeted to a specific application. The life cycles of ASSPs are generally determined by end-equipment upgrade cycles and can be as short as 12 to 24 months, although some can be used across multiple generations of customers’ products.
Our segments represent groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels, and how management allocates resources and measures results. Additional information regarding each segment’s products follows.
Analog
Analog semiconductors change real-world signals - such as sound, temperature, pressure or images - by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as embedded processors. Analog semiconductors are also used to manage power in every electronic device, whether plugged into a wall or running off a battery. We estimate that we sell our Analog products to more than 100,000 customers. Our Analog products are used in many markets, particularly personal electronics and industrial.
Sales of our Analog products generated about 60 percent of our revenue in 2013. According to external sources, the worldwide market for analog semiconductors was about $40 billion in 2013. Our Analog segment’s revenue in 2013 was $7.2 billion, or about 18 percent of this fragmented market, the leading position. We believe that we are well positioned to increase our market share over time.
Our Analog segment includes the following major product lines: High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA).

HVAL products: These include high-volume integrated analog products for specific applications and high-volume catalog products. HVAL products support applications like automotive safety devices, touch screen controllers, low voltage motor drivers and integrated motor controllers.

Power products: These include both catalog products and ASSPs that help customers manage power in electronic systems. Our broad portfolio of Power products is designed to enhance the efficiency of powered devices using battery management solutions, portable power conversion devices, power supply controls and point-of-load products.
HPA products: These include catalog analog products that we market to many different customers who use them in manufacturing a wide range of products. HPA products include high-speed data converters, amplifiers, sensors, high reliability products, interface products and precision analog products that are typically used in systems that require high performance. HPA products generally have long life cycles, often more than 10 years.
SVA products: These include a broad portfolio of power management, data converter, interface and operational amplifier catalog analog products used in manufacturing a wide range of products. SVA products support applications like video and data interface products, electrical fault/arc detection systems and mobile lighting and display systems. SVA products generally have long life cycles, often more than 10 years. SVA consists primarily of products that we acquired through our purchase of National Semiconductor Corporation in 2011.
Embedded Processing
Embedded Processing products are the “brains” of many electronic devices. Embedded processors are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. The devices vary from simple, low-cost products used in electric toothbrushes to highly specialized, complex devices used in wireless basestation communications infrastructure equipment. Our Embedded Processing products are used in many markets, particularly industrial and automotive.
An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to re-use software from one product generation to the next.
Sales of Embedded Processing products generated about 20 percent of our revenue in 2013. According to external sources, the worldwide market for embedded processors was about $17 billion in 2013. Our Embedded Processing segment’s revenue in 2013 was $2.4 billion. This was the number two position and represented about 14 percent of this fragmented market. We believe we are well positioned to increase our market share over time.
Our Embedded Processing segment includes the following major product lines: Processors, Microcontrollers and Connectivity.
Processor products: These include digital signal processors (DSPs) and applications processors. DSPs perform mathematical computations almost instantaneously to process or improve digital data. Applications processors run an industry-standard operating system and perform multiple complex tasks, often communicating with other systems.
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
Connectivity products: Connectivity products enable electronic devices to seamlessly connect and transfer data, and the requirements for speed, data capability, distance and power vary depending on the application. Our Connectivity products support many wireless technologies to meet these requirements, including low-power wireless network standards like Zigbee® and other technologies like Bluetooth®, WiFi and GPS. Our Connectivity products are usually designed into customer devices alongside our processor and microcontroller products, enabling data to be collected, transmitted and acted upon.

Other
Other includes revenue from our smaller product lines, such as DLP® (primarily used in projectors to create high-definition images), certain custom semiconductors known as application-specific integrated circuits (ASICs) and calculators. It includes royalties received for our patented technology that we license to other electronics companies and revenue from transitional supply agreements related to acquisitions and divestitures. We also include revenue from our baseband products and from our OMAPTM applications processors and connectivity products sold into smartphones and consumer tablets, all of which are product lines that we previously announced we are exiting and are collectively referred to as “legacy wireless products.” Revenue from legacy wireless products declined throughout the year, and our exit from these products is complete. Other generated $2.6 billion of revenue in 2013.
We also include in Other restructuring charges and certain acquisition-related charges, as these charges are not used in evaluating the results of or in allocating resources to our segments. Acquisition-related charges include certain fair-value adjustments, restructuring charges, transaction expenses, acquisition-related retention bonuses and amortization of intangible assets. Other also includes certain corporate-level items, such as litigation expenses, environmental costs, insurance proceeds, and assets and liabilities associated with our centralized operations, such as our worldwide manufacturing, facilities and procurement operations.
Markets for Our Products
The table below lists the major markets that used our products in 2013 and the approximate percentage of our 2013 product revenue that the market represented. The chart also lists the sectors within those markets into which our products were most frequently sold.

Market	Sectors
Industrial (24% of product revenue)
Appliances
Building automation
Display
Electronic point of sale
Factory automation and control
Industrial transportation
Lighting
Medical/healthcare/fitness
Motor drives
Smart grid
Space/avionics/defense
Test and measurement
Other (education, toys, musical instruments, etc.)

Automotive (13% of product revenue)	Advanced driver assistance systems (ADAS) Body Hybrid/electric vehicle and powertrain Infotainment and cluster Passive safety
Personal electronics (37% of product revenue)	Gaming Mobile phones Personal and notebook computers Printers and other peripherals Storage Tablets TV/set-top box/audio Wearables (non-medical)
Communications equipment (16% of product revenue)	Enterprise switching Residential gateway Telecom infrastructure Wireless infrastructure
Enterprise systems (6% of product revenue)	High-performance computing Projectors Servers Thin client
Calculators (4% of product revenue)	Graphing and educational calculators

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
Competitive landscape
The analog and embedded processing markets are highly fragmented. As a result, we face significant global competition from dozens of large and small companies in each of those markets, including both broad-based suppliers and niche suppliers. Our competitors also include emerging companies, particularly in Asia, that sell products into the same markets in which we operate.
We believe that competitive performance in the semiconductor market generally depends on several factors, including the breadth of a company’s product line, the strength and depth of the sales network, technological innovation, product development execution, technical support, customer service, quality, reliability, price and scale. The primary competitive factors for our Analog products include design proficiency, a diverse product portfolio to meet wide-ranging customer needs, manufacturing process technologies that provide differentiated levels of performance, applications and sales support, and manufacturing expertise and capacity. The primary competitive factors for our Embedded Processing products are the ability to design and cost-effectively manufacture products, system-level knowledge about targeted end markets, installed base of software, software expertise, applications and sales support, and a product’s performance, integration and power characteristics.
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
The cost and lifespan of the equipment and processes we use to manufacture semiconductors vary by technology. Our Analog products and most of our Embedded Processing products can be manufactured using mature and stable, and therefore less expensive, equipment than is needed for manufacturing advanced logic products, such as some of our processor products.
We own and operate semiconductor manufacturing facilities in North America, Asia, Japan and Europe. These include both wafer fabrication and assembly/test facilities. Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation. Because we own much of our manufacturing capacity, a significant portion of our operating cost is fixed. In general, these fixed costs do not decline with reductions in customer demand or utilization of capacity, potentially lowering our profit margins. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, potentially benefiting our profit margins.

We expect to maintain sufficient internal manufacturing capacity to meet the vast majority of our production needs. To supplement our manufacturing capacity and maximize our responsiveness to customer demand and return on capital, we utilize the capacity of outside suppliers, commonly known as foundries, and subcontractors. In 2013, we sourced about 20 percent of our total wafers from external foundries and about 35 percent of our assembly/test services from subcontractors.
In 2013, we closed older wafer fabrication facilities in Hiji, Japan, and Houston, Texas. In December 2013, we acquired an assembly/test facility in the Hi-Tech Zone of Chengdu, China, adjacent to our existing fabrication facility in Chengdu.

Inventory

Our inventory practices differ by product, but we generally maintain inventory levels that are consistent with our expectations of customer demand. Because of the longer product life cycles of catalog products and their inherently lower risk of obsolescence, we generally carry more inventory of those products than application-specific products. Additionally, we sometimes maintain product inventory in unfinished wafer form, as well as higher finished-goods inventory of low-volume catalog products, allowing greater flexibility in periods of high demand. We also have consignment inventory programs in place for our largest customers and some distributors.
Design Centers
Our design centers provide design, engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.
Customers
Our products are sold to original equipment manufacturers (OEMs), original design manufacturers (ODMs) and companies within the electronics manufacturing services industry (EMSI). An OEM designs and sells products under its own brand that it manufactures in-house or has manufactured by others. An ODM designs and manufactures products for other companies, which then sell those products under their own brand. EMSI companies manufacture, distribute and provide repair services for electronic products for OEMs. In addition, we sell to customers through distributors. In 2013, no single customer accounted for 10 percent or more of our revenue.
Sales and Distribution
We market and sell our semiconductor products through a direct sales force and distributors. We have sales or marketing offices in 34 countries worldwide and have expanded our sales networks in the emerging markets of China, India and Eastern Europe over the last few years. Distributors located around the world account for about 55 percent of our revenue. Our distributors maintain an inventory of our products and sell directly to a wide range of customers. They also sell products from our competitors. Our distribution network holds a mix of distributor-owned and TI-consigned inventory. Over time, we expect this mix will continue to shift more toward consignment. We sell our calculator products primarily through retailers and instructional dealers.
Acquisitions, Divestitures and Investments
From time to time we consider acquisitions and divestitures that may strengthen or better focus our business portfolio. We also make investments directly or indirectly in private companies. Investments are focused primarily on next-generation technologies and markets strategic to us. In September 2011, we acquired National Semiconductor Corporation.

Backlog
We define backlog as of a particular date as firm purchase orders with a customer-requested delivery date within a specified length of time. As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Accordingly, our backlog at any particular date may not be indicative of revenue for any future period. Our backlog of orders was $1.06 billion at December 31, 2013, and $1.17 billion at December 31, 2012.

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
We often participate in industry initiatives to set technical standards. Our competitors may participate in the same initiatives. Participation in these initiatives may require us to license certain of our patents to other companies on reasonable and non-discriminatory terms.
We own trademarks that are used in the conduct of our business. These trademarks are valuable assets, the most important of which are “Texas Instruments” and our corporate monogram. Other valuable trademarks include DLP® and OMAPTM.
Research and Development
Our R&D expense was $1.52 billion in 2013, compared with $1.88 billion in 2012 and $1.72 billion in 2011. Our primary areas of R&D investment are Analog and Embedded Processing products.
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

Name	Age	Position
Niels Anderskouv	44	Senior Vice President
Stephen A. Anderson	52	Senior Vice President
Brian T. Crutcher	41	Senior Vice President
R. Gregory Delagi	51	Senior Vice President
David K. Heacock	53	Senior Vice President
Joseph F. Hubach	56	Senior Vice President, Secretary and General Counsel
Sami Kiriaki	53	Senior Vice President
Kevin P. March	56	Senior Vice President and Chief Financial Officer
Robert K. Novak	48	Senior Vice President
Kevin J. Ritchie	57	Senior Vice President
John J. Szczsponik, Jr.	53	Senior Vice President
Richard K. Templeton	55	Director; Chairman of the Board; President and Chief Executive Officer
Teresa L. West	53	Senior Vice President
Darla H. Whitaker	48	Senior Vice President
The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. All executive officers of the company have been employees of the company for more than five years. Mses. West and Whitaker and Messrs. Anderson, Delagi, Heacock, Hubach, March, Novak, Ritchie and Templeton have served as executive officers of the company for more than five years. Mr. Szczsponik became an executive officer of the company in 2009. Messrs. Crutcher and Kiriaki became executive officers of the company in 2010. Mr. Anderskouv became an executive officer of the company in 2012.
Employees
At December 31, 2013, we had 32,209 employees.
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
Available on our web site at www.ti.com/corporategovernance are: (i) our Corporate Governance Guidelines; (ii) charters for the Audit, Compensation, and Governance and Stockholder Relations Committees of our board of directors; (iii) our Code of Business Conduct; and (iv) our Code of Ethics for TI Chief Executive Officer and Senior Finance Officers. Stockholders may request copies of these documents free of charge by writing to Texas Instruments Incorporated, P.O. Box 660199, MS 8657, Dallas, Texas, 75266-0199, Attention: Investor Relations.
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
The Technology Industry Is Characterized by Rapid Technological Change That Requires Us to Develop New Technologies and Products.
Our results of operations depend in part upon our ability to successfully develop, manufacture and market innovative products in a rapidly changing technological environment. We require significant capital to develop new technologies and products to meet changing customer demands that, in turn, may result in shortened product life cycles. Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. As a result, there can be no assurance that we will successfully develop and market these new products. There also is no assurance that the products we do develop and market will be well-received by customers, nor that we will realize a return on the capital expended to develop such products.
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
A Decline in Demand in Certain Markets Could Have a Material Adverse Effect on the Demand for Our Products and Results of Operations.
Our customer base includes companies in a wide range of markets, but we generate a significant amount of revenue from sales to customers in the personal electronics market, particularly the mobile phone sector, and from sales to industrial customers. Decline in one of these markets could have a material adverse effect on the demand for our products and our results of operations and financial condition.
Our Global Operations Subject Us to Complex Laws, Regulations and Policies and Risks Associated with International Political, Economic or Other Conditions.
We have facilities in 35 countries worldwide. About 85 percent of our revenue comes from shipments to locations outside the United States; in particular, shipments of products into China typically represent a large portion of our revenue. Our global operations subject us to complex U.S. and foreign laws, regulations and policies relating to, for example, trade and export controls, anti-bribery, antitrust and privacy. Violations of or changes in these laws, regulations and policies could result in fines, penalties, and sanctions that could adversely affect our results of operations. Operating internationally also exposes us to political and economic conditions, security risks, health conditions and possible disruptions in transportation, communications and information technology networks of the various countries in which we operate. Any of these could result in an adverse effect on our business operations and our financial results. Additionally, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.
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
The Loss of or Significant Curtailment of Purchases by Any of Our Largest Customers Could Adversely Affect Our Results of Operations.
We generate revenue from thousands of customers worldwide. The loss of or significant curtailment of purchases by one or more of our top customers (including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, or the timing of customer or distributor inventory adjustments) may adversely affect our results of operations and financial condition.
Our Results of Operations Could be Adversely Affected by Our Distributors’ Promotion of Competing Product Lines or Our Distributors’ Financial Performance.
In 2013, about 55 percent of our revenue was generated from sales of our products to distributors. Our distributors carry competing product lines, and our sales could be affected if our distributors promote competing products over our products. Moreover, our results of operations could be affected if our distributors suffer financial difficulties that result in their inability to pay amounts owed to us.
Our Results of Operations and Financial Condition Could be Adversely Affected if a Customer or a Distributor Suffers a Loss with Respect to Our Inventory.
We have consignment inventory programs in place for some of our largest customers and for some distributors.  If a customer or distributor were to experience a loss with respect to TI-consigned inventory, our results of operations and financial condition may be adversely affected if we do not recover the full value of the lost inventory from the customer, distributor or insurer, or if our recovery is delayed.

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
Our manufacturing processes and critical manufacturing equipment, and those of some of our customers and suppliers, require that certain key raw materials, natural resources and utilities be available. Limited or delayed access to and high costs of these items could adversely affect our results of operations. Our products contain materials that are subject to conflict minerals reporting requirements. Our relationships with customers and suppliers may be adversely affected if we are unable to describe our products as conflict-free. Additionally, our costs may increase if customers demand that we change the sourcing of materials we cannot identify as conflict-free.
Our inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We also depend on third parties to provide advanced logic manufacturing process technology development. A limited number of third parties perform these functions, and we do not have long-term contracts with all of them. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand, the third parties’ inability to develop and deliver advanced logic manufacturing process technology in a timely, cost effective and appropriate manner and the possibility of third parties imposing increased costs on us.
Our Results of Operations Could be Affected by Changes in Tax-Related Matters.
We have facilities in 35 countries worldwide and as a result are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate.
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
Our Results of Operations Could be Affected by Warranty Claims, Product Recalls or Product Liability.

We could be subject to warranty or product liability claims or claims based on epidemic or delivery failures that could lead to significant expenses as we defend such claims or pay damage awards or settlements. In the event of a warranty claim, we may also incur costs if we decide to compensate the affected customer or end consumer. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for one of our customers to recall a product containing a TI part. In such instances, we may incur costs and expenses relating to the recall. Costs or payments we may make in connection with warranty, epidemic failure and delivery claims or product recalls may adversely affect our results of operations and financial condition.
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

Our Operating Results and Our Reputation Could be Adversely Affected by Breaches of Our Information Technology Systems.

Breaches of our information technology systems caused by computer viruses, unauthorized access, sabotage, vandalism or terrorism could compromise our information technology networks and result in unauthorized release of our, our customers’ or our suppliers’ confidential or proprietary information, cause a disruption to our manufacturing and other operations, result in release of employee personal data, or cause us to incur increased information technology protection costs, any of which could adversely affect our operating results and our reputation.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. The following table indicates the general location of our principal manufacturing and design operations and the reportable segments that make major use of them. Except as otherwise indicated, we own these facilities.

	Analog	Embedded Processing
Dallas, Texas	X	X
Sherman, Texas	X
Houston, Texas		X
Tucson, Arizona(1)	X
Santa Clara, California	X
South Portland, Maine	X
Aguascalientes, Mexico(1)	X
Aizu, Japan	X	X
Miho, Japan	X	X
Tokyo, Japan(1)	X
Chengdu, China(2)	X
Shanghai, China(1)	X	X
Bangalore, India(2)	X	X
Kuala Lumpur, Malaysia(2)	X	X
Melaka, Malaysia(2)	X
Baguio, Philippines(2)	X	X
Pampanga (Clark), Philippines(2)	X	X
Taipei, Taiwan(2)	X	X
Freising, Germany	X	X
Greenock, Scotland	X
________

(1)	Leased.

(2)	Portions of the facilities are leased and owned. This may include land leases, particularly for our non-U.S. sites.

Our facilities in the United States contained approximately 15.6 million square feet at December 31, 2013, of which approximately 0.8 million square feet were leased. Our facilities outside the United States contained approximately 11.4 million square feet at December 31, 2013, of which approximately 2.0 million square feet were leased.

At the end of 2013, we occupied substantially all of the space in our facilities.

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
The information contained under the caption “Common stock prices and dividends” in our 2013 annual report to stockholders, and the information concerning the number of stockholders of record at December 31, 2013, contained under the caption “Summary of selected financial data” in such annual report are incorporated herein by reference to such annual report.

The following table shows our repurchases of our common stock in the fourth quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2013 through October 31, 2013	9,436,100		$40.32	9,436,100		$6.36 billion
November 1, 2013 through November 30, 2013	6,320,600		$42.23	6,320,600		$6.09 billion
December 1, 2013 through December 31, 2013	2,011,898		$43.03	2,011,898		$6.00 billion
Total	17,768,598	(2)	$41.31	17,768,598	(2)	$6.00 billion	(3)
_______

(1)
All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010. On February 21, 2013, our Board of Directors authorized the purchase of an additional $5.0 billion of our common stock. No expiration date has been specified for these authorizations.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of December 31, 2013, this amount consisted of the remaining portion of the $7.5 billion authorization authorized in September 2010 and the $5.0 billion authorized in February 2013.

ITEM 6. Selected Financial Data.

The information contained under the caption “Summary of selected financial data” for the years 2009 through 2013 in our 2013 annual report to stockholders, is incorporated herein by reference to such annual report.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s discussion and analysis of financial condition and results of operations” in our 2013 annual report to stockholders is incorporated herein by reference to such annual report.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information contained under the caption “Quantitative and qualitative disclosures about market risk” in our 2013 annual report to stockholders is incorporated herein by reference to such annual report.
ITEM 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the company at December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the report thereon of the independent registered public accounting firm, on pages 1 through 37 of our 2013 annual report to stockholders, are incorporated herein by reference to such annual report.
The information contained under the caption “Quarterly financial data” in our 2013 annual report to stockholders is also incorporated herein by reference to such annual report.

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
Internal Control over Financial Reporting

Management’s assessment of our internal control over financial reporting is contained under the caption “Report by management on internal control over financial reporting” in our 2013 annual report to stockholders and is incorporated herein by reference to such annual report.
The information contained under the caption “Report of independent registered public accounting firm on internal control over financial reporting” in our 2013 annual report to stockholders is incorporated herein by reference to such annual report.
ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of directors” in our proxy statement for the 2014 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
The information with respect to directors’ business experience, which is contained under the caption “Board diversity and nominee qualifications” in our proxy statement for the 2014 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to Section 16(a) beneficial ownership reporting compliance contained under the caption of the same name in our proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
A list of our executive officers and their biographical information appears in Part I, Item 1 of this report.
Code of Ethics
We have adopted the Code of Ethics for TI Chief Executive Officer and Senior Finance Officers. A copy of the Code can be found on our web site at www.ti.com/corporategovernance. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same web site.
Audit Committee
The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 11. Executive Compensation.

The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The information contained under the caption “Equity compensation plan information” in our proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

Security Ownership of Certain Beneficial Owners and Management
The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Related person transactions” in our proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
The information contained under the caption “Director independence” in our proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 14. Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1 and 2. Financial Statements and Financial Statement Schedules:

The financial statements are listed in the index on page 25 hereof.
3. Exhibits

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

3(t)	Certificate of Elimination of Series B Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed June 23, 2008).
3(u)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed July 18, 2008).
4(a)	Underwriting Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 23, 2011).
4(b)	Indenture (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed May 23, 2011).
4(c)	Officer's Certificate (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed May 23, 2011).
4(d)	Officer’s Certificate setting forth the terms of the Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed July 18, 2008).
10(a)(i)	TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K filed January 7, 2009).(a)
10(a)(ii)	Amendment No. 1 to the TI Deferred Compensation Plan (incorporated by reference to Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).(a)
10(a)(iii)	Amendment No. 2 to the TI Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).(a)
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
Third Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), dated July 16, 2002 (incorporated by reference to Exhibit 10
(b)(iv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).(a)

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

Designation of Exhibit in this Report	Description of Exhibit
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

10(l)
Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).(a)

10(m)
Form of Restricted Stock Unit Agreement under the Texas Instruments 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(m) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).(a)

10(n)
Texas Instruments 2009 Long-Term Incentive Plan as amended September 17, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10(o)	Texas Instruments 2009 Director Compensation Plan as amended December 2, 2010 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed December 7, 2010).
10(p)	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed April 4, 2011).
12	Ratio of Earnings to Fixed Charges(b)
13	Portions of Registrant's 2013 Annual Report to Stockholders incorporated by reference herein.(b)
21	List of Subsidiaries of the Registrant.(b)
23	Consent of Independent Registered Public Accounting Firm.(b)
31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.(b)
31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.(b)
32(a)	Section 1350 Certification of Chief Executive Officer.(b)
32(b)	Section 1350 Certification of Chief Financial Officer.(b)
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.Def	XBRL Taxonomy Definitions Document
101.lab	XBRL Taxonomy Labels Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase

(a)	Management compensation plans and arrangements.

(b)	Filed or furnished herewith.

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly in markets such as personal electronics, especially the mobile phone sector, and industrial;

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

•
Violations of or changes in the complex laws, regulations and policies to which our global operations are subject, and economic, social and political conditions in the countries in which TI, its customers or its suppliers operate, including security risks, health conditions, possible disruptions in transportation, communications and information technology networks and fluctuations in foreign currency exchange rates;

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

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Financial difficulties of our distributors or their promotion of competing product lines to TI’s detriment;

•	A loss suffered by a customer or distributor of TI with respect to TI-consigned inventory;

•	Customer demand that differs from our forecasts;

•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

•	Impairments of our non-financial assets;

•	Product liability or warranty claims, claims based on epidemic or delivery failure or recalls by TI customers for a product containing a TI part;

•	TI’s ability to recruit and retain skilled personnel;

•	Timely implementation of new manufacturing technologies and installation of manufacturing equipment, and the ability to obtain needed third-party foundry and assembly/test subcontract services;

•	TI’s obligation to make principal and interest payments on its debt;

•
TI’s ability to successfully integrate and realize opportunities for growth from acquisitions, and our ability to realize our expectations regarding the amount and timing of restructuring charges and associated cost savings; and

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
Kevin P. March Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: February 24, 2014

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March and Joseph F. Hubach, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2013, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2014.

Signature	Title

/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr.	Director

/s/ Mark A. Blinn
Mark A. Blinn	Director

/s/ Daniel A. Carp
Daniel A. Carp	Director

/s/ Carrie S. Cox
Carrie S. Cox	Director

/s/ Ronald Kirk
Ronald Kirk	Director

/s/ Pamela H. Patsley
Pamela H. Patsley	Director

/s/ Robert E. Sanchez
Robert E. Sanchez	Director

/s/ Wayne R. Sanders
Wayne R. Sanders	Director

/s/ Ruth J. Simmons
Ruth J. Simmons	Director

/s/ Richard K. Templeton
Richard K. Templeton	Chairman of the Board; Director; President and Chief Executive Officer

/s/ Christine Todd Whitman
Christine Todd Whitman	Director

/s/ Kevin P. March
Kevin P. March	Senior Vice President; Chief Financial Officer; Chief Accounting Officer

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
(Item 15(a))

Page Reference to Portions of Annual Report as Set Forth in Exhibit 13

Information incorporated by reference to the Registrant’s 2013 annual report to stockholders (items below included herein as Exhibit 13)
Consolidated financial statements:
Income for each of the three years in the period ended December 31, 2013	1
Comprehensive income for each of the three years in the period ended December 31, 2013	2
Balance sheets at December 31, 2013 and 2012	3
Cash flows for each of the three years in the period ended December 31, 2013	4
Stockholders’ equity for each of the three years in the period ended December 31, 2013	5
Notes to financial statements	6
Report of independent registered public accounting firm	37
Report by management on internal control over financial reporting	38
Report of independent registered public accounting firm on internal control over financial reporting	39

Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.