Form 10-Q
period 2014-03-31
TEXAS INSTRUMENTS INC
filed 2014-05-02
CIK 97476

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

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

1,079,351,194
Number of shares of Registrant's common stock outstanding as of
March 31, 2014

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Statements of Income
[Millions of dollars, except share and per-share amounts]

	For Three Months Ended March 31,
	2014	2013
Revenue	$2,983	$2,885
Cost of revenue (COR)	1,376	1,511
Gross profit	1,607	1,374
Research and development (R&D)	366	419
Selling, general and administrative (SG&A)	479	459
Acquisition charges	83	86
Restructuring charges/other	(11)	15
Operating profit	690	395
Other income (expense), net (OI&E)	6	2
Interest and debt expense	25	23
Income before income taxes	671	374
Provision for income taxes	184	12
Net income	$487	$362

Earnings per common share:
Basic	$.44	$.32
Diluted	$.44	$.32

Average shares outstanding (millions):
Basic	1,081	1,107
Diluted	1,096	1,123

Cash dividends declared per share of common stock	$.30	$.21

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
[Millions of dollars]

	For Three Months Ended March 31,
	2014	2013
Net income	$487	$362
Other comprehensive income (loss), net of taxes:
Net actuarial gains (losses) of defined benefit plans:
Adjustment	(2)	32
Reclassification to Net income	10	17
Prior service cost of defined benefit plans:
Adjustment	—	(1)
Derivative instrument:
Change in fair value	—	1
Other comprehensive income (loss)	8	49
Total comprehensive income	$495	$411

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets
[Millions of dollars, except share amounts]

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,565	$1,627
Short-term investments	2,467	2,202
Accounts receivable, net of allowances of ($23) and ($22)	1,355	1,203
Raw materials	95	102
Work in process	898	919
Finished goods	721	710
Inventories	1,714	1,731
Deferred income taxes	383	393
Prepaid expenses and other current assets	876	863
Total current assets	8,360	8,019
Property, plant and equipment at cost	6,426	6,556
Accumulated depreciation	(3,247)	(3,157)
Property, plant and equipment, net	3,179	3,399
Long-term investments	212	216
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	2,142	2,223
Deferred income taxes	200	207
Capitalized software licenses, net	111	118
Overfunded retirement plans	129	130
Other assets	240	264
Total assets	$18,935	$18,938

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,000	$1,000
Accounts payable	405	422
Accrued compensation	364	554
Income taxes payable	101	119
Deferred income taxes	1	1
Accrued expenses and other liabilities	600	651
Total current liabilities	2,471	2,747
Long-term debt	4,652	4,158
Underfunded retirement plans	218	216
Deferred income taxes	536	548
Deferred credits and other liabilities	438	462
Total liabilities	8,315	8,131

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,181	1,211
Retained earnings	28,331	28,173
Treasury common stock at cost. Shares: March 31, 2014 – 661,464,745; December 31, 2013 – 658,012,970	(20,113)	(19,790)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(520)	(528)
Total stockholders’ equity	10,620	10,807
Total liabilities and stockholders’ equity	$18,935	$18,938
See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
[Millions of dollars]

	For Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$487	$362
Adjustments to Net income:
Depreciation	213	228
Amortization of acquisition-related intangibles	81	85
Amortization of capitalized software	16	32
Stock-based compensation	78	75
Gains on sales of assets	(37)	(3)
Deferred income taxes	—	26
Increase (decrease) from changes in:
Accounts receivable	(149)	(112)
Inventories	17	57
Prepaid expenses and other current assets	(29)	10
Accounts payable and accrued expenses	(117)	(244)
Accrued compensation	(189)	(154)
Income taxes payable	80	29
Changes in funded status of retirement plans	22	29
Other	(11)	(60)
Cash flows from operating activities	462	360

Cash flows from investing activities:
Capital expenditures	(77)	(84)
Proceeds from asset sales	37	18
Purchases of short-term investments	(1,051)	(536)
Proceeds from short-term investments	785	615
Other	1	9
Cash flows from investing activities	(305)	22

Cash flows from financing activities:
Proceeds from issuance of long-term debt	498	—
Dividends paid	(325)	(232)
Stock repurchases	(720)	(679)
Proceeds from common stock transactions	283	454
Excess tax benefit from share-based payments	49	52
Other	(4)	—
Cash flows from financing activities	(219)	(405)

Net change in Cash and cash equivalents	(62)	(23)
Cash and cash equivalents at beginning of period	1,627	1,416
Cash and cash equivalents at end of period	$1,565	$1,393

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

We report the results of our remaining business activities in Other. See Note 11 for the results of our business segments.

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2014 and 2013, and the Consolidated Balance Sheet as of March 31, 2014, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2013. The results for the three-month periods are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

Earnings per share (EPS)

Unvested share-based payment awards that contain non-forfeitable rights to receive dividends or dividend equivalents, such as our restricted stock units (RSUs), are considered to be participating securities and the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and, therefore, is excluded from the calculation of EPS allocated to common stock, as shown in the table below.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended March 31, 2014			For Three Months Ended March 31, 2013
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$487			$362
Income allocated to RSUs	(7)			(7)
Income allocated to common stock for basic EPS calculation	$480	1,081	$.44	$355	1,107	$.32

Adjustment for dilutive shares:
Stock-based compensation plans		15			16

Diluted EPS:
Net income	$487			$362
Income allocated to RSUs	(7)			(7)
Income allocated to common stock for diluted EPS calculation	$480	1,096	$.44	$355	1,123	$.32

Potentially dilutive securities representing 10 million and 31 million shares of common stock that were outstanding during the first quarters of 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

Derivatives and hedging

In association with the issuance of certain long-term debt, we use financial derivatives such as treasury rate lock agreements that are recognized in AOCI and amortized over the life of the related debt. The results of these derivative transactions have not been material.

We also use derivative financial instruments to manage exposure to foreign exchange risk. These instruments are primarily forward foreign currency exchange contracts, which are used as economic hedges to reduce the earnings impact that exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. Gains and losses from changes in the fair value of these forward foreign currency exchange contracts are credited or charged to OI&E. We do not apply hedge accounting to our foreign currency derivative instruments.

We do not use derivatives for speculative or trading purposes.

Fair values of financial instruments

The fair values of our derivative financial instruments were not significant at March 31, 2014. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 5. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are based on Level 2 inputs. See Note 5 for the definition of Level 2 inputs.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

2.	Acquisition charges

We incurred various costs as a result of the 2011 acquisition of National that are included in Other, consistent with how management measures the performance of its segments. These acquisition charges are as follows:

	For Three Months Ended March 31,
	2014	2013
Amortization of intangible assets	$80	$81
Stock-based compensation	3	3
Retention bonuses	—	2
Acquisition charges	$83	$86

Amortization of intangible assets resulting from the National acquisition is based on estimated useful lives. See Note 6 for additional information.

Stock-based compensation reflects awards to former National employees and is recognized over the applicable vesting period for the remaining grantees.

Retention bonuses reflect amounts paid to former National employees who fulfilled agreed-upon service period obligations and were recognized ratably over the required service period.

3.	Restructuring charges/other

Restructuring charges/other is comprised of the following components:

	For Three Months Ended March 31,
	2014	2013	Cumulative Since January 1, 2011
Restructuring charges by action:
2013 actions
Severance and benefits cost	$27	$—	$76
Other exit costs	5	—	5
	32	—	81
2012 Wireless action
Severance and benefits cost (a)	(6)	4	269
Accelerated depreciation	—	3	9
Other exit costs	—	2	105
	(6)	9	383
Prior actions
Severance and benefits cost	—	—	119
Accelerated depreciation	1	5	29
Other exit costs (a)	(1)	1	52
	—	6	200
Total restructuring charges	26	15	$664

Other:
Gains on sales of assets	(37)	—
Restructuring charges/other	$(11)	$15

(a) Reflects a change in estimate for the three months ended March 31, 2014.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Restructuring charges/other are recognized in Other.

2013 actions

In January 2014, we announced cost-saving actions in Embedded Processing and in Japan to reduce expenses and focus our investments on markets with greater potential for sustainable growth and strong long-term returns, which we expect to substantially complete by mid-2015. Cost reductions include the elimination of about 1,100 jobs worldwide. Total restructuring charges related to these actions are expected to be about $85 million, of which $81 million has been recognized through March 31, 2014, consisting of $76 million for severance and benefit costs and $5 million in other exit costs. In the fourth quarter of 2013, we recorded restructuring charges of $49 million related to the action in Embedded Processing, with another $32 million related to Japan recognized for voluntary benefits accepted by participants in the first quarter of 2014. As of March 31, 2014, $1 million has been paid to terminated employees for severance and benefits.

2012 Wireless action

In 2012, we announced a restructuring of our Wireless business to reduce expenses and focus our investments on markets with greater potential for sustainable growth and strong long-term returns. This action is now complete. We recognized $383 million in cumulative restructuring charges, including a $90 million impairment of goodwill. As of March 31, 2014, $198 million has been paid to terminated employees for severance and benefits.

Prior actions

In 2012, we announced closure of two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan. We recognized $200 million in cumulative restructuring charges related to these closures, completing both by the end of 2013. As of March 31, 2014, $101 million has been paid to terminated employees for severance and benefits.

As of March 31, 2014, and December 31, 2013, we carried immaterial liabilities related to actions commenced in 2008 and 2009.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2013 Actions		2012 Wireless Action	Prior Actions
	Severance and Benefits	Other Charges	Severance and Benefits	Severance and Benefits	Other Charges	Total
Remaining accrual at December 31, 2013	$49	$—	$95	$10	$7	$161
Restructuring charges	27	5	(6)	—	—	26
Non-cash items (a)	—	—	—	—	(1)	(1)
Payments	(1)	—	(18)	(4)	(2)	(25)
Remaining accrual at March 31, 2014	$75	$5	$71	$6	$4	$161

(a) Accelerated depreciation.

The accrual balances above are primarily a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

Other

Gains on sales of assets

During the first quarter of 2014, we completed the sale of our site in Nice, France. The planned shut-down of this site was part of our 2012 Wireless restructuring action. As a result of the sale, we recognized a gain of $30 million. We also recognized gains of $7 million tied to the sales of other assets associated with our Houston and Hiji sites.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

4.	Income taxes

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The rate is based on current tax law and for 2014 does not assume reinstatement of the federal research tax credit, which expired at the end of 2013. As of March 31, 2014, the estimated annual effective tax rate for 2014 is about 28 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. The first-quarter 2013 tax provision included a $65 million discrete tax benefit from the reinstatement of the federal research tax credit retroactive to the beginning of 2012.

5.	Valuation of debt and equity investments and certain liabilities

Debt and equity investments

We classify our investments as available for sale, trading, equity method or cost method. Most of our investments are classified as available for sale.

Available-for-sale and trading securities are stated at fair value, which is generally based on market prices, broker quotes or, when necessary, financial models. See fair-value discussion below. Unrealized gains and losses on available-for-sale securities are recorded as an increase or decrease, net of taxes, in AOCI on our Consolidated Balance Sheets. We record other-than-temporary impairments on available-for-sale securities in OI&E in our Consolidated Statements of Income.

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

Details of our investments are as follows:

	March 31, 2014			December 31, 2013
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Measured at fair value:
Available-for-sale securities
Money market funds	$542	$—	$—	$500	$—	$—
Corporate obligations	176	312	—	123	217	—
U.S. Government agency and Treasury securities	605	2,155	—	787	1,985	—
Trading securities
Mutual funds	—	—	176	—	—	179
Total	1,323	2,467	176	1,410	2,202	179

Other measurement basis:
Equity-method investments	—	—	24	—	—	24
Cost-method investments	—	—	12	—	—	13
Cash on hand	242	—	—	217	—	—
Total	$1,565	$2,467	$212	$1,627	$2,202	$216

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

At March 31, 2014, and December 31, 2013, we had no significant unrealized gains or losses associated with our available-for-sale investments. We did not recognize any credit losses related to available-for-sale investments for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014 and 2013, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $785 million and $615 million, respectively. Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale at March 31, 2014:

Due	Fair Value
One year or less	$3,530
One to two years	260

Gross realized gains and losses from sales of long-term investments were not significant for the three months ended March 31, 2014 and 2013. Other-than-temporary declines and impairments in the values of these investments recognized in OI&E were also not significant for the three months ended March 31, 2014 and 2013.

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

The three-level hierarchy discussed below indicates the extent and level of judgment used to estimate fair-value measurements.

•	Level 1 — Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.

•
    Level 2 — Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data. Our Level 2 assets consist of corporate obligations and some U.S. government agency and Treasury securities. We utilize a third-party data service to provide Level 2 valuations. We verify these valuations for reasonableness relative to unadjusted quotes obtained from brokers or dealers based on observable prices for similar assets in active markets.

•
    Level 3 — Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014, and December 31, 2013. For these periods, we had no Level 3 assets or liabilities. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	March 31, 2014	Level 1	Level 2
Assets
Money market funds	$542	$542	$—
Corporate obligations	488	—	488
U.S. Government agency and Treasury securities	2,760	1,915	845
Mutual funds	176	176	—
Total assets	$3,966	$2,633	$1,333

Liabilities
Deferred compensation	$192	$192	$—
Total liabilities	$192	$192	$—

	Fair Value
	December 31, 2013	Level 1	Level 2
Assets
Money market funds	$500	$500	$—
Corporate obligations	340	—	340
U.S. Government agency and Treasury securities	2,772	2,107	665
Mutual funds	179	179	—
Total assets	$3,791	$2,786	$1,005

Liabilities
Deferred compensation	$197	$197	$—
Total liabilities	$197	$197	$—

6.	Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion net of accumulated impairment of $90 million as of March 31, 2014, and December 31, 2013. There was no impairment of goodwill during the three months ended March 31, 2014 and 2013.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Components of acquisition-related intangible assets are as follows:

		March 31, 2014			December 31, 2013
Acquisition-related intangibles:	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 - 10	$2,126	$550	$1,576	$2,157	$526	$1,631
Customer relationships	5 - 8	818	262	556	821	239	582
Other intangibles	5	5	3	2	5	3	2
In-process R&D	(a)	8	n/a	8	8	n/a	8
Total		$2,957	$815	$2,142	$2,991	$768	$2,223

(a) In-process R&D is not amortized until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it is expensed.

Amortization of acquisition-related intangibles was $81 million and $85 million for the three months ended March 31, 2014 and 2013, respectively, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

7.	Postretirement benefit plans
Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended March 31,	2014	2013	2014	2013	2014	2013
Service cost	$5	$7	$1	$1	$10	$10
Interest cost	11	11	5	5	17	16
Expected return on plan assets	(10)	(13)	(5)	(6)	(19)	(17)
Amortization of prior service cost (credit)	—	—	1	1	(1)	(1)
Recognized net actuarial loss	6	6	2	3	6	10
Net periodic benefit costs	12	11	4	4	13	18
Settlement losses (a)	1	7	—	—	—	—
Total, including other postretirement losses (gains)	$13	$18	$4	$4	$13	$18

(a) Includes non-restructuring and restructuring-related settlement losses.

8.	Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of March 31, 2014, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2019. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of March 31, 2014, our credit facility was undrawn and we had no commercial paper outstanding.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Long-term debt

In March 2014, we issued an aggregate principal amount of $500 million of fixed-rate long-term debt, with $250 million due in 2017 and $250 million due in 2021. The proceeds of the offering were $498 million, net of the original issuance discount and are expected to be used for the repayment of a portion of the $1.0 billion of maturing debt on May 15, 2014. We incurred $3 million of issuance and other related costs that are being amortized to Interest and debt expense over the term of the debt.

In May 2013, we issued an aggregate principal amount of $1.0 billion of fixed-rate long-term debt, with $500 million due in 2018 and $500 million due in 2023. We incurred $6 million of issuance and other related costs that are being amortized to Interest and debt expense over the term of the debt. The proceeds of the offering were $986 million, net of the original issuance discount and were used toward the repayment of $1.5 billion of maturing debt, including floating-rate notes. In connection with this repayment, we settled a floating-to-fixed interest rate swap, associated with the maturing debt.

Long-term debt outstanding as of March 31, 2014, and December 31, 2013, is as follows:

	March 31, 2014	December 31, 2013
Notes due 2014 at 1.375%	$1,000	$1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250	250
Notes due 2015 at 0.45%	750	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2017 at 0.875%	250	—
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2021 at 2.75%	250	—
Notes due 2023 at 2.25%	500	500
	5,625	5,125
Net unamortized premium	27	33
Current portion of long-term debt	(1,000)	(1,000)
Long-term debt	$4,652	$4,158

Interest and debt expense was $25 million and $23 million for the three months ended March 31, 2014 and 2013, respectively. This was net of the amortization of the debt premium and other debt issuance costs. Capitalized interest was not material.

9.	Contingencies

Indemnification guarantees

We routinely sell products with an intellectual property indemnification included in the terms of sale. Historically, we have had only minimal, infrequent losses associated with these indemnities. Consequently, we cannot reasonably estimate or accrue for any future liabilities that may result.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Warranty costs/product liabilities

We accrue for known product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty or product liability. Historically, we have experienced a low rate of payments on product claims. Although we cannot predict the likelihood or amount of any future claims, we do not believe they will have a material adverse effect on our financial condition, results of operations or liquidity. Consistent with general industry practice, we enter into formal contracts with certain customers that include negotiated warranty remedies. Typically, under these agreements our warranty for semiconductor products includes three years of coverage; an obligation to repair, replace or refund; and a maximum payment obligation tied to the price paid for our products. In some cases, product claims may exceed the price of our products.

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

Discontinued operations indemnity

In connection with the 2006 sale of the former Sensors & Controls (S&C) business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. In a settlement with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our total remaining potential exposure from both of these indemnities will not exceed $200 million. As of March 31, 2014, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

10.	Supplemental financial information

Prepaid Expenses and Other Current Assets

	March 31, 2014	December 31, 2013
Prepaid taxes on intercompany inventory profits	$589	$667
Assets held for sale (a)	80	—
Other prepaid expenses and current assets	207	196
Prepaid expenses and other current assets	$876	$863

(a)
As of March 31, 2014, we determined that excess assets in various locations, with an aggregate carrying value of $80 million, met the criteria to be considered held for sale and were reclassified from Property, plant and equipment, net, to Prepaid expenses and other current assets in the Consolidated Balance Sheet. The comparable carrying amount of these assets as of December 31, 2013, within Property, plant and equipment, net, was $81 million. Assets considered held for sale are no longer being depreciated. We expect the sales transactions applicable to these assets to be completed within the next year and any resulting gain on such sales will be recognized on the Restructuring charges/other line of our Consolidated Statement of Income in Other.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes to Net income

The table below details where reclassifications out of AOCI are recorded on the Consolidated Statements of Income.

	For Three Months Ended March 31,
Details about AOCI Components	2014	2013	Related Statement of Income Line
Net actuarial gains (losses) of defined benefit plans (a)	$15	$26	Pension expense (b)
Tax benefit (expense)	(5)	(9)	Provision for income taxes
Reclassification to Net income, net of taxes	$10	$17	Net income

(a) Equals the sum of Recognized net actuarial loss and Settlement losses as detailed in Note 7.
(b) Pension expense is included in the computation of total employee benefit cost, which is allocated to COR, R&D and SG&A in the Consolidated Statements of Income.

11.	Segment data

See Note 1 for a detailed description of our reportable segments.

	For Three Months Ended March 31,
	2014	2013
Segment Revenue:
Analog	$1,837	$1,648
Embedded Processing	656	561
Other	490	676
Total revenue	$2,983	$2,885

	For Three Months Ended March 31,
	2014	2013
Segment Operating Profit:
Analog	$498	$300
Embedded Processing	52	7
Other	140	88
Total operating profit	$690	$395

We use centralized manufacturing and support organizations, such as facilities, procurement and logistics, to provide products and support to our operating segments. Costs incurred by these organizations, including depreciation, are charged to the segments on a per-unit basis. Consequently, depreciation expense is not an independently identifiable component within the segments’ results and, therefore, is not provided.

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
Sales of our Analog products generated about 60 percent of our revenue in 2013. According to external sources, the worldwide market for analog semiconductors was about $40 billion in 2013. Our Analog segment's revenue in 2013 was $7.2 billion, or about 18 percent of this fragmented market, the leading position. We believe that we are well positioned to increase our market share over time.
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
Embedded Processing
Embedded Processing products are the “brains” of many electronic devices. Embedded processors are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. The devices vary from simple, low-cost products used in electric toothbrushes to highly specialized, complex devices used in communications infrastructure equipment. Our Embedded Processing products are used in many markets, particularly industrial and automotive.
An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to re-use software from one product generation to the next.
Sales of Embedded Processing products generated about 20 percent of our revenue in 2013. According to external sources, the worldwide market for embedded processors was about $17 billion in 2013. Our Embedded Processing segment's revenue in 2013 was $2.4 billion. This was the number two position and represented about 14 percent of this fragmented market. We believe we are well positioned to increase our market share over time.
Our Embedded Processing segment includes the following major product lines: Processors, Microcontrollers and Connectivity.
Processor products: These include digital signal processors (DSPs) and applications processors. DSPs perform mathematical computations almost instantaneously to process or improve digital data. Applications processors are typically tailored for a specific class of applications such as communications infrastructure, automotive (infotainment and advanced driver assistance systems) and broad industrial applications.
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
Other
Other includes revenue from our smaller product lines, such as DLP® (primarily used in projectors to create high-definition images), certain custom semiconductors known as application-specific integrated circuits (ASICs) and calculators. It includes royalties received for our patented technology that we license to other electronics companies and revenue from transitional supply agreements related to acquisitions and divestitures. We also include revenue from our baseband products and from our OMAPTM applications processors and connectivity products sold into smartphones and consumer tablets, all of which are product lines that we previously announced we are exiting and are collectively referred to as “legacy wireless products.” Revenue from legacy wireless products declined throughout 2013, and our exit from these products is complete. Other generated $2.6 billion of revenue in 2013.
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
First-Quarter 2014 results
Our first-quarter revenue was $2.98 billion, net income was $487 million and earnings per share (EPS) were 44 cents. Results include a gain of $37 million, which increased earnings by 2 cents per share, for sales of a site and other assets associated with previously announced restructuring actions.

Revenue and earnings for the quarter marked a good start to the year.

We delivered 3 percent year-over-year revenue growth, or 11 percent when legacy wireless revenue is excluded. Analog and Embedded Processing comprised 84 percent of first-quarter revenue.

Gross margin of 53.9 percent remained strong and reflects the quality of our Analog and Embedded Processing portfolio and the efficiency of our manufacturing strategy.

Our business model continues to generate strong cash flow from operations. Free cash flow for the trailing twelve-month period was up 8 percent to $3.1 billion, or 25 percent of revenue when compared with the year-ago trailing twelve-month period. This is consistent with our target of 20-30 percent, which we increased in the first quarter from our prior target of 20-25 percent. We returned $4.2 billion to shareholders in the past twelve months through dividends paid and stock repurchases. Our strategy to return to shareholders all free cash flow not needed for debt repayment, and to return proceeds from exercises of equity compensation, reflects our confidence in the long-term sustainability of our business model. In the past twelve months, we returned 99 percent of this targeted amount.

Our balance sheet remains strong, with $4.0 billion of cash and short-term investments at the end of the quarter, 84 percent of which was owned by the company’s U.S. entities. Inventory days were 112, consistent with our model of 105-115 days.

Revenue excluding legacy wireless and free cash flow are non-GAAP financial measures. Free cash flow is Cash flow from operations less Capital expenditures. For reconciliations to GAAP and an explanation for the purpose of providing these non-GAAP measures, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Summary of Selected Financial Data
(Millions of dollars, except per-share amounts)

	For Three Months Ended
	March 31, 2014	March 31, 2013

Revenue	$2,983	$2,885
Gross profit	1,607	1,374
Research and development (R&D)	366	419
Selling, general and administrative (SG&A)	479	459
Acquisition charges	83	86
Restructuring charges/other	(11)	15
Operating profit	690	395

Net income	$487	$362

Diluted earnings per common share	$.44	$.32

Percentage of revenue:
Gross profit	53.9%	47.6%
R&D	12.3%	14.5%
SG&A	16.1%	15.9%
Operating profit	23.1%	13.7%

Our exit from legacy wireless products and the elimination (effective January 1, 2013) of the Wireless segment resulted in changes to our corporate-level expense allocations, which negatively affected segment-level profitability in the year ended December 31, 2013. We expect a similar, although less significant, effect through the end of 2014. We allocate our corporate-level expenses, which are largely fixed, among our product lines in proportion to the operating expenses directly generated by them. Because we stopped investing in legacy wireless products, the corporate-level expenses allocated to them were proportionately lower, and the corporate-level expenses allocated to the remaining product lines were proportionately higher. This allocation change affects the profitability of each of our segments, but does not impact operating expense or profitability trends at the consolidated level.

Throughout the following discussion of our results of operations, unless otherwise noted, changes in our revenue are attributable to changes in customer demand, which are evidenced by fluctuations in shipment volumes. New products tend not to have a significant impact on our results in any given period because our revenue is derived from such a large number of products. From time to time, our revenue and gross profit are affected by changes in demand for higher-priced or lower-priced products, which we refer to as changes in the “mix” of products shipped.
Details of financial results
Revenue for the first quarter of 2014 was $2.98 billion, an increase of $98 million, or 3 percent, from the year-ago quarter as higher revenue from Analog and Embedded Processing more than offset lower revenue from legacy wireless products.

Gross profit for the first quarter of 2014 was $1.61 billion, or 53.9 percent of revenue, an increase of $233 million, or 17 percent, from the year-ago quarter primarily due to, in decreasing order, a more favorable mix of products shipped, higher revenue, higher utilization of our manufacturing assets and the efficiency of our manufacturing operations. The impact of underutilization in the first quarter of 2014 was $105 million.

Operating expenses for the first quarter of 2014 were $366 million for R&D and $479 million for SG&A. R&D expense decreased $53 million, or 13 percent, from the year-ago quarter, primarily due to reductions from the wind-down of our legacy wireless products. SG&A expense increased $20 million, or 4 percent, compared with the year-ago quarter primarily due to higher variable compensation costs.

In the first quarter of 2014, we recorded in Other $83 million of Acquisition charges associated with our acquisition in 2011 of National, compared with $86 million in the year-ago quarter. These Acquisition charges are from the ongoing amortization of intangible assets. See Note 2 to the financial statements for detailed information.

Restructuring charges/other for the first quarter of 2014 was a net credit of $11 million. This represents a gain of $37 million from sales of a site and other assets associated with previously announced restructuring actions, partially offset by net restructuring charges of $26 million. Restructuring charges/other in the year-ago quarter were $15 million. All of these charges and credits are included in Other. For details on restructuring actions, see the Restructuring actions section of this MD&A and Note 3 to the financial statements for detailed information.

For the first quarter of 2014, our operating profit was $690 million, or 23.1 percent of revenue, an increase of $295 million, or 75 percent, from the year-ago quarter.

Interest and debt expense was $25 million, about even with the year-ago quarter. See Note 8 to the financial statements for details regarding debt outstanding.

Quarterly income taxes are calculated using the estimated annual effective tax rate. As of March 31, 2014, our estimated annual effective tax rate for 2014 is about 28 percent. The tax rate is based on current tax law and does not include the effect of the federal research tax credit, which expired at the end of 2013. Our annual effective tax rate benefits from lower tax rates (as compared with the U.S. statutory rate) applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.  These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions. See Note 4 to the financial statements for additional information.

For the first quarter of 2014, our tax provision was $184 million compared with $12 million in the year-ago quarter. The increase in the tax provision from the year-ago quarter was due to higher income before income taxes and, to a lesser extent, a $65 million discrete tax benefit in the first quarter of 2013 from the reinstatement of the federal research tax credit retroactively to the beginning of 2012.

In the first quarter of 2014, our net income was $487 million compared with $362 million for the year-ago quarter.  EPS was $0.44 compared with $0.32 for the year-ago quarter.

Segment results
Analog

	1Q14	1Q13	Change
Revenue	$1,837	$1,648	11%
Operating profit	498	300	66%
Operating profit % of revenue	27.1%	18.2%

Compared with the year-ago quarter, Analog revenue increased 11 percent as revenue increased in all product lines. Power and HPA grew about equally, followed by SVA and then HVAL. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing

	1Q14	1Q13	Change
Revenue	$656	$561	17%
Operating profit	52	7	643%
Operating profit % of revenue	7.9%	1.3%

Compared with the year-ago quarter, Embedded Processing revenue increased 17 percent due to higher revenue from all product lines. Revenue from Microcontrollers grew the most, followed by revenue from Processors and then Connectivity. Operating profit increased due to higher revenue and associated gross profit.

Other

	1Q14	1Q13	Change
Revenue	$490	$676	-28%
Operating profit *	140	88	59%
Operating profit % of revenue	28.7%	13.1%

* Includes Acquisition charges and Restructuring charges/other.
Compared with the year-ago quarter, Other revenue decreased 28 percent due to lower revenue from legacy wireless products. Operating profit increased due to lower operating expenses and, to a lesser extent, lower Restructuring charges/other. These were partially offset by lower gross profit. Restructuring charges/other in the first quarter of 2014 benefited from sales of a site and other assets. See Note 3 to the financial statements for more details.

Restructuring actions
We periodically undertake restructuring actions to focus our investments on opportunities that have the best potential for sustainable growth and returns. In January 2014, we announced cost-saving actions in Embedded Processing and in Japan to focus on markets with greater potential for sustainable growth and strong long-term returns. Cost reductions from these actions include the elimination of about 1,100 jobs worldwide, and we expect annualized savings of about $130 million by the end of 2014. We expect that we will see most of the cost savings from these actions in the second half of 2014 and that they will be substantially complete by mid-2015. Total restructuring charges related to these actions are expected to be about $85 million, most of which will be severance and related benefit costs. Additionally, in 2012 we announced a restructuring of our Wireless business and closure of two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan. Both of these actions were completed in 2013.

Restructuring charges in the first quarter of 2014 included a net of $21 million for severance and related benefit costs and $5 million of other exit costs primarily associated with the actions in Embedded Processing and in Japan.

Restructuring charges of $15 million in the year-ago quarter relate about equally to the Wireless restructuring and closing of the manufacturing facilities and consisted of about $8 million of accelerated depreciation, $4 million for severance and related benefit costs, and about $3 million for other exit costs.

See Note 3 to the financial statements for details on the breakdown of costs between the various restructuring actions.

Financial condition

At the end of the first quarter of 2014, total cash (Cash and cash equivalents plus Short-term investments) was $4.03 billion, with 84 percent owned by our U.S. entities.
Accounts receivable were $1.35 billion at the end of the first quarter. This was an increase of $152 million from the end of 2013 as a result of higher revenue at the end of the first quarter compared with year-end 2013. Days sales outstanding were 41 at the end of the first quarter compared with 36 at the end of 2013.
Inventory was $1.71 billion at the end of the first quarter. This was a decrease of $17 million from the end of 2013. Days of inventory at the end of the first quarter were 112, unchanged from the end of 2013.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are our Cash and cash equivalents, Short-term investments and revolving credit facilities. Cash flow from operating activities for the first quarter of 2014 was $462 million, an increase of $102 million from the year-ago period due to higher net income.
We had $1.56 billion of Cash and cash equivalents and $2.47 billion of Short-term investments as of March 31, 2014.
We have a variable-rate revolving credit facility with a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2019. This credit facility also serves as support for the issuance of commercial paper. As of March 31, 2014, our credit facility was undrawn and we had no commercial paper outstanding.

On March 12, 2014, we issued $500 million principal amount of debt, consisting of $250 million of 0.875% notes maturing in 2017 and $250 million of 2.750% notes maturing in 2021. The $498 million of net proceeds from this issuance are expected to be used for repayment of a portion of our debt maturing on May 15, 2014.

For the first three months of 2014, investing activities used cash of $305 million, primarily for purchases of short-term investments, net of sales of short-term investments. Our purchases of short-term investments, net of sales, used $266 million. In the year-ago period, investing activities provided cash of $22 million; we received proceeds of $79 million from sales of short-term investments, net of purchases. Capital expenditures in the first quarter of 2014 totaled $77 million compared with $84 million in the year-ago quarter. These expenditures were primarily for semiconductor manufacturing equipment. We also received, in the first quarter of 2014, $37 million of cash proceeds from sales of assets, including a site in Nice, France. This compares with $18 million received from the sale of assets in the year-ago quarter.
Net cash used in financing activities was $219 million for the first three months of 2014 compared with $405 million in the year-ago period. In the first quarter of 2014, we paid dividends of $325 million compared with $232 million in the year-ago period, a result of higher dividend rates. We also used $720 million in the first three months of 2014 to repurchase 16.6 million shares of our common stock. In the same period last year we used $679 million to repurchase 20.4 million shares of common stock. Employee exercises of stock options are also reflected in Cash flows from financing activities. In the first quarter of 2014, these exercises provided cash proceeds of $283 million compared with $454 million for the year-ago quarter.
We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
Non-GAAP financial information

Revenue excluding legacy wireless:

This MD&A includes a reference to our revenue excluding legacy wireless products. We believe this measure, which was not prepared in accordance with generally accepted accounting principles in the United States (GAAP), provides investors with insight into our underlying business results and is supplemental to the comparable GAAP measure. Reconciliation to the most directly comparable GAAP-based measure is provided in the table below.
TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
(Millions of dollars)

	For Three Months Ended
	Mar. 31, 2014	Mar. 31, 2013	Change

Revenue (GAAP)	$2,983	$2,885	3%
Legacy wireless revenue	(8)	(210)
TI Revenue less legacy wireless revenue (non-GAAP)	$2,975	$2,675	11%

Free cash flow and associated ratios:

This MD&A also includes references to free cash flow and various ratios based on that measure. These are financial measures that were not prepared in accordance with GAAP. Free cash flow was calculated by subtracting Capital expenditures from the most directly comparable GAAP measure, Cash flow from operating activities (also referred to as Cash flow from operations). The various ratios compare free cash flow to the following GAAP measures: Revenue, Dividends paid and Stock repurchases.
We believe these non-GAAP measures provide insight into our liquidity, our cash-generating capability and the amount of cash potentially available to return to investors, as well as insight into our financial performance. These non-GAAP measures are supplemental to the comparable GAAP measures.

Reconciliations to the most directly comparable GAAP-based measures are provided in the tables below.
TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
(Millions of dollars)

Free cash flow:

	For Three Months Ended Mar. 31, 2014	For Twelve Months Ended Mar. 31, 2014	For Twelve Months Ended Mar. 31, 2013	Change

Revenue	$2,983	$12,302	$12,589

Cash flow from operations (GAAP)	$462	$3,486	$3,324	5%
Capital expenditures	(77)	(405)	(476)
Free cash flow (non-GAAP)	$385	$3,081	$2,848	8%

Cash flow from operations as a percent of revenue (GAAP)	15%	28%	26%
Free cash flow as a percent of revenue (non-GAAP)	13%	25%	23%
Total cash returned to shareholders as a percentage of targeted cash return:

		For Twelve Months Ended Mar. 31, 2014

Dividends paid		$1,268
Stock repurchases		2,909
Total cash returned to shareholders		$4,177

Free cash flow (non-GAAP)		$3,081
Proceeds from issuance of long-term debt	$1,484
Repayment of debt	(1,500)
Net debt retirement		$(16)
Proceeds from common stock transactions		1,143
Targeted cash return to shareholders (non-GAAP)		$4,208

Total cash returned to shareholders as a percentage of targeted cash return to shareholders (non-GAAP)		99%

Long-term contractual obligations
In addition to the long-term debt obligations described in the long-term contractual obligations chart on page 47 of Exhibit 13 to our Form 10-K for the year ended December 31, 2013, on March 12, 2014, we issued $250 million principal amount of 0.875% notes maturing in 2017 and $250 million principal amount of 2.750% notes maturing in 2021.

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

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors.

Information concerning our risk factors is contained on pages 9-14 of our Form 10-K for the year ended December 31, 2013, and is incorporated by reference herein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2014 through January 31, 2014	7,003,963		$43.11	7,003,963		$5.70 billion
February 1, 2014 through February 28, 2014	7,648,161		43.13	7,648,161		$5.37 billion
March 1, 2014 through March 31, 2014	1,944,406		45.37	1,944,406		$5.28 billion
Total	16,596,530	(2)	$43.38	16,596,530	(2)	$5.28 billion	(3)

(1)
All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010. On February 21, 2013, our board of directors authorized the purchase of an additional $5.0 billion of our common stock. No expiration date has been specified for these authorizations.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of March 31, 2014, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2010 and the $5.0 billion authorized in February 2013.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
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

3(t)	Certificate of Elimination of Series B Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed June 23, 2008).
3(u)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed July 18, 2008).
4(a)	Officer’s Certificate setting forth the terms of the Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed March 12, 2014).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.ins	XBRL Instance Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

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

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	May 2, 2014