Form 10-Q
period 2014-06-30
TEXAS INSTRUMENTS INC
filed 2014-07-31
CIK 97476

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

For the quarterly period ended June 30, 2014

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

1,067,555,579
Number of shares of Registrant's common stock outstanding as of
June 30, 2014

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Statements of Income
[Millions of dollars, except share and per-share amounts]

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$3,292	$3,047	$6,275	$5,932
Cost of revenue (COR)	1,411	1,477	2,787	2,988
Gross profit	1,881	1,570	3,488	2,944
Research and development (R&D)	349	389	715	808
Selling, general and administrative (SG&A)	472	471	951	931
Acquisition charges	82	86	165	171
Restructuring charges/other	(4)	(282)	(15)	(267)
Operating profit	982	906	1,672	1,301
Other income (expense), net (OI&E)	3	—	9	2
Interest and debt expense	24	24	49	47
Income before income taxes	961	882	1,632	1,256
Provision for income taxes	278	222	462	234
Net income	$683	$660	$1,170	$1,022

Earnings per common share:
Basic	$.63	$.59	$1.07	$.91
Diluted	$.62	$.58	$1.06	$.90

Average shares outstanding (millions):
Basic	1,071	1,103	1,076	1,105
Diluted	1,086	1,117	1,091	1,120

Cash dividends declared per share of common stock	$.30	$.28	$.60	$.49

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
[Millions of dollars]

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$683	$660	$1,170	$1,022
Other comprehensive income (loss), net of taxes
Net actuarial gains (losses) of defined benefit plans:
Adjustment	(5)	48	(7)	80
Recognized within Net income	11	16	21	33
Prior service cost of defined benefit plans:
Adjustment	—	(1)	—	(2)
Recognized within Net income	1	(2)	1	(2)
Derivative instruments:
Change in fair value	—	(1)	—	(1)
Recognized within Net income	1	—	1	1
Other comprehensive income (loss)	8	60	16	109
Total comprehensive income	$691	$720	$1,186	$1,131

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets
[Millions of dollars, except share amounts]

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,216	$1,627
Short-term investments	1,588	2,202
Accounts receivable, net of allowances of ($14) and ($22)	1,527	1,203
Raw materials	93	102
Work in process	894	919
Finished goods	757	710
Inventories	1,744	1,731
Deferred income taxes	389	393
Prepaid expenses and other current assets	992	863
Total current assets	7,456	8,019
Property, plant and equipment at cost	6,452	6,556
Accumulated depreciation	(3,408)	(3,157)
Property, plant and equipment, net	3,044	3,399
Long-term investments	219	216
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	2,062	2,223
Deferred income taxes	194	207
Capitalized software licenses, net	101	118
Overfunded retirement plans	126	130
Other assets	246	264
Total assets	$17,810	$18,938

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$254	$1,000
Accounts payable	402	422
Accrued compensation	484	554
Income taxes payable	109	119
Deferred income taxes	2	1
Accrued expenses and other liabilities	552	651
Total current liabilities	1,803	2,747
Long-term debt	4,394	4,158
Underfunded retirement plans	224	216
Deferred income taxes	484	548
Deferred credits and other liabilities	439	462
Total liabilities	7,344	8,131

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,273	1,211
Retained earnings	28,686	28,173
Treasury common stock at cost. Shares: June 30, 2014 – 673,260,360; December 31, 2013 – 658,012,970	(20,722)	(19,790)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(512)	(528)
Total stockholders’ equity	10,466	10,807
Total liabilities and stockholders’ equity	$17,810	$18,938
See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
[Millions of dollars]

	For Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,170	$1,022
Adjustments to Net income:
Depreciation	426	449
Amortization of acquisition-related intangibles	161	170
Amortization of capitalized software	30	47
Stock-based compensation	155	150
Gains on sales of assets	(39)	(3)
Deferred income taxes	(57)	(14)
Increase (decrease) from changes in:
Accounts receivable	(314)	(272)
Inventories	(13)	37
Prepaid expenses and other current assets	(15)	(308)
Accounts payable and accrued expenses	(176)	(280)
Accrued compensation	(76)	(59)
Income taxes payable	(48)	144
Changes in funded status of retirement plans	41	52
Other	(8)	(100)
Cash flows from operating activities	1,237	1,035

Cash flows from investing activities:
Capital expenditures	(157)	(182)
Proceeds from asset sales	40	18
Purchases of short-term investments	(1,466)	(2,402)
Proceeds from short-term investments	2,079	2,883
Other	1	14
Cash flows from investing activities	497	331

Cash flows from financing activities:
Proceeds from issuance of long-term debt	498	986
Repayment of debt	(1,000)	(1,500)
Dividends paid	(648)	(541)
Stock repurchases	(1,463)	(1,400)
Proceeds from common stock transactions	408	797
Excess tax benefit from share-based payments	64	63
Other	(4)	(7)
Cash flows from financing activities	(2,145)	(1,602)

Net change in Cash and cash equivalents	(411)	(236)
Cash and cash equivalents at beginning of period	1,627	1,416
Cash and cash equivalents at end of period	$1,216	$1,180

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

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2014, and 2013, and the Consolidated Balance Sheet as of June 30, 2014, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2013. The results for the three-month and six-month periods are not necessarily indicative of a full year’s results.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended June 30, 2014			For Three Months Ended June 30, 2013
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$683			$660
Income allocated to RSUs	(10)			(11)
Income allocated to common stock for basic EPS calculation	$673	1,071	$.63	$649	1,103	$.59

Adjustment for dilutive shares:
Stock-based compensation plans		15			14

Diluted EPS:
Net income	$683			$660
Income allocated to RSUs	(10)			(11)
Income allocated to common stock for diluted EPS calculation	$673	1,086	$.62	$649	1,117	$.58

	For Six Months Ended June 30, 2014			For Six Months Ended June 30, 2013
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,170			$1,022
Income allocated to RSUs	(18)			(18)
Income allocated to common stock for basic EPS calculation	$1,152	1,076	$1.07	$1,004	1,105	$.91

Adjustment for dilutive shares:
Stock-based compensation plans		15			15

Diluted EPS:
Net income	$1,170			$1,022
Income allocated to RSUs	(18)			(18)
Income allocated to common stock for diluted EPS calculation	$1,152	1,091	$1.06	$1,004	1,120	$.90

Potentially dilutive securities representing 14 million and 13 million shares of common stock that were outstanding during the second quarters of 2014 and 2013, respectively, and 12 million and 23 million shares outstanding during the first six months of 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not significant at June 30, 2014. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 5. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are based on Level 2 inputs. See Note 5 for the definition of Level 2 inputs.

Changes in Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard raises the threshold for a disposal to qualify as a discontinued operation. Under the new guidance, only a disposal representing a strategic shift in operations that has or will have a major effect on an entity's operations and financial results, such as a disposal of a major geographic area or a major line of business, should be presented as discontinued operations. In addition, the new standard requires additional disclosures of both discontinued operations and certain other disposals that do not meet the revised definition of a discontinued operation. This standard is effective for annual and interim reporting periods beginning as of January 1, 2015. In the event that a future disposition meets the revised criteria, we expect that this standard will have an impact on the presentation of our financial statements and we will note the appropriate disclosures at that time.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. This standard is effective for annual and interim reporting periods beginning as of January 1, 2017. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

2.	Acquisition charges

We incurred various costs as a result of the 2011 acquisition of National that are included in Other, consistent with how management measures the performance of our segments. These acquisition charges are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of intangible assets	$79	$81	$159	$162
Stock-based compensation	3	3	6	6
Retention bonuses	—	2	—	3
Acquisition charges	$82	$86	$165	$171

Amortization of intangible assets resulting from the National acquisition is based on estimated useful lives. See Note 6 for additional information.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Stock-based compensation reflects awards to former National employees and is recognized over the applicable vesting period for the remaining grantees.

Retention bonuses reflect amounts paid to former National employees who fulfilled agreed-upon service period obligations and were recognized ratably over the required service period.

3.	Restructuring charges/other

Restructuring charges/other is comprised of the following components, all of which are recognized in Other:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013	Cumulative Since January 1, 2011
Restructuring charges by action:
2013 actions
Severance and benefits cost (a)	$(6)	$—	$21	$—	$70
Other exit costs	2	—	7	—	7
	(4)	—	28	—	77
2012 Wireless action
Severance and benefits cost (a)	—	26	(6)	30	269
Accelerated depreciation	—	3	—	6	9
Other exit costs	—	—	—	2	105
	—	29	(6)	38	383
Prior actions
Severance and benefits cost	—	1	—	1	119
Accelerated depreciation	—	—	1	5	29
Other exit costs	—	3	(1)	4	52
	—	4	—	10	200
Total restructuring charges	(4)	33	22	48	$660

Other:
Gains on sales of assets	(2)	—	(39)	—
Gain on technology transfer	—	(315)	—	(315)
Other	2	—	2	—
Restructuring charges/other	$(4)	$(282)	$(15)	$(267)

(a) Includes changes in estimates for the three and six months ended June 30, 2014.

2013 actions

In January 2014, we announced cost-saving actions in Embedded Processing and in Japan to reduce expenses and focus our investments on markets with greater potential for sustainable growth and strong long-term returns. We expect the actions to be completed by mid-2015. Cost reductions include the elimination of about 1,100 jobs worldwide. Through June 30, 2014, we have recognized $77 million in cumulative restructuring charges, consisting of $70 million for severance and related benefit costs and $7 million in other exit costs, with no further charges expected. As of June 30, 2014, $6 million has been paid to terminated employees for severance and benefits.

2012 Wireless action

In 2012, we announced a restructuring of our Wireless business to reduce expenses and focus our investments on markets with greater potential for sustainable growth and strong long-term returns. This action is now complete. We recognized $383 million in cumulative restructuring charges, including a $90 million impairment of goodwill. As of June 30, 2014, $216 million has been paid to terminated employees for severance and benefits.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Prior actions

In 2012, we announced closure of two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan. We recognized $200 million in cumulative restructuring charges related to these closures, completing both by the end of 2013. As of June 30, 2014, $101 million has been paid to terminated employees for severance and benefits.

As of June 30, 2014, and December 31, 2013, we carried immaterial liabilities related to actions commenced in 2008 and 2009.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2013 Actions		2012 Wireless Action	Prior Actions
	Severance and Benefits	Other Charges	Severance and Benefits	Severance and Benefits	Other Charges	Total
Remaining accrual at December 31, 2013	$49	$—	$95	$10	$7	$161
Restructuring charges (a)	21	7	(6)	—	—	22
Payments	(6)	—	(36)	(5)	(7)	(54)
Remaining accrual at June 30, 2014	$64	$7	$53	$5	$—	$129

(a) Includes changes in estimates for the six months ended June 30, 2014.

The accrual balances above are primarily a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

Other

Gains on sales of assets

During the first quarter of 2014, we completed the sale of our site in Nice, France. The planned shut-down of this site was part of our 2012 Wireless restructuring action. As a result of the sale, we recognized a gain of $30 million in the first quarter of 2014. We also recognized gains of $9 million on a year-to-date basis tied to the sales of other assets associated with our Houston and Hiji sites, with $2 million recognized in the second quarter of 2014.

Gain on technology transfer

During the second quarter of 2013, we recognized a gain of $315 million on a transfer of wireless connectivity technology to a customer.

4.	Income taxes

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The rate is based on current tax law and for 2014 does not assume reinstatement of the federal research tax credit, which expired at the end of 2013. As of June 30, 2014, the estimated annual effective tax rate for 2014 is about 28 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. The first-quarter 2013 tax provision included a $65 million discrete tax benefit from the reinstatement of the federal research tax credit retroactive to the beginning of 2012.

5.	Valuation of debt and equity investments and certain liabilities

Debt and equity investments

We classify our investments as available for sale, trading, equity method or cost method. Most of our investments are classified as available for sale.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

Details of our investments are as follows:

	June 30, 2014			December 31, 2013
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Measured at fair value:
Available-for-sale securities
Money market funds	$408	$—	$—	$500	$—	$—
Corporate obligations	80	287	—	123	217	—
U.S. Government agency and Treasury securities	495	1,301	—	787	1,985	—
Trading securities
Mutual funds	—	—	182	—	—	179
Total	983	1,588	182	1,410	2,202	179

Other measurement basis:
Equity-method investments	—	—	24	—	—	24
Cost-method investments	—	—	13	—	—	13
Cash on hand	233	—	—	217	—	—
Total	$1,216	$1,588	$219	$1,627	$2,202	$216

At June 30, 2014, and December 31, 2013, we had no significant unrealized gains or losses associated with our available-for-sale investments. We did not recognize any credit losses related to available-for-sale investments for the six months ended June 30, 2014, and 2013.

For the six months ended June 30, 2014, and 2013, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.08 billion and $2.88 billion, respectively. Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale at June 30, 2014:

Due	Fair Value
One year or less	$2,336
One to two years	235

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Gross realized gains and losses from sales of long-term investments were not significant for the six months ended June 30, 2014, and 2013. Other-than-temporary declines and impairments in the values of these investments recognized in OI&E were also not significant for the six months ended June 30, 2014, and 2013.

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

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014, and December 31, 2013. For these periods, we had no Level 3 assets or liabilities. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	June 30, 2014	Level 1	Level 2
Assets:
Money market funds	$408	$408	$—
Corporate obligations	367	—	367
U.S. Government agency and Treasury securities	1,796	1,370	426
Mutual funds	182	182	—
Total assets	$2,753	$1,960	$793

Liabilities:
Deferred compensation	$199	$199	$—
Total liabilities	$199	$199	$—

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Fair Value
	December 31, 2013	Level 1	Level 2
Assets:
Money market funds	$500	$500	$—
Corporate obligations	340	—	340
U.S. Government agency and Treasury securities	2,772	2,107	665
Mutual funds	179	179	—
Total assets	$3,791	$2,786	$1,005

Liabilities:
Deferred compensation	$197	$197	$—
Total liabilities	$197	$197	$—

6.	Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion net of accumulated impairment of $90 million as of June 30, 2014, and December 31, 2013. There was no impairment of goodwill during the six months ended June 30, 2014 and 2013.

Components of acquisition-related intangible assets are as follows:

		June 30, 2014			December 31, 2013
Acquisition-related Intangibles	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 - 10	$2,126	$604	$1,522	$2,157	$526	$1,631
Customer relationships	8	810	280	530	821	239	582
Other intangibles	5	4	2	2	5	3	2
In-process R&D	(a)	8	n/a	8	8	n/a	8
Total		$2,948	$886	$2,062	$2,991	$768	$2,223

(a) In-process R&D is not amortized until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it is expensed.

Amortization of acquisition-related intangibles was $80 million and $85 million for the three months ended and $161 million and $170 million for the six months ended June 30, 2014, and 2013, respectively, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

7.	Postretirement benefit plans

Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30,	2014	2013	2014	2013	2014	2013
Service cost	$5	$7	$1	$2	$10	$10
Interest cost	11	10	6	5	18	15
Expected return on plan assets	(11)	(12)	(5)	(6)	(22)	(16)
Amortization of prior service cost (credit)	—	—	1	1	—	(1)
Recognized net actuarial loss	7	5	2	3	7	7
Net periodic benefit costs	12	10	5	5	13	15

Settlement losses (a)	2	6	—	—	—	—
Curtailment gain	—	—	—	—	—	(3)
Total, including other postretirement (gains) losses	$14	$16	$5	$5	$13	$12

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30,	2014	2013	2014	2013	2014	2013
Service cost	$10	$14	$2	$3	$20	$20
Interest cost	22	21	11	10	35	31
Expected return on plan assets	(21)	(25)	(10)	(12)	(41)	(33)
Amortization of prior service cost (credit)	—	—	2	2	(1)	(2)
Recognized net actuarial loss	13	11	4	6	13	17
Net periodic benefit costs	24	21	9	9	26	33

Settlement losses (a)	3	13	—	—	—	—
Curtailment gain	—	—	—	—	—	(3)
Total, including other postretirement (gains) losses	$27	$34	$9	$9	$26	$30

(a) Includes non-restructuring and restructuring-related settlement losses.

In the second quarter of 2014, as a result of retirements, we remeasured our U.S. defined benefit plan. For the six months ended June 30, 2014, we recognized a settlement loss of $3 million.

In the second quarter of 2013, as a result of increased retirement activities, we remeasured our U.S. and Japan defined benefit plans. These remeasurements resulted in a net actuarial gain on a pre-tax basis of $65 million in Other comprehensive income. Of this gain, $17 million related to the U.S. plans and $48 million was for Japan. For the six months ended June 30, 2013, we also recognized a settlement loss of $13 million on our U.S. defined benefit plans and a $3 million curtailment gain related to Japan.

8.	Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of June 30, 2014, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2019. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of June 30, 2014, our credit facility was undrawn and we had no commercial paper outstanding.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Long-term debt

In March 2014, we issued an aggregate principal amount of $500 million of fixed-rate long-term debt, with $250 million due in 2017 and $250 million due in 2021. The proceeds of the offering were $498 million, net of the original issuance discount and were used toward the repayment of the $1.0 billion of debt that matured in May 2014. We incurred $3 million of issuance and other related costs, which are being amortized to Interest and debt expense over the term of the debt.

In May 2013, we issued an aggregate principal amount of $1.0 billion of fixed-rate long-term debt, with $500 million due in 2018 and $500 million due in 2023. We incurred $6 million of issuance and other related costs, which are being amortized to Interest and debt expense over the term of the debt. The proceeds of the offering were $986 million, net of the original issuance discount, and were used toward the repayment of $1.5 billion of maturing debt, including floating-rate notes. In connection with this repayment, we settled a floating-to-fixed interest rate swap associated with the maturing debt.

Long-term debt outstanding as of June 30, 2014, and December 31, 2013, is as follows:

	June 30, 2014	December 31, 2013
Notes due 2014 at 1.375%	$—	$1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250	250
Notes due 2015 at 0.45%	750	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2017 at 0.875%	250	—
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2021 at 2.75%	250	—
Notes due 2023 at 2.25%	500	500
	4,625	5,125
Net unamortized premium	23	33
Current portion of long-term debt	(254)	(1,000)
Long-term debt	$4,394	$4,158

Interest and debt expense was $24 million for the three months ended and $49 million and $47 million for the six months ended June 30, 2014, and 2013, respectively. This was net of the amortization of the debt premium and other debt issuance costs. Capitalized interest was not material.

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

Discontinued operations indemnity

In connection with the 2006 sale of the former Sensors & Controls (S&C) business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. In a settlement with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our total remaining potential exposure from both of these indemnities will not exceed $200 million. As of June 30, 2014, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

10.	Supplemental financial information

Prepaid Expenses and Other Current Assets

	June 30, 2014	December 31, 2013
Prepaid taxes on intercompany inventory profits	$736	$667
Assets held for sale (a)	78	—
Other prepaid expenses and current assets	178	196
Prepaid expenses and other current assets	$992	$863

(a)
As of June 30, 2014, we had excess assets in various locations, with an aggregate carrying value of $78 million, which met the criteria to be considered held for sale and were included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. Prior to the reclassification in the first quarter of 2014, the comparable carrying amount of these assets as of December 31, 2013, of $81 million was in Property, plant and equipment, net. Assets considered held for sale are no longer being depreciated. We expect the sales transactions applicable to these assets to be completed within the next year and any resulting gain on such sales will be recognized on the Restructuring charges/other line of our Consolidated Statements of Income in Other.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, recognized within Net income

Our Consolidated Statements of Comprehensive Income include items which have been recognized within Net income during the periods ended June 30, 2014 and 2013. The table below details where these transactions are recorded on the Consolidated Statements of Income.

	For Three Months Ended June 30,		For Six Months Ended June 30,		Impact to Related Statement of Income Line
Details About AOCI Components	2014	2013	2014	2013
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$18	$21	$33	$47	Increase to Pension expense (b)
Tax effect	(7)	(5)	(12)	(14)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$11	$16	$21	$33	Decrease to Net income

Prior service cost of defined benefit plans:
Amortization of prior service cost (credit) and Curtailment gain (a)	$1	$(3)	$1	$(3)	Increase (decrease) to Pension expense (b)
Tax effect	—	1	—	1	Increase to Provision for income taxes
Recognized within Net income, net of taxes	$1	$(2)	$1	$(2)	Decrease (increase) to Net income

Derivative instruments:
Amortization of treasury rate locks	$1	$—	$1	$1	Increase to Interest and debt expense
Tax effect	—	—	—	—	No change to Provision for income taxes
Recognized within Net income, net of taxes	$1	$—	$1	$1	Decrease to Net income

(a) Detailed in Note 7.

(b) Pension expense is included in the computation of total employee benefit cost, which is allocated to COR, R&D, SG&A and Restructuring charges/other in the Consolidated Statements of Income.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

11.	Segment data

See Note 1 for a detailed description of our reportable segments.

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Segment Revenue:
Analog	$1,995	$1,745	$3,832	$3,393
Embedded Processing	703	618	1,359	1,178
Other	594	684	1,084	1,361
Total revenue	$3,292	$3,047	$6,275	$5,932

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Segment Operating Profit:
Analog	$664	$416	$1,162	$716
Embedded Processing	104	54	156	61
Other	214	436	354	524
Total operating profit	$982	$906	$1,672	$1,301

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
Results of operations
Our second-quarter 2014 revenue was $3.29 billion, net income was $683 million and earnings per share (EPS) were $0.62.
Revenue for the quarter came in just above the middle of our expected range and earnings were near the top of the range, marking another quarter of solid execution. We delivered 8 percent year-over-year revenue growth, or 13 percent when legacy wireless revenue is excluded. Analog and Embedded Processing comprised 82 percent of second-quarter revenue, 4 points higher than a year ago. Gross margin was 57.1 percent, a new record, reflecting the quality of our Analog and Embedded Processing portfolio and the efficiency of our manufacturing strategy.

The strength of our business model is reflected in our generation of cash flow from operations. Free cash flow for the trailing twelve-month period was up 10 percent from a year ago to $3.2 billion, or 25 percent of revenue. This is consistent with our target of 20-30 percent. We returned $4.2 billion to shareholders in the past twelve months through dividends paid and stock repurchases. Our strategy to return to shareholders all free cash flow not needed for net debt retirement, and to return proceeds from exercises of equity compensation, reflects our confidence in the long-term sustainability of our business model.

Our balance sheet remains strong, with $2.8 billion of cash and short-term investments at the end of the quarter, 82 percent of which was owned by the company’s U.S. entities. Inventory days were 111 at the end of the quarter, consistent with our model of 105-115 days.

Free cash flow and revenue excluding legacy wireless are non-GAAP financial measures. For reconciliation to GAAP and an explanation for the purpose of providing these non-GAAP measures, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Summary of Selected Financial Data
(Millions of dollars, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$3,292	$3,047	$6,275	$5,932
Gross profit	1,881	1,570	3,488	2,944
Research and development (R&D)	349	389	715	808
Selling, general and administrative (SG&A)	472	471	951	931
Acquisition charges	82	86	165	171
Restructuring charges/other	(4)	(282)	(15)	(267)
Operating profit	982	906	1,672	1,301
Net income	$683	$660	$1,170	$1,022

Diluted earnings per common share	$.62	$.58	$1.06	$.90

Percentage of revenue:
Gross profit	57.1%	51.5%	55.6%	49.6%
R&D	10.6%	12.8%	11.4%	13.6%
SG&A	14.3%	15.5%	15.2%	15.7%
Operating profit	29.8%	29.7%	26.6%	21.9%

Our exit from legacy wireless products and the elimination (effective January 1, 2013) of the Wireless segment resulted in changes to our corporate-level expense allocations, which negatively affected Analog and Embedded Processing profitability in the year ended December 31, 2013. We expect a similar, although less significant, effect through the end of 2014. We allocate our corporate-level expenses, which are largely fixed, among our product lines in proportion to the operating expenses directly generated by them. Because we stopped investing in legacy wireless products, the corporate-level expenses allocated to them were proportionately lower, and the corporate-level expenses allocated to the remaining product lines were proportionately higher. This allocation change affects the profitability of each of our segments, but does not impact operating expense or profitability trends at the consolidated level.
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
Second-quarter 2014 compared with second-quarter 2013
Revenue for the second quarter of 2014 was $3.29 billion, an increase of $245 million, or 8 percent, from the year-ago quarter primarily due to higher revenue from Analog and Embedded Processing, which more than offset lower revenue from our legacy wireless products.  Analog and Embedded Processing comprised 82 percent of second-quarter 2014 revenue compared with 78 percent in the year-ago quarter.
Gross profit was $1.88 billion, or 57.1 percent of revenue, an increase of $311 million from the year-ago quarter due to, in decreasing order, higher revenue, improved manufacturing costs and utilization, and a more favorable mix of products shipped. Underutilization expense in the second quarter of 2014 was about $55 million compared with about $100 million in the year-ago quarter.
Operating expenses were $349 million for R&D and $472 million for SG&A. R&D expense decreased $40 million, or 10 percent, from the year-ago quarter due to savings from the wind-down of our legacy wireless products and, to a lesser extent, continued cost discipline across the company. SG&A expense was about even with the year-ago quarter as savings from continued cost discipline and our legacy wireless wind-down were offset by higher variable compensation costs.

Acquisition charges associated with our 2011 acquisition of National are recorded in Other and were $82 million in the current quarter compared with $86 million in the year-ago quarter. These Acquisition charges were from the ongoing amortization of intangible assets. See Note 2 to the financial statements for detailed information.
Restructuring charges/other was a net credit of $4 million compared with a net credit of $282 million in the year-ago quarter, which included a gain of $315 million from the transfer of wireless connectivity technology to a customer. These items are included in Other. For details on restructuring actions, see the Restructuring actions section of this MD&A and Note 3 to the financial statements.
Operating profit was $982 million, or 29.8 percent of revenue, compared with $906 million, or 29.7 percent of revenue, in the year-ago quarter.
Quarterly income taxes are calculated using the estimated annual effective tax rate. At the end of the second quarter, our estimated annual effective tax rate for 2014 is about 28 percent. The tax rate is based on current tax law and does not include the effect of the federal research tax credit, which expired at the end of 2013. Our annual effective tax rate benefits from lower tax rates (compared to the U.S. statutory rate) applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.  These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions. See Note 4 to the financial statements for additional information.
For the second quarter of 2014, our tax provision was $278 million compared with $222 million in the year-ago quarter. The increase was primarily due to an increase in income before income taxes, and to a lesser extent, the expiration of the federal research tax credit at the end of 2013.
Net income was $683 million compared with $660 million in the year-ago quarter.  EPS was $0.62 compared with $0.58 in the year-ago quarter.
Second-quarter 2014 segment results
Our segment results compared with the year-ago quarter are as follows:

Analog

	2Q14	2Q13	Change
Revenue	$1,995	$1,745	14%
Operating profit	664	416	60%
Operating profit % of revenue	33.3%	23.8%

Analog revenue increased primarily due to increased revenue from Power. Also contributing to the increase were, in decreasing order, HPA, HVAL and SVA. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing

	2Q14	2Q13	Change
Revenue	$703	$618	14%
Operating profit	104	54	93%
Operating profit % of revenue	14.8%	8.8%

Embedded Processing revenue increased primarily due to about equal increases in revenue from Processors and Microcontrollers. Processor revenue increased due to a more favorable mix of products shipped. Revenue from Connectivity also increased, but to a lesser extent. Operating profit increased due to higher revenue and associated gross profit.

Other

	2Q14	2Q13	Change
Revenue	$594	$684	-13%
Operating profit*	214	436	-51%
Operating profit % of revenue	36.0%	63.7%

*Includes Acquisition charges and Restructuring charges/other

Other revenue decreased due to lower revenue from legacy wireless products. Operating profit decreased due to the non-recurrence of the gain on the technology transfer, partially offset by lower operating expenses resulting from the legacy wireless wind-down.

First six months of 2014 compared with first six months of 2013
For the first six months of 2014, we report the following:
Revenue was $6.27 billion, an increase of $343 million, or 6 percent, primarily due to higher revenue from Analog and Embedded Processing, which more than offset lower revenue from legacy wireless products. Analog and Embedded Processing comprised 83 percent of revenue compared with 77 percent in the year-ago period.
Gross profit was $3.49 billion, an increase of $544 million, or 18 percent, due to, in decreasing order, higher revenue, improved manufacturing costs and utilization, and a more favorable mix of products shipped. Underutilization expense was about $160 million compared with about $250 million in the year-ago period.
R&D expense of $715 million decreased $93 million, or 12 percent, due to savings from the wind-down of our legacy wireless products and, to a lesser extent, continued cost discipline across the company. SG&A expense was $951 million, an increase of 2 percent, as higher variable compensation costs were partially offset by savings from the legacy wireless wind-down and continued cost discipline.
Acquisition charges were $165 million compared with $171 million in the year-ago period. These Acquisition charges were from the ongoing amortization of intangible assets. See Note 2 to the financial statements for detailed information.
Restructuring charges/other was a net credit of $15 million compared with a net credit of $267 million in the year-ago period. The 2014 net credit included gains of $39 million from asset sales partially offset by restructuring charges. The net credit in 2013 included the $315 million gain from the technology transfer partially offset by restructuring charges. See the Restructuring actions section of this MD&A and Note 3 to the financial statements for detailed information.
Operating profit was $1.67 billion, or 26.6 percent of revenue, compared with $1.30 billion, or 21.9 percent of revenue, in the year-ago period.
The tax provision was $462 million compared with $234 million in the year-ago period. The increase was due to higher income before income taxes and the impact of the federal research tax credit, which included a $65 million discrete tax benefit in the first quarter of 2013. The federal research tax credit expired at the end of 2013. See Note 4 to the financial statements for additional information.
Net income was $1.17 billion compared with $1.02 billion in the year-ago period. EPS was $1.06 compared with $0.90 in the year-ago period.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2014	YTD 2013	Change
Revenue	$3,832	$3,393	13%
Operating profit	1,162	716	62%
Operating profit % of revenue	30.3%	21.1%

Analog revenue increased primarily due to higher revenue from Power and, to a lesser extent, HPA. HVAL and SVA also contributed to the increase in about equal amounts. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing

	YTD 2014	YTD 2013	Change
Revenue	$1,359	$1,178	15%
Operating profit	156	61	156%
Operating profit % of revenue	11.5%	5.2%

Embedded Processing revenue increased primarily due to higher revenue from Microcontrollers and, to a lesser extent, Processors. Revenue from Processors increased due to a more favorable mix of products shipped. Connectivity revenue also increased, but to a lesser extent. Operating profit increased due to higher revenue and associated gross profit.
Other

	YTD 2014	YTD 2013	Change
Revenue	$1,084	$1,361	-20%
Operating profit*	354	524	-32%
Operating profit % of revenue	32.7%	38.5%

*Includes Acquisition charges and Restructuring charges/other

Other revenue decreased due to lower revenue from legacy wireless products. Operating profit decreased primarily due to the non-recurrence of the gain on the technology transfer partially offset by lower operating expenses resulting from the legacy wireless wind-down.
Restructuring actions
We periodically undertake restructuring actions to focus our investments on opportunities that have the best potential for sustainable growth and returns. In January 2014, we announced cost-saving actions in Embedded Processing and in Japan to focus on markets with greater potential for sustainable growth and strong long-term returns. Cost reductions from these actions include the elimination of about 1,100 jobs worldwide. We expect annualized savings of about $130 million by the end of 2014, and the actions to be completed by mid-2015. Additionally, in 2012 we announced a restructuring of our Wireless business and closure of two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan. Both of these actions were completed in 2013.

Restructuring charges in the second quarter of 2014 were a net credit of $4 million, which primarily resulted from a $6 million change in estimate for severance and related benefit costs associated with the Embedded Processing action. Restructuring charges of $33 million in the second quarter of 2013 included $29 million associated with the 2012 Wireless action and $4 million associated with the actions to close the manufacturing facilities in Houston, Texas, and Hiji, Japan. Together, these charges consisted of $27 million of severance and benefit costs, $3 million of accelerated depreciation of the facilities’ assets and $3 million of other exit costs.

For the first six months of 2014, restructuring charges were $22 million, consisting of a charge of $28 million associated with the 2013 actions in Embedded Processing and in Japan and a credit of $6 million associated with a change in estimate for the 2012 Wireless action. Together, these charges consisted of $15 million of severance and benefit costs, $6 million of other exit costs and $1 million of accelerated depreciation. This compares with restructuring charges in the first six months of 2013 of $48 million, which included $38 million associated with the 2012 Wireless action and $10 million associated with the actions to close the manufacturing facilities. Together, these charges consisted of $31 million of severance and benefit costs, $11 million of accelerated depreciation and $6 million of other exit costs.
See Note 3 to the financial statements for details on the costs relating to each restructuring action.

Financial condition

At the end of the second quarter of 2014, total cash (Cash and cash equivalents plus Short-term investments) was $2.80 billion, with 82 percent owned by our U.S. entities.

Accounts receivable were $1.53 billion at the end of the second quarter. This was an increase of $324 million from the end of 2013 as a result of higher revenue at the end of the second quarter compared with the end of the year. Days sales outstanding were 42 at the end of the second quarter compared with 36 at the end of 2013.
Inventory was $1.74 billion at the end of the second quarter, an increase of $13 million from the end of 2013. Days of inventory at the end of the second quarter were 111 compared with 112 at the end of 2013, consistent with our target range of 105 to 115 days.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are our Cash and cash equivalents, Short-term investments and revolving credit facilities. Cash flows from operating activities for the first six months of 2014 was $1.24 billion, an increase of $202 million from the year-ago period, primarily due to higher net income.
We had $1.22 billion of Cash and cash equivalents and $1.59 billion of Short-term investments as of June 30, 2014.
We have a variable-rate revolving credit facility with a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2019. This credit facility also serves as support for the issuance of commercial paper. As of June 30, 2014, our credit facility was undrawn and we had no commercial paper outstanding.
For the first six months of 2014, investing activities provided cash of $497 million compared with $331 million in the year-ago period. Proceeds from sales of short-term investments, net of purchases, provided cash of $613 million compared with $481 million in the year-ago period. Capital expenditures in the first six months of 2014 totaled $157 million compared with $182 million in the year-ago period. These expenditures were primarily for semiconductor manufacturing equipment. We also received $40 million of cash proceeds from sales of assets in the first six months of 2014 compared with $18 million in the year-ago period.
Net cash used in financing activities was $2.15 billion for the first six months of 2014 compared with $1.60 billion in the year-ago period. In March 2014, we issued $500 million principal amount of debt, receiving net proceeds of $498 million. This compares with May 2013, when we issued $1.0 billion principal amount of debt, receiving net proceeds of $986 million. We used the net proceeds from these issuances to repay maturing debt of $1.0 billion in the first six months of 2014 and $1.5 billion in the year-ago period. In the first six months of 2014, we paid dividends of $648 million compared with $541 million in the year-ago period, a result of a higher dividend rate. We also used $1.46 billion in the first six months of 2014 to repurchase 32.8 million shares of our common stock. In the same period last year we used $1.40 billion to repurchase 40.6 million shares of our common stock. Employee exercises of stock options are also reflected in cash from financing activities. In the first six months of 2014, these exercises provided cash proceeds of $408 million compared with $797 million in the year-ago period. See Note 8 for detailed information on debt outstanding.
We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
Non-GAAP financial information

Revenue excluding legacy wireless

This MD&A includes a reference to TI’s revenue excluding legacy wireless product revenue. We believe this measure, which was not prepared in accordance with generally accepted accounting principles in the United States (GAAP) and is supplemental to the comparable GAAP measure, provides investors with insight into our underlying business results.
Reconciliation to the most directly comparable GAAP measure is provided in the table below.

	For Three Months Ended June 30,
	2014	2013	Change

Revenue (GAAP)	$3,292	$3,047	8%
Legacy wireless revenue	(5)	(148)
TI Revenue less legacy wireless revenue (non-GAAP)	$3,287	$2,899	13%

Free cash flow and associated ratios

This MD&A also includes references to free cash flow and ratios based on that measure. These are financial measures that were not prepared in accordance with GAAP. Free cash flow was calculated by subtracting Capital expenditures from the most directly comparable GAAP measure, Cash flows from operating activities (also referred to as cash flow from operations).
We believe that free cash flow and the associated ratios provide insight into our liquidity, our cash-generating capability and the amount of cash potentially available to return to investors, as well as insight into our financial performance. These non-GAAP measures are supplemental to the comparable GAAP measures.
Reconciliation to the most directly comparable GAAP-based measures is provided in the table below.

	For Twelve Months Ended June 30,
	2014	2013	Change

Revenue	$12,547	$12,301

Cash flow from operations (GAAP)	$3,587	$3,323	8%
Capital expenditures	(388)	(427)
Free cash flow (non-GAAP)	$3,199	$2,896	10%

Cash flow from operations as a percent of revenue (GAAP)	29%
Free cash flow as a percent of revenue (non-GAAP)	25%
Long-term contractual obligations
In addition to the long-term debt obligations described in the long-term contractual obligations chart on page 47 of Exhibit 13 to our Form 10-K for the year ended December 31, 2013: in March 2014 we issued $250 million principal amount of 0.875% notes maturing in 2017 and $250 million principal amount of 2.750% notes maturing in 2021, and in May 2014 we repaid $1.0 billion of debt that was maturing.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2014 through April 30, 2014	7,804,211		$46.26	7,804,211		$4.92 billion
May 1, 2014 through May 31, 2014	8,362,333		45.73	8,362,333		$4.54 billion
June 1, 2014 through June 30, 2014	—		—	—		$4.54 billion
Total	16,166,544	(2)	$45.99	16,166,544	(2)	$4.54 billion	(3)

(1)
All purchases during the quarter were made either under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced on September 16, 2010 (of which approximately $280 million was available on April 1, 2014) or under the $5.0 billion authorization announced on February 21, 2013.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of June 30, 2014, this amount consisted of the remaining portion of the $5.0 billion authorized in February 2013. No expiration date has been specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
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

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	July 31, 2014