Form 10-Q
period 2014-09-30
TEXAS INSTRUMENTS INC
filed 2014-10-31
CIK 97476

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

For the quarterly period ended September 30, 2014

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

1,056,299,947
Number of shares of Registrant's common stock outstanding as of
September 30, 2014

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Statements of Income
[Millions of dollars, except share and per-share amounts]

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$3,501	$3,244	$9,776	$9,177
Cost of revenue (COR)	1,457	1,465	4,244	4,453
Gross profit	2,044	1,779	5,532	4,724
Research and development (R&D)	332	368	1,047	1,176
Selling, general and administrative (SG&A)	463	465	1,414	1,397
Acquisition charges	83	86	248	257
Restructuring charges/other	(9)	16	(24)	(251)
Operating profit	1,175	844	2,847	2,145
Other income (expense), net (OI&E)	3	(4)	12	(2)
Interest and debt expense	23	24	72	71
Income before income taxes	1,155	816	2,787	2,072
Provision for income taxes	329	187	791	421
Net income	$826	$629	$1,996	$1,651

Earnings per common share:
Basic	$.77	$.56	$1.84	$1.47
Diluted	$.76	$.56	$1.81	$1.45

Average shares outstanding (millions):
Basic	1,060	1,096	1,070	1,102
Diluted	1,074	1,111	1,085	1,117

Cash dividends declared per share of common stock	$.30	$.28	$.90	$.77

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
[Millions of dollars]

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$826	$629	$1,996	$1,651
Other comprehensive income (loss), net of taxes
Net actuarial gains (losses) of defined benefit plans:
Adjustment	28	6	21	86
Recognized within Net income	17	13	38	46
Prior service cost of defined benefit plans:
Adjustment	—	—	—	(2)
Recognized within Net income	(1)	(1)	—	(3)
Derivative instruments:
Change in fair value	—	—	—	(1)
Recognized within Net income	—	—	1	1
Other comprehensive income (loss)	44	18	60	127
Total comprehensive income	$870	$647	$2,056	$1,778

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets
[Millions of dollars, except share amounts]

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,306	$1,627
Short-term investments	1,880	2,202
Accounts receivable, net of allowances of ($15) and ($22)	1,477	1,203
Raw materials	97	102
Work in process	905	919
Finished goods	749	710
Inventories	1,751	1,731
Deferred income taxes	378	393
Prepaid expenses and other current assets	964	863
Total current assets	7,756	8,019
Property, plant and equipment at cost	6,393	6,556
Accumulated depreciation	(3,463)	(3,157)
Property, plant and equipment, net	2,930	3,399
Long-term investments	219	216
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,982	2,223
Deferred income taxes	177	207
Capitalized software licenses, net	93	118
Overfunded retirement plans	135	130
Other assets	246	264
Total assets	$17,900	$18,938

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,002	$1,000
Accounts payable	393	422
Accrued compensation	613	554
Income taxes payable	106	119
Deferred income taxes	2	1
Accrued expenses and other liabilities	527	651
Total current liabilities	2,643	2,747
Long-term debt	3,643	4,158
Underfunded retirement plans	222	216
Deferred income taxes	450	548
Deferred credits and other liabilities	471	462
Total liabilities	7,429	8,131

Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,314	1,211
Retained earnings	29,189	28,173
Treasury common stock at cost. Shares: September 30, 2014 – 684,515,992; December 31, 2013 – 658,012,970	(21,305)	(19,790)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(468)	(528)
Total stockholders’ equity	10,471	10,807
Total liabilities and stockholders’ equity	$17,900	$18,938
See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
[Millions of dollars]

	For Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,996	$1,651
Adjustments to Net income:
Depreciation	639	666
Amortization of acquisition-related intangibles	241	253
Amortization of capitalized software	45	65
Stock-based compensation	217	221
Gains on sales of assets	(44)	(6)
Deferred income taxes	(84)	(2)
Increase (decrease) from changes in:
Accounts receivable	(272)	(302)
Inventories	(20)	31
Prepaid expenses and other current assets	81	(61)
Accounts payable and accrued expenses	(224)	(297)
Accrued compensation	51	37
Income taxes payable	(90)	(29)
Changes in funded status of retirement plans	73	82
Other	11	(124)
Cash flows from operating activities	2,620	2,185

Cash flows from investing activities:
Capital expenditures	(260)	(305)
Proceeds from asset sales	46	21
Purchases of short-term investments	(2,170)	(3,177)
Proceeds from short-term investments	2,491	3,564
Other	7	17
Cash flows from investing activities	114	120

Cash flows from financing activities:
Proceeds from issuance of long-term debt	498	986
Repayment of debt	(1,000)	(1,500)
Dividends paid	(967)	(849)
Stock repurchases	(2,133)	(2,134)
Proceeds from common stock transactions	476	1,146
Excess tax benefit from share-based payments	75	72
Other	(4)	(7)
Cash flows from financing activities	(3,055)	(2,286)

Net change in Cash and cash equivalents	(321)	19
Cash and cash equivalents at beginning of period	1,627	1,416
Cash and cash equivalents at end of period	$1,306	$1,435

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

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2014, and 2013, and the Consolidated Balance Sheet as of September 30, 2014, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2013. The results for the three-month and nine-month periods are not necessarily indicative of a full year’s results.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended September 30, 2014			For Three Months Ended September 30, 2013
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$826			$629
Income allocated to RSUs	(13)			(11)
Income allocated to common stock for basic EPS calculation	$813	1,060	$.77	$618	1,096	$.56

Adjustment for dilutive shares:
Stock-based compensation plans		14			15

Diluted EPS:
Net income	$826			$629
Income allocated to RSUs	(13)			(11)
Income allocated to common stock for diluted EPS calculation	$813	1,074	$.76	$618	1,111	$.56

	For Nine Months Ended September 30, 2014			For Nine Months Ended September 30, 2013
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,996			$1,651
Income allocated to RSUs	(31)			(29)
Income allocated to common stock for basic EPS calculation	$1,965	1,070	$1.84	$1,622	1,102	$1.47

Adjustment for dilutive shares:
Stock-based compensation plans		15			15

Diluted EPS:
Net income	$1,996			$1,651
Income allocated to RSUs	(31)			(28)
Income allocated to common stock for diluted EPS calculation	$1,965	1,085	$1.81	$1,623	1,117	$1.45

Potentially dilutive securities representing 11 million shares of common stock that were outstanding during both the third quarter and first nine months of 2014 were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive. There were no potentially dilutive securities excluded from the computation of diluted earnings per common share during the third quarter and the first nine months of 2013.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not significant at September 30, 2014. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 5. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates its fair value as measured using broker-dealer quotes, which are based on Level 2 inputs. See Note 5 for the definition of Level 2 inputs.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016.  We are currently evaluating this new standard and expect it to have no impact on our financial position and results of operations.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

2.	Acquisition charges

We incurred various costs as a result of the 2011 acquisition of National that are included in Other for segment reporting purposes, consistent with how management measures the performance of our segments. These acquisition charges are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of intangible assets	$80	$81	$239	$244
Stock-based compensation	3	3	9	8
Retention bonuses	—	2	—	5
Acquisition charges	$83	$86	$248	$257

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

3.	Restructuring charges/other

Restructuring charges/other is comprised of the following components, all of which are recognized in Other for segment reporting purposes:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013	Cumulative Since January 1, 2011
Restructuring charges by action:
2013 actions
Severance and benefits cost (a)	$(3)	$—	$18	$—	$67
Other exit costs	—	—	7	—	7
	(3)	—	25	—	74
2012 Wireless action
Severance and benefits cost (a)	—	—	(6)	30	269
Accelerated depreciation	—	—	—	6	9
Other exit costs	—	—	—	2	105
	—	—	(6)	38	383
Prior actions
Severance and benefits cost	—	2	—	3	119
Accelerated depreciation	—	—	1	5	29
Other exit costs (a)	—	14	(1)	18	52
	—	16	—	26	200
Total restructuring charges	(3)	16	19	64	$657

Other:
Gains on sales of assets	(8)	—	(47)	—
Gain on technology transfer	—	—	—	(315)
Other	2	—	4	—
Restructuring charges/other	$(9)	$16	$(24)	$(251)

(a) Includes changes in estimates for the three and nine months ended September 30, 2014.

2013 actions

In January 2014, we announced cost-saving actions in Embedded Processing and in Japan to reduce expenses and focus our investments on markets with greater potential for sustainable growth and strong long-term returns. We expect the actions to be completed by mid-2015. Cost reductions include the elimination of about 1,100 jobs worldwide. Through September 30, 2014, we have recognized $74 million in cumulative restructuring charges, with no further material charges expected. As of September 30, 2014, $36 million has been paid to terminated employees for severance and benefits.

2012 Wireless action

In 2012, we announced a restructuring of our Wireless business to reduce expenses and focus our investments on markets with greater potential for sustainable growth and strong long-term returns. This action is now complete. We recognized $383 million in cumulative restructuring charges, including a $90 million impairment of goodwill. As of September 30, 2014, $241 million has been paid to terminated employees for severance and benefits.

Prior actions

In 2012, we announced closure of two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan. We recognized $200 million in cumulative restructuring charges related to these closures, completing both by the end of 2013. As of September 30, 2014, $102 million has been paid to terminated employees for severance and benefits.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

As of September 30, 2014, and December 31, 2013, we carried immaterial liabilities related to actions commenced in 2008 and 2009.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2013 Actions		2012 Wireless Action	Prior Actions
	Severance and Benefits	Other Charges	Severance and Benefits	Severance and Benefits	Other Charges	Total
Remaining accrual at December 31, 2013	$49	$—	$95	$10	$7	$161
Restructuring charges	18	7	(6)	—	—	19
Payments	(36)	—	(61)	(6)	(7)	(110)
Remaining accrual at September 30, 2014	$31	$7	$28	$4	$—	$70

The accrual balances above are primarily a component of Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

Other

Gains on sales of assets

During the first quarter of 2014, we completed the sale of our site in Nice, France. The planned shut-down of this site was part of our 2012 Wireless restructuring action. As a result of the sale, we recognized a gain of $30 million in the first quarter of 2014. We also recognized gains of $17 million on a year-to-date basis tied to the sales of other assets associated primarily with our Houston and Hiji manufacturing facilities, with $8 million recognized in the third quarter of 2014.

Gain on technology transfer

During the second quarter of 2013, we recognized a gain of $315 million on a transfer of wireless connectivity technology to a customer.

4.	Income taxes

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The rate is based on current tax law and for 2014 does not assume reinstatement of the federal research tax credit, which expired at the end of 2013. As of September 30, 2014, the estimated annual effective tax rate for 2014 is about 28 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. The first-quarter 2013 tax provision included a $65 million discrete tax benefit from the reinstatement of the federal research tax credit retroactive to the beginning of 2012.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

Details of our investments are as follows:

	September 30, 2014			December 31, 2013
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Measured at fair value:
Available-for-sale securities
Money market funds	$364	$—	$—	$500	$—	$—
Corporate obligations	90	345	—	123	217	—
U.S. Government agency and Treasury securities	625	1,535	—	787	1,985	—
Trading securities
Mutual funds	—	—	180	—	—	179
Total	1,079	1,880	180	1,410	2,202	179

Other measurement basis:
Equity-method investments	—	—	27	—	—	24
Cost-method investments	—	—	12	—	—	13
Cash on hand	227	—	—	217	—	—
Total	$1,306	$1,880	$219	$1,627	$2,202	$216

At September 30, 2014, and December 31, 2013, we had no significant unrealized gains or losses associated with our available-for-sale investments. We did not recognize any credit losses related to available-for-sale investments for the nine months ended September 30, 2014, and 2013.

For the nine months ended September 30, 2014, and 2013, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.49 billion and $3.56 billion, respectively. Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale at September 30, 2014:

Due	Fair Value
One year or less	$2,759
One to two years	200

Gross realized gains and losses from sales of long-term investments were not significant for the nine months ended September 30, 2014, and 2013. Other-than-temporary declines and impairments in the values of these investments recognized in OI&E were also not significant for the nine months ended September 30, 2014, and 2013.

Fair-value considerations

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014, and December 31, 2013. For these periods, we had no Level 3 assets or liabilities. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	September 30, 2014	Level 1	Level 2
Assets:
Money market funds	$364	$364	$—
Corporate obligations	435	—	435
U.S. Government agency and Treasury securities	2,160	1,595	565
Mutual funds	180	180	—
Total assets	$3,139	$2,139	$1,000

Liabilities:
Deferred compensation	$196	$196	$—
Total liabilities	$196	$196	$—

	Fair Value
	December 31, 2013	Level 1	Level 2
Assets:
Money market funds	$500	$500	$—
Corporate obligations	340	—	340
U.S. Government agency and Treasury securities	2,772	2,107	665
Mutual funds	179	179	—
Total assets	$3,791	$2,786	$1,005

Liabilities:
Deferred compensation	$197	$197	$—
Total liabilities	$197	$197	$—

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

6.	Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion net of accumulated impairment of $90 million as of September 30, 2014, and December 31, 2013. There was no impairment of goodwill during the nine months ended September 30, 2014 and 2013.

Components of acquisition-related intangible assets are as follows:

		September 30, 2014			December 31, 2013
Acquisition-related Intangibles	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 - 10	$2,128	$659	$1,469	$2,157	$526	$1,631
Customer relationships	8	810	305	505	821	239	582
Other intangibles	5	3	2	1	5	3	2
In-process R&D	(a)	7	n/a	7	8	n/a	8
Total		$2,948	$966	$1,982	$2,991	$768	$2,223

(a) In-process R&D is not amortized until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it is expensed.

Amortization of acquisition-related intangibles was $80 million and $83 million for the three months ended and $241 million and $253 million for the nine months ended September 30, 2014, and 2013, respectively, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

7.	Postretirement benefit plans

Components of net periodic employee benefit cost are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2014	2013	2014	2013	2014	2013
Service cost	$6	$6	$1	$1	$9	$9
Interest cost	11	12	6	5	17	15
Expected return on plan assets	(10)	(11)	(5)	(6)	(21)	(17)
Amortization of prior service cost (credit)	—	—	1	1	—	(1)
Recognized net actuarial loss	6	5	1	3	6	7
Net periodic benefit costs	13	12	4	4	11	13

Settlement losses (a)	11	5	—	—	1	4
Curtailment gain	—	—	—	—	(2)	(2)
Total, including other postretirement (gains) losses	$24	$17	$4	$4	$10	$15

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2014	2013	2014	2013	2014	2013
Service cost	$16	$20	$3	$4	$29	$29
Interest cost	33	33	17	15	52	46
Expected return on plan assets	(31)	(36)	(15)	(18)	(62)	(50)
Amortization of prior service cost (credit)	—	—	3	3	(1)	(3)
Recognized net actuarial loss	19	16	5	9	19	24
Net periodic benefit costs	37	33	13	13	37	46

Settlement losses (a)	14	18	—	—	1	4
Curtailment gain	—	—	—	—	(2)	(5)
Total, including other postretirement (gains) losses	$51	$51	$13	$13	$36	$45

(a) Includes non-restructuring and restructuring-related settlement losses.

In the first nine months of 2014, as a result of increased retirement activities, we remeasured our U.S. and Japan defined benefit plans. These remeasurements resulted in a net actuarial gain on a pre-tax basis of $12 million in Other comprehensive income. A gain of $17 million related to Japan was partially offset by a loss of $5 million related to the U.S. plans. For the nine months ended September 30, 2014, we also recognized settlement losses of $15 million related to our U.S. and Japan defined benefit plans, with a $2 million curtailment gain also related to Japan.

In the first nine months of 2013, as a result of increased retirement activities, we remeasured our U.S. and Japan defined benefit plans. These remeasurements resulted in a net actuarial gain on a pre-tax basis of $79 million in Other comprehensive income. Of this gain, $24 million related to the U.S. plans and $55 million was for Japan. For the nine months ended September 30, 2013, we also recognized settlement losses of $22 million on our U.S. and Japan defined benefit plans, with a $5 million curtailment gain also related to Japan.

The effects of these remeasurements and the effects of foreign currency exchange rate fluctuations are reflected in AOCI and in our Overfunded retirement plans and Underfunded retirement plans on our Consolidated Balance Sheets.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

8.	Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of September 30, 2014, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2019. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of September 30, 2014, our credit facility was undrawn and we had no commercial paper outstanding.

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

Long-term debt outstanding as of September 30, 2014, and December 31, 2013, is as follows:

	September 30, 2014	December 31, 2013
Notes due 2014 at 1.375%	$—	$1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250	250
Notes due 2015 at 0.45%	750	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2017 at 0.875%	250	—
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2021 at 2.75%	250	—
Notes due 2023 at 2.25%	500	500
	4,625	5,125
Net unamortized premium	20	33
Current portion of long-term debt	(1,002)	(1,000)
Long-term debt	$3,643	$4,158

Interest and debt expense was $23 million and $24 million for the three months ended and $72 million and $71 million for the nine months ended September 30, 2014, and 2013, respectively. This was net of the amortization of the debt premium and other debt issuance costs. Capitalized interest was not material.

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

Discontinued operations indemnity

In connection with the 2006 sale of the former Sensors & Controls (S&C) business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. In a settlement with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our total remaining potential exposure from both of these indemnities will not exceed $200 million. As of September 30, 2014, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

10.	Supplemental financial information

Prepaid expenses and other current assets

	September 30, 2014	December 31, 2013
Prepaid taxes on intercompany inventory profits	$743	$667
Assets held for sale (a)	77	—
Other prepaid expenses and current assets	144	196
Prepaid expenses and other current assets	$964	$863

(a)
As of September 30, 2014, we had excess assets in various locations, with an aggregate carrying value of $77 million, which met the criteria to be considered held for sale and were included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. Prior to the reclassification in the first quarter of 2014, the comparable carrying amount of these assets as of December 31, 2013, of $81 million, was in Property, plant and equipment, net. Assets considered held for sale are no longer being depreciated. We expect the sales transactions applicable to these assets to be completed within the next year and any resulting gain on such sales will be recognized on the Restructuring charges/other line of our Consolidated Statements of Income in Other.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, recognized within Net income

Our Consolidated Statements of Comprehensive Income include items which have been recognized within Net income during the periods ended September 30, 2014 and 2013. The table below details where these transactions are recorded on the Consolidated Statements of Income.

	For Three Months Ended September 30,		For Nine Months Ended September 30,		Impact to Related Statement of Income Line
Details About AOCI Components	2014	2013	2014	2013
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$25	$24	$58	$71	Increase to Pension expense (b)
Tax effect	(8)	(11)	(20)	(25)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$17	$13	$38	$46	Decrease to Net income

Prior service cost of defined benefit plans:
Amortization of prior service cost (credit) and Curtailment gain (a)	$(1)	$(2)	$—	$(5)	Decrease to Pension expense (b)
Tax effect	—	1	—	2	Increase to Provision for income taxes
Recognized within Net income, net of taxes	$(1)	$(1)	$—	$(3)	Increase to Net income

Derivative instruments:
Amortization of treasury rate locks	$—	$—	$1	$2	Increase to Interest and debt expense
Tax effect	—	—	—	(1)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$—	$—	$1	$1	Decrease to Net income

(a) Detailed in Note 7.

(b) Pension expense is included in the computation of total employee benefit cost, which is allocated to COR, R&D, SG&A and Restructuring charges/other in the Consolidated Statements of Income.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

11.	Segment data

See Note 1 for a detailed description of our reportable segments.

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Revenue:
Analog	$2,149	$1,931	$5,981	$5,325
Embedded Processing	711	668	2,070	1,846
Other	641	645	1,725	2,006
Total revenue	$3,501	$3,244	$9,776	$9,177

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Operating Profit:
Analog	$802	$583	$1,964	$1,298
Embedded Processing	114	83	270	144
Other	259	178	613	703
Total operating profit	$1,175	$844	$2,847	$2,145

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
We own and operate semiconductor manufacturing facilities in North America, Asia, Japan and Europe. These include both wafer fabrication and assembly/test facilities. Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation. Because we own much of our manufacturing capacity, a significant portion of our operating cost is fixed. In general, these fixed costs do not decline with a decrease in factory loadings, potentially lowering our profit margins. Conversely, as factory loadings increase, the fixed costs are spread over increased output, potentially benefiting our profit margins.

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
Results of operations
Our third-quarter revenue was $3.50 billion, net income was $826 million and earnings per share (EPS) were $0.76 cents.

Revenue for the quarter was solidly in the upper half of our expected range and earnings were at the top of the range, marking another quarter of strong progress and execution. We delivered 8 percent year-over-year revenue growth. Analog and Embedded Processing comprised 82 percent of third-quarter revenue.

Gross margin of 58.4 percent, a new record, reflects the quality of our portfolio of Analog and Embedded Processing products as well as the efficiency of our manufacturing strategy.

Our cash flow from operations once again reflects the strength of our business model. Free cash flow for the trailing twelve-month period was up 20 percent from a year ago to $3.5 billion or 27 percent of revenue. This represents an improvement of 3 percentage points from a year ago and is consistent with our targeted range of 20-30 percent of revenue.

We returned $4.2 billion to shareholders in the past twelve months through stock repurchases and dividends paid. In the quarter, we announced a dividend increase of 13 percent, resulting in an annualized rate of $1.36 per share. Our strategy to return to shareholders all free cash flow not needed for net debt retirement, and to return proceeds from exercises of equity compensation, reflects our confidence in the long-term sustainability of our business model.

Our balance sheet remains strong, with $3.2 billion of cash and short-term investments at the end of the quarter, 81 percent of which was owned by the company’s U.S. entities. Inventory days were 108, consistent with our model of 105-115 days.

Free cash flow is a non-GAAP financial measure. For a reconciliation to GAAP and an explanation of the purpose for providing this non-GAAP measure, see the Non-GAAP financial information section in this MD&A.

Summary of Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$3,501	$3,244	$9,776	$9,177
Gross profit	2,044	1,779	5,532	4,724
Research and development (R&D)	332	368	1,047	1,176
Selling, general and administrative (SG&A)	463	465	1,414	1,397
Acquisition charges	83	86	248	257
Restructuring charges/other	(9)	16	(24)	(251)
Operating profit	1,175	844	2,847	2,145
Net income	$826	$629	$1,996	$1,651

Diluted earnings per common share	$.76	$.56	$1.81	$1.45

Percentage of revenue:
Gross Profit	58.4%	54.8%	56.6%	51.5%
R&D	9.5%	11.3%	10.7%	12.8%
SG&A	13.2%	14.4%	14.5%	15.2%
Operating profit	33.6%	26.0%	29.1%	23.4%

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
Third-quarter 2014 compared with third-quarter 2013
For the third quarter of 2014, we report the following:

Revenue was $3.50 billion, an increase of $257 million, or 8 percent, from the year-ago quarter due to higher revenue from Analog and Embedded Processing. Analog and Embedded Processing comprised 82 percent of revenue compared with 80 percent in the year-ago quarter.

Gross profit was $2.04 billion, or 58.4 percent of revenue, an increase of $265 million from the year-ago quarter primarily due to higher revenue and, to a lesser extent, a more favorable mix of products shipped.

Operating expenses were $332 million for R&D and $463 million for SG&A. R&D expense decreased $36 million, or 10 percent, from the year-ago quarter due about equally to cost savings from previously-announced restructuring actions and other efforts across the company to align costs with growth opportunities. SG&A expense was about even compared with the year-ago quarter as higher variable compensation costs were offset by savings from previously-announced restructuring actions and other cost alignment efforts.

Acquisition charges associated with our 2011 acquisition of National are recorded in Other and were $83 million in the current quarter compared with $86 million in the year-ago quarter. These Acquisition charges were from the ongoing amortization of intangible assets. See Note 2 to the financial statements for detailed information.

Restructuring charges/other was a net credit of $9 million compared with charges of $16 million in the year-ago quarter. The net credit in the third quarter of 2014 included gains from sales of assets. These items are included in Other for segment reporting purposes. For details on the types of costs incurred and the amounts associated with each restructuring action, see Note 3 to the financial statements.

Operating profit was $1.18 billion, or 33.6 percent of revenue, compared with $844 million, or 26.0 percent of revenue, in the year-ago quarter.

Quarterly income taxes are calculated using the estimated annual effective tax rate. At the end of the third quarter, our estimated annual effective tax rate for 2014 is about 28 percent. The tax rate is based on current tax law and does not include the effect of the federal research tax credit, which expired at the end of 2013. Our annual effective tax rate benefits from lower tax rates (compared to the U.S. statutory rate) applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions. See Note 4 to the financial statements for detailed information.

Our tax provision was $329 million compared with $187 million in the year-ago quarter. The increase was primarily due to an increase in income before income taxes, and to a lesser extent, the expiration of the federal research tax credit at the end of 2013.

Net income was $826 million compared with $629 million in the year-ago quarter. EPS was $0.76 compared with $0.56 in the year-ago quarter.

Third-quarter 2014 segment results
Our segment results compared with the year-ago quarter are as follows:

Analog

	3Q14	3Q13	Change
Revenue	$2,149	$1,931	11%
Operating profit	802	583	38%
Operating profit % of revenue	37.3%	30.2%

Analog revenue increased in all product lines. Revenue from Power grew the most, followed by revenue from HVAL, HPA and SVA. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing

	3Q14	3Q13	Change
Revenue	$711	$668	6%
Operating profit	114	83	37%
Operating profit % of revenue	16.0%	12.4%

Embedded Processing revenue increased due to higher revenue from Microcontrollers, Connectivity and Processors, each of which grew by about the same amount. Revenue increased due to increased shipments, except Processors revenue, which increased due to a more favorable mix of products shipped. Operating profit increased due to higher gross profit and, to a lesser extent, lower operating expenses.

Other

	3Q14	3Q13	Change
Revenue	$641	$645	-1%
Operating profit*	259	178	46%
Operating profit % of revenue	40.4%	27.6%

*Includes Acquisition charges and Restructuring charges/other

Other revenue was about even as lower revenue from legacy wireless products was mostly offset by higher revenue from DLP products. Operating profit increased due to, in decreasing order, higher gross profit resulting from a more favorable mix of products shipped, lower Restructuring charges/other and lower operating expenses.

First nine months of 2014 compared with first nine months of 2013
For the first nine months of 2014, we report the following:

Revenue was $9.78 billion, an increase of $599 million, or 7 percent, primarily due to higher revenue from Analog and Embedded Processing, which more than offset lower revenue from legacy wireless products. Analog and Embedded Processing comprised 82 percent of revenue compared with 78 percent in the year-ago period.

Gross profit was $5.53 billion, an increase of $808 million, or 17 percent, primarily due to higher revenue and, to a lesser extent, a more favorable mix of products shipped.

R&D expense of $1.05 billion decreased $129 million, or 11 percent, due to savings from ongoing efforts across the company to align costs with growth opportunities, including previously-announced actions such as the wind-down of our legacy wireless products and the restructuring actions in Embedded Processing and Japan. SG&A expense of $1.41 billion was about even, as higher variable compensation costs were offset by savings from our cost alignment efforts.

Acquisition charges were $248 million compared with $257 million in the year-ago period. These charges were from the ongoing amortization of intangible assets. See Note 2 to the financial statements for detailed information.

Restructuring charges/other was a net credit of $24 million compared with a net credit of $251 million in the year-ago period. The 2014 net credit included $44 million of gains on sales of assets partially offset by restructuring charges. The net credit in 2013 included a $315 million gain from the transfer of wireless connectivity technology to a customer in the second quarter partially offset by restructuring charges. See Note 3 to the financial statements for detailed information.

Operating profit was $2.85 billion, or 29.1 percent of revenue, compared with $2.14 billion, or 23.4 percent of revenue, in the year-ago period.

The tax provision was $791 million compared with $421 million in the year-ago period. The increase was primarily due to higher income before income taxes, and to a lesser extent, the impact of the federal research tax credit, which included a $65 million discrete tax benefit in the first quarter of 2013. The federal research tax credit expired at the end of 2013. See Note 4 to the financial statements for detailed information.

Net income was $2.00 billion compared with $1.65 billion in the year-ago period. EPS was $1.81 compared with $1.45 in the year-ago period.

Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2014	YTD 2013	Change
Revenue	$5,981	$5,325	12%
Operating profit	1,964	1,298	51%
Operating profit % of revenue	32.8%	24.4%

Analog revenue increased due to higher revenue from, in decreasing order, Power, HPA, HVAL and SVA. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing

	YTD 2014	YTD 2013	Change
Revenue	$2,070	$1,846	12%
Operating profit	270	144	88%
Operating profit % of revenue	13.0%	7.8%

Embedded Processing revenue increased due to higher revenue from, in decreasing order, Microcontrollers, Processors, and Connectivity. Revenue increased due to increased shipments, except Processors revenue, which increased due to a more favorable mix of products shipped. Operating profit increased due to higher revenue and associated gross profit.

Other

	YTD 2014	YTD 2013	Change
Revenue	$1,725	$2,006	-14%
Operating profit*	613	703	-13%
Operating profit % of revenue	35.5%	35.0%

*Includes Acquisition and Restructuring charges/other.

Other revenue decreased due to lower revenue from legacy wireless products. Operating profit decreased primarily due to the non-recurrence of the gain on the technology transfer partially offset by lower operating expenses resulting from the legacy wireless wind-down.

Financial condition

At the end of the third quarter of 2014, total cash (Cash and cash equivalents plus Short-term investments) was $3.19 billion, with 81 percent owned by our U.S. entities.

Accounts receivable were $1.48 billion at the end of the third quarter. This was an increase of $274 million from the end of 2013 as a result of higher revenue at the end of the third quarter compared with the end of the year. Days sales outstanding were 38 at the end of the third quarter compared with 36 at the end of 2013.

Inventory was $1.75 billion at the end of the third quarter, an increase of $20 million from the end of 2013. Days of inventory at the end of the third quarter were 108 compared with 112 at the end of 2013, consistent with our target range of 105 to 115 days.

Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are our Cash and cash equivalents, Short-term investments and a revolving credit facility. Cash flows from operating activities for the first nine months of 2014 was $2.62 billion, an increase of $435 million from the year-ago period, primarily due to higher net income.

We had $1.31 billion of Cash and cash equivalents and $1.88 billion of Short-term investments as of September 30, 2014.

We have a variable-rate revolving credit facility with a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2019. This credit facility also serves as support for the issuance of commercial paper. As of September 30, 2014, our credit facility was undrawn and we had no commercial paper outstanding.

For the first nine months of 2014, investing activities provided cash of $114 million compared with $120 million in the year-ago period. Proceeds from sales of short-term investments, net of purchases, provided cash of $321 million compared with $387 million in the year-ago period. Capital expenditures in the first nine months of 2014 totaled $260 million compared with $305 million in the year-ago period. These expenditures were primarily for semiconductor manufacturing equipment. We also received $46 million of cash proceeds from sales of assets in the first nine months of 2014 compared with $21 million in the year-ago period.

Net cash used in financing activities was $3.06 billion for the first nine months of 2014 compared with $2.29 billion in the year-ago period. In March 2014, we issued $500 million principal amount of debt, receiving net proceeds of $498 million. This compares with May 2013, when we issued $1.0 billion principal amount of debt, receiving net proceeds of $986 million. We used the net proceeds from these issuances to repay maturing debt of $1.0 billion in the first nine months of 2014 and $1.5 billion in the year-ago period. In the first nine months of 2014, we paid dividends of $967 million compared with $849 million in the year-ago period, a result of a higher dividend rate. We also used $2.13 billion in the first nine months of 2014 to repurchase 46.8 million shares of our common stock. In the same period last year, we used $2.13 billion to repurchase 59.8 million shares of our common stock. Employee exercises of stock options are also reflected in cash from financing activities. In the first nine months of 2014, these exercises provided cash proceeds of $476 million compared with $1.15 billion in the year-ago period. See Note 8 for detailed information on debt outstanding.

In September 2014, we announced a 13 percent increase in our quarterly cash dividend, which increased from $0.30 to $0.34 per share. This dividend will be payable November 17, 2014, to stockholders of record on October 31, 2014.

We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

Non-GAAP financial information

Free cash flow and associated ratios

This MD&A includes references to free cash flow and ratios based on that measure. These are financial measures that were not prepared in accordance with generally accepted accounting principles in the United States (GAAP). Free cash flow was calculated by subtracting Capital expenditures from the most directly comparable GAAP measure, Cash flows from operating activities (also referred to as cash flow from operations).

We believe that free cash flow and the associated ratios provide insight into our liquidity, our cash-generating capability and the amount of cash potentially available to return to investors, as well as insight into our financial performance. These non-GAAP measures are supplemental to the comparable GAAP measures.

Reconciliation to the most directly comparable GAAP-based measures is provided in the table below.

	For Twelve Months Ended
	September 30,
	2014	2013	Change
Cash flow from operations (GAAP)	$3,819	$3,270	17%
Capital expenditures	(367)	(402)
Free cash flow (non-GAAP)	$3,452	$2,868	20%

Revenue	$12,804	$12,155

Cash flow from operations as a percent of revenue (GAAP)	30%	27%
Free cash flow as a percent of revenue (non-GAAP)	27%	24%

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
Our Results of Operations Could be Affected by Natural Events in the Locations in Which We or Our Customers or Suppliers Operate.
We have manufacturing, data and design facilities and other operations in locations subject to natural occurrences such as health epidemics, severe weather and geological events that could disrupt operations. In addition, our suppliers and customers have similar facilities and operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may adversely affect our results and financial condition.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number		Approximate
				of Shares		Dollar Value
				Purchased as		of Shares
				Part of		May Yet Be
	Total			Publicly		Purchased
	Number of		Average	Announced		Under the
	Shares		Price Paid	Plans or		Plans or
Period	Purchased		per Share	Programs (1)		Programs (1)
July 1, 2014 through July 31, 2014	7,981,490		$48.18	7,981,490		4.16	billion
August 1, 2014 through August 31, 2014	6,087,231		46.89	6,087,231		3.87	billion
September 1, 2014 through September 30, 2014	—		—	—		3.87	billion
Total	14,068,721	(2)	$47.62	14,068,721	(2)	3.87	billion (3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5.0 billion of additional shares of TI common stock announced on February 21, 2013.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of September 30, 2014, this amount consisted of the remaining portion of the $5.0 billion authorized in February 2013. No expiration date has been specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
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

TEXAS INSTRUMENTS INCORPORATED
		BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer
Date:	October 31, 2014