Form 10-K
period 2014-12-31
TEXAS INSTRUMENTS INC
filed 2015-02-24
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                         to
Commission File Number 1-3761
TEXAS INSTRUMENTS INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, Dallas, Texas	75243
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: 214-479-3773
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $50,978,062,488 as of June 30, 2014.
1,047,142,301 (Number of shares of common stock outstanding as of February 17, 2015)
Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2015 annual meeting of stockholders.

PART I
ITEM 1. Business.
We design and make semiconductors that we sell to electronics designers and manufacturers all over the world. We began operations in 1930. We are incorporated in Delaware, headquartered in Dallas, Texas, and have design, manufacturing or sales operations in 35 countries. We have two reportable segments: Analog and Embedded Processing. We report the results of our remaining business activities in Other. We expect Analog and Embedded Processing to be our primary growth engines in the years ahead, and we therefore focus our resources on these segments. In 2014, we generated $13.05 billion of revenue.
Product information
Semiconductors are electronic components that serve as the building blocks inside modern electronic systems and equipment. Semiconductors, generally known as “chips,” combine multiple transistors on a single piece of material to form a complete electronic circuit. We have tens of thousands of products that are used to accomplish many different things, such as converting and amplifying signals, interfacing with other devices, managing and distributing power, processing data, canceling noise and improving signal resolution. This broad portfolio includes products that are integral to almost all electronic equipment.
We sell catalog and application-specific standard semiconductor products, both of which we market to multiple customers. Catalog products are designed for use by many customers and/or many applications and are sold through both distribution and direct channels. The life cycles of catalog products generally span multiple years, with some products continuing to sell for decades after their initial release. Application-specific standard products (ASSPs) are designed for use by a smaller number of customers and are targeted to a specific application. The life cycles of ASSPs are generally determined by end-equipment upgrade cycles and can be as short as 12 to 24 months, although some can be used across multiple generations of customers’ products. The vast majority of our revenue is derived from products that are differentiated from competitors’ products.
Our segments represent groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels. Our segments also reflect how management allocates resources and measures results. Additional information regarding each segment follows.
Analog
Analog generated $8.1 billion of revenue in 2014. Analog semiconductors change real-world signals, such as sound, temperature, pressure or images, by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as embedded processors. Analog semiconductors also are used to manage power in every electronic device, whether plugged into a wall or running off a battery. Our Analog products are used in many markets, particularly personal electronics and industrial.
Sales of our Analog products generated 62 percent of our revenue in 2014. According to external sources, the market for analog semiconductors was $44 billion in 2014. Our Analog segment’s revenue in 2014 was 18 percent of this fragmented market, the leading position. We believe we are well positioned to increase our market share over time.
Our Analog segment includes the following product lines: High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA).
HVAL products
These include high-volume integrated analog products for specific applications and high-volume catalog products. HVAL products support applications like automotive safety devices, touchscreen controllers, low-voltage motor drivers and integrated motor controllers.
Power products
These include both catalog products and ASSPs that help customers manage power in electronic systems. Our broad portfolio of Power products is designed to enhance the efficiency of powered devices using battery management solutions, portable power conversion devices, power supply controls and point-of-load products.
HPA products
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

SVA products
These include a broad portfolio of industrial, high-voltage power management, data converter, interface and operational amplifier catalog products used in manufacturing a wide range of electronic systems. SVA products support applications like video and data interface products, electrical arc/fault detection systems, and mobile lighting and display systems. SVA products generally have long life cycles, often more than 10 years. SVA consists primarily of products that we acquired through our purchase of National Semiconductor Corporation (National) in 2011.
Embedded Processing
Embedded Processing generated $2.7 billion of revenue in 2014. Embedded Processing products are the “brains” of many electronic devices. Embedded processors are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. The devices vary from simple, low-cost products used in electric toothbrushes to highly specialized, complex devices used in communications infrastructure equipment. Our Embedded Processing products are used in many markets, particularly industrial and automotive.
An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to re-use software from one product generation to the next.
Sales of Embedded Processing products generated 21 percent of our revenue in 2014. According to external sources, the market for embedded processors was $18 billion in 2014. We held the number two position, which represented 15 percent of this fragmented market. We believe we are well positioned to increase our market share over time.
Our Embedded Processing segment includes the following major product lines: Processor, Microcontrollers and Connectivity.
Processor products
These include digital signal processors (DSPs) and applications processors. DSPs perform mathematical computations almost instantaneously to process or improve digital data. Applications processors are typically tailored for a specific class of applications such as communications infrastructure and automotive (infotainment and advanced driver assistance systems). They are also sold into broad industrial applications.

Microcontroller products
These include self-contained systems with a processor core, memory and peripherals that are designed to control a set of specific tasks for electronic equipment. Microcontrollers tend to have minimal requirements for memory and program length, with no operating system and low software complexity. Analog components that control or interface with sensors and other systems are often integrated into microcontrollers.

Connectivity products
These include products that enable electronic devices to seamlessly connect and transfer data, and the requirements for speed, data capability, distance, power and security vary depending on the application. Our Connectivity products support many wireless technologies to meet these requirements, including low-power wireless network standards like Zigbee® and other technologies like Bluetooth®, WiFi and GPS. Our Connectivity products are usually designed into customer devices alongside our processor and microcontroller products, enabling data to be collected, transmitted and acted upon.

Other
Other generated $2.2 billion of revenue in 2014 and includes:

•
Revenue from our smaller product lines, such as DLP® products (primarily used in projectors to create high-definition images), certain custom semiconductors known as application-specific integrated circuits (ASICs) and calculators.

•
Revenue from our baseband products and from our OMAPTM applications processors and connectivity products sold into smartphones and consumer tablets. Our exit from these “legacy wireless products” was completed in 2013.

•	Royalties received for our patented technology that we license to other electronics companies.

We also include in Other items that are not used in evaluating the results of or in allocating resources to our segments. These include acquisition-related charges; restructuring charges; and certain corporate-level items, such as litigation expenses, environmental costs, insurance settlements, and gains and losses from other activities, including asset dispositions.

Financial information with respect to our segments and our operations outside the United States is contained in Note 1 to the financial statements, which is included in Item 8, “Financial Statements and Supplementary Data.” Risks attendant to our foreign operations are described in Item 1A, “Risk Factors.”
Markets for our products
The table below lists the major markets that used our products in 2014 and the estimated percentage of our 2014 revenue that the market represented. The chart also lists, in decreasing order of our revenue, the sectors within each market.

Market	Sectors
Industrial (31% of TI revenue)
Factory automation and control
Medical/healthcare/fitness
Building automation
Smart grid and energy
Test and measurement
Motor drives
Display
Space/avionics/defense
Appliance
Other power delivery
Electronic point of sale
Lighting
Industrial transportation
Other (education, toys, musical instruments, etc.)

No single sector in this market accounted for more than 4% of TI revenue.

Automotive (13% of TI revenue)	Infotainment and cluster Passive safety Body Advanced driver assistance systems (ADAS) Hybrid/electric vehicle and powertrain No single sector in this market accounted for more than 5% of TI revenue.
Personal electronics (29% of TI revenue)
Mobile phones
Personal and notebook computers
TV/set-top box/audio
Storage
Printers and other peripherals
Tablets
Wearables (non-medical)
Gaming

No single sector in this market accounted for more than 9% of TI revenue.

Communications equipment (17% of TI revenue)	Wireless infrastructure Telecom infrastructure Enterprise switching Residential gateway No single sector in this market accounted for more than 10% of TI revenue.
Enterprise systems (6% of TI revenue)	Projectors Servers Multi-function printers High-performance computing Thin client No single sector in this market accounted for more than 4% of TI revenue.
Other (calculators, royalties and other) (4% of TI revenue)

Market characteristics
Product cycle
The global semiconductor market is characterized by constant, though generally incremental, advances in product designs and manufacturing processes. Semiconductor prices and manufacturing costs tend to decline over time as manufacturing processes and product life cycles mature.
Market cycle
The “semiconductor cycle” refers to the ebb and flow of supply and demand. The semiconductor market historically has been characterized by periods of tight supply caused by strengthening demand and/or insufficient manufacturing capacity, followed by periods of surplus inventory caused by weakening demand and/or excess manufacturing capacity. These are typically referred to as upturns and downturns in the semiconductor cycle. The semiconductor cycle is affected by the significant time and money required to build and maintain semiconductor manufacturing facilities.
We employ several strategies to dampen the effect of the semiconductor cycle on TI. We acquire our facilities and equipment ahead of demand, which usually allows us to acquire this capacity at lower costs. We focus our resources on our Analog and Embedded Processing segments, which serve diverse markets and diverse customers. This diversity reduces our dependence on the performance of a single market or small group of customers. Additionally, we utilize consignment inventory programs with our customers and distributors, which gives us real-time insight into end-market demand, allowing us to better manage our factory loadings.
Seasonality
Our revenue is subject to some seasonal variation. Our semiconductor revenue tends to be weaker in the first and fourth quarters when compared to the second and third quarters. Calculator revenue is tied to the U.S. back-to-school season and is therefore at its highest in the second and third quarters.
Competitive landscape
The analog and embedded processing markets are highly fragmented. As a result, we face significant global competition from dozens of large and small companies, including both broad-based suppliers and niche suppliers. Our competitors also include emerging companies, particularly in Asia, that sell products into the same markets in which we operate.
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
Manufacturing
Semiconductor manufacturing begins with a sequence of photolithographic and chemical processing steps that fabricate a number of semiconductor devices on a thin silicon wafer. Each device on the wafer is packaged and tested. The entire process takes place in highly specialized facilities and requires an average of 12 weeks, with most products completing within 8 to 16 weeks.
The cost and lifespan of the equipment and processes we use to manufacture semiconductors vary by technology. Our Analog products and most of our Embedded Processing products can be manufactured using mature and stable, and therefore less expensive, equipment than is needed for manufacturing advanced logic products, such as some of our processor products.
We own and operate semiconductor manufacturing facilities in North America, Asia, Japan and Europe. These include both wafer fabrication and assembly/test facilities. Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation. We own much of our manufacturing capacity; therefore, a significant portion of our operating cost is fixed. When factory loadings decrease, our fixed costs are spread over reduced output and, absent other circumstances, our profit margins decrease. Conversely, as factory loadings increase, our fixed costs are spread over increased output and, absent other circumstances, our profit margins increase. However, our operating focus is more on maximizing long-term free cash flow than minimizing short-term variations in profit margins caused by factory loadings. Free cash flow is cash flow from operations less capital expenditures.
To this end, we seek to maximize long-term free cash flow by keeping capital expenditures low through opportunistic purchases of facilities and equipment ahead of demand. For example, in 2013, we purchased an assembly/test facility in Chengdu, China. In 2014, we initiated plans to adapt existing facilities to manufacture more products, including new products, using 300-millimeter wafers, our most cost-effective manufacturing process. These activities may have near-term effects on our profit margins, but we believe they will result in long-term benefits to free cash flow.
We expect to maintain sufficient internal manufacturing capacity to meet the vast majority of our production needs. To supplement our manufacturing capacity and maximize our responsiveness to customer demand and return on capital, we utilize the capacity of outside suppliers, commonly known as foundries, and subcontractors. In 2014, we sourced about 20 percent of our total wafers from external foundries and about 40 percent of our assembly/test services from subcontractors.
Inventory
Our inventory practices differ by product, but we generally maintain inventory levels that are consistent with our expectations of customer demand. We carry proportionally more inventory of products with long life cycles and a broad customer base. Additionally, we sometimes maintain product inventory in unfinished wafer form, as well as higher finished-goods inventory of low-volume products, allowing greater flexibility in periods of high demand. We also have consignment inventory programs in place for our largest customers and distributors.
Design centers
Our design centers provide design, engineering and product application support as well as after-sales customer service. The design centers are strategically located around the world to take advantage of key technical and engineering talent and proximity to key customers.
Customers
We estimate that we sell our products to more than 100,000 customers. Our customer base is diverse, with one-third of our revenue deriving from customers outside our top 100. In addition, no single customer accounts for 10 percent or more of our revenue. Most of our customers purchase our products through distributors.
Sales and distribution
We market and sell our semiconductor products through a direct sales force and distributors. We have sales or marketing offices in 34 countries. About 60 percent of our revenue comes through distribution channels. Our distributors maintain an inventory of our products and sell directly to a wide range of customers. They also sell products from our competitors. Our distribution network holds a mix of TI-consigned and distributor-owned inventory. Over time, we expect this mix will continue to shift more toward consignment. About 60 percent of our distributor revenue is generated from sales of consigned inventory.
Acquisitions, divestitures and investments
From time to time we consider acquisitions and divestitures that may strengthen or better focus our business portfolio. We also make investments directly or indirectly in private companies. Investments are focused primarily on next-generation technologies and markets strategic to us. In September 2011, we acquired National Semiconductor Corporation.
Backlog
We define backlog as of a particular date as purchase orders with a customer-requested delivery date within a specified length of time. Our backlog at any particular date may not be indicative of revenue for any future period. As customer requirements and industry conditions change, orders may be subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Further, our consignment programs do not result in backlog because the order occurs at the same time as delivery, i.e., when the customer pulls the product from consigned inventory. Our backlog of orders was $0.94 billion at December 31, 2014, and $1.06 billion at December 31, 2013.

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
We own trademarks that are used in the conduct of our business. These trademarks are valuable assets, the most important of which are “Texas Instruments” and our corporate monogram. Other valuable trademarks include DLP®.
Research and development
Our R&D expense was $1.36 billion in 2014, compared with $1.52 billion in 2013 and $1.88 billion in 2012. Our primary areas of R&D investment are Analog and Embedded Processing products. Our R&D has been declining primarily as a result of our decision to wind down investments in legacy wireless products. This wind-down is now complete.
We conduct most of our R&D internally. However, we also closely engage with a wide range of third parties, including software suppliers, universities and select industry consortia, and we collaborate with our foundry suppliers on semiconductor manufacturing technology.
Executive officers of the Registrant
The following is an alphabetical list of the names and ages of the executive officers and those chosen to become executive officers of the company and the positions or offices with the company held by each person named:

Name	Age	Position
Stephen A. Anderson	53	Senior Vice President
Brian T. Crutcher	42	Executive Vice President
R. Gregory Delagi	52	Senior Vice President
Joseph F. Hubach*	57	Senior Vice President, Secretary and General Counsel
Kevin P. March	57	Senior Vice President and Chief Financial Officer
Kevin J. Ritchie	58	Senior Vice President
Richard K. Templeton	56	Director; Chairman of the Board; President and Chief Executive Officer
Cynthia Hoff Trochu*	51	Elected to become Senior Vice President, Secretary and General Counsel
Teresa L. West	54	Senior Vice President
Darla H. Whitaker	49	Senior Vice President
Bing Xie	47	Senior Vice President
*Effective August 3, 2015, Mr. Hubach will retire from the company, and Ms. Trochu will succeed him.

The term of office of these officers is from the date of their election until their successor shall have been elected and qualified. All have been employees of the company for more than five years. Mses. West and Whitaker and Messrs. Anderson, Delagi,

Hubach, March, Ritchie and Templeton have served as executive officers of the company for more than five years. Mr. Crutcher became an executive officer of the company in 2010. Mr. Xie became an executive officer of the company in 2015.
Employees
At December 31, 2014, we had 31,003 employees.
Available information
Our Internet address is www.ti.com. Information on our web site is not a part of this report. We make available free of charge through our Investor Relations web site our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. Also available through the TI Investor Relations web site are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports.
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
Semiconductor products are the principal source of our revenue. The semiconductor market historically has been cyclical and subject to significant and often rapid increases and decreases in product demand. These changes could have adverse effects on our results of operations, and on the market price of our securities. Our results of operations may be adversely affected in the future if demand for our semiconductors decreases or if this market or key end-equipment markets grow at a significantly slower pace than management expects.
Our margins may vary over time.
Our profit margins may be adversely affected in the future by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of our inventory and shifts in our product mix. In addition, the highly competitive market environment in which we operate might adversely affect pricing for our products. Because we own much of our manufacturing capacity, a significant portion of our operating costs is fixed. In general, these fixed costs do not decline with reductions in customer demand or factory loadings, and can adversely affect profit margins as a result.
The markets we serve are characterized by rapid technological change that requires us to develop new technologies and products.
Our results of operations depend in part upon our ability to successfully develop, manufacture and market innovative products in a rapidly changing technological environment. We require significant capital to develop new technologies and products to meet changing customer demands that, in turn, may result in shortened product life cycles and a decline in average selling prices of our products. Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured, so we may not be able to successfully develop and market these new products. We do not expect that all of our R&D projects will result in products that are ultimately released for sale, or that our projects will contribute significant revenue until at least a few years after they are completed. Further, the products we do develop and market might not be well-received by customers, and we might not realize a return on the capital expended to develop such products.
We face substantial competition that requires us to respond rapidly to product development and pricing pressures.
We face intense technological and pricing competition in the markets in which we operate. We expect this competition will continue to increase from large competitors and from smaller competitors serving niche markets, and also from emerging companies, particularly in Asia, that sell products into the same markets in which we operate. For example, the China market is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Additionally, we may face increased competition as a result of China’s adoption of policies designed to promote its domestic semiconductor industry. Certain of our competitors possess sufficient financial, technical and management resources to develop and market products that may compete favorably against our products. The price and product development pressures that result from competition may lead to reduced profit margins and lost business opportunities in the event that we are unable to match the price declines or cost efficiencies, or meet the technological, product, support, software or manufacturing advancements of our competitors.
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
A decline in demand in certain markets or sectors could have a material adverse effect on the demand for our products and results of operations.
Our customer base includes companies in a wide range of markets and sectors within those markets, but we generate a significant amount of revenue from sales to customers in the personal electronics and communications equipment markets. Decline in one or more sectors within these markets could have a material adverse effect on the demand for our products and our results of operations and financial condition.
Our global operations subject us to risks associated with international political, economic or other conditions.
We have facilities in 35 countries. About 85 percent of our revenue comes from shipments to locations outside the United States; in particular, shipments of products into China typically represent a large portion of our revenue. Operating internationally exposes us to political and economic conditions, security risks, health conditions and possible disruptions in transportation, communications and information technology networks of the various countries in which we operate. Any of these could result in an adverse effect on our business operations and our financial results. Additionally, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

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
In 2014, about 60 percent of our revenue was generated from sales of our products through distributors. Our distributors carry competing product lines, and our sales could be affected if our distributors promote competing products over our products. Moreover, our results of operations could be affected if our distributors suffer financial difficulties that result in their inability to pay amounts owed to us.
Our results of operations and financial condition could be adversely affected if a customer or a distributor suffers a loss with respect to our inventory.
We have consignment inventory programs in place for some of our largest customers and distributors.  If a customer or distributor were to experience a loss with respect to TI-consigned inventory, our results of operations and financial condition may be adversely affected if we do not recover the full value of the lost inventory from the customer, distributor or insurer, or if our recovery is delayed.
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
Our inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our products. We also depend on third parties to provide advanced logic manufacturing process technology development. A limited number of third parties perform these functions, and we do not have long-term contracts with all of them. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand, the third parties’ inability to develop and deliver advanced logic manufacturing process technology in a timely, cost effective, and appropriate manner and the possibility of third parties imposing increased costs on us.

Our results of operations could be affected by changes in tax-related matters.
We have facilities in 35 countries and as a result are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate.
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
We have not made a provision for U.S. income tax on the portion of our undistributed earnings of our non-U.S. subsidiaries that is considered permanently reinvested outside the United States. If in the future we repatriate any of these foreign earnings, we might incur incremental U.S. income tax, which could affect our results of operations.
Our operations could be affected by the complex laws, rules and regulations to which our business is subject.
We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, environmental, safety and health; exports and imports; bribery and corruption; tax; data privacy; labor and employment; competition; and intellectual property ownership and infringement. Compliance with these laws, rules and regulations may be onerous and expensive, and if we fail to comply or if we become subject to enforcement activity, our ability to manufacture our products and operate our business could be restricted and we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.
Some of these complex laws, rules and regulations – for example, those related to environmental, safety and health requirements – may particularly affect us in the jurisdictions in which we manufacture products, especially if such laws and regulations: require the use of abatement equipment beyond what we currently employ; require the addition or elimination of a raw material or process to or from our current manufacturing processes; or impose costs, fees or reporting requirements on the direct or indirect use of energy, or of materials or gases used or emitted into the environment, in connection with the manufacture of our products. There can be no assurance that in all instances a substitute for a prohibited raw material or process would be available, or be available at reasonable cost.
Our results of operations could be affected by changes in the financial markets.
We maintain bank accounts, one or more multi-year revolving credit agreements, and a portfolio of investments to support the financing needs of the company. Our ability to fund our daily operations, invest in our business, make strategic acquisitions, service our debt obligations and meet our cash return objectives requires continuous access to our bank and investment accounts, as well as access to our bank credit lines that support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected. Similarly, such circumstances could also restrict our ability to access the capital markets or redeem our investments. If our customers or suppliers are unable to access credit markets and other sources of needed liquidity, we may receive fewer customer orders or be unable to obtain needed supplies, collect accounts receivable or access needed technology.
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
Our results of operations and our reputation could be affected by warranty claims, product recalls, product liability claims, or legal proceedings.
We could be subject to warranty or product liability claims or claims based on epidemic or delivery failures that could lead to significant expenses as we defend such claims or pay damage awards or settlements. In the event of a warranty claim, we may also incur costs if we decide to compensate the affected customer or end consumer. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for one of our customers to recall a product containing a TI part. In such instances, we may incur costs and expenses relating to the recall. Costs or payments we may make in connection with warranty, epidemic failure and delivery claims, product recalls or legal proceedings may adversely affect our results of operations and financial condition and our reputation.
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
From time to time, we issue debt securities with various interest rates and maturities. While we believe we will have the ability to service this debt, our ability to make principal and interest payments when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and business and other factors affecting our operations, including the other risk factors described under Item 1A, many of which are beyond our control. In addition, our obligation to make principal and interest payments could divert funds that otherwise would be invested in our operations or returned to shareholders, or cause us to raise funds through such means as the issuance of new debt or equity, or the disposition of assets.
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
Our operating results and our reputation could be adversely affected by breaches of our information technology systems or those of our customers or suppliers.
Breaches of our information technology systems or those of our customers or suppliers could be caused by computer viruses, unauthorized access, sabotage, vandalism or terrorism. These breaches could compromise our information technology networks or those of our customers or suppliers and could result in unauthorized release of our, our customers’ or our suppliers’ confidential or proprietary information, cause a disruption to our manufacturing and other operations, result in release of employee personal data, or cause us to incur increased information technology protection costs, any of which could adversely affect our operating results and our reputation.
ITEM 1B. Unresolved Staff Comments.

 Not applicable.

ITEM 2. Properties.

 Our principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. The following table indicates the general location of our principal manufacturing and design operations and the reportable segments that make major use of them. Except as otherwise indicated, we own these facilities.

	Analog	Embedded Processing
Dallas, Texas	X	X
Sherman, Texas	X
Houston, Texas		X
Tucson, Arizona (1)	X
Santa Clara, California	X
South Portland, Maine	X
Aguascalientes, Mexico (1)	X
Aizu, Japan	X	X
Miho, Japan	X	X
Tokyo, Japan (1)	X
Chengdu, China (2)	X
Shanghai, China (1)	X	X
Bangalore, India (2)	X	X
Kuala Lumpur, Malaysia (2)	X	X
Melaka, Malaysia (2)	X
Baguio, Philippines (2)	X	X
Pampanga (Clark), Philippines (2)	X	X
Taipei, Taiwan (2)	X	X
Freising, Germany	X	X
Greenock, Scotland	X

(1)    Leased.
(2)    Portions of the facilities are leased and owned. This may include land leases, particularly for our non-U.S. sites.
Our facilities in the United States contained approximately 15.1 million square feet at December 31, 2014, of which approximately 0.8 million square feet were leased. Our facilities outside the United States contained approximately 10.3 million square feet at December 31, 2014, of which approximately 1.7 million square feet were leased.
At the end of 2014, we occupied substantially all of the space in our facilities.
Leases covering our currently occupied leased facilities expire at varying dates generally within the next five years. We believe our current properties are suitable and adequate for both their intended purpose and our current and foreseeable future needs.
ITEM 3. Legal Proceedings.

We are involved in various inquiries and proceedings that arise in the ordinary course of our business. We believe that the amount of our liability, if any, will not have a material adverse effect upon our financial condition, results of operations or liquidity.

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

The information concerning the number of stockholders of record at December 31, 2014, is contained in Item 6, “Selected Financial Data.”
Common stock prices and dividends

TI common stock is listed on The NASDAQ Global Select Market. The table below shows the high and low closing prices of TI common stock as reported by Bloomberg L.P. and the dividends paid per common share in each quarter during the past two years.

		Quarter
		1st	2nd	3rd	4th
Stock prices:
2014	High	$47.16	$48.47	$49.29	$55.62
	Low	40.89	44.89	45.67	41.93
2013	High	35.62	37.09	40.85	43.91
	Low	31.55	33.92	35.05	39.24
Dividends paid:
2014		$0.30	$0.30	$0.30	$0.34
2013		0.21	0.28	0.28	0.30

Issuer purchases of equity securities

The following table contains information regarding our purchases of our common stock during the fourth quarter of 2014.

				Total Number		Approximate
				of Shares		Dollar Value
				Purchased as		of Shares that
				Part of		May Yet Be
	Total			Publicly		Purchased
	Number of		Average	Announced		Under the
	Shares		Price Paid	Plans or		Plans or
Period	Purchased		per Share	Programs (1)		Programs (1)
October 1, 2014 through October 31, 2014	11,317,506		$45.62	11,317,506		$3.35	billion
November 1, 2014 through November 30, 2014	2,820,815		50.94	2,820,815		3.21	billion
December 1, 2014 through December 31, 2014	695,093		53.71	695,093		3.17	billion
Total	14,833,414	(2)	$47.01	14,833,414	(2)	$3.17	billion (3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5.0 billion of additional shares of TI common stock announced on February 21, 2013.

(2)	All purchases during the quarter were open-market purchases.

(3)	As of December 31, 2014, this amount consisted of the remaining portion of the $5.0 billion authorized in February 2013. No expiration date has been specified for this authorization.

ITEM 6. Selected Financial Data.

	For Years Ended December 31,
(Millions of dollars, except share and per-share amounts)	2014	2013	2012	2011	2010
Cash flow data
Cash flows from operating activities	$3,892	$3,384	$3,414	$3,256	$3,820
Capital expenditures	385	412	495	816	1,199
Free cash flow (a)	3,507	2,972	2,919	2,440	2,621
Dividends paid	1,323	1,175	819	644	592
Stock repurchases	2,831	2,868	1,800	1,973	2,454

Income statement data
Revenue by segment:
Analog	8,104	7,194	6,998	6,375	5,979
Embedded Processing	2,740	2,450	2,257	2,381	2,359
Other	2,201	2,561	3,570	4,979	5,628
Revenue	13,045	12,205	12,825	13,735	13,966

Gross profit	7,427	6,364	6,368	6,772	7,492
Operating expenses (R&D and SG&A)	3,201	3,380	3,681	3,353	3,089
Acquisition charges	330	341	450	315	—
Restructuring charges/other	(51)	(189)	264	112	(111)
Operating profit	3,947	2,832	1,973	2,992	4,514

Net income	$2,821	$2,162	$1,759	$2,236	$3,228

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted earnings per share (EPS) is calculated using the following:

Net income	$2,821	$2,162	$1,759	$2,236	$3,228
Income allocated to RSUs	(43)	(36)	(31)	(34)	(44)
Income allocated to common shares for diluted EPS	$2,778	$2,126	$1,728	$2,202	$3,184

Average diluted shares outstanding, in millions	1,080	1,113	1,146	1,171	1,213
Diluted earnings per common share	$2.57	$1.91	$1.51	$1.88	$2.62
Cash dividends declared per common share	$1.24	$1.07	$0.72	$0.56	$0.49

(a) Free cash flow is a non-GAAP measure derived by subtracting Capital expenditures from Cash flows from operating activities.

	December 31,
(Millions of dollars, except Other data items)	2014	2013	2012	2011	2010
Balance sheet data
Cash, cash equivalents and short-term investments	$3,541	$3,829	$3,965	$2,935	$3,072
Total assets	17,722	18,938	20,021	20,497	13,401
Current portion of long-term debt and commercial paper borrowings	1,001	1,000	1,500	1,381	—
Long-term debt	3,641	4,158	4,186	4,211	—

Other data
Number of:
Employees	31,003	32,209	34,151	34,759	28,412
Stockholders of record	16,361	17,213	18,128	19,733	20,525

See Notes to the financial statements and Management’s discussion and analysis of financial condition and results of operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We design, make and sell semiconductors to electronics designers and manufacturers all over the world. Our business model is carefully constructed around several advantages that are unique to TI:

•
Industry’s broadest portfolio of differentiated analog and embedded processing semiconductors. Our customers’ design engineers need at least one, and most times multiple, chips for their systems. The breadth of our portfolio means we can solve more of these needs than can our competitors, which gives us access to more customers and the opportunity to generate more revenue per system. We invest more than $1 billion each year to develop new products for our portfolio.

•
A strong foundation of manufacturing technology and low-cost production. We invest in manufacturing technologies that differentiate the features of our semiconductors, and we do most of our own production in-house as opposed to outsourcing it. This ability to directly control our manufacturing helps ensure a consistent supply of products for our customers. We produce billions of semiconductors each year on a mixture of 150-, 200- and 300-millimeter wafers, and we are able to keep costs low for manufacturing facilities and equipment because our analog and much of our embedded processing semiconductors can be made using mature assets that we acquire ahead of demand when their prices are most attractive. In 2014 we produced approximately 25 percent of our Analog semiconductors on 300-millimeter wafers, the industry’s largest wafers, which have a 40 percent cost advantage per unpackaged chip over 200-millimeter wafers. The majority of our future Analog growth will be produced on 300-millimeter wafers, which will be meaningful to the growth of our margins and cash flow over the long term.

•
Industry’s largest market channels. Our global sales force is larger than those of our competitors, and the breadth of our portfolio attracts tens of millions of visits to our web site each year where customers often begin their initial product searches and design-in journey. These capabilities combine to provide us unique access to more than 100,000 customers.

•
Diversity and longevity in our products and in the markets we serve. Together, the advantages above result in diverse and long-lived positions that deliver high terminal value to our shareholders. Because of the breadth of our portfolio we are not dependent on any single product, and because of the breadth of our markets we are not dependent on any single application or customer. Some of our products generate revenue for decades, which strengthens the return on our investments.

These advantages have resulted in consistent share gains and free cash flow growth, and they put us in a unique class of companies with the ability to grow, generate cash, and return that cash to shareholders.
Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. In the following discussion of our results of operations:

•	All dollar amounts in the tables are stated in millions of U.S. dollars, except per-share amounts.

•	When we discuss our results:

◦	Unless otherwise noted, changes in our revenue are attributable to changes in customer demand, which are evidenced by fluctuations in shipment volumes.

◦	New products tend not to have a significant impact on our revenue in any given period because we sell such a large number of products.

◦	From time to time, our revenue and gross profit are affected by changes in demand for higher-priced or lower-priced products, which we refer to as changes in the “mix” of products shipped.

◦
Because we own much of our manufacturing capacity, a significant portion of our operating cost is fixed. When factory loadings decrease, our fixed costs are spread over reduced output and, absent other circumstances, our profit margins decrease. Conversely, as factory loadings increase, our fixed costs are spread over increased output and, absent other circumstances, our profit margins increase. Increases and decreases in factory loadings tend to correspond to increases and decreases in demand.

•
Our segments represent groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels, and how management allocates resources and measures results. See Note 1 to the financial statements for more information regarding our segments.

•
Our exit from legacy wireless products and the elimination (effective January 1, 2013) of the Wireless segment resulted in changes to our corporate-level expense allocations, which negatively affected Analog and Embedded Processing profitability in the year ended December 31, 2013 and, to a less significant extent, in 2014. We allocate our corporate-level expenses, which are largely fixed, among our product lines in proportion to the operating expenses directly generated by them. Legacy wireless products generated lower operating expenses in 2014 and 2013 than in 2012 because we stopped investing in them. The corporate-level expenses allocated to those products were, therefore, proportionately lower, and the corporate-level expenses allocated to the remaining product lines were proportionately higher. This allocation change affects the profitability of each of our segments, but does not impact operating expense or profitability trends at the consolidated level.

Results of operations

We continued to perform well in 2014, reflecting our focus on Analog and Embedded Processing semiconductors. We believe these products serve highly diverse markets with thousands of applications and have dependable long-term growth opportunities. In 2014, Analog revenue grew 13 percent and Embedded Processing revenue grew 12 percent. These two segments represented 83 percent of TI revenue for the year, up from 79 percent in 2013. Gross margin of 56.9 percent for the year reflects the diversity and longevity of our product portfolio, as well as the efficiency of our manufacturing strategy. Our business model focused on Analog and Embedded Processing allows us to generate strong cash flow from operations. In 2014, free cash flow was 27 percent of revenue, up 3 percentage points from a year ago. During the year, we returned $4.2 billion of cash to investors through a combination of stock repurchases and dividends.
Free cash flow is a non-GAAP financial measure. For a reconciliation to GAAP and an explanation of the reason for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.
Details of financial results – 2014 compared with 2013
Revenue was $13.05 billion, up $840 million, or 7 percent, from 2013 due to higher revenue from Analog and Embedded Processing. These increases more than offset lower revenue from legacy wireless products.
Gross profit was $7.43 billion, an increase of $1.06 billion, or 17 percent, from 2013 primarily due to higher revenue and, to a lesser extent, a more favorable mix of products shipped. Gross profit margin was 56.9 percent of revenue compared with 52.1 percent in 2013.
Operating expenses were $1.36 billion for R&D and $1.84 billion for SG&A. R&D expense decreased $164 million, or 11 percent, from 2013 primarily due to savings from ongoing efforts across the company to align costs with growth opportunities, including the previously announced wind-down of our legacy wireless products and restructuring actions in Embedded Processing and Japan. R&D expense as a percent of revenue was 10.4 percent compared with 12.5 percent in 2013. SG&A expense was about even, as higher variable compensation costs were offset by savings from our cost alignment efforts. SG&A expense as a percent of revenue was 14.1 percent compared with 15.2 percent in 2013.
Acquisition charges were related to our 2011 acquisition of National Semiconductor and were $330 million compared with $341 million in 2013. The charges were primarily from the amortization of intangible assets. See Note 3 to the financial statements for detailed information.
Restructuring charges/other was a net credit of $51 million, which included gains on sales of assets of $75 million, partially offset by restructuring charges and other expenses of $24 million. This compared with a net credit of $189 million in 2013, reflecting a $315 million gain from our transfer of wireless connectivity technology to a customer, partially offset by restructuring charges of $126 million. These amounts are included in Other for segment reporting purposes. For details on the types of costs incurred and the amounts associated with each restructuring action, see Note 4 to the financial statements.
Operating profit was $3.95 billion, or 30.3 percent of revenue, compared with $2.83 billion, or 23.2 percent, in 2013.

The income tax provision was $1.05 billion compared with $592 million in 2013. The increase in the total tax provision was due to higher income before income taxes and, to a lesser extent, the effect of the retroactive reinstatement of the federal research tax credit for 2012 in 2013. Our annual effective tax rates were 27 percent in 2014 and 24 percent in 2013. The federal research tax credit included in the annual effective tax rates for 2014 and 2013 expired at the end of 2014. See Note 7 to the financial statements for a reconciliation of the income tax provision to the statutory federal tax.
Our annual effective tax rate benefits from lower rates (compared to the U.S. statutory rate) applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions. We benefit to a lesser extent from tax holidays in non-U.S. jurisdictions, in particular, Malaysia and the Philippines. Pre-tax income related to assembly/test manufacturing facilities in those jurisdictions is included in the non-U.S. effective tax rates reconciling item.
Net income was $2.82 billion, an increase of $659 million, or 30 percent, from 2013. EPS was $2.57 compared with $1.91 in 2013. EPS benefited $0.07 from 2013 due to a lower number of average shares outstanding as a result of our stock repurchase program.
Segment results – 2014 compared with 2013

Analog (includes High Volume Analog & Logic, Power Management, High Performance Analog and Silicon Valley Analog product lines)

	2014	2013	Change
Revenue	$8,104	$7,194	13%
Operating profit	2,786	1,859	50%
Operating profit % of revenue	34.4%	25.8%

Analog revenue increased in all products lines. Revenue from Power grew the most, followed by revenue from, in decreasing order, HPA, HVAL and SVA. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes Processor, Microcontrollers and Connectivity product lines)

	2014	2013	Change
Revenue	$2,740	$2,450	12%
Operating profit	384	185	108%
Operating profit % of revenue	14.0%	7.6%

Embedded Processing revenue increased primarily due to Microcontrollers and Processor, which contributed about equally to the increase. Connectivity increased to a lesser extent. Revenue from Processor increased as a result of a more favorable mix of products shipped. Operating profit increased primarily due to higher revenue and associated gross profit.
Other (includes DLP products, custom ASIC products, calculators, royalties and legacy wireless products)

	2014	2013	Change
Revenue	$2,201	$2,561	-14%
Operating profit*	777	788	-1%
Operating profit % of revenue	35.3%	30.8%

*Includes Acquisition charges and Restructuring charges/other

Other revenue decreased due to legacy wireless products. Operating profit was about even as reductions in operating expenses were offset by changes in Restructuring charges/other. See Note 4 to the financial statements for information regarding Restructuring charges/other.
Prior results of operations

Our performance in 2013 was strong, reflecting our increased focus on Analog and Embedded Processing. During 2013, 79 percent of our revenue came from Analog and Embedded Processing, with Analog revenue increasing 3 percent from 2012 and Embedded Processing revenue increasing 9 percent from 2012. Operating margin for Analog was 25.8 percent, and it exceeded

30 percent during the second half of 2013. Operating margin for Embedded Processing was 7.6 percent. Additionally, we completed our exit from legacy wireless products. Our business model continued to generate strong cash flow from operations, with free cash flow for 2013 of $3 billion, or 24 percent of revenue. During 2013 we returned over $4 billion of cash to investors through a combination of stock repurchases and dividends.

Details of financial results – 2013 compared with 2012

Revenue was $12.20 billion, down $620 million, or 5 percent, from 2012 due to lower revenue from legacy wireless products.
Despite the decline in overall revenue, gross profit of $6.36 billion was about even with 2012 due to a more favorable mix of products shipped and, to a lesser extent, lower manufacturing costs. Gross profit margin was 52.1 percent of revenue compared with 49.6 percent in 2012.
Operating expenses were $1.52 billion for R&D and $1.86 billion for SG&A. R&D expense decreased $355 million, or 19 percent, from 2012 primarily reflecting the wind-down of our legacy wireless products. R&D expense as a percent of revenue was 12.5 percent compared with 14.6 percent in 2012. SG&A expense increased $54 million, or 3 percent, from 2012 primarily due to higher variable compensation and other support costs, partially offset by reduced costs from the wind-down of our legacy wireless products. SG&A expense as a percent of revenue was 15.2 percent compared with 14.1 percent in 2012.
Acquisition charges were related to our 2011 acquisition of National and were $341 million in 2013 compared with $450 million in 2012. The charges were primarily from the amortization of intangible assets. The decrease from 2012 was due to the nonrecurrence of integration-related expenses.
Restructuring charges/other was a net credit of $189 million, reflecting the $315 million gain from the technology transfer, partially offset by restructuring charges of $126 million. This compared with a net charge of $264 million in 2012, which included restructuring and other charges of $408 million, partially offset by a $144 million gain from the transfer of the obligations and assets of a portion of our Japan pension program from the pension trust to the government of Japan. These net amounts are all included in Other. For details on restructuring actions, see Note 4 to the financial statements.
Operating profit was $2.83 billion, or 23.2 percent of revenue, compared with $1.97 billion, or 15.4 percent of revenue, in 2012.
The income tax provision was $592 million compared with $176 million for 2012. The increase in the total tax provision was due to higher income before income taxes and, to a lesser extent, lower discrete tax benefits. The discrete tax benefits were $79 million in 2013, primarily due to the effect of the reinstatement of the federal research tax credit for 2012. In 2012, the discrete tax benefits were $252 million, primarily due to additional U.S. tax benefits for manufacturing related to prior years. Our annual effective tax rates were 24 percent in 2013 and 22 percent in 2012.
Net income was $2.16 billion, an increase of $403 million, or 23 percent, from 2012. EPS was $1.91 compared with $1.51 for 2012. EPS benefited $0.06 from 2012 due to a lower number of average shares outstanding as a result of our stock repurchase program.
Segment results– 2013 compared with 2012

Analog

	2013	2012	Change
Revenue	$7,194	$6,998	3%
Operating profit	1,859	1,650	13%
Operating profit % of revenue	25.8%	23.6%

Analog revenue increased primarily due to growth in Power. Revenue from SVA and HPA also increased, but to a lesser extent. HVAL revenue decreased primarily due to a less favorable mix of products shipped. Operating profit increased primarily due to higher gross profit that benefited from higher revenue and lower manufacturing costs. This increase in gross profit was partially offset by higher operating expenses.

Embedded Processing

	2013	2012	Change
Revenue	$2,450	$2,257	9%
Operating profit	185	158	17%
Operating profit % of revenue	7.6%	7.0%

Embedded Processing revenue increased primarily due to higher revenue from Microcontrollers, and to a lesser extent, Processor and Connectivity. Operating profit increased due to higher revenue and associated gross profit, partially offset by higher operating expenses.
Other

	2013	2012	Change
Revenue	$2,561	$3,570	-28%
Operating profit*	788	165	378%
Operating profit % of revenue	30.8%	4.6%

*Includes Acquisition charges and Restructuring charges/other

Revenue from Other decreased primarily due to lower revenue from legacy wireless products. Operating profit from Other increased due to lower operating expenses and Restructuring charges/other. These decreases were partially offset by lower revenue and associated gross profit.

Financial condition

At the end of 2014, total cash (Cash and cash equivalents plus Short-term investments) was $3.54 billion, a decrease of $288 million from the end of 2013.
Accounts receivable were $1.25 billion at the end of 2014. This was an increase of $43 million compared with the end of 2013 due to higher revenue. Days sales outstanding were 34 at the end of 2014 compared with 36 at the end of 2013.
Inventory was $1.78 billion at the end of 2014. This was an increase of $53 million from the end of 2013. Days of inventory at the end of 2014 were 117 compared with 112 at the end of 2013. As sales to distributors become a larger portion of our revenue, we expect consignment inventory to become a larger portion of our total inventory. This may lead to changes in the level of inventory we carry in the future.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and revolving credit facilities. Cash flow from operating activities for 2014 was $3.89 billion, an increase of $508 million from 2013 due to an increase in Net income.
We had $1.20 billion of Cash and cash equivalents and $2.34 billion of Short-term investments as of December 31, 2014. Our U.S. entities owned 82 percent of total cash at the end of 2014.
We have a variable-rate revolving credit facility with a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2019. This credit facility also serves as support for the issuance of commercial paper. As of December 31, 2014, our credit facility was undrawn and we had no commercial paper outstanding.
In 2014, investing activities used $377 million compared with $3 million in 2013. For 2014, Capital expenditures were $385 million compared with $412 million in 2013. Capital expenditures in both periods were primarily for semiconductor manufacturing equipment. In 2014, we had purchases of short-term investments, net of sales, that used cash of $141 million. In comparison, in 2013, we had sales of short-term investments, net of purchases, that provided cash proceeds of $342 million. In addition, we had proceeds from sales of assets of $142 million in 2014 compared with $21 million in 2013.

In 2014, financing activities used net cash of $3.94 billion compared with $3.17 billion in 2013. In 2014, we received proceeds of $498 million from the issuance of fixed-rate long-term debt (net of original issuance discount) and repaid $1.00 billion of maturing debt. In 2013, we received proceeds of $986 million from the issuance of fixed-rate long-term debt (net of original issuance discount) and repaid $1.50 billion of maturing debt. Dividends paid in 2014 were $1.32 billion compared with $1.18 billion in 2013, reflecting increases in the dividend rate. During 2014, the quarterly dividend increased from $0.30 to $0.34 per share, resulting in an annualized dividend payment of $1.36 per share. In 2013, we announced two increases in our quarterly dividend, increasing from $0.21 to $0.30 per share. In 2014, we used $2.83 billion to repurchase 61.7 million shares of our common stock. This compared with $2.87 billion used in 2013 to repurchase 77.6 million shares. Employee exercises of stock options are also reflected in Cash flows from financing activities. In 2014, these exercises provided cash proceeds of $616 million compared with $1.31 billion in 2013. Stock option exercises in 2013 were higher than historical averages.
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

	For Years Ended
	December 31,
	2014	2013
Cash flow from operations (GAAP)	$3,892	$3,384
Capital expenditures	(385)	(412)
Free cash flow (non-GAAP)	$3,507	$2,972

Revenue	$13,045	$12,205

Cash flow from operations as a percent of revenue (GAAP)	30%	28%
Free cash flow as a percent of revenue (non-GAAP)	27%	24%

Long-term contractual obligations

	Payments Due by Period
Contractual Obligations	2015	2016/2017	2018/2019	Thereafter	Total
Long-term debt obligations (a)	$1,000	$1,625	$1,250	$750	$4,625
Operating lease obligations (b)	87	111	54	80	332
Software license obligations (c)	39	27	—	—	66
Purchase obligations (d)	96	87	24	2	209
Deferred compensation plan (e)	16	40	32	80	168
Total (f)	$1,238	$1,890	$1,360	$912	$5,400

(a) Includes amounts classified as the current portion of long-term debt, specifically obligations that will mature within 12 months. The related interest payments are not included.
(b) Includes minimum payments for leased facilities and equipment and purchases of industrial gases under contracts accounted for as operating leases.
(c) Includes payments under license agreements for electronic design automation software.
(d) Includes contractual arrangements with suppliers where there is a fixed, non-cancellable payment schedule or minimum payments due with a reduced delivery schedule. Excluded from the table are cancellable arrangements. However, depending on when certain purchase arrangements may be cancelled, an additional $2 million of cancellation penalties may be required to be paid, which are not reflected in the table.

(e) Includes an estimate of payments under this plan for the liability that existed at December 31, 2014.
(f) Excluded from the table are $108 million of uncertain tax liabilities under ASC 740, as well as any planned future funding contributions to retirement benefit plans. Amounts associated with uncertain tax liabilities have been excluded because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Regarding future funding of retirement benefit plans, we plan to contribute about $100 million in 2015, but funding projections beyond 2015 are not practical to estimate due to the rules affecting tax-deductible contributions and the impact from the plans' asset performance, interest rates and potential U.S. and non-U.S. legislation.

Critical accounting policies
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use statistical analyses, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. We consider the following accounting policies to be both those that are most important to the portrayal of our financial condition and that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a significant effect on our financial statements.
Revenue recognition
We recognize revenue from sales of our products, including direct sales to our distributors, when title and risk of loss pass, which usually occurs upon shipment or delivery to the customer or distributor, depending upon the terms of the sales order; when persuasive evidence of an arrangement exists; when sales amounts are fixed or determinable; and when collectability is reasonably assured. For sales to distributors, payment is due on our standard commercial terms and is not contingent upon resale of the products. In 2014, about 60 percent of our revenue was generated from sales of our products to distributors.
We recognize revenue net of allowances, which are management’s estimates of future credits to be granted to customers or distributors under programs common in the semiconductor industry. These allowances are based on analysis of historical data, current economic conditions, and contractual terms and are recorded when revenue is recognized. Allowances may include volume-based incentives, product returns due to quality issues, incentives designed to maximize growth opportunities and special pricing arrangements. For instance, we sell to distributors at standard published prices, but we may grant them price adjustment credits in response to individual competitive opportunities. To estimate allowances, we use statistical percentages of revenue, which are determined quarterly based upon recent historical adjustment trends. Historical claims data are maintained for each of the programs, with differences among geographic regions taken into consideration. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in distributor revenue and inventory levels. Allowances are also adjusted when recent historical data do not represent anticipated future activity.
We may also provide distributors an allowance to scrap certain slow-selling or obsolete products in their inventory, estimated as a negotiated fixed percentage of each distributor’s purchases from us. In addition, if we publish a new price for a product that is lower than that paid by distributors for the same product still remaining in each distributor’s on-hand inventory, we may credit them for the difference between those prices. The allowance for this type of credit is based on the identified product price difference applied to our estimate of each distributor’s on-hand inventory of that product.
We believe we can reasonably and reliably estimate allowances for credits to distributors in a timely manner.
Revenue from sales of our products that are subject to inventory consignment agreements, including consignment arrangements with distributors, is recognized in accordance with the principles discussed above, but delivery occurs when the customer or distributor pulls product from consignment inventory that we store at designated locations. About 60 percent of our distributor revenue is generated from sales of consigned inventory. The allowances we record against this revenue are not material.
We determine the amount and timing of royalty revenue based on our contractual agreements with intellectual property licensees. We recognize royalty revenue when earned under the terms of the agreements and when we consider realization of payment to be probable.
In addition, we record allowances for accounts receivable that we estimate may not be collected. We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. When collection is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. We include amounts received from customers for reimbursement of shipping fees in revenue. We include the costs of shipping and handling in COR.
Income taxes
In determining Net income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities, and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
In the ordinary course of global business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.
As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior years that can be used to absorb net operating losses and credit carrybacks, and taxable income in future years. Our judgment regarding future recoverability of our deferred tax assets based on these criteria may change due to various factors, including changes in U.S. or international tax laws and changes in market conditions and their impact on our assessment of taxable income in future periods. These changes, if any, may require material adjustments to the deferred tax assets and an accompanying reduction or increase in Net income in the period when such determinations are made. Also, our plans for the permanent reinvestment or eventual repatriation of the accumulated earnings of certain of our non-U.S. operations could change. Such changes could have a material effect on tax expense in future years.
In addition to the factors described above, the effective tax rate reflected in forward-looking statements is based on then-current tax law. Significant changes in tax law enacted during the year could affect these estimates. Retroactive changes in tax law enacted subsequent to the end of a reporting period are reflected in the period of enactment as a discrete tax item.
Inventory valuation allowances
Inventory is valued net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. Statistical allowances are determined quarterly for raw materials and work-in-process based on historical disposals of inventory for salability and obsolescence reasons. For finished goods, quarterly statistical allowances are determined by comparing inventory levels of individual parts to historical shipments, current backlog and estimated future sales in order to identify inventory judged unlikely to be sold. A specific allowance for each material type will be carried if there is a significant event not captured by the statistical allowance. Examples are an end-of-life part or demand with imminent risk of cancellation.  Allowances are also calculated quarterly for instances where inventoried costs for individual products are in excess of market prices for those products. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors.

Impairment of acquisition-related intangibles and goodwill
We review acquisition-related intangible assets for impairment when certain indicators suggest an asset’s carrying amount may not be recoverable. Factors considered include the asset’s underperformance compared with expectations and shortened useful life due to planned changes in its use. Recoverability is determined by comparing the carrying amount of the asset to the estimated future undiscounted cash flow. If the future undiscounted cash flow is less than the carrying amount, an impairment charge would be recognized for the excess of the carrying amount over fair value, determined by utilizing a discounted cash flow technique. Additionally, in the case of an intangible asset that will continue to be used in future periods, a shortened useful life may be utilized if appropriate, resulting in accelerated amortization based upon the expected net realizable value of the asset at the date the asset will no longer be utilized.
We review goodwill for impairment annually, or more frequently if certain impairment indicators arise, such as significant changes in business climate, operating performance or competition, or upon the disposition of a significant portion of a reporting unit. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual test dates. This impairment review compares the fair value for each reporting unit containing goodwill to its carrying value. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, including projected future cash flows, discount rates based on weighted average cost of capital and future economic and market conditions. We base our fair-value estimates on assumptions we believe to be reasonable.
Actual cash flow amounts for future periods may differ from estimates used in impairment testing.

Changes in accounting standards

See Note 2 to the financial statements for information on new accounting standards.
Off-balance sheet arrangements

As of December 31, 2014, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and contingencies

See Note 13 to the financial statements for a discussion of our commitments and contingencies.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign exchange risk
The U.S. dollar is the functional currency for financial reporting. Our non-U.S. entities own assets or liabilities denominated in U.S. dollars or other currencies. Exchange rate fluctuations can have a significant impact on taxable income in those jurisdictions, and consequently on our effective tax rate.
Our balance sheet also reflects amounts remeasured from non-U.S. dollar currencies. Because most of the aggregate non-U.S. dollar balance sheet exposure is hedged by forward currency exchange contracts, based on year-end 2014 balances and currency exchange rates, a hypothetical 10 percent plus or minus fluctuation in non-U.S. currency exchange rates would result in a pre-tax currency exchange gain or loss of less than $1 million.
We use these forward currency exchange contracts to reduce the earnings impact exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. For example, at year-end 2014, we had forward currency exchange contracts outstanding with a notional value of $504 million to hedge net balance sheet exposures (including $183 million to sell Japanese yen, $163 million to sell euros and $29 million to sell British pound sterling). Similar hedging activities existed at year-end 2013.
Interest rate risk
We have the following potential exposure to changes in interest rates: (1) the effect of changes in interest rates on the fair value of our investments in cash equivalents and short-term investments, which could produce a gain or a loss; and (2) the effect of changes in interest rates on the fair value of our debt.

As of December 31, 2014, a hypothetical 100 basis point increase in interest rates would decrease the fair value of our investments in cash equivalents and short-term investments by $12 million and decrease the fair value of our long-term debt by $128 million. Because interest rates on our long-term debt are fixed, changes in interest rates would not affect the cash flows associated with long-term debt.
Equity risk
Long-term investments at year-end 2014 include the following:

•
Investments in mutual funds − includes mutual funds that were selected to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The mutual funds hold a variety of debt and equity investments.

•	Investments in venture capital funds − includes investments in limited partnerships (accounted for under either the equity or cost method).

•	Equity investments − includes non-marketable (non-publicly traded) equity securities.
Investments in mutual funds are stated at fair value. Changes in prices of the mutual fund investments are expected to offset related changes in deferred compensation liabilities such that a 10 percent increase or decrease in the investments' fair values would not materially affect operating results. Non-marketable equity securities and some venture capital funds are stated at cost. Impairments deemed to be other-than-temporary are expensed in Net income. Investments in the remaining venture capital funds are stated using the equity method. See Note 9 to the financial statements for details of equity and other long-term investments.

ITEM 8. Financial Statements and Supplementary Data.
Texas Instruments Incorporated and Subsidiaries
Index to Financial Statements (Item 15(a))

Consolidated financial statements
Income for each of the three years in the period ended December 31, 2014	28
Comprehensive income for each of the three years in the period ended December 31, 2014	29
Balance sheets at December 31, 2014 and 2013	30
Cash flows for each of the three years in the period ended December 31, 2014	31
Stockholders’ equity for each of the three years in the period ended December 31, 2014	32
Notes to financial statements	33
Report of independent registered public accounting firm	67

Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

	For Years Ended December 31,
Consolidated Statements of Income	2014	2013	2012
(Millions of dollars, except share and per-share amounts)
Revenue	$13,045	$12,205	$12,825
Cost of revenue (COR)	5,618	5,841	6,457
Gross profit	7,427	6,364	6,368
Research and development (R&D)	1,358	1,522	1,877
Selling, general and administrative (SG&A)	1,843	1,858	1,804
Acquisition charges	330	341	450
Restructuring charges/other	(51)	(189)	264
Operating profit	3,947	2,832	1,973
Other income (expense), net (OI&E)	21	17	47
Interest and debt expense	94	95	85
Income before income taxes	3,874	2,754	1,935
Provision for income taxes	1,053	592	176
Net income	$2,821	$2,162	$1,759

Earnings per common share (EPS):
Basic	$2.61	$1.94	$1.53
Diluted	$2.57	$1.91	$1.51

Average shares outstanding (millions):
Basic	1,065	1,098	1,132
Diluted	1,080	1,113	1,146

Cash dividends declared per common share	$1.24	$1.07	$0.72
As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$2,821	$2,162	$1,759
Income allocated to RSUs	(43)	(36)	(31)
Income allocated to common stock for diluted EPS	$2,778	$2,126	$1,728

See accompanying notes.

	For Years Ended December 31,
Consolidated Statements of Comprehensive Income	2014	2013	2012
(Millions of dollars)
Net income	$2,821	$2,162	$1,759
Other comprehensive income (loss)
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of tax benefit (expense) of $25, ($60) and $29	(46)	105	(81)
Recognized within Net income, net of tax benefit (expense) of ($21), ($37) and ($104)	42	71	160
Prior service cost of defined benefit plans:
Adjustment, net of tax benefit (expense) of $0, $1 and $1	(1)	(3)	(2)
Recognized within Net income, net of tax benefit (expense) of $0, $2 and $0	—	(3)	—
Derivative instruments:
Change in fair value, net of tax benefit (expense) of $0, $0 and $1	—	—	(3)
Recognized within Net income, net of tax benefit (expense) of ($1), ($1) and $0	1	1	—
Available-for-sale investments:
Unrealized gains (losses), net of tax benefit (expense) of $0, $0 and ($1)	—	—	3
Other comprehensive income (loss), net of taxes	(4)	171	77
Total comprehensive income	$2,817	$2,333	$1,836

See accompanying notes.

	December 31,
Consolidated Balance Sheets	2014	2013
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,199	$1,627
Short-term investments	2,342	2,202
Accounts receivable, net of allowances of ($12) and ($22)	1,246	1,203
Raw materials	101	102
Work in process	896	919
Finished goods	787	710
Inventories	1,784	1,731
Deferred income taxes	347	393
Prepaid expenses and other current assets	850	863
Total current assets	7,768	8,019
Property, plant and equipment at cost	6,266	6,556
Accumulated depreciation	(3,426)	(3,157)
Property, plant and equipment, net	2,840	3,399
Long-term investments	224	216
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,902	2,223
Deferred income taxes	172	207
Capitalized software licenses, net	83	118
Overfunded retirement plans	127	130
Other assets	244	264
Total assets	$17,722	$18,938

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,001	$1,000
Accounts payable	437	422
Accrued compensation	651	554
Income taxes payable	71	119
Deferred income taxes	4	1
Accrued expenses and other liabilities	498	651
Total current liabilities	2,662	2,747
Long-term debt	3,641	4,158
Underfunded retirement plans	225	216
Deferred income taxes	399	548
Deferred credits and other liabilities	405	462
Total liabilities	7,332	8,131
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares. Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares. Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,368	1,211
Retained earnings	29,653	28,173
Treasury common stock at cost. Shares: 2014 – 694,189,127; 2013 – 658,012,970	(21,840)	(19,790)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(532)	(528)
Total stockholders’ equity	10,390	10,807
Total liabilities and stockholders’ equity	$17,722	$18,938
See accompanying notes.

	For Years Ended December 31,
Consolidated Statements of Cash Flows	2014	2013	2012
(Millions of dollars)
Cash flows from operating activities
Net income	$2,821	$2,162	$1,759
Adjustments to Net income:
Depreciation	850	879	957
Amortization of acquisition-related intangibles	321	336	342
Amortization of capitalized software	59	82	102
Stock-based compensation	277	287	263
Gains on sales of assets	(73)	(6)	—
Deferred income taxes	(61)	50	130
Gain on transfer of Japan substitutional pension	—	—	(144)
Increase (decrease) from changes in:
Accounts receivable	(49)	16	311
Inventories	(53)	26	5
Prepaid expenses and other current assets	65	(136)	162
Accounts payable and accrued expenses	(194)	(284)	99
Accrued compensation	89	18	(82)
Income taxes payable	(81)	78	(229)
Changes in funded status of retirement plans	(58)	28	(198)
Other	(21)	(152)	(63)
Cash flows from operating activities	3,892	3,384	3,414

Cash flows from investing activities
Capital expenditures	(385)	(412)	(495)
Proceeds from asset sales	142	21	—
Purchases of short-term investments	(3,107)	(3,907)	(2,802)
Proceeds from short-term investments	2,966	4,249	2,198
Other	7	46	60
Cash flows from investing activities	(377)	(3)	(1,039)

Cash flows from financing activities
Proceeds from issuance of long-term debt	498	986	1,492
Repayment of debt and commercial paper borrowings	(1,000)	(1,500)	(1,375)
Dividends paid	(1,323)	(1,175)	(819)
Stock repurchases	(2,831)	(2,868)	(1,800)
Proceeds from common stock transactions	616	1,314	523
Excess tax benefit from share-based payments	100	80	38
Other	(3)	(7)	(10)
Cash flows from financing activities	(3,943)	(3,170)	(1,951)

Net change in Cash and cash equivalents	(428)	211	424
Cash and cash equivalents at beginning of period	1,627	1,416	992
Cash and cash equivalents at end of period	$1,199	$1,627	$1,416

See accompanying notes.

Consolidated Statements of Stockholders’ Equity	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
(Millions of dollars, except per-share amounts)
Balance, December 31, 2011	$1,741	$1,194	$26,278	$(17,485)	$(776)

2012
Net income	—	—	1,759	—	—
Dividends declared and paid ($0.72 per share)	—	—	(819)	—	—
Common stock issued for stock-based awards	—	(337)	—	823	—
Stock repurchases	—	—	—	(1,800)	—
Stock-based compensation	—	263	—	—	—
Tax impact from exercise of options	—	56	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	77
Dividend equivalents paid on restricted stock units	—	—	(13)	—	—
Balance, December 31, 2012	1,741	1,176	27,205	(18,462)	(699)

2013
Net income	—	—	2,162	—	—
Dividends declared and paid ($1.07 per share)	—	—	(1,175)	—	—
Common stock issued for stock-based awards	—	(273)	—	1,540	—
Stock repurchases	—	—	—	(2,868)	—
Stock-based compensation	—	287	—	—	—
Tax impact from exercise of options	—	25	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	171
Dividend equivalents paid on restricted stock units	—	—	(19)	—	—
Other	—	(4)	—	—	—
Balance, December 31, 2013	1,741	1,211	28,173	(19,790)	(528)

2014
Net income	—	—	2,821	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,323)	—	—
Common stock issued for stock-based awards	—	(226)	—	781	—
Stock repurchases	—	—	—	(2,831)	—
Stock-based compensation	—	277	—	—	—
Tax impact from exercise of options	—	110	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(4)
Dividend equivalents paid on restricted stock units	—	—	(18)	—	—
Other	—	(4)	—	—	—
Balance, December 31, 2014	$1,741	$1,368	$29,653	$(21,840)	$(532)

See accompanying notes.

Notes to financial statements

1. Description of business, including segment and geographic area information

We design, make and sell semiconductors to electronics designers and manufacturers all over the world. We have two reportable segments, which are established along major categories of products as follows:

•
Analog – consists of the following product lines: High Volume Analog & Logic; Power Management; High Performance Analog; and Silicon Valley Analog, which consists primarily of products that we acquired through our purchase of National Semiconductor Corporation (National) in 2011.

•	Embedded Processing – consists of the following product lines: Processor, Microcontrollers and Connectivity.
We report the results of our remaining business activities in Other. Other includes operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments. Other includes DLP® products, custom application-specific integrated circuits, calculators, royalties, and products from our former Wireless segment, which was eliminated effective January 1, 2013.
We also include in Other items that are not used in evaluating the results of or in allocating resources to our segments. These include acquisition-related charges (see Note 3); restructuring charges (see Note 4); and certain corporate-level items, such as litigation expenses, environmental costs, insurance settlements, and gains and losses from other activities, including asset dispositions. We allocate the remainder of our expenses associated with corporate activities to our operating segments based on specific methodologies, such as percentage of operating expenses or headcount.
Our centralized manufacturing and support organizations, such as facilities, procurement and logistics, provide support to our operating segments, including those in Other. Costs incurred by these organizations, including depreciation, are charged to the segments on a per-unit basis. Consequently, depreciation expense is not an independently identifiable component within the segments’ results and, therefore, is not provided. The assets and liabilities associated with these organizations are included in Other.

With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the chief operating decision maker evaluate operating segments using discrete asset information. There was no significant intersegment revenue. The accounting policies of the segments are the same as those described below in the summary of significant accounting policies and practices.

Segment information

	For Years Ended December 31,
	2014	2013	2012
Revenue:
Analog	$8,104	$7,194	$6,998
Embedded Processing	2,740	2,450	2,257
Other	2,201	2,561	3,570
Total revenue	$13,045	$12,205	$12,825
Operating profit:
Analog	$2,786	$1,859	$1,650
Embedded Processing	384	185	158
Other	777	788	165
Total operating profit	$3,947	$2,832	$1,973

Geographic area information

The following geographic area information includes revenue, based on product shipment destination and royalty payor location, and property, plant and equipment, based on physical location:

	For Years Ended December 31,
	2014	2013	2012
Revenue:
United States	$1,625	$1,666	$1,596
Asia (a)	7,915	7,370	7,808
Europe	2,293	1,926	1,861
Japan	1,032	1,072	1,357
Rest of world	180	171	203
Total revenue	$13,045	$12,205	$12,825

(a) Revenue from products shipped into China, including Hong Kong, was $5.7 billion in 2014, $5.2 billion in 2013 and $5.4 billion in 2012.

	December 31,
	2014	2013	2012
Property, plant and equipment, net:
United States	$1,436	$1,765	$1,931
Asia	1,096	1,277	1,547
Europe	162	196	241
Japan	124	144	174
Rest of world	22	17	19
Total property, plant and equipment, net	$2,840	$3,399	$3,912

2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The basis of these financial statements is comparable for all periods presented herein.

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated. We have reclassified certain amounts in the prior periods’ financial statements to conform to the 2014 presentation. The preparation of financial statements requires the use of estimates from which final results may vary.

Significant accounting policies and practices

Revenue recognition

We recognize revenue from sales of our products, including direct sales to our distributors, when title and risk of loss pass, which usually occurs upon shipment or delivery to the customer or distributor, depending upon the terms of the sales order; when persuasive evidence of an arrangement exists; when sales amounts are fixed or determinable; and when collectability is reasonably assured. For sales to distributors, payment is due on our standard commercial terms and is not contingent upon resale of the products. In 2014, about 60 percent of our revenue was generated from sales of our products to distributors.

We recognize revenue net of allowances, which are management’s estimates of future credits to be granted to customers or distributors under programs common in the semiconductor industry. These allowances are based on analysis of historical data, current economic conditions, and contractual terms and are recorded when revenue is recognized. Allowances may include volume-based incentives, product returns due to quality issues, incentives designed to maximize growth opportunities and special pricing arrangements. For instance, we sell to distributors at standard published prices, but we may grant them price adjustment credits in response to individual competitive opportunities. To estimate allowances, we use statistical percentages of revenue, which are determined quarterly based upon recent historical adjustment trends. Historical claims data are maintained for each of the programs, with differences among geographic regions taken into consideration. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in distributor revenue and inventory levels. Allowances are also adjusted when recent historical data do not represent anticipated future activity.

We may also provide distributors an allowance to scrap certain slow-selling or obsolete products in their inventory, estimated as a negotiated fixed percentage of each distributor’s purchases from us. In addition, if we publish a new price for a product that is lower than that paid by distributors for the same product still remaining in each distributor’s on-hand inventory, we may credit them for the difference between those prices. The allowance for this type of credit is based on the identified product price difference applied to our estimate of each distributor’s on-hand inventory of that product.

We believe we can reasonably and reliably estimate allowances for credits to distributors in a timely manner.

Revenue from sales of our products that are subject to inventory consignment agreements, including consignment arrangements with distributors, is recognized in accordance with the principles discussed above, but delivery occurs when the customer or distributor pulls product from consignment inventory that we store at designated locations. About 60 percent of our distributor revenue is generated from sales of consigned inventory. The allowances we record against this revenue are not material.

We determine the amount and timing of royalty revenue based on our contractual agreements with intellectual property licensees. We recognize royalty revenue when earned under the terms of the agreements and when we consider realization of payment to be probable.

In addition, we record allowances for accounts receivable that we estimate may not be collected. We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. When collection is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made.

We recognize shipping fees received from customers in revenue, and we include the shipping and handling costs in COR.
Advertising costs

We expense advertising and other promotional costs as incurred. This expense was $45 million in 2014, $46 million in 2013 and $46 million in 2012.
Restructuring charges

Restructuring charges may consist of voluntary or involuntary severance-related charges, asset-related charges and other costs due to exit activities. We recognize voluntary termination benefits when the employee accepts the offered benefit arrangement. We recognize involuntary severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. If the former, we recognize the charges once they are probable and the amounts are estimable. If the latter, we recognize the charges once the benefits have been communicated to employees.

Restructuring activities associated with assets are recorded as an adjustment to the basis of the asset, not as a liability. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we accelerate the recognition of depreciation to reflect the use of the asset over its shortened useful life. When an asset is held to be sold, we write down the carrying value to its net realizable value and cease depreciation. Restructuring actions may be viewed as an impairment indicator requiring testing of the recoverability of intangible assets, including goodwill.

Income taxes

We account for income taxes using an asset and liability approach. We record the amount of taxes payable or refundable for the current year and the deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements or tax returns. We record a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.
Other assessed taxes

Some transactions require us to collect taxes such as sales, value-added and excise taxes from our customers. These transactions are presented in our Consolidated Statements of Income on a net (excluded from revenue) basis.
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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Years Ended December 31,
	2014			2013			2012
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$2,821			$2,162			$1,759
Income allocated to RSUs	(44)			(37)			(31)
Income allocated to common stock for basic EPS calculation	$2,777	1,065	$2.61	$2,125	1,098	$1.94	$1,728	1,132	$1.53

Adjustment for dilutive shares:
Stock-based compensation plans		15			15			14

Diluted EPS:
Net income	$2,821			$2,162			$1,759
Income allocated to RSUs	(43)			(36)			(31)
Income allocated to common stock for diluted EPS calculation	$2,778	1,080	$2.57	$2,126	1,113	$1.91	$1,728	1,146	$1.51

Potentially dilutive securities representing 11 million and 52 million shares of common stock that were outstanding during 2014 and 2012, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive. There were no potentially dilutive securities to exclude from the computation of diluted earnings per common share during 2013.

Investments
We present investments on our Consolidated Balance Sheets as cash equivalents, short-term investments or long-term investments. Specific details are as follows:

•
Cash equivalents and short-term investments: We consider investments in debt securities with maturities of 90 days or less from the date of our investment to be cash equivalents. We consider investments in debt securities with maturities beyond 90 days from the date of our investment as being available for use in current operations and include them in short-term investments. The primary objectives of our cash equivalent and short-term investment activities are to preserve capital and maintain liquidity while generating appropriate returns.

•	Long-term investments: Long-term investments consist of mutual funds, venture capital funds and non-marketable equity securities.

•
Classification of investments: Depending on our reasons for holding the investment and our ownership percentage, we classify our investments as either available for sale, trading, equity method or cost method, which are more fully described in Note 9. We determine cost or amortized cost, as appropriate, on a specific identification basis.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost is generally computed on a currently adjusted standard cost basis, which approximates cost on a first-in first-out basis. Standard cost is based on the normal utilization of installed factory capacity. Cost associated with underutilization of capacity is expensed as incurred. Inventory held at consignment locations is included in our finished goods inventory. Consigned inventory was $258 million and $202 million as of December 31, 2014 and 2013, respectively.

We review inventory quarterly for salability and obsolescence. A statistical allowance is provided for inventory considered unlikely to be sold. The statistical allowance is based on an analysis of historical disposal activity, historical customer shipments, as well as estimated future sales. A specific allowance for each material type will be carried if there is a significant event not captured by the statistical allowance. We write off inventory in the period in which disposal occurs.

Property, plant and equipment; acquisition-related intangibles and other capitalized costs

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Our cost basis includes certain assets acquired in business combinations that were initially recorded at fair value as of the date of acquisition. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. We amortize acquisition-related intangibles on a straight-line basis over the estimated economic life of the assets. Capitalized software licenses generally are amortized on a straight-line basis over the term of the license. Fully depreciated or amortized assets are written off against accumulated depreciation or amortization.
Impairments of long-lived assets

We regularly review whether facts or circumstances exist that indicate the carrying values of property, plant and equipment or other long-lived assets, including intangible assets, are impaired. We assess the recoverability of assets by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Any impairment charge is based on the excess of the carrying amount over the fair value of those assets. Fair value is determined by available market valuations, if applicable, or by discounted cash flows.
Goodwill and indefinite-lived intangibles

Goodwill is not amortized but is reviewed for impairment annually or more frequently if certain impairment indicators arise. We perform our annual goodwill impairment test as of October 1 for our reporting units, which compares the fair value for each reporting unit to its associated carrying value, including goodwill. See Note 10 for additional information.

Foreign currency

The functional currency for our non-U.S. subsidiaries is the U.S. dollar. Accounts recorded in currencies other than the U.S. dollar are remeasured into the functional currency. Current assets (except inventories), deferred income taxes, other assets, current liabilities and long-term liabilities are remeasured at exchange rates in effect at the end of each reporting period. Property, plant and equipment with associated depreciation and inventories are valued at historic exchange rates. Revenue and expense accounts other than depreciation for each month are remeasured at the appropriate daily rate of exchange. Currency exchange gains and losses from remeasurement are credited or charged to OI&E.
Derivatives and hedging

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

In connection with the issuance of long-term debt, we use financial derivatives such as treasury rate lock agreements that are recognized in AOCI and amortized over the life of the related debt. The results of these derivative transactions have not been material.

We do not use derivatives for speculative or trading purposes.
Changes in accounting standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard raises the threshold at which a disposal qualifies as a discontinued operation. Under the new guidance, only a disposal representing a strategic shift in operations that has or will have a major effect on an entity’s operations and financial results, such as a disposal of a major geographic area or a major line of business, should be presented as discontinued operations. In addition, the new standard requires additional disclosures of both discontinued operations and certain other disposals that do not meet the revised definition of a discontinued operation. This standard is effective for annual and interim reporting periods beginning as of January 1, 2015. In the event that a future disposition meets the revised criteria, we expect that this standard will have an impact on the presentation of our financial statements, and we will provide the appropriate disclosures at that time.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016. We expect it will have no impact on our financial position and results of operations.

3. Acquisition charges
We incurred various costs as a result of the 2011 acquisition of National that are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments. Total acquisition-related charges are detailed below:

	For Years Ended December 31,
	2014	2013	2012
Amortization of intangible assets	$319	$323	$325
Stock-based compensation	11	11	17
Retention bonuses	—	7	57
Severance and other benefits	—	—	16
Transaction and other costs	—	—	35
As recorded in Acquisition charges	330	341	450
As recorded in COR	—	—	21
Total acquisition-related charges	$330	$341	$471

Acquisition charges

The amount of recognized amortization of intangible assets resulting from the National acquisition is based on estimated useful lives. See Note 10 for additional information.

Stock-based compensation was recognized for the accelerated vesting of equity awards upon the termination of employees, with additional compensation being recognized over the applicable vesting period for the remaining grantees.

Retention bonuses reflect amounts paid to former National employees who fulfilled agreed-upon service period obligations and that were recognized ratably over the required service period.

Severance and other benefits costs were for former National employees who were terminated after the closing date. About 350 jobs were eliminated by the end of 2012 as a result of redundancies and cost efficiency measures. As of December 31, 2014, a total of $86 million in cumulative charges have been recognized, of which $84 million has been paid, including $41 million related to change of control provisions under existing employment agreements.

Transaction and other costs included various expenses incurred in connection with the National acquisition.

COR

In 2011, we discontinued using one of National’s distributors. We acquired the distributor’s inventory at fair value, resulting in an incremental charge of $21 million to COR upon sale of the inventory in 2012.

4. Restructuring charges/other

Restructuring charges/other is comprised of the following components:

	For Years Ended December 31,
	2014	2013	2012
Restructuring charges by action:
2013 actions
Severance and benefits cost (a)	$16	$49	$—
Other exit costs	10	—	—
	26	49	—
Prior actions
Severance and benefits cost (a)	(6)	36	251
Accelerated depreciation	1	11	21
Other exit costs (a)	(1)	30	128
	(6)	77	400
Total restructuring charges	20	126	400

Other:
Gains on sales of assets	(75)	—	—
Gain on technology transfer	—	(315)	—
Gain on transfer of Japan substitutional pension	—	—	(144)
Other	4	—	8
Restructuring charges/other	$(51)	$(189)	$264

(a) Includes changes in estimates.

Restructuring charges/other are recognized in Other for segment reporting purposes. Restructuring actions related to the acquisition of National are discussed in Note 3 and the associated costs are reflected in the Acquisition charges line of our Consolidated Statements of Income.

2013 actions

We announced in January 2014 cost-saving actions in Embedded Processing and in Japan to reduce expenses and focus our investments on markets with greater potential for sustainable growth and strong long-term returns. We expect the actions to be completed by mid-2015. Cost reductions include the elimination of about 1,100 jobs worldwide. Through December 31, 2014, we have recognized $75 million in cumulative restructuring charges, with no further material charges expected. As of December 31, 2014, $43 million has been paid to terminated employees for severance and benefits.

Prior actions

In 2012, we announced a restructuring of our Wireless business to reduce expenses and focus our investments on markets with greater potential for sustainable growth and strong long-term returns. This action was completed in 2013. We recognized $383 million in cumulative restructuring charges, including a $90 million impairment of goodwill. As of December 31, 2014, $247 million has been paid to terminated employees for severance and benefits.

Also in 2012, we announced closure of two older semiconductor manufacturing facilities in Houston, Texas, and Hiji, Japan. We recognized $200 million in cumulative restructuring charges related to these closures, completing both by the end of 2013. As of December 31, 2014, $103 million has been paid to terminated employees for severance and benefits.

As of December 31, 2014 and 2013, we carried immaterial liabilities related to actions commenced in 2008 and 2009. The related expense was recognized in periods prior to 2011.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2013 Actions		Prior Actions
	Severance and Benefits	Other Charges	Severance and Benefits	Other Charges	Total
Accrual at December 31, 2011	$—	$—	$109	$7	$116
Restructuring charges (a)	—	—	251	149	400
Non-cash items (b)	—	—	3	(124)	(121)
Payments	—	—	(23)	(23)	(46)
Remaining accrual at December 31, 2012	—	—	340	9	349

Restructuring charges (a)	49	—	36	41	126
Non-cash items (b)	—	—	(5)	(17)	(22)
Payments	—	—	(266)	(26)	(292)
Remaining accrual at December 31, 2013	49	—	105	7	161

Restructuring charges (a)	16	10	(6)	—	20
Payments	(43)	(1)	(73)	(7)	(124)
Remaining accrual at December 31, 2014	$22	$9	$26	$—	$57

(a) Includes changes in estimates.
(b) Reflects charges for goodwill impairment, stock-based compensation, impacts of postretirement benefit plans and accelerated depreciation.

The accrual balances above are primarily reported as a component of either Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

Other

Gains on sales of assets

We recognized $75 million of gains on sales of assets in 2014. This consisted of $30 million associated with the sale of our site in Nice, France; $28 million associated with the sales of real estate in Santa Clara, California; and $17 million of asset sales associated primarily with the closure of our Houston, Texas, and Hiji, Japan, manufacturing facilities.

Gain on technology transfer

During 2013, we recognized a gain of $315 million on the transfer of wireless connectivity technology to a customer. This technology was associated with the former Wireless business.

Gain on transfer of Japan substitutional pension

During 2012, we transferred the obligations and assets of the substitutional portion of our Japan pension plan to the government of Japan, resulting in a net gain of $144 million. See Note 11 for additional details.

5. Stock-based compensation

We have stock options outstanding to participants under long-term incentive plans. We also have assumed stock options that were granted by companies that we later acquired. Unless the options are acquisition-related replacement options, the option price per share may not be less than 100 percent of the fair market value of our common stock on the date of the grant. Substantially all the options have a 10-year term and vest ratably over four years. Our options generally continue to vest after the option recipient retires.

We also have RSUs outstanding under long-term incentive plans. Each RSU represents the right to receive one share of TI common stock on the vesting date, which is generally four years after the date of grant. Upon vesting, the shares are issued without payment by the grantee. Beginning with 2013 grants, RSUs generally continue to vest after the recipient retires. Holders of most RSUs receive an annual cash payment equivalent to the dividends paid on our common stock.

We have options and RSUs outstanding to non-employee directors under director compensation plans. The plans generally provide for annual grants of stock options and RSUs, a one-time grant of RSUs to each new non-employee director and the issuance of TI common stock upon the distribution of stock units credited to deferred compensation accounts established for such directors.

We also have an employee stock purchase plan under which options are offered to all eligible employees in amounts based on a percentage of the employee’s compensation, subject to a cap. Under the plan, the option price per share is 85 percent of the fair market value on the exercise date, and options have a three-month term.

Total stock-based compensation expense recognized was as follows:

	For Years Ended December 31,
	2014	2013	2012
Stock-based compensation expense recognized in:
COR	$48	$49	$48
R&D	62	67	71
SG&A	156	160	127
Acquisition charges	11	11	17
Total	$277	$287	$263

These amounts include expenses related to non-qualified stock options, RSUs and stock options offered under our employee stock purchase plan and are net of expected forfeitures.

We issue awards of non-qualified stock options with graded vesting provisions (e.g., 25 percent per year for four years). Generally, we recognize the related compensation expense on a straight-line basis over the minimum service period required for vesting of the award, adjusting for expected forfeiture activity. Awards issued to employees who are retirement eligible or nearing retirement eligibility are expensed on an accelerated basis.

Our RSUs generally vest four years after the date of grant. We recognize the related compensation expense on a straight-line basis over the vesting period, adjusting for expected forfeiture activity. Beginning with 2013 grants, RSUs issued to employees who are retirement eligible or nearing retirement eligibility are expensed on an accelerated basis.

Fair-value methods and assumptions

We account for all awards granted under our various stock-based compensation plans at fair value. We estimate the fair values for non-qualified stock options using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions.

	For Years Ended December 31,
	2014	2013	2012
Weighted average grant date fair value, per share	$8.13	$6.78	$8.31
Weighted average assumptions used:
Expected volatility	22%	26%	30%
Expected lives (in years)	7.3	7.4	7.1
Risk-free interest rates	2.45%	1.43%	1.40%
Expected dividend yields	2.72%	2.56%	2.10%

We determine expected volatility on all options granted using available implied volatility rates. We believe that market-based measures of implied volatility are currently the best available indicators of the expected volatility used in these estimates.

We determine expected lives of options based on the historical option exercise experience of our optionees using a rolling 10-year average. We believe the historical experience method is the best estimate of future exercise patterns currently available.

Risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

Expected dividend yields are based on the annualized approved quarterly dividend rate and the current market price of our common stock at the time of grant. No assumption for a future dividend rate change is included unless there is an approved plan to change the dividend in the near term.

The fair value per share of RSUs is determined based on the closing price of our common stock on the date of grant.

Our employee stock purchase plan is a discount-purchase plan and consequently the Black-Scholes-Merton option-pricing model is not used to determine the fair value per share of these awards. The fair value per share under this plan equals the amount of the discount.

Long-term incentive and director compensation plans

Stock option and RSU transactions under our long-term incentive and director compensation plans during 2014 were as follows:

	Stock Options		RSUs
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding grants, December 31, 2013	64,930,540	$28.98	20,892,022	$29.94
Granted	14,053,185	44.11	3,184,237	44.71
Vested RSUs	—	—	(5,609,627)	23.68
Forfeited and expired	(1,832,897)	36.54	(1,162,817)	33.22
Exercised	(19,503,382)	27.75	—	—
Outstanding grants, December 31, 2014	57,647,446	32.84	17,303,815	34.47

The weighted average grant date fair value of RSUs granted during the years 2014, 2013 and 2012 was $44.71, $33.70 and $31.60 per share, respectively. For the years ended December 31, 2014, 2013 and 2012, the total grant date fair value of shares vested from RSU grants was $133 million, $98 million and $120 million, respectively.

Summarized information about stock options outstanding at December 31, 2014, is as follows:

	Stock Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (Shares)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share	Number Exercisable (Shares)	Weighted Average Exercise Price per Share
$14.47 to 20.00	4,061,577	4.0	$14.98	4,061,577	$14.98
20.01 to 30.00	11,270,125	3.7	25.47	11,250,200	25.46
30.01 to 40.00	28,910,636	6.5	33.00	12,288,339	33.14
40.01 to 50.00	13,399,020	9.1	44.10	1,750	42.66
50.01 to 55.41	6,088	9.9	55.41	—	—
14.47 to 55.41	57,647,446	6.4	32.84	27,601,866	27.34

During the years ended December 31, 2014, 2013 and 2012, the aggregate intrinsic value (i.e., the difference in the closing market price on the date of exercise and the exercise price paid by the optionee) of options exercised was $367 million, $427 million and $244 million, respectively.

Summarized information as of December 31, 2014, about outstanding stock options that are vested and expected to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest) (a)	Options Exercisable
Number of outstanding (shares)	56,328,323	27,601,866
Weighted average remaining contractual life (in years)	6.3	4.4
Weighted average exercise price per share	$32.69	$27.34
Intrinsic value (millions of dollars)	$1,170	$721

(a) Includes effects of expected forfeitures of approximately 1 million shares. Excluding the effects of expected forfeitures, the aggregate intrinsic value of stock options outstanding was $1,189 million.

As of December 31, 2014, the total future compensation cost related to equity awards not yet recognized in the Consolidated Statements of Income was $308 million, consisting of $113 million related to unvested stock options and $195 million related to unvested RSUs. The $308 million is expected to be recognized as follows: $168 million in 2015, $91 million in 2016, $44 million in 2017 and $5 million in 2018.

Director deferred compensation

Directors who retire or resign from the board may receive stock distributions for compensation they elected to defer. For these stock distributions, we issued treasury shares. Director deferred stock activity during 2014 was as follows:

Director Deferred Stock (Shares)
Outstanding, December 31, 2013	129,264
New shares deferred	13,636
Issued	(7,178)
Outstanding, December 31, 2014	135,722

Employee stock purchase plan

Options outstanding under the employee stock purchase plan at December 31, 2014, had an exercise price equal to 85 percent of the fair market value of TI common stock on the date of automatic exercise. The automatic exercise occurred on January 2, 2015, resulting in an exercise price of $45.46 per share. Of the total outstanding options, none were exercisable at year-end 2014.

Employee stock purchase plan transactions during 2014 were as follows:

	Employee Stock Purchase Plan (Shares)	Exercise Price
Outstanding grants, December 31, 2013	485,408	$36.64
Granted	1,673,479	41.60
Exercised	(1,784,184)	39.44
Outstanding grants, December 31, 2014	374,703	45.46

The weighted average grant date fair value of options granted under the employee stock purchase plans during the years 2014, 2013 and 2012 was $7.34, $5.71 and $4.52 per share, respectively. During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of options exercised under these plans was $12 million, $13 million and $13 million, respectively.

Effect on shares outstanding and treasury shares
Treasury shares were acquired in connection with the board-authorized stock repurchase program. As of December 31, 2014, $3.17 billion of stock repurchase authorizations remain, and no expiration date has been specified.

Our current practice is to issue shares of common stock from treasury shares upon exercise of stock options, distribution of director deferred compensation and vesting of RSUs. The table below reflects the changes in our treasury shares:

	Stock Options	RSUs	Treasury Shares
Balance, December 31, 2011			601,131,631
Repurchases			59,757,780
Shares used for:
Stock options/RSUs	(22,409,816)	(4,182,928)
Previously unissued common shares (a)	180,955	4,593
Stock applied to taxes	—	990,845
ESPP	(2,829,498)	—
Director deferred stock	—	—	(6,592)
Total issued	(25,058,359)	(3,187,490)	(28,245,849)
Balance, December 31, 2012			632,636,970

Repurchases			77,564,013
Shares used for:
Stock options/RSUs	(45,507,711)	(5,741,981)
Stock applied to taxes	—	1,461,422
ESPP	(2,386,834)	—
Director deferred stock	—	—	(12,909)
Total issued	(47,894,545)	(4,280,559)	(52,175,104)
Balance, December 31, 2013			658,012,970

Repurchases			61,665,209
Shares used for:
Stock options/RSUs	(19,503,382)	(5,609,627)
Stock applied to exercises or taxes	6,618	1,408,701
ESPP	(1,784,184)	—
Director deferred stock	—	—	(7,178)
Total issued	(21,280,948)	(4,200,926)	(25,481,874)
Balance, December 31, 2014			694,189,127

(a) Beginning in 2013, only treasury shares were issued.

Shares available for future grants and reserved for issuance are summarized below:

	December 31, 2014
Shares	Long-Term Incentive and Director Compensation Plans	Employee Stock Purchase Plan	Total
Reserved for issuance (a)	121,127,656	39,565,038	160,692,694
Shares to be issued upon exercise of outstanding options and RSUs (a)	(75,086,983)	(374,703)	(75,461,686)
Available for future grants	46,040,673	39,190,335	85,231,008

(a) Includes 135,722 shares credited to directors’ deferred stock accounts that settle in shares of TI common stock. These shares are not included as grants outstanding at December 31, 2014.

The effects on cash flows were as follows:

	For Years Ended December 31,
	2014	2013	2012
Proceeds from common stock transactions	$616	$1,314	$523
Tax benefit realized from stock options exercised	218	227	133

6. Profit sharing plans

Profit sharing benefits are generally formulaic and determined by one or more subsidiary or company-wide financial metrics. We pay profit sharing benefits primarily under the company-wide TI Employee Profit Sharing Plan. This plan provides for profit sharing to be paid based solely on TI’s operating margin for the full calendar year. Under this plan, TI must achieve a minimum threshold of 10 percent operating margin before any profit sharing is paid. At 10 percent operating margin, profit sharing will be 2 percent of eligible payroll. The maximum amount of profit sharing available under the plan is 20 percent of eligible payroll, which is paid only if TI’s operating margin is at or above 35 percent for a full calendar year.

We recognized $269 million, $161 million and $96 million of profit sharing expense under the TI Employee Profit Sharing Plan in 2014, 2013 and 2012, respectively.

7. Income taxes

Income before Income Taxes

	U.S.	Non-U.S.	Total
2014	$2,684	$1,190	$3,874
2013	1,507	1,247	2,754
2012	319	1,616	1,935

Provision (Benefit) for Income Taxes

	U.S. Federal	Non-U.S.	U.S. State	Total
2014
Current	$911	$194	$9	$1,114
Deferred	(73)	11	1	(61)
Total	$838	$205	$10	$1,053

2013
Current	$291	$247	$4	$542
Deferred	17	33	—	50
Total	$308	$280	$4	$592

2012
Current	$(108)	$156	$(2)	$46
Deferred	65	65	—	130
Total	$(43)	$221	$(2)	$176

Principal reconciling items from income tax computed at the statutory federal rate follow:

	For Years Ended December 31,
	2014	2013	2012
Computed tax at statutory rate	$1,356	$964	$677
Non-U.S. effective tax rates	(212)	(156)	(345)
U.S. R&D tax credit	(59)	(129)	—
U.S. tax benefit for manufacturing	(51)	(66)	(158)
Impact of changes to uncertain tax positions	3	(14)	(88)
Non-deductible expenses	6	13	42
Other	10	(20)	48
Total provision for income taxes	$1,053	$592	$176

The total provision for 2013 in the reconciliation above includes $79 million of discrete tax benefits primarily for the reinstatement of the U.S. R&D tax credit retroactive to 2012.

Included in the non-U.S. effective tax rates reconciling item are benefits from tax holidays of $44 million, $40 million and $51 million in 2014, 2013 and 2012, respectively. The tax benefits relate to our operations in Malaysia and the Philippines, and expire in 2018 and 2017, respectively. The terms of the Malaysia tax holiday are currently under governmental review as required for the end of the first five years of the holiday period. We do not expect any potential change in the holiday to have a material impact on the financial statements.

The total provision for 2012 includes $252 million of discrete tax benefits primarily for additional U.S. tax benefits for manufacturing related to the years 2000 through 2011 and, to a lesser extent, audit adjustments.

The primary components of deferred income tax assets and liabilities were as follows:

	December 31,
	2014	2013
Deferred income tax assets:
Deferred loss and tax credit carryforwards	$289	$345
Accrued expenses	248	265
Stock-based compensation	238	262
Inventories and related reserves	157	162
Retirement costs for defined benefit and retiree health care	96	101
Other	122	148
	1,150	1,283
Valuation allowance	(195)	(219)
	955	1,064
Deferred income tax liabilities:
Acquisition-related intangibles and fair-value adjustments	(688)	(804)
International earnings	(104)	(121)
Property, plant and equipment	(10)	(57)
Other	(37)	(31)
	(839)	(1,013)
Net deferred income tax asset	$116	$51

The deferred income tax assets and liabilities based on tax jurisdictions are presented on the Consolidated Balance Sheets as follows:

	December 31,
	2014	2013
Current deferred income tax assets	$347	$393
Noncurrent deferred income tax assets	172	207
Current deferred income tax liabilities	(4)	(1)
Noncurrent deferred income tax liabilities	(399)	(548)
Net deferred income tax asset	$116	$51

We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. This assessment is based on our evaluation of relevant criteria, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and expectations for future taxable income. In 2014, we recognized a net decrease of $24 million in our valuation allowance, due to unutilized tax credits.

We have U.S. and non-U.S. tax loss carryforwards of approximately $108 million, none of which will expire before the year 2024.

A provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from these subsidiaries are expected to result in additional tax liability. The remaining undistributed earnings of approximately $7.67 billion at December 31, 2014, have been indefinitely reinvested outside of the United States; therefore, no U.S. tax provision has been made for taxes due upon remittance of these earnings. The indefinitely reinvested earnings of our non-U.S. subsidiaries are primarily invested in working capital and property, plant and equipment. Determination of the amount of unrecognized deferred income tax liability is not practical because of the complexities associated with its hypothetical calculation.

Cash payments made for income taxes, net of refunds, were $1.104 billion, $569 million and $171 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Uncertain tax positions

We operate in a number of tax jurisdictions, and our income tax returns are subject to examination by tax authorities in those jurisdictions who may challenge any item on these tax returns. Because the matters challenged by authorities are typically complex, their ultimate outcome is uncertain. Before any benefit can be recorded in the financial statements, we must determine that it is “more likely than not” that a tax position will be sustained by the appropriate tax authorities. We recognize accrued interest related to uncertain tax positions and penalties as components of OI&E.

The changes in the total amounts of uncertain tax positions are summarized as follows:

	2014	2013	2012
Balance, January 1	$91	$184	$210
Additions based on tax positions related to the current year	10	7	12
Additions for tax positions of prior years	52	19	45
Reductions for tax positions of prior years	(9)	(10)	(92)
Settlements with tax authorities	(36)	(96)	39
Expiration of the statute of limitations for assessing taxes	—	(13)	(30)
Balance, December 31	$108	$91	$184

Interest income (expense) recognized in the year ended December 31	$6	$(10)	$32

Interest receivable (payable) as of December 31	$—	$(5)	$8

The liability for uncertain tax positions and interest payable are components of Deferred credits and other liabilities on our Consolidated Balance Sheets. Interest receivable is a component of Other assets on our Consolidated Balance Sheets.

The $108 million liability for uncertain tax positions as of December 31, 2014, is comprised of positions that, if recognized, would impact the tax rate. If these tax liabilities are ultimately realized, $56 million of existing deferred tax assets would also be realized, related to refunds from counterparty jurisdictions resulting from procedures for relief from double taxation. Regarding the $108 million liability:

•
About $76 million of the liability represents uncertain tax positions for tax years in jurisdictions in which audit assessments have not been made. Of this liability, $52 million relates to the cumulative effect of a tax depreciation-related method change. The balance of this liability is primarily related to transfer pricing issues for which procedures for relief from double taxation will mitigate the tax rate impact of any difference between the actual tax assessments and our estimates.

•
About $32 million of the liability represents audit assessments. Of the liability, $29 million is related to transfer pricing issues for which there are ongoing procedures for relief from double taxation. Settlement of the $29 million is subject to timely completion of the tax treaty processes and a significant portion of that liability may be settled within the next 12 months. Settlement will not have a significant tax rate impact, as the tax rates of the counterparty jurisdictions are similar.

All of the $91 million liability for uncertain tax positions as of December 31, 2013, is made up of positions that, if recognized, would impact the tax rate. If these tax liabilities are ultimately realized, $76 million of deferred tax assets would also be realized, primarily related to refunds from counterparty jurisdictions resulting from procedures for relief from double taxation.

As of December 31, 2014, the statute of limitations remains open for U.S. federal tax returns for 2010 and following years. Audit activities related to our U.S. federal tax returns through 2009 have been completed except for certain pending tax treaty procedures for relief from double taxation and the review of refunds claimed on amended returns for years prior to 2010. The procedures for relief from double taxation pertain to U.S. federal tax returns for the years 2004 through 2010.

In non-U.S. jurisdictions, the years open to audit represent the years still open under the statute of limitations. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years before 2007.

8. Financial instruments and risk concentration

Financial instruments

We hold derivative financial instruments such as forward foreign currency exchange contracts, the fair value of which was not material as of December 31, 2014. Our forward foreign currency exchange contracts outstanding as of December 31, 2014, had a notional value of $504 million to hedge our non-U.S. dollar net balance sheet exposures, including $183 million to sell Japanese yen, $163 million to sell euros and $29 million to sell British pound sterling. Prior to the second quarter of 2013, we also held interest rate swaps. See Note 12 for more details.

Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our postretirement plan assets and deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 9 for a description of fair value and the definition of Level 2 inputs.

Risk concentration

We are subject to counterparty risk from financial institutions, customers and issuers of debt securities. Financial instruments that could subject us to concentrations of credit risk are primarily cash deposits, cash equivalents, short-term investments and accounts receivable. To manage our credit risk exposure, we place cash investments in investment-grade debt securities and limit the amount of credit exposure to any one issuer. We also limit counterparties on cash deposits and financial derivative contracts to financial institutions with investment-grade ratings.

Concentrations of credit risk with respect to accounts receivable are limited due to our large number of customers and their dispersion across different industries and geographic areas. We maintain allowances for expected returns, disputes, adjustments, incentives and collectability. These allowances are deducted from accounts receivable on our Consolidated Balance Sheets.

Details of these accounts receivable allowances are as follows:

	2014	2013	2012
Balance, January 1	$22	$31	$19
Additions charged (credited) to operating results	(9)	(9)	12
Recoveries and write-offs, net	(1)	—	—
Balance, December 31	$12	$22	$31

9. Valuation of debt and equity investments and certain liabilities

Debt and equity investments

We classify our investments as either available for sale, trading, equity method or cost method. Most of our investments are classified as available for sale.

Available-for-sale and trading securities are stated at fair value, which is generally based on market prices or broker quotes. See fair-value discussion below. Unrealized gains and losses on available-for-sale securities are recorded as an increase or decrease, net of taxes, in AOCI on our Consolidated Balance Sheets. We record other-than-temporary impairments on available-for-sale securities in OI&E in our Consolidated Statements of Income.

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

Details of our investments are as follows:

	December 31, 2014			December 31, 2013
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale securities
Money market funds	$522	$—	$—	$500	$—	$—
Corporate obligations	97	390	—	123	217	—
U.S. Government agency and Treasury securities	365	1,952	—	787	1,985	—
Trading securities
Mutual funds	—	—	185	—	—	179
Total	984	2,342	185	1,410	2,202	179

Other measurement basis:
Equity-method investments	—	—	27	—	—	24
Cost-method investments	—	—	12	—	—	13
Cash on hand	215	—	—	217	—	—
Total	$1,199	$2,342	$224	$1,627	$2,202	$216

At December 31, 2014 and 2013, we had no significant unrealized gains or losses associated with our available-for-sale investments. We did not recognize any credit losses related to available-for-sale investments for the years ended December 31, 2014, 2013 and 2012.

For the years ended December 31, 2014, 2013 and 2012, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.97 billion, $4.25 billion and $2.20 billion, respectively. Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale at December 31, 2014:

Due	Fair Value
One year or less	$3,121
One to two years	205

Gross realized gains and losses from sales of long-term investments were not significant for 2014, 2013 and 2012. Other-than-temporary declines and impairments in the values of these investments recognized in OI&E were not material in 2014, and were $5 million and $7 million in 2013 and 2012, respectively.

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

The three-level hierarchy discussed below indicates the extent and level of judgment used to estimate fair-value measurements.

•	Level 1 - Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.

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

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013. We had no Level 3 assets or liabilities as of December 31, 2014 and 2013. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value December 31, 2014	Level 1	Level 2
Assets:
Money market funds	$522	$522	$—
Corporate obligations	487	—	487
U.S. Government agency and Treasury securities	2,317	1,762	555
Mutual funds	185	185	—
Total assets	$3,511	$2,469	$1,042

Liabilities:
Deferred compensation	$202	$202	$—
Total liabilities	$202	$202	$—

	Fair Value December 31, 2013	Level 1	Level 2
Assets:
Money market funds	$500	$500	$—
Corporate obligations	340	—	340
U.S. Government agency and Treasury securities	2,772	2,107	665
Mutual funds	179	179	—
Total assets	$3,791	$2,786	$1,005

Liabilities:
Deferred compensation	$197	$197	$—
Total liabilities	$197	$197	$—

10. Goodwill and acquisition-related intangibles

The following table summarizes goodwill, net, by segment for the years ended December 31, 2014 and 2013.

Goodwill
Analog	$4,158
Embedded Processing	172
Other	32
Total	$4,362

We perform our annual goodwill impairment test as of October 1 and determine whether the fair value of each of our reporting units is in excess of its carrying value. Determination of fair value is based upon management estimates and judgment, using unobservable inputs in discounted cash flow models to calculate the fair value of each reporting unit. These unobservable inputs are considered Level 3 measurements. For the years ended December 31, 2014 and 2013, we determined no impairment was indicated. See Note 9 for additional information.

In November 2012, as a result of unsuccessful efforts to divest certain Wireless product lines and the subsequent decision to restructure and wind down those product lines, we reassessed the recoverability of the goodwill associated with the former Wireless segment. As a result, we recognized a non-cash, non-tax deductible impairment charge of $90 million for that goodwill. We recognized this impairment in Restructuring charges/other in the Consolidated Statements of Income, as discussed in Note 4. As of December 31, 2014 and 2013, the accumulated impairment of goodwill was $90 million.

The components of acquisition-related intangible assets as of December 31, 2014 and 2013, are as follows:

		December 31, 2014			December 31, 2013
Acquisition-Related Intangibles	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 - 10	$2,135	$714	$1,421	$2,157	$526	$1,631
Customer relationships	8	810	330	480	821	239	582
Other intangibles	5	3	2	1	5	3	2
In-process R&D	n/a	—	n/a	—	8	n/a	8
Total		$2,948	$1,046	$1,902	$2,991	$768	$2,223

Amortization of acquisition-related intangibles was $321 million, $336 million and $342 million for 2014, 2013 and 2012, respectively, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization. Future estimated amortization of acquisition-related intangibles for the years ended December 31 is as follows:

Amortization of Acquisition-Related Intangibles
2015	$319
2016	319
2017	318
2018	318
2019	288
Thereafter	340

11. Postretirement benefit plans

Plan descriptions

We have various employee retirement plans, including defined contribution, defined benefit and retiree health care benefit plans. For qualifying employees, we offer deferred compensation arrangements.

U.S. retirement plans

Our principal retirement plans in the U.S. are a defined contribution plan; an enhanced defined contribution plan; and qualified and non-qualified defined benefit pension plans. The defined benefit plans were closed to new participants in 1997, and current participants were allowed to make a one-time election to continue accruing a benefit in the plans, or to cease accruing a benefit and instead to participate in the enhanced defined contribution plan described below.

Both defined contribution plans offer an employer-matching savings option that allows employees to make pre-tax contributions to various investment choices, including a TI common stock fund. Employees who elected to continue accruing a benefit in the qualified defined benefit pension plans may also participate in the defined contribution plan, where employer-matching contributions are provided for up to 2 percent of the employee’s annual eligible earnings. Employees who elected not to continue accruing a benefit in the defined benefit pension plans, and employees hired after November 1997 and through December 31, 2003, may participate in the enhanced defined contribution plan. This plan provides for a fixed employer contribution of 2 percent of the employee’s annual eligible earnings, plus an employer-matching contribution of up to 4 percent of the employee’s annual eligible earnings. Employees hired after December 31, 2003, do not receive the fixed employer contribution of 2 percent of the employee’s annual eligible earnings.
At December 31, 2014 and 2013, as a result of employees’ elections, TI’s U.S. defined contribution plans held shares of TI common stock totaling 14 million shares and 15 million shares valued at $740 million and $678 million, respectively. Dividends paid on these shares for 2014 and 2013 were $19 million and $18 million, respectively.

Our aggregate expense for the U.S. defined contribution plans was $60 million in 2014, $62 million in 2013 and $70 million in 2012.

The defined benefit pension plans include employees still accruing benefits, as well as employees and participants who no longer accrue service-related benefits, but instead, may participate in the enhanced defined contribution plan. Benefits under the qualified defined benefit pension plan are determined using a formula based upon years of service and the highest five consecutive years of compensation. We intend to contribute amounts to this plan to meet the minimum funding requirements of applicable local laws and regulations, plus such additional amounts as we deem appropriate. The non-qualified defined benefit plans are unfunded and closed to new participants.

U.S. retiree health care benefit plan

U.S. employees who meet eligibility requirements are offered medical coverage during retirement. We make a contribution toward the cost of those retiree medical benefits for certain retirees and their dependents. The contribution rates are based upon various factors, the most important of which are an employee’s date of hire, date of retirement, years of service and eligibility for Medicare benefits. The balance of the cost is borne by the plan’s participants. Employees hired after January 1, 2001, are responsible for the full cost of their medical benefits during retirement.

Non-U.S. retirement plans

We provide retirement coverage for non-U.S. employees, as required by local laws or to the extent we deem appropriate, through a number of defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.

As of December 31, 2014 and 2013, as a result of employees’ elections, TI’s non-U.S. defined contribution plans held TI common stock valued at $17 million and $15 million, respectively. Dividends paid on these shares of TI common stock for 2014 and 2013 were not material.

Effects on the Consolidated Statements of Income and Balance Sheets

Expense related to defined benefit and retiree health care benefit plans was as follows:

	U.S. Defined Benefit			U.S. Retiree Health Care			Non-U.S. Defined Benefit
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$21	$26	$24	$4	$5	$5	$39	$41	$45
Interest cost	45	45	44	22	20	25	68	61	75
Expected return on plan assets	(42)	(48)	(50)	(20)	(24)	(23)	(80)	(67)	(78)
Amortization of prior service cost (credit)	—	1	1	4	4	3	(2)	(3)	(4)
Recognized net actuarial loss	26	21	16	7	11	13	24	31	41
Net periodic benefit costs	50	45	35	17	16	23	49	63	79

Settlement losses (a) (b)	5	41	—	—	—	—	1	4	193
Curtailment gain	—	—	—	—	—	(1)	(2)	(7)	—
Special termination benefit gains (b)	—	—	(1)	—	—	—	—	—	(337)
Total, including other postretirement losses (gains)	$55	$86	$34	$17	$16	$22	$48	$60	$(65)

(a) Includes non-restructuring and restructuring-related settlement losses.
(b) Transfer of Japan substitutional pension in 2012: In Japan, we maintain employee pension fund plans (EPFs) pursuant to the Japanese Welfare Pension Insurance Law (JWPIL). An EPF consists of two portions: a substitutional portion based on JWPIL-determined minimum old-age pension benefits similar to Social Security benefits in the United States and a corporate portion established at the discretion of each employer. Employers and employees are exempt from contributing to the Japanese Pension Insurance (JPI) if the substitutional portion is funded by an EPF.

The JWPIL was amended to permit each EPF to separate the substitutional portion and transfer those obligations and related assets to the government of Japan. After such a transfer, the employer is required to contribute periodically to JPI, and the government of Japan is responsible for future benefit payments relating to the substitutional portion.

During the third quarter of 2012, our EPF received final approval for such a separation and transferred the obligations and assets of its substitutional portion to the government of Japan. On a pre-tax basis, this resulted in a net gain of $144 million recorded in Restructuring charges/other on our Consolidated Statements of Income and included in Other, as shown in Note 4. This net gain of $144 million consisted of two parts - a gain of $337 million, representing the difference between the fair values of the obligations settled of $533 million and the assets transferred from the pension trust to the government of Japan of $196 million, offset by a settlement loss of $193 million related to the recognition of previously unrecognized actuarial losses included in AOCI.

For the U.S. qualified pension and retiree health care plans, the expected return on plan assets component of net periodic benefit cost is based upon a market-related value of assets. In accordance with U.S. GAAP, the market-related value of assets is the fair value adjusted by a smoothing technique whereby certain gains and losses are phased in over a period of three years.

Changes in the benefit obligations and plan assets for the defined benefit and retiree health care benefit plans were as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2014	2013	2014	2013	2014	2013
Change in plan benefit obligation:
Benefit obligation at beginning of year	$955	$1,098	$472	$509	$2,276	$2,414
Service cost	21	26	4	5	39	41
Interest cost	45	45	22	20	68	61
Participant contributions	—	—	19	18	5	1
Benefits paid	(66)	(9)	(45)	(47)	(84)	(81)
Medicare subsidy	—	—	4	3	—	—
Actuarial loss (gain)	133	(27)	37	(36)	275	96
Settlements	(12)	(178)	—	—	(7)	(30)
Curtailments	—	—	—	—	(11)	(28)
Effects of exchange rate changes	—	—	—	—	(245)	(237)
Other	—	—	—	—	—	39
Benefit obligation at end of year (BO)	$1,076	$955	$513	$472	$2,316	$2,276

Change in plan assets:
Fair value of plan assets at beginning of year	$941	$1,071	$485	$517	$2,179	$2,218
Actual return on plan assets	132	1	24	41	295	201
Employer contributions (funding of qualified plans)	75	43	10	—	64	62
Employer contributions (payments for non-qualified plans)	12	13	—	—	—	—
Participant contributions	—	—	19	18	5	1
Benefits paid	(66)	(9)	(45)	(45)	(84)	(81)
Medicare subsidy	—	—	4	—	—	—
Settlements	(12)	(178)	—	—	(7)	(30)
Effects of exchange rate changes	—	—	—	—	(239)	(232)
Other	—	—	—	(46)	—	40
Fair value of plan assets at end of year (FVPA)	$1,082	$941	$497	$485	$2,213	$2,179

Funded status (FVPA – BO) at end of year	$6	$(14)	$(16)	$13	$(103)	$(97)

Amounts recognized on the Consolidated Balance Sheets as of December 31, 2014, were as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit	Total
Overfunded retirement plans	$72	$—	$55	$127
Accrued expenses and other liabilities	(9)	—	(6)	(15)
Underfunded retirement plans	(57)	(16)	(152)	(225)
Funded status (FVPA – BO) at end of year	$6	$(16)	$(103)	$(113)

Amounts recognized on the Consolidated Balance Sheets as of December 31, 2013, were as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit	Total
Overfunded retirement plans	$44	$16	$70	$130
Accrued expenses and other liabilities	(7)	—	(5)	(12)
Underfunded retirement plans	(51)	(3)	(162)	(216)
Funded status (FVPA – BO) at end of year	$(14)	$13	$(97)	$(98)

Contributions to the plans meet or exceed all minimum funding requirements. We expect to contribute about $100 million to our retirement benefit plans in 2015. The amounts shown for underfunded U.S. defined benefit plans were for non-qualified pension plans, which we do not fund because contributions to them are not tax deductible.

Accumulated benefit obligations, which are generally less than the projected benefit obligations as they exclude the impact of future salary increases, were $968 million and $882 million at December 31, 2014 and 2013, respectively, for the U.S. defined benefit plans, and $2.15 billion and $2.12 billion at December 31, 2014 and 2013, respectively, for the non-U.S. defined benefit plans.

The amounts recorded in AOCI for the years ended December 31, 2014 and 2013, are detailed below by plan type:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit		Total
	Net Actuarial Loss	Prior Service Credit	Net Actuarial Loss	Prior Service Cost	Net Actuarial Loss	Prior Service Credit	Net Actuarial Loss	Prior Service Credit
AOCI balance, net of taxes, December 31, 2013	$149	$(2)	$71	$10	$305	$(9)	$525	$(1)
Changes in AOCI by category
Adjustments	37	—	29	—	5	1	71	1
Recognized within Net income	(31)	3	(7)	(3)	(25)	—	(63)	—
Tax effect	(2)	(1)	(8)	1	6	—	(4)	—
Total change to AOCI	4	2	14	(2)	(14)	1	4	1
AOCI balance, net of taxes, December 31, 2014	$153	$—	$85	$8	$291	$(8)	$529	$—

The estimated amounts of net actuarial loss and unrecognized prior service cost (credit) included in AOCI as of December 31, 2014, that are expected to be amortized into net periodic benefit cost over the next fiscal year are: $19 million and none for the U.S. defined benefit plans; $9 million and $6 million for the U.S. retiree health care benefit plan; and $22 million and ($2) million for the non-U.S. defined benefit plans.

Information on plan assets

We report and measure the plan assets of our defined benefit pension and other postretirement plans at fair value. The tables below set forth the fair value of our plan assets as of December 31, 2014 and 2013, using the same three-level hierarchy of fair-value inputs described in Note 9.

	Fair Value December 31, 2014	Level 1	Level 2	Level 3
Assets of U.S. defined benefit plan
Fixed income securities and cash equivalents	$707	$—	$707	$—
Equity securities	375	—	375	—
Other	—	—	—	—
Total	$1,082	$—	$1,082	$—

Assets of U.S. retiree health care plan
Fixed income securities and cash equivalents	$243	$200	$43	$—
Equity securities	254	—	254	—
Total	$497	$200	$297	$—

Assets of non-U.S. defined benefit plans
Fixed income securities and cash equivalents	$1,608	$430	$1,178	$—
Equity securities	600	6	594	—
Other	5	—	—	5
Total	$2,213	$436	$1,772	$5

	Fair Value December 31, 2013	Level 1	Level 2	Level 3
Assets of U.S. defined benefit plan
Fixed income securities and cash equivalents	$607	$—	$607	$—
Equity securities	297	—	297	—
Other	37	—	—	37
Total	$941	$—	$904	$37

Assets of U.S. retiree health care plan
Fixed income securities and cash equivalents	$238	$193	$45	$—
Equity securities	247	—	247	—
Total	$485	$193	$292	$—

Assets of non-U.S. defined benefit plans
Fixed income securities and cash equivalents	$1,521	$397	$1,124	$—
Equity securities	650	6	644	—
Other	8	—	—	8
Total	$2,179	$403	$1,768	$8

The investments in our major benefit plans largely consist of low-cost, broad-market index funds to mitigate risks of concentration within market sectors. Our investment policy is designed to better match the interest rate sensitivity of the plan assets and liabilities. The appropriate mix of equity and bond investments is determined primarily through the use of detailed asset-liability modeling studies that look to balance the impact of changes in the discount rate against the need to provide asset growth to cover future service cost. Most of our plans around the world have a greater proportion of fixed income securities with return characteristics that are more closely aligned with changes in the liabilities caused by discount rate volatility. For the U.S. plans, we utilize an option collar strategy to reduce the volatility of returns on investments in U.S. equity funds.

The only Level 3 assets in our worldwide benefit plans for the periods presented are private equity limited partnerships in our U.S. pension plan, which were sold in 2014, and a diversified property fund in a non-U.S. pension plan. These investments are valued using inputs from the fund managers and internal models. The following table summarizes the change in the fair values for Level 3 plan assets for the years ending December 31, 2014 and 2013:

	Level 3 Plan Assets
	U.S. Defined Benefit	Non-U.S. Defined Benefit
Balance, December 31, 2012	$37	$19
Redemptions	—	(10)
Unrealized loss	—	(1)
Balance, December 31, 2013	37	8
Redemptions and sales	(45)	(2)
Unrealized gain (loss)	8	(1)
Balance, December 31, 2014	$—	$5

Assumptions and investment policies

	Defined Benefit		U.S. Retiree Health Care
	2014	2013	2014	2013
Weighted average assumptions used to determine benefit obligations:
U.S. discount rate	4.23%	5.11%	4.07%	4.83%
Non-U.S. discount rate	2.34%	3.01%

U.S. average long-term pay progression	3.30%	3.50%
Non-U.S. average long-term pay progression	3.27%	3.11%

Weighted average assumptions used to determine net periodic benefit cost:
U.S. discount rate	5.11%	4.59%	4.83%	3.94%
Non-U.S. discount rate	3.01%	2.74%

U.S. long-term rate of return on plan assets	5.25%	5.25%	4.50%	4.75%
Non-U.S. long-term rate of return on plan assets	3.75%	3.34%

U.S. average long-term pay progression	3.50%	3.60%
Non-U.S. average long-term pay progression	3.11%	3.01%

We utilize a variety of methods to select an appropriate discount rate depending on the depth of the corporate bond market in the country in which the benefit plan operates. In the United States, we use a settlement approach whereby a portfolio of bonds is selected from the universe of actively traded high-quality U.S. corporate bonds. The selected portfolio is designed to provide cash flows sufficient to pay the plan’s expected benefit payments when due. The resulting discount rate reflects the rate of return of the selected portfolio of bonds. For our non-U.S. locations with a sufficient number of actively traded high-quality bonds, an analysis is performed in which the projected cash flows from the defined benefit plans are discounted against a yield curve constructed with an appropriate universe of high-quality corporate bonds available in each country. In this manner, a present value is developed. The discount rate selected is the single equivalent rate that produces the same present value. For countries that lack a sufficient corporate bond market, a government bond index adjusted for an appropriate risk premium is used to establish the discount rate.

Assumptions for the expected long-term rate of return on plan assets are based on future expectations for returns for each asset class and the effect of periodic target asset allocation rebalancing. We adjust the results for the payment of reasonable expenses of the plan from plan assets. We believe our assumptions are appropriate based on the investment mix and long-term nature of the plans’ investments. Assumptions used for the non-U.S. defined benefit plans reflect the different economic environments within the various countries.

The table below shows target allocation ranges for the plans that hold a substantial majority of the defined benefit assets.

Asset Category	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
Fixed income securities and cash equivalents	65%	50%	60% - 100%
Equity securities	35%	50%	0% - 40%

We rebalance the plans’ investments when they are not within the target allocation ranges.

Weighted average asset allocations as of December 31, are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
Asset Category	2014	2013	2014	2013	2014	2013
Fixed income securities and cash equivalents	65%	65%	49%	49%	73%	70%
Equity securities	35%	35%	51%	51%	27%	30%

None of the plan assets related to the defined benefit pension plans and retiree health care benefit plan are directly invested in TI common stock. As of December 31, 2014, we do not expect to return any of the defined benefit pension plans’ assets to TI in the next 12 months.

The following table shows the benefits we expect to pay to participants from the plans in the next 10 years and assumes that retirement eligible participants take their benefits immediately. Almost all of the payments will be made from plan assets and not from company assets.

	U.S. Defined Benefit	U.S. Retiree Health Care	Medicare Subsidy	Non-U.S. Defined Benefit
2015	$217	$36	$(4)	$76
2016	95	37	(4)	78
2017	91	39	(4)	82
2018	93	40	(5)	85
2019	93	40	(5)	89
2020 - 2024	435	194	(9)	501

Assumed health care cost trend rates for the U.S. retiree health care benefit plan at December 31 are as follows:

	2014	2013
Assumed health care cost trend rate for next year	7.0%	7.0%
Ultimate trend rate	5.0%	5.0%
Year in which ultimate trend rate is reached	2023	2022

A one percentage point increase or decrease in health care cost trend rates over all future periods would have increased or decreased the accumulated postretirement benefit obligation for the U.S. retiree health care benefit plan at December 31, 2014, by $27 million or $22 million, respectively. The service cost and interest cost components of 2014 plan expense would have increased or decreased by $1 million.

Deferred compensation arrangements

We have a deferred compensation plan that allows U.S. employees whose base salary and management responsibility exceed a certain level to defer receipt of a portion of their cash compensation. Payments under this plan are made based on the participant’s distribution election and plan balance. Participants can earn a return on their deferred compensation based on notional investments in the same investment funds that are offered in our defined contribution plans.

As of December 31, 2014, our liability to participants of the deferred compensation plans was $202 million and is recorded in Deferred credits and other liabilities on our Consolidated Balance Sheets. This amount reflects the accumulated participant deferrals and earnings thereon as of that date. As of December 31, 2014, we held $185 million in mutual funds related to these plans that are recorded in Long-term investments on our Consolidated Balance Sheets, and serve as an economic hedge against changes in fair values of our other deferred compensation liabilities. We record changes in the fair value of the liability and the related investment in SG&A as discussed in Note 9.

12. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of December 31, 2014, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion through March 2019. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of December 31, 2014, our credit facility was undrawn and we had no commercial paper outstanding.

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

Long-term debt outstanding as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Notes due 2014 at 1.375%	$—	$1,000
Notes due 2015 at 3.95% (assumed with National acquisition)	250	250
Notes due 2015 at 0.45%	750	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2017 at 0.875%	250	—
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2021 at 2.75%	250	—
Notes due 2023 at 2.25%	500	500
	4,625	5,125
Net unamortized premium	17	33
Current portion of long-term debt	(1,001)	(1,000)
Long-term debt	$3,641	$4,158

Interest and debt expense was $94 million in 2014, $95 million in 2013 and $85 million in 2012. This was net of the amortization of the debt premium and other debt issuance costs. Cash payments for interest on long-term debt were $102 million in both 2014 and 2013 and $97 million in 2012. Capitalized interest was not material.

13. Commitments and contingencies

Operating leases

We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include purchase and renewal provisions and require us to pay taxes, insurance and maintenance costs. Rental and lease expense incurred was $113 million, $120 million and $124 million in 2014, 2013 and 2012, respectively.

Capitalized software licenses

We have licenses for certain internal-use electronic design automation software that we account for as capital leases. The related liabilities are apportioned between Accounts payable and Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the contractual timing of payments.

Purchase commitments

Some of our purchase commitments entered in the ordinary course of business provide for minimum payments.

As of December 31, 2014, we had committed to make the following minimum payments under our non-cancellable operating leases, capitalized software licenses and purchase commitments:

	Operating Leases	Capitalized Software Licenses	Purchase Commitments
2015	$87	$39	$96
2016	66	27	52
2017	45	—	35
2018	33	—	14
2019	21	—	10
Thereafter	80	—	2

Indemnification guarantees

We routinely sell products with an intellectual property indemnification included in the terms of sale. Historically, we have had only minimal, infrequent losses associated with these indemnities. Consequently, we cannot reasonably estimate any future liabilities that may result.

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

Discontinued operations indemnity

In connection with the 2006 sale of the former Sensors & Controls (S&C) business, we have agreed to indemnify Sensata Technologies, Inc., for specified litigation matters and certain liabilities, including environmental liabilities. In a settlement with a third party, we have agreed to indemnify that party for certain events relating to S&C products, which events we consider remote. We believe our total remaining potential exposure from both of these indemnities will not exceed $200 million. As of December 31, 2014, we believe future payments related to these indemnity obligations will not have a material effect on our financial condition, results of operations or liquidity.

14. Supplemental financial information

Other Income (Expense), Net

	For Years Ended December 31,
	2014	2013	2012
Interest income	$7	$10	$8
Tax interest income (expense)	6	(10)	32
Net gains on investments	5	18	18
Other (a)	3	(1)	(11)
Total	$21	$17	$47

(a) Includes lease income of approximately $15 million per year, primarily from the purchaser of a former business. As of December 31, 2014, the aggregate amount of non-cancellable future lease payments to be received from these leases is $51 million. These leases contain renewal options. Other also includes miscellaneous non-operational items such as losses related to former businesses, including settlements in 2012; gains and losses from currency exchange rate changes; and gains and losses from our derivative financial instruments, primarily forward foreign currency exchange contracts.

Prepaid Expenses and Other Current Assets

	December 31,
	2014	2013
Prepaid taxes on intercompany inventory profits	$693	$667
Other prepaid expenses and current assets	157	196
Total	$850	$863

Property, Plant and Equipment at Cost

	Depreciable Lives (Years)	December 31,
		2014	2013
Land	n/a	$137	$175
Buildings and improvements	5 - 40	2,801	2,913
Machinery and equipment	3 - 10	3,328	3,468
Total		$6,266	$6,556

Accrued Expenses and Other Liabilities

	December 31,
	2014	2013
Customer incentive programs and allowances	$101	$143
Severance and related expenses	60	158
Other	337	350
Total	$498	$651

Accumulated Other Comprehensive Income (Loss), Net of Taxes

	December 31,
	2014	2013
Postretirement benefit plans:
Net actuarial loss	$(529)	$(525)
Prior service credit	—	1
Cash flow hedge derivative	(3)	(4)
Total	$(532)	$(528)

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the years ended December 31, 2014 and 2013. The table below details where on the Consolidated Statements of Income these transactions are recorded.

	For Years Ended December 31,		Impact to Related Statement of Income Line
Details about AOCI Components	2014	2013
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$63	$108	Increase to Pension expense (b)
Tax effect	(21)	(37)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$42	$71	Decrease to Net income

Prior service cost of defined benefit plans:
Amortization of prior service cost (credit) and Curtailment gain (a)	$—	$(5)	Decrease to Pension expense (b)
Tax effect	—	2	Increase to Provision for income taxes
Recognized within Net income, net of taxes	$—	$(3)	Increase to Net income

Derivative instruments:
Amortization of treasury rate locks	$2	$2	Increase to Interest and debt expense
Tax effect	(1)	(1)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$1	$1	Decrease to Net income

(a) Detailed in Note 11.
(b) Pension expense is included in COR, R&D, SG&A and Restructuring charges/other in the Consolidated Statements of Income.

15. Quarterly financial data (unaudited)

	Quarter
2014	1st	2nd	3rd	4th
Revenue	$2,983	$3,292	$3,501	$3,269
Gross profit	1,607	1,881	2,044	1,895
Included in Operating profit:
Acquisition charges	83	82	83	82
Restructuring charges/other	(11)	(4)	(9)	(27)
Operating profit	690	982	1,175	1,100
Net income	487	683	826	825

Earnings per common share:
Basic earnings per common share	$0.44	$0.63	$0.77	$0.78
Diluted earnings per common share	0.44	0.62	0.76	0.76

	Quarter
2013	1st	2nd	3rd	4th
Revenue	$2,885	$3,047	$3,244	$3,028
Gross profit	1,374	1,570	1,779	1,640
Included in Operating profit:
Acquisition charges	86	86	86	84
Restructuring charges/other	15	(282)	16	62
Operating profit	395	906	844	687
Net income	362	660	629	511

Earnings per common share:
Basic earnings per common share	$0.32	$0.59	$0.56	$0.46
Diluted earnings per common share	0.32	0.58	0.56	0.46

Report of independent registered public accounting firm

The Board of Directors and Stockholders
Texas Instruments Incorporated

We have audited the accompanying consolidated balance sheets of Texas Instruments Incorporated and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Instruments Incorporated and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015, expressed an unqualified opinion thereon.

Dallas, Texas
February 24, 2015

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
Internal control over financial reporting

Report by management on internal control over financial reporting
The management of TI is responsible for establishing and maintaining effective internal control over financial reporting. TI’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
TI management assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control − Integrated Framework. Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on the COSO criteria.
TI’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which immediately follows this report.

Report of independent registered public accounting firm on internal control over financial reporting

The Board of Directors and Stockholders
Texas Instruments Incorporated

We have audited Texas Instruments Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Texas Instruments Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report by management on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Texas Instruments Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Instruments Incorporated and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 24, 2015, expressed an unqualified opinion thereon.
Dallas, Texas
February 24, 2015

ITEM 9B. Other Information.

Not applicable.
PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of directors” in our proxy statement for the 2015 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
The information with respect to directors’ business experience, which is contained under the caption “Board diversity and nominee qualifications” in our proxy statement for the 2015 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
The information with respect to Section 16(a) beneficial ownership reporting compliance contained under the caption of the same name in our proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
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
Audit Committee
The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 11. Executive Compensation.

The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference to such proxy statement, provided that the Compensation Committee report shall not be deemed filed with this Form 10-K.
The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity compensation plan information
The following table sets forth information about the company’s equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	66,347,238	(1)	$32.94	(2)	85,231,008	(3)
Equity compensation plans not approved by security holders	9,114,448	(4)	$32.84	(2)	0
Total	75,461,686	(5)	$32.92		85,231,008

(1)
Includes shares of TI common stock to be issued under the Texas Instruments 2003 Director Compensation Plan (the “2003 Director Plan”), the Texas Instruments 2009 Long-Term Incentive Plan (the “2009 LTIP”) and predecessor stockholder-approved plans, the Texas Instruments 2009 Director Compensation Plan (the “2009 Director Plan”) and the TI Employees 2014 Stock Purchase Plan (the “2014 ESPP”). Also includes 283,825 shares of TI common stock to be issued upon settlement of outstanding awards granted under the National Semiconductor Corporation 2009 Incentive Award Plan, a plan approved by National stockholders. The company assumed the awards in connection with its acquisition of National.

(2)
Restricted stock units and stock units credited to directors’ deferred compensation accounts are settled in shares of TI common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.

(3)
Shares of TI common stock available for future issuance under the 2009 LTIP, the 2009 Director Plan and the 2014 ESPP. 44,467,438 shares remain available for future issuance under the 2009 LTIP and 1,573,235 shares remain available for future issuance under the 2009 Director Plan. Under the 2009 LTIP and the 2009 Director Plan, shares may be granted in the form of restricted stock units, options or other stock-based awards such as restricted stock.

(4)
Includes shares to be issued under the Texas Instruments 2003 Long-Term Incentive Plan (the “2003 LTIP”). The 2003 LTIP was replaced by the 2009 LTIP, which was approved by stockholders. No further grants may be made under the 2003 LTIP. Only non-management employees were eligible to receive awards under the 2003 LTIP. The 2003 LTIP authorized the grant of shares in the form of restricted stock units, options or other stock-based awards such as restricted stock. The plan is administered by a committee of independent directors (the Committee). The Committee had the sole discretion to grant to eligible participants one or more equity awards and to determine the number or amount of any award. Except in the case of awards made through assumption of, or in substitution for, outstanding awards previously granted by an acquired company, and except as a result of an adjustment event such as a stock split, the exercise price under any stock option, the grant price of any stock appreciation right, and the purchase price of any security that could be purchased under any other stock-based award under the 2003 LTIP could not be less than 100 percent of the fair market value of the stock or other security on the effective date of the grant of the option, right or award.

Also includes shares to be issued under the Texas Instruments Directors Deferred Compensation Plan and the Texas Instruments Restricted Stock Unit Plan for Directors. These plans were replaced by the stockholder-approved 2003 Director Plan (which was replaced by the 2009 Director Plan), and no further grants may be made under them.

(5)
Includes 57,647,446 shares for issuance upon exercise of outstanding grants of options, 17,303,815 shares for issuance upon vesting of outstanding grants of restricted stock units, 374,703 shares for issuance under the 2014 ESPP and 135,722 shares for issuance in settlement of directors’ deferred compensation accounts.

Security ownership of certain beneficial owners and management
The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Related person transactions” in our proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
The information contained under the caption “Director independence” in our proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14. Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.

 The financial statements are listed in the index included in Item 8, “Financial Statements and Supplementary Data.”

Designation of Exhibit in this Report	Description of Exhibit
3(a)	Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended. †
3(b)	By-Laws of the Registrant. †
4(a)	Indenture (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 23, 2011).
4(b)	Officer’s Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed May 23, 2011).
4(c)	Officer’s Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed August 6, 2012).
4(d)	Officer’s Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed May 8, 2013).
4(e)	Officer’s Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed March 12, 2014).
4(f)
The Registrant has omitted certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).  The Registrant undertakes to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10(a)	TI Deferred Compensation Plan, as amended. *†
10(b)(i)
TI Employees Non-Qualified Pension Plan (formerly named the TI Employees Supplemental Pension Plan), effective January 1, 1998 (incorporated by reference to Exhibit 10(b)(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10(b)(ii)
First Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), effective January 1, 2000 (incorporated by reference to Exhibit 10(b)(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10(b)(iii)
Second Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), dated June 21, 2002 (incorporated by reference to Exhibit 10(b)(iii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).*

Designation of Exhibit in this Report	Description of Exhibit
10(b)(iv)
Third Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), dated July 16, 2002 (incorporated by reference to Exhibit 10 (b)(iv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10(b)(v)
Fourth Amendment to TI Employees Non-Qualified Pension Plan (formerly named the TI Supplemental Pension Plan), dated November 21, 2003 (incorporated by reference to Exhibit 10(b)(v) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011). *

10(c)	TI Employees Non-Qualified Pension Plan II. *†
10(d)	Texas Instruments Long-Term Incentive Plan, adopted April 15, 1993 (incorporated by reference to Exhibit 10(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).*
10(e)	Texas Instruments 2000 Long-Term Incentive Plan as amended October 16, 2008. *†
10(f)	Texas Instruments 2003 Long-Term Incentive Plan as amended October 16, 2008. †
10(g)	Texas Instruments Executive Officer Performance Plan as amended September 17, 2009. *†
10(h)
Texas Instruments Restricted Stock Unit Plan for Directors, as amended, dated April 16, 1998 (incorporated by reference to Exhibit 10(h) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

10(i)
Texas Instruments Directors Deferred Compensation Plan, as amended, dated April 16, 1998 (incorporated by reference to Exhibit 10(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

10(j)	Texas Instruments 2003 Director Compensation Plan as amended January 19, 2012. †
10(k)
Form of Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*

10(l)
Form of Restricted Stock Unit Agreement under the Texas Instruments 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(m) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10(m)	Texas Instruments 2009 Long-Term Incentive Plan as amended January 19, 2012. †
10(n)	Texas Instruments 2009 Director Compensation Plan as amended December 2, 2010 (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed December 7, 2010).
10(o)	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2011).
12	Ratio of Earnings to Fixed Charges. †
21	List of Subsidiaries of the Registrant. †
23	Consent of Independent Registered Public Accounting Firm. †
31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer. †
31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer. †
32(a)	Section 1350 Certification of Chief Executive Officer. †
32(b)	Section 1350 Certification of Chief Financial Officer. †
101.ins	Instance Document †
101.sch	XBRL Taxonomy Schema †
101.cal	XBRL Taxonomy Calculation Linkbase †
101.Def	XBRL Taxonomy Definitions Document †
101.lab	XBRL Taxonomy Labels Linkbase †
101.pre	XBRL Taxonomy Presentation Linkbase †
* Management compensation plans and arrangements.
† Filed or furnished herewith.

Notice regarding forward-looking statements

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
We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly in markets such as personal electronics and communications equipment;

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

•	Natural events such as health epidemics, severe weather and earthquakes in the locations in which TI, its customers or its suppliers operate;

•	Availability and cost of raw materials, utilities, manufacturing equipment, third-party manufacturing services and manufacturing technology;

•
Changes in the tax rate applicable to TI as the result of changes in tax law, the jurisdictions in which profits are determined to be earned and taxed, the outcome of tax audits and the ability to realize deferred tax assets;

•
Compliance with or changes in the complex laws, rules and regulations to which TI is or may become subject, or actions of enforcement authorities, that restrict our ability to manufacture our products or operate our business, or subject us to fines, penalties, or other legal liability;

•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;

•	Financial difficulties of our distributors or their promotion of competing product lines to TI’s detriment;

•	A loss suffered by a customer or distributor of TI with respect to TI-consigned inventory;

•	Customer demand that differs from our forecasts;

•	The financial impact of inadequate or excess TI inventory that results from demand that differs from projections;

•	Impairments of our non-financial assets;

•	Product liability or warranty claims, claims based on epidemic or delivery failure, recalls by TI customers for a product containing a TI part or other legal proceedings;

•	TI’s ability to recruit and retain skilled personnel;

•	Timely implementation of new manufacturing technologies and installation of manufacturing equipment, and the ability to obtain needed third-party foundry and assembly/test subcontract services;

•	TI’s obligation to make principal and interest payments on its debt;

•
TI’s ability to successfully integrate and realize opportunities for growth from acquisitions, and our ability to realize our expectations regarding the amount and timing of restructuring charges and associated cost savings; and

•	Breaches of our information technology systems or those of our customers or suppliers.
For a more detailed discussion of these factors see the Risk Factors discussion in Item 1A of this report. The forward-looking statements included in this report are made only as of the date of this report and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

By:	/s/ Kevin P. March
Kevin P. March Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: February 24, 2015

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March, Joseph F. Hubach and Cynthia Hoff Trochu, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2014, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2015.

Signature	Title
/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr.	Director
/s/ Mark A. Blinn
Mark A. Blinn	Director
/s/ Daniel A. Carp
Daniel A. Carp	Director
/s/ Carrie S. Cox
Carrie S. Cox	Director
/s/ Ronald Kirk
Ronald Kirk	Director
/s/ Pamela H. Patsley
Pamela H. Patsley	Director
/s/ Robert E. Sanchez
Robert E. Sanchez	Director

Signature	Title
/s/ Wayne R. Sanders
Wayne R. Sanders	Director
/s/ Ruth J. Simmons
Ruth J. Simmons	Director
/s/ Richard K. Templeton
Richard K. Templeton	Chairman of the Board; Director; President and Chief Executive Officer
/s/ Christine Todd Whitman
Christine Todd Whitman	Director
/s/ Kevin P. March
Kevin P. March	Senior Vice President; Chief Financial Officer; Chief Accounting Officer