Form 10-Q
period 2015-03-31
TEXAS INSTRUMENTS INC
filed 2015-05-05
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

1,040,363,377

Number of shares of Registrant’s common stock outstanding as of

April 29, 2015

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Statements of Income

(Millions of dollars, except share and per-share amounts)

	For Three Months Ended
	March 31,
	2015	2014
Revenue	$3,150	$2,983
Cost of revenue (COR)	1,334	1,376
Gross profit	1,816	1,607
Research and development (R&D)	338	366
Selling, general and administrative (SG&A)	439	479
Acquisition charges	83	83
Restructuring charges/other	(2)	(11)
Operating profit	958	690
Other income (expense), net (OI&E)	4	6
Interest and debt expense	22	25
Income before income taxes	940	671
Provision for income taxes	284	184
Net income	$656	$487

Earnings per common share (EPS):
Basic	$.62	$.44
Diluted	$.61	$.44

Average shares outstanding (millions):
Basic	1,046	1,081
Diluted	1,061	1,096

Cash dividends declared per common share	$.34	$.30

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$656	$487
Income allocated to RSUs	(9)	(7)
Income allocated to common stock for diluted EPS	$647	$480

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Millions of dollars)

	For Three Months Ended
	March 31,
	2015	2014
Net income	$656	$487
Other comprehensive income (loss), net of taxes:
Net actuarial gains (losses) of defined benefit plans:
Adjustments	(10)	(2)
Recognized within Net income	10	10
Prior service cost of defined benefit plans:
Recognized within Net income	1	—
Other comprehensive income (loss)	1	8
Total comprehensive income	$657	$495

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of dollars, except share amounts)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,242	$1,199
Short-term investments	2,062	2,342
Accounts receivable, net of allowances of ($12) and ($12)	1,394	1,246
Raw materials	107	101
Work in process	906	896
Finished goods	831	787
Inventories	1,844	1,784
Deferred income taxes	340	347
Prepaid expenses and other current assets	810	850
Total current assets	7,692	7,768
Property, plant and equipment at cost	6,177	6,266
Accumulated depreciation	(3,419)	(3,426)
Property, plant and equipment, net	2,758	2,840
Long-term investments	232	224
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,822	1,902
Deferred income taxes	174	172
Capitalized software licenses, net	73	83
Overfunded retirement plans	128	127
Other assets	105	244
Total assets	$17,346	$17,722

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,000	$1,001
Accounts payable	432	437
Accrued compensation	349	651
Income taxes payable	75	71
Deferred income taxes	4	4
Accrued expenses and other liabilities	426	498
Total current liabilities	2,286	2,662
Long-term debt	3,638	3,641
Underfunded retirement plans	253	225
Deferred income taxes	403	399
Deferred credits and other liabilities	397	405
Total liabilities	6,977	7,332
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares.
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares.
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,410	1,368
Retained earnings	29,948	29,653
Treasury common stock at cost.
Shares: March 31, 2015 – 696,401,920; December 31, 2014 – 694,189,127	(22,199)	(21,840)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(531)	(532)
Total stockholders’ equity	10,369	10,390
Total liabilities and stockholders’ equity	$17,346	$17,722

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Millions of dollars)

	For Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$656	$487
Adjustments to Net income:
Depreciation	203	213
Amortization of acquisition-related intangibles	80	81
Amortization of capitalized software	13	16
Stock-based compensation	78	78
Gains on sales of assets	(1)	(37)
Deferred income taxes	1	—
Increase (decrease) from changes in:
Accounts receivable	(154)	(149)
Inventories	(60)	17
Prepaid expenses and other current assets	54	(29)
Accounts payable and accrued expenses	(108)	(117)
Accrued compensation	(294)	(189)
Income taxes payable	147	80
Changes in funded status of retirement plans	19	22
Other	(25)	(11)
Cash flows from operating activities	609	462

Cash flows from investing activities
Capital expenditures	(123)	(77)
Proceeds from asset sales	1	37
Purchases of short-term investments	(335)	(1,051)
Proceeds from short-term investments	615	785
Other	—	1
Cash flows from investing activities	158	(305)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	498
Dividends paid	(356)	(325)
Stock repurchases	(670)	(720)
Proceeds from common stock transactions	246	283
Excess tax benefit from share-based payments	56	49
Other	—	(4)
Cash flows from financing activities	(724)	(219)

Net change in Cash and cash equivalents	43	(62)
Cash and cash equivalents at beginning of period	1,199	1,627
Cash and cash equivalents at end of period	$1,242	$1,565

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to financial statements

1. Description of business, including segment information

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

Segment information

	For Three Months Ended
	March 31,
	2015	2014
Revenue:
Analog	$2,035	$1,837
Embedded Processing	672	656
Other	443	490
Total revenue	$3,150	$2,983

Operating profit:
Analog	$721	$498
Embedded Processing	123	52
Other	114	140
Total operating profit	$958	$690

We use centralized manufacturing and support organizations, such as facilities, procurement and logistics, to provide support to our operating segments. Costs incurred by these organizations, including depreciation, are charged to the segments on a per-unit basis. Consequently, depreciation expense is not an independently identifiable component within the segments’ results and, therefore, is not provided.

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2015 and 2014, and the Consolidated Balance Sheet as of March 31, 2015, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2014. The results for the three-month periods are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Significant accounting policies and practices

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended March 31,
	2015			2014
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$656			$487
Income allocated to RSUs	(9)			(7)
Income allocated to common stock
for basic EPS calculation	$647	1,046	$.62	$480	1,081	$.44

Adjustment for dilutive shares:
Stock-based compensation plans		15			15

Diluted EPS:
Net income	$656			$487
Income allocated to RSUs	(9)			(7)
Income allocated to common stock
for diluted EPS calculation	$647	1,061	$.61	$480	1,096	$.44

Potentially dilutive securities representing 12 million and 10 million shares of common stock that were outstanding during the first quarters of 2015 and 2014, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

Derivatives and hedging

We use derivative financial instruments to manage exposure to foreign currency exchange risk. These instruments are primarily forward foreign currency exchange contracts, which are used as economic hedges to reduce the earnings impact that exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. Gains and losses from changes in the fair value of these forward foreign currency exchange contracts are credited or charged to OI&E. We do not apply hedge accounting to our foreign currency derivative instruments.

In connection with the issuance of long-term debt, we use financial derivatives such as treasury rate lock agreements that are recognized in AOCI and amortized over the life of the related debt. The results of these derivative transactions have not been material.

We do not use derivatives for speculative or trading purposes.

Fair values of financial instruments

The fair values of our derivative financial instruments were not significant as of March 31, 2015. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 6. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates its fair value as measured using broker-dealer quotes, which are based on Level 2 inputs. See Note 6 for the definition of Level 2 inputs.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Changes in accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which changes the way reporting entities evaluate certain investment holdings for possible consolidation and also includes possible changes in disclosures resulting from that evaluation. This standard is effective for annual and interim reporting periods beginning as of January 1, 2016. We are currently evaluating the potential impact of this standard and expect it will have no material impact on our financial position and results of operations.

3. Acquisition charges

We incurred various costs as a result of the 2011 acquisition of National that are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments. For the three months ended March 31, 2015 and 2014, Acquisition charges were primarily from the ongoing amortization of intangible assets resulting from the National acquisition. See Note 7 for more information.

4. Restructuring charges/other

Restructuring charges/other is comprised of the following components, all of which are recognized in Other for segment reporting purposes:

	For Three Months Ended
	March 31,
	2015	2014
Restructuring charges by action
2013 actions:
Severance and benefits cost (a)	$(1)	$27
Other exit costs	—	5
Restructuring charges for 2013 actions	(1)	32
Prior actions:
Severance and benefits cost (a)	—	(6)
Accelerated depreciation	—	1
Other exit costs (a)	—	(1)
Restructuring charges for prior actions	—	(6)
Total restructuring charges	(1)	26

Other
Gains on sales of assets	—	(37)
Other	(1)	—
Restructuring charges/other	$(2)	$(11)

(a)	Includes changes in estimates.

2013 actions

We announced in January 2014 cost-saving actions in Embedded Processing and in Japan to reduce expenses and focus our investments on markets with greater potential for sustainable growth and strong long-term returns. We expect the actions to be completed by mid-2015. Cost reductions include the elimination of about 1,100 jobs worldwide. Through March 31, 2015, we have recognized $74 million in cumulative restructuring charges, with no further material charges expected. As of March 31, 2015, $48 million has been paid to terminated employees for severance and benefits.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Prior actions

Prior to 2013, we announced a restructuring of our former Wireless business and the closures of manufacturing facilities in Houston, Texas and Hiji, Japan. These actions were completed in 2013, and as of March 31, 2015, $356 million has been paid to terminated employees for severance and benefits.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2013 Actions		Prior Actions
	Severance	Other	Severance
	and Benefits	Charges	and Benefits	Total
Accrual as of December 31, 2014	$22	$9	$26	$57
Restructuring charges (a)	(1)	—	—	(1)
Payments	(5)	(1)	(6)	(12)
Remaining accrual as of March 31, 2015	$16	$8	$20	$44

(a)	Includes changes in estimates.

The accrual balances above are primarily reported as a component of either Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

Other

Gains on sales of assets

During the first quarter of 2014, we recognized $37 million of gains on sales of assets. This consisted of $30 million associated with the sale of our site in Nice, France, and $7 million of asset sales associated primarily with the closure of our Houston, Texas, and Hiji, Japan, manufacturing facilities.

5. Income taxes

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The rate is based on current tax law and for 2015 does not assume reinstatement of the federal research tax credit, which expired at the end of 2014. As of March 31, 2015, the estimated annual effective tax rate for 2015 is about 30 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details of our investments are as follows:

	March 31, 2015			December 31, 2014
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale securities:
Money market funds	$442	$—	$—	$522	$—	$—
Corporate obligations	160	365	—	97	390	—
U.S. Government agency and Treasury securities	390	1,697	—	365	1,952	—
Trading securities:
Mutual funds	—	—	193	—	—	185
Total	992	2,062	193	984	2,342	185

Other measurement basis:
Equity-method investments	—	—	27	—	—	27
Cost-method investments	—	—	12	—	—	12
Cash on hand	250	—	—	215	—	—
Total	$1,242	$2,062	$232	$1,199	$2,342	$224

As of March 31, 2015, and December 31, 2014, we had no significant unrealized gains or losses associated with our available-for-sale investments. We did not recognize any credit losses related to available-for-sale investments for the three months ended March 31, 2015 and 2014.

For the three months ended March 31, 2015 and 2014, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $615 million and $785 million, respectively. Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale as of March 31, 2015:

Due	Fair Value
One year or less	$2,919
One to two years	135

Gross realized gains and losses from sales of long-term investments were not significant for the three months ended March 31, 2015 and 2014. Other-than-temporary declines and impairments in the values of these investments recognized in OI&E also were not significant for the three months ended March 31, 2015 and 2014.

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

The three-level hierarchy discussed below indicates the extent and level of judgment used to estimate fair-value measurements.

•	Level 1 – Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of March 31, 2015, and December 31, 2014, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015, and December 31, 2014. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	March 31,
	2015	Level 1	Level 2
Assets:
Money market funds	$442	$442	$—
Corporate obligations	525	—	525
U.S. Government agency and Treasury securities	2,087	1,632	455
Mutual funds	193	193	—
Total assets	$3,247	$2,267	$980

Liabilities:
Deferred compensation	$203	$203	$—
Total liabilities	$203	$203	$—

	Fair Value
	December 31,
	2014	Level 1	Level 2
Assets:
Money market funds	$522	$522	$—
Corporate obligations	487	—	487
U.S. Government agency and Treasury securities	2,317	1,762	555
Mutual funds	185	185	—
Total assets	$3,511	$2,469	$1,042

Liabilities:
Deferred compensation	$202	$202	$—
Total liabilities	$202	$202	$—

7. Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion net of accumulated impairment of $90 million as of March 31, 2015, and December 31, 2014. There was no impairment of goodwill during the three months ended March 31, 2015 and 2014.

Components of acquisition-related intangible assets are as follows:

	Amortization	March 31, 2015			December 31, 2014
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	5 - 10	$2,132	$766	$1,366	$2,135	$714	$1,421
Customer relationships	8	810	355	455	810	330	480
Other intangibles	5	3	2	1	3	2	1
Total		$2,945	$1,123	$1,822	$2,948	$1,046	$1,902

Amortization of acquisition-related intangibles was $80 million and $81 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

8. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans was as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended March 31,	2015	2014	2015	2014	2015	2014
Service cost	$6	$5	$1	$1	$9	$10
Interest cost	10	11	5	5	13	17
Expected return on plan assets	(12)	(10)	(5)	(5)	(19)	(19)
Recognized net actuarial loss	5	6	2	2	6	6
Amortization of prior service cost (credit)	—	—	1	1	—	(1)
Net periodic benefit costs	9	12	4	4	9	13
Settlement losses	1	1	—	—	—	—
Total, including other postretirement losses	$10	$13	$4	$4	$9	$13

9. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of March 31, 2015, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2020. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of March 31, 2015, our credit facility was undrawn and we had no commercial paper outstanding.

Long-term debt

In March 2014, we issued an aggregate principal amount of $500 million of fixed-rate long-term debt, with $250 million due in 2017 and $250 million due in 2021. We incurred $3 million of issuance and other related costs, which are amortized to Interest and debt expense over the term of the debt. The proceeds of the offering were $498 million, net of the original issuance discount and were used toward the repayment of the $1 billion of debt that matured in May 2014.

Long-term debt outstanding is as follows:

	March 31,	December 31,
	2015	2014
Notes due 2015 at 3.95% (assumed with National acquisition)	$250	$250
Notes due 2015 at 0.45%	750	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2017 at 0.875%	250	250
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2021 at 2.75%	250	250
Notes due 2023 at 2.25%	500	500
Total debt	4,625	4,625
Net unamortized premium	13	17
Current portion of long-term debt	(1,000)	(1,001)
Long-term debt	$3,638	$3,641

Interest and debt expense was $22 million and $25 million for the three months ended March 31, 2015 and 2014, respectively. This was net of the amortization of the debt premium and other debt issuance costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

11. Supplemental financial information

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the periods ended March 31, 2015 and 2014. The table below details where on the Consolidated Statements of Income these transactions are recorded.

	For Three Months Ended		Impact to
	March 31,		Related Statement
	2015	2014	of Income Line
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$14	$15	Increase to Pension expense (b)
Tax effect	(4)	(5)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$10	$10	Decrease to Net income

Prior service cost of defined benefit plans:
Amortization of prior service cost (credit) (a)	$1	$—	Increase to Pension expense (b)
Tax effect	—	—	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$1	$—	Decrease to Net income

(a)	Detailed in Note 8.
(b)	Pension expense is included in COR, R&D and SG&A in the Consolidated Statements of Income.

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

•

A strong foundation of manufacturing technology and low-cost production. We invest in manufacturing technologies that differentiate the features of our semiconductors, and we do most of our own production in-house, as opposed to outsourcing it.  This ability to directly control our manufacturing helps ensure a consistent supply of products for our customers.  We produce billions of semiconductors each year on a mixture of 150-, 200- and 300-millimeter wafers, and we are able to keep costs low for manufacturing facilities and equipment because our analog and much of our embedded processing semiconductors can be made using mature assets that we acquire ahead of demand when their prices are most attractive. In 2014, we produced approximately 25 percent of our Analog semiconductors on 300-millimeter wafers, the industry’s largest wafers, which have a 40 percent cost advantage per unpackaged chip over 200-millimeter wafers. The majority of our future Analog growth will be produced on 300-millimeter wafers, which will be meaningful to the growth of our margins and cash flow over the long term.

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

Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document.  In the following discussion of our results of operations:

•	All dollar amounts in the tables are stated in millions of U.S. dollars, except per-share amounts.
•	When we discuss our results:
o	Unless otherwise noted, changes in our revenue are attributable to changes in customer demand, which are evidenced by fluctuations in shipment volumes.
o	New products tend not to have a significant impact on our revenue in any given period because we sell such a large number of products.

o	From time to time, our revenue and gross profit are affected by changes in demand for higher-priced or lower-priced products, which we refer to as changes in the “mix” of products shipped.
o

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

Performance summary

Our first-quarter revenue was $3.15 billion, net income was $656 million and earnings per share (EPS) were $0.61.

Revenue growth of 6 percent was the sixth consecutive quarter of year-over-year growth and within the range of our expectations. Automotive and industrial markets were strong, as we expected they would be. Revenue, however, was in the bottom half of our range for two reasons. First was weak demand in the last month of the quarter in our personal electronics market, particularly PCs, and in our communications equipment market, particularly wireless infrastructure equipment. Second was a steep decline in the currency exchange rate for the euro relative to the U.S. dollar.

Even so, our core businesses of Analog and Embedded Processing delivered their seventh and tenth consecutive quarters of year-over-year growth, respectively. Combined, Analog and Embedded Processing comprised 86 percent of first-quarter revenue.

Gross margin of 57.7 percent was up almost 4 percentage points from a year ago, reflecting the diversity and longevity of our product portfolio, as well as the efficiency of our manufacturing strategy.

Our cash flow from operations once again underscored the strength of our business model.  Free cash flow for the trailing 12 months was up 17 percent from a year ago to $3.6 billion, or 27 percent of revenue. This represents an increase of 2 percentage points from a year ago and is consistent with our targeted range of 20-30 percent of revenue.

We returned $4.1 billion to shareholders in the past 12 months through stock repurchases and dividends.

Our strategy to return to shareholders 100 percent of free cash flow plus proceeds from exercises of equity compensation minus net debt retirement reflects our confidence in the long-term sustainability of our business model.

Our balance sheet remains strong, with $3.3 billion of cash and short-term investments at the end of the quarter, 82 percent of which was owned by the company’s U.S. entities.  Inventory ended the quarter at 124 days.

We expect continuing weakness in our communications equipment and personal electronics markets, particularly for wireless infrastructure equipment and PCs, in the second quarter of 2015. We also do not expect a near-term rebound in foreign currency exchange rates.

Free cash flow is a non-GAAP financial measure. For a reconciliation to GAAP and an explanation of the reason for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Results of operations – first-quarter 2015 compared with first-quarter 2014

Revenue increased $167 million, or 6 percent, due to increased revenue from Analog and Embedded Processing.

Gross profit was $1.82 billion, or 57.7 percent of revenue, an increase of $209 million primarily due to increased revenue, and to a lesser extent, increased factory loadings.

Operating expenses were $338 million for R&D and $439 million for SG&A.  R&D expense decreased $28 million and SG&A expense decreased $40 million. The decreases, 8 percent in each comparison, were due to cost savings from previously announced restructuring actions and other efforts across the company to align costs with growth opportunities.

Acquisition charges associated with our 2011 acquisition of National were unchanged at $83 million. These charges were from the ongoing amortization of intangible assets.  See Note 3 to the financial statements for more information.

Operating profit was $958 million, or 30.4 percent of revenue, compared with $690 million, or 23.1 percent of revenue.

Quarterly income taxes are calculated using the estimated annual effective tax rate.  At the end of the first quarter, our estimated annual effective tax rate for 2015 was about 30 percent.  The tax rate is based on current tax law and does not include the effect of the federal research tax credit, which expired at the end of 2014.  Our annual effective tax rate benefits from lower tax rates (compared to the U.S. statutory rate) applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.  These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions.

Our tax provision was $284 million compared with $184 million. The increase was primarily due to an increase in income before income taxes.

First-quarter 2015 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA))

	1Q15	1Q14	Change
Revenue	$2,035	$1,837	11%
Operating profit	721	498	45%
Operating profit % of revenue	35.4%	27.1%

Analog revenue increased primarily due to Power and HVAL.  SVA and HPA also grew, but to a lesser extent. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing (includes Processor, Microcontrollers and Connectivity)

	1Q15	1Q14	Change
Revenue	$672	$656	2%
Operating profit	123	52	137%
Operating profit % of revenue	18.3%	7.9%

Embedded Processing revenue increased due to Microcontrollers and Connectivity, which grew by about the same amount. Processor revenue decreased due to a less favorable mix of products shipped.  Operating profit increased primarily due to lower operating expenses.

Other (includes DLP® products, custom ASIC products, calculators and royalties)

	1Q15	1Q14	Change
Revenue	$443	$490	-10%
Operating profit*	114	140	-19%
Operating profit % of revenue	25.7%	28.7%

*Includes Acquisition charges and Restructuring charges/other

Other revenue decreased primarily due to custom ASIC products and, to a lesser extent, DLP products. Operating profit decreased primarily due to lower gross profit.

Financial condition

At the end of the first quarter of 2015, total cash (Cash and cash equivalents plus Short-term investments) was $3.30 billion, a decrease of $237 million from the end of 2014.

Accounts receivable were $1.39 billion. This was an increase of $148 million compared with the end of 2014 primarily due to higher revenue at the end of the first quarter than at the end of 2014.  Days sales outstanding were 40 at the end of the first quarter compared with 34 at the end of 2014.

Inventory was $1.84 billion, an increase of $60 million from the end of 2014. Days of inventory at the end of the first quarter were 124 compared with 117 at the end of 2014. The days increased due about equally to our planned build-ahead of long-lived products and revenue that came in the bottom half of our expected range.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a revolving credit facility. Cash flow from operating activities for the first quarter of 2015 was $609 million, an increase of $147 million from the year-ago quarter due to an increase in Net income.

We have a variable-rate revolving credit facility with a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2020.  This credit facility also serves as support for the issuance of commercial paper. As of March 31, 2015, our credit facility was undrawn and we had no commercial paper outstanding.

For the first three months of 2015, investing activities provided $158 million in cash compared with using cash of $305 million in the year-ago period.  Capital expenditures were $123 million compared with $77 million in the year-ago period, and were primarily for semiconductor manufacturing equipment. We received proceeds from sales of short-term investments, net of purchases, of $280 million. In comparison, in the year-ago period, we had purchases of short-term investments, net of sales, that used cash of $266 million.

For the first three months of 2015, financing activities used net cash of $724 million compared with $219 million in the year-ago period.  In 2014, we received proceeds of $498 million from the issuance of fixed-rate long-term debt (net of original issuance discount).  We paid dividends of $356 million compared with $325 million in the year-ago period, reflecting an increase in the dividend rate.  We used $670 million to repurchase 12.0 million shares of our common stock, compared with $720 million used in the year-ago period to repurchase 16.6 million shares. Employee exercises of stock options provided cash proceeds of $246 million compared with $283 million in the year-ago period.

In April 2015, we repaid $250 million of maturing debt that we assumed in connection with the National acquisition.  Additionally, on April 27, 2015, we agreed to issue $500 million principal amount of debt, which we expect to use for repayment of maturing debt.  The debt offering is expected to close on May 6, 2015.

We had $1.24 billion of Cash and cash equivalents and $2.06 billion of Short-term investments as of March 31, 2015.  We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP-based measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2015	2014	Change
Cash flow from operations (GAAP)	$4,039	$3,486	16%
Capital expenditures	(431)	(405)
Free cash flow (non-GAAP)	$3,608	$3,081	17%

Revenue	$13,212	$12,302

Cash flow from operations as a percent of revenue (GAAP)	31%	28%
Free cash flow as a percent of revenue (non-GAAP)	27%	25%

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2014.

Changes in accounting standards

See Note 2 to the financial statements for detailed information regarding the status of new accounting and reporting standards.

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

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors.

Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2014, and is incorporated by reference herein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 through January 31, 2015	4,543,798		$53.63	4,543,798		2.93 billion
February 1, 2015 through February 28, 2015	4,252,926		56.34	4,252,926		2.69 billion
March 1, 2015 through March 31, 2015	3,228,625		57.83	3,228,625		2.50 billion
Total	12,025,349	(2)	$55.72	12,025,349	(2)	2.50 billion	(3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5.0 billion of additional shares of TI common stock announced on February 21, 2013.
(2)	All purchases during the quarter were open-market purchases.
(3)	As of March 31, 2015, this amount consisted of the remaining portion of the $5.0 billion authorized in February 2013. No expiration date has been specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
3(a)

Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e). †
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e). †
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. †
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. †
101.ins	XBRL Instance Document †
101.def	XBRL Taxonomy Extension Definition Linkbase Document †
101.sch	XBRL Taxonomy Extension Schema Document †
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document †
101.lab	XBRL Taxonomy Extension Label Linkbase Document †
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document †

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

For a more detailed discussion of these factors see the Risk Factors discussion in Item 1A of our most recent Form 10-K. The forward-looking statements included in this report are made only as of the date of this report. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or risks.  If we do update any forward-looking statement, you should not infer that we will make additional updates with respect to that statement or any other forward-looking statement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED
BY	/s/ Kevin P. March
Kevin P. March
Senior Vice President and
Chief Financial Officer

Date: May 5, 2015