Form 10-Q
period 2015-06-30
TEXAS INSTRUMENTS INC
filed 2015-08-04
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

1,026,385,794

Number of shares of Registrant’s common stock outstanding as of

July 27, 2015

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Statements of Income

(Millions of dollars, except share and per-share amounts)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$3,232	$3,292	$6,382	$6,275
Cost of revenue (COR)	1,351	1,411	2,685	2,787
Gross profit	1,881	1,881	3,697	3,488
Research and development (R&D)	320	349	658	715
Selling, general and administrative (SG&A)	470	472	909	951
Acquisition charges	82	82	165	165
Restructuring charges/other	(1)	(4)	(3)	(15)
Operating profit	1,010	982	1,968	1,672
Other income (expense), net (OI&E)	3	3	7	9
Interest and debt expense	24	24	46	49
Income before income taxes	989	961	1,929	1,632
Provision for income taxes	293	278	577	462
Net income	$696	$683	$1,352	$1,170

Earnings per common share (EPS):
Basic	$.66	$.63	$1.28	$1.07
Diluted	$.65	$.62	$1.26	$1.06

Average shares outstanding (millions):
Basic	1,038	1,071	1,042	1,076
Diluted	1,051	1,086	1,056	1,091

Cash dividends declared per common share	$.34	$.30	$.68	$.60

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$696	$683	$1,352	$1,170
Income allocated to RSUs	(10)	(10)	(19)	(18)
Income allocated to common stock for diluted EPS	$686	$673	$1,333	$1,152

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Millions of dollars)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$696	$683	$1,352	$1,170
Other comprehensive income (loss), net of taxes:
Net actuarial gains (losses) of defined benefit plans:
Adjustments	—	(5)	(10)	(7)
Recognized within Net income	17	11	27	21
Prior service cost of defined benefit plans:
Recognized within Net income	—	1	1	1
Derivative instruments:
Recognized within Net income	—	1	—	1
Other comprehensive income (loss)	17	8	18	16
Total comprehensive income	$713	$691	$1,370	$1,186

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of dollars, except share amounts)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,184	$1,199
Short-term investments	2,122	2,342
Accounts receivable, net of allowances of ($17) and ($12)	1,434	1,246
Raw materials	112	101
Work in process	940	896
Finished goods	833	787
Inventories	1,885	1,784
Deferred income taxes	347	347
Prepaid expenses and other current assets	1,088	850
Total current assets	8,060	7,768
Property, plant and equipment at cost	6,097	6,266
Accumulated depreciation	(3,412)	(3,426)
Property, plant and equipment, net	2,685	2,840
Long-term investments	228	224
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,742	1,902
Deferred income taxes	169	172
Capitalized software licenses, net	63	83
Overfunded retirement plans	127	127
Other assets	96	244
Total assets	$17,532	$17,722

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,750	$1,001
Accounts payable	417	437
Accrued compensation	481	651
Income taxes payable	117	71
Deferred income taxes	3	4
Accrued expenses and other liabilities	425	498
Total current liabilities	3,193	2,662
Long-term debt	3,134	3,641
Underfunded retirement plans	254	225
Deferred income taxes	355	399
Deferred credits and other liabilities	391	405
Total liabilities	7,327	7,332
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares.
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares.
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,504	1,368
Retained earnings	30,286	29,653
Treasury common stock at cost.
Shares: June 30, 2015 – 706,714,155; December 31, 2014 – 694,189,127	(22,812)	(21,840)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(514)	(532)
Total stockholders’ equity	10,205	10,390
Total liabilities and stockholders’ equity	$17,532	$17,722

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Millions of dollars)

	For Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$1,352	$1,170
Adjustments to Net income:
Depreciation	401	426
Amortization of acquisition-related intangibles	160	161
Amortization of capitalized software	26	30
Stock-based compensation	162	155
Gains on sales of assets	(3)	(39)
Deferred income taxes	(56)	(57)
Increase (decrease) from changes in:
Accounts receivable	(194)	(314)
Inventories	(101)	(13)
Prepaid expenses and other current assets	49	(15)
Accounts payable and accrued expenses	(142)	(176)
Accrued compensation	(169)	(76)
Income taxes payable	(78)	(48)
Changes in funded status of retirement plans	41	41
Other	(19)	(8)
Cash flows from operating activities	1,429	1,237

Cash flows from investing activities
Capital expenditures	(248)	(157)
Proceeds from asset sales	10	40
Purchases of short-term investments	(1,254)	(1,466)
Proceeds from short-term investments	1,475	2,079
Other	1	1
Cash flows from investing activities	(16)	497

Cash flows from financing activities
Proceeds from issuance of long-term debt	498	498
Repayment of debt	(250)	(1,000)
Dividends paid	(710)	(648)
Stock repurchases	(1,324)	(1,463)
Proceeds from common stock transactions	297	408
Excess tax benefit from share-based payments	64	64
Other	(3)	(4)
Cash flows from financing activities	(1,428)	(2,145)

Net change in Cash and cash equivalents	(15)	(411)
Cash and cash equivalents at beginning of period	1,199	1,627
Cash and cash equivalents at end of period	$1,184	$1,216

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

•	Embedded Processing – consists of the following product lines: Processors, Microcontrollers and Connectivity.

We report the results of our remaining business activities in Other.

Segment information

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Analog	$2,049	$1,995	$4,084	$3,832
Embedded Processing	690	703	1,362	1,359
Other	493	594	936	1,084
Total revenue	$3,232	$3,292	$6,382	$6,275

Operating profit:
Analog	$728	$664	$1,449	$1,162
Embedded Processing	135	104	258	156
Other	147	214	261	354
Total operating profit	$1,010	$982	$1,968	$1,672

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

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2015 and 2014, and the Consolidated Balance Sheet as of June 30, 2015, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2014. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended June 30,
	2015			2014
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$696			$683
Income allocated to RSUs	(10)			(10)
Income allocated to common stock
for basic EPS calculation	$686	1,038	$.66	$673	1,071	$.63

Adjustment for dilutive shares:
Stock-based compensation plans		13			15

Diluted EPS:
Net income	$696			$683
Income allocated to RSUs	(10)			(10)
Income allocated to common stock
for diluted EPS calculation	$686	1,051	$.65	$673	1,086	$.62

	For Six Months Ended June 30,
	2015			2014
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$1,352			$1,170
Income allocated to RSUs	(19)			(18)
Income allocated to common stock
for basic EPS calculation	$1,333	1,042	$1.28	$1,152	1,076	$1.07

Adjustment for dilutive shares:
Stock-based compensation plans		14			15

Diluted EPS:
Net income	$1,352			$1,170
Income allocated to RSUs	(19)			(18)
Income allocated to common stock
for diluted EPS calculation	$1,333	1,056	$1.26	$1,152	1,091	$1.06

Potentially dilutive securities representing 9 million and 14 million shares of common stock that were outstanding during the second quarters of 2015 and 2014, respectively, and 12 million shares outstanding during the first six months of 2015 and 2014, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not significant as of June 30, 2015. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 6. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates its fair value as measured using broker-dealer quotes, which are based on Level 2 inputs. See Note 6 for the definition of Level 2 inputs.

Changes in accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. In July 2015, the FASB deferred the effective date by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. This standard also permits early adoption, but not before the original effective date of December 15, 2016. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which changes the way reporting entities evaluate certain investment holdings for possible consolidation and also includes possible changes in disclosures resulting from that evaluation. This standard is effective for annual and interim reporting periods beginning as of January 1, 2016. We expect this standard will have no material impact on our financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that costs associated with the issuance of debt previously recorded as deferred assets on the balance sheet now be reported as a direct reduction of the related debt balance. This standard is effective for interim and annual periods beginning January 1, 2016, but early adoption is permitted. We plan to adopt this standard for the year ended December 31, 2015. Upon adoption, this standard will be applied retrospectively to all prior periods presented. This standard will have no impact on the Consolidated Statements of Income and will have an immaterial impact from the reclassifications on our Consolidated Balance Sheets.

Also in April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on whether a cloud-computing arrangement contains a software license, and whether that license should be accounted for separately as an asset or solely as a service contract. This standard also aligns the accounting for licenses of internal-use software with the accounting for licenses of other acquired intangible assets. This standard is effective for interim and annual periods beginning January 1, 2016, but early adoption is permitted. It may be adopted either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. We are currently evaluating the potential impact of this standard on our financial position and results of operations and determining which adoption method to use.

3. Acquisition charges

We incurred various costs as a result of the 2011 acquisition of National that are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments. For the three and six months ended June 30, 2015 and 2014, Acquisition charges were primarily from the ongoing amortization of intangible assets resulting from the National acquisition. See Note 7 for more information.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

4. Restructuring charges/other

Restructuring charges/other is recognized in Other for segment reporting purposes and consists of:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Restructuring charges by action:
Restructuring charges for 2013 actions (a)	$—	$(4)	$(1)	$28
Restructuring charges for prior actions (a)	—	—	—	(6)
Total restructuring charges	—	(4)	(1)	22
Other:
Gains on sales of assets	(1)	(2)	(1)	(39)
Other	—	2	(1)	2
Restructuring charges/other	$(1)	$(4)	$(3)	$(15)

(a)	Includes changes in estimates.

2013 actions

We announced in January 2014 cost-saving actions in Embedded Processing and in Japan to reduce expenses and focus our investments on markets with greater potential for sustainable growth and strong long-term returns. These actions are now complete.

Prior actions

Prior to 2013, we announced a restructuring of our former Wireless business and the closures of manufacturing facilities in Houston, Texas, and Hiji, Japan. These actions were completed in 2013.

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2013 Actions		Prior Actions
	Severance	Other	Severance
	and Benefits	Charges	and Benefits	Total
Accrual as of December 31, 2014	$22	$9	$26	$57
Restructuring charges (a)	(1)	—	—	(1)
Payments	(8)	(3)	(13)	(24)
Remaining accrual as of June 30, 2015	$13	$6	$13	$32

(a)	Includes changes in estimates.

The accrual balances above are primarily reported as a component of either Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

Other

Gains on sales of assets

During the first six months of 2014, we recognized $39 million of gains on sales of assets. This consisted of $30 million associated with the sale of our site in Nice, France, and $9 million of asset sales associated primarily with the closure of our Houston, Texas, and Hiji, Japan, manufacturing facilities.

5. Income taxes

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The rate is based on current tax law and for 2015 does not assume reinstatement of the federal research tax credit, which expired at the end of 2014. As of June 30, 2015, the estimated annual effective tax rate for 2015 is about 30 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

Details of our investments are as follows:

	June 30, 2015			December 31, 2014
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale securities:
Money market funds	$552	$—	$—	$522	$—	$—
Corporate obligations	171	375	—	97	390	—
U.S. Government agency and Treasury securities	200	1,747	—	365	1,952	—
Trading securities:
Mutual funds	—	—	192	—	—	185
Total	923	2,122	192	984	2,342	185

Other measurement basis:
Equity-method investments	—	—	26	—	—	27
Cost-method investments	—	—	10	—	—	12
Cash on hand	261	—	—	215	—	—
Total	$1,184	$2,122	$228	$1,199	$2,342	$224

As of June 30, 2015, and December 31, 2014, we had no significant unrealized gains or losses associated with our available-for-sale investments. We did not recognize any credit losses related to available-for-sale investments for the six months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015 and 2014, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.48 billion and $2.08 billion, respectively. Gross realized gains and losses from these sales were not significant.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale as of June 30, 2015:

Due	Fair Value
One year or less	$2,975
One to two years	70

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Gross realized gains and losses from sales of long-term investments and other-than-temporary declines and impairments in values of these investments were not material for the six months ended June 30, 2015 and 2014.

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

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of June 30, 2015, and December 31, 2014, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015, and December 31, 2014. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	June 30,
	2015	Level 1	Level 2
Assets:
Money market funds	$552	$552	$—
Corporate obligations	546	—	546
U.S. Government agency and Treasury securities	1,947	1,617	330
Mutual funds	192	192	—
Total assets	$3,237	$2,361	$876

Liabilities:
Deferred compensation	$203	$203	$—
Total liabilities	$203	$203	$—

	Fair Value
	December 31,
	2014	Level 1	Level 2
Assets:
Money market funds	$522	$522	$—
Corporate obligations	487	—	487
U.S. Government agency and Treasury securities	2,317	1,762	555
Mutual funds	185	185	—
Total assets	$3,511	$2,469	$1,042

Liabilities:
Deferred compensation	$202	$202	$—
Total liabilities	$202	$202	$—

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

7. Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion net of accumulated impairment of $90 million as of June 30, 2015, and December 31, 2014. There was no impairment of goodwill during the six months ended June 30, 2015 and 2014.

Components of acquisition-related intangible assets are as follows:

	Amortization	June 30, 2015			December 31, 2014
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,131	$819	$1,312	$2,135	$714	$1,421
Customer relationships	8	810	381	429	810	330	480
Other intangibles	5	3	2	1	3	2	1
Total		$2,944	$1,202	$1,742	$2,948	$1,046	$1,902

Amortization of acquisition-related intangibles was $80 million for the second quarters of 2015 and 2014, and $160 million and $161 million for the first six months of 2015 and 2014, respectively, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

8. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans was as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended June 30,	2015	2014	2015	2014	2015	2014
Service cost	$5	$5	$2	$1	$8	$10
Interest cost	11	11	5	6	14	18
Expected return on plan assets	(12)	(11)	(6)	(5)	(19)	(22)
Recognized net actuarial loss	5	7	2	2	6	7
Amortization of prior service cost (credit)	—	—	2	1	(1)	—
Net periodic benefit costs	9	12	5	5	8	13
Settlement losses	11	2	—	—	2	—
Total, including other postretirement losses	$20	$14	$5	$5	$10	$13

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Six Months Ended June 30,	2015	2014	2015	2014	2015	2014
Service cost	$11	$10	$3	$2	$17	$20
Interest cost	21	22	10	11	27	35
Expected return on plan assets	(24)	(21)	(11)	(10)	(38)	(41)
Recognized net actuarial loss	10	13	4	4	12	13
Amortization of prior service cost (credit)	—	—	3	2	(1)	(1)
Net periodic benefit costs	18	24	9	9	17	26
Settlement losses	12	3	—	—	2	—
Total, including other postretirement losses	$30	$27	$9	$9	$19	$26

9. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of June 30, 2015, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2020. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of June 30, 2015, our credit facility was undrawn and we had no commercial paper outstanding.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Long-term debt

In April 2015, we retired $250 million of maturing debt.

In May 2015, we issued a principal amount of $500 million of fixed-rate, long-term debt due in 2020. We incurred $3 million of issuance and other related costs, which are amortized to Interest and debt expense over the term of the debt. The proceeds of the offering were $498 million, net of the original issuance discount, and were used toward the retirement of a portion of the $750 million of debt that matured in August 2015.

Long-term debt outstanding is as follows:

	June 30,	December 31,
	2015	2014
Notes due 2015 at 3.95% (assumed with National acquisition)	$—	$250
Notes due 2015 at 0.45%	750	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2017 at 0.875%	250	250
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	—
Notes due 2021 at 2.75%	250	250
Notes due 2023 at 2.25%	500	500
Total debt	4,875	4,625
Net unamortized premium	9	17
Total debt, including net unamortized premium	4,884	4,642
Current portion of long-term debt	(1,750)	(1,001)
Long-term debt	$3,134	$3,641

Interest and debt expense was $24 million for the second quarters of 2015 and 2014, and $46 million and $49 million for the first six months of 2015 and 2014, respectively. This was net of the amortization of the debt premium and other debt issuance costs. Capitalized interest was not material.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

11. Supplemental financial information

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the periods ended June 30, 2015 and 2014. The table below details where on the Consolidated Statements of Income these transactions are recorded.

	For Three Months Ended		For Six Months Ended		Impact to
	June 30,		June 30,		Related Statement
	2015	2014	2015	2014	of Income Line
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$26	$18	$40	$33	Increase to Pension expense (b)
Tax effect	(9)	(7)	(13)	(12)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$17	$11	$27	$21	Decrease to Net income

Prior service cost of defined benefit plans:
Amortization of prior service cost (credit) (a)	$1	$1	$2	$1	Increase to Pension expense (b)
Tax effect	(1)	—	(1)	—	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$—	$1	$1	$1	Decrease to Net income

Derivative instruments:
Amortization of treasury rate locks	$—	$1	$—	$1	Increase to Interest and debt expense
Tax effect	—	—	—	—	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$—	$1	$—	$1	Decrease to Net income

(a)	Detailed in Note 8.
(b)	Pension expense is included in COR, R&D and SG&A in the Consolidated Statements of Income.

12. Subsequent events

On August 3, 2015, we retired $750 million of maturing debt. See Note 9 for more information.

ITEM 2. Management’s discussion and analysis of financial condition and results of operations.

Overview

We design, make and sell semiconductors to electronics designers and manufacturers all over the world. Our business model is carefully constructed around the following attributes:

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

•

Diversity and longevity in our products and in the markets we serve. Together, the attributes above result in diverse and long-lived positions that deliver high terminal value to our shareholders. Because of the breadth of our portfolio we are not dependent on any single product, and because of the breadth of our markets we are not dependent on any single application or customer. Some of our products generate revenue for decades, which strengthens the return on our investments.

These attributes have resulted in consistent share gains and free cash flow growth, and they put us in a unique class of companies with the ability to grow, generate cash, and return that cash to shareholders.

Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document.  In the following discussion of our results of operations:

•	All dollar amounts in the tables are stated in millions of U.S. dollars.
•	When we discuss our results:
o	Unless otherwise noted, changes in our revenue are attributable to changes in customer demand, which are evidenced by fluctuations in shipment volumes.
o	New products tend not to have a significant impact on our revenue in any given period because we sell such a large number of products.
o	From time to time, our revenue and gross profit are affected by changes in demand for higher-priced or lower-priced products, which we refer to as changes in the “mix” of products shipped.
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

Performance summary

Our second-quarter revenue was $3.23 billion, net income was $696 million and earnings per share (EPS) were $0.65.

Revenue declined 2 percent year over year, inclusive of notably weak demand in communications equipment and continued strong demand in automotive. Even so, our core businesses of Analog and Embedded Processing, together, grew slightly year over year and comprised 85 percent of second-quarter revenue. Analog delivered its eighth consecutive quarter of year-over-year growth.

Gross margin of 58.2 percent was up 1 percentage point from a year ago, reflecting the diversity and longevity of our product portfolio, as well as the efficiency of our manufacturing strategy.

Our cash flow from operations once again underscored the strength of our business model.  Free cash flow for the trailing 12 months was up 13 percent from a year ago to $3.6 billion, or 27 percent of revenue. This represents an increase of 2 percentage points from a year ago and is consistent with our targeted range of 20-30 percent of revenue.

We returned $4.1 billion to shareholders in the past 12 months through stock repurchases and dividends. Our strategy to return to shareholders 100 percent of free cash flow plus proceeds from exercises of equity compensation minus net debt retirement reflects our confidence in the long-term sustainability of our business model.

Our balance sheet remains strong with $3.3 billion of cash and short-term investments at the end of the quarter, 82 percent of which was owned by the company’s U.S. entities. Inventory ended the quarter at 126 days.

While strength in demand varies by end markets, our market in total is expected to be weaker year over year in the third quarter than it was in the second.

Free cash flow is a non-GAAP financial measure. For a reconciliation to GAAP and an explanation of the reason for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Results of operations – second-quarter 2015 compared with second-quarter 2014

Revenue decreased $60 million primarily due to lower revenue from Other. Embedded Processing revenue decreased to a lesser extent, and Analog revenue grew.

Despite lower revenue, gross profit was even at $1.88 billion, primarily due to lower manufacturing costs.

Operating expenses were $320 million for R&D and $470 million for SG&A.  R&D expense decreased $29 million, or 8 percent, and SG&A expense was about even.  Both comparisons reflect savings from ongoing efforts across the company to align costs with growth opportunities, including the completed restructuring actions in Embedded Processing and Japan.  With respect to SG&A, those savings were offset by higher compensation-related costs.

Acquisition charges associated with our 2011 acquisition of National were unchanged at $82 million. These non-cash charges were from the ongoing amortization of intangible assets.

Operating profit was $1.01 billion, or 31.3 percent of revenue, compared with $982 million, or 29.8 percent of revenue.

Quarterly income taxes are calculated using the estimated annual effective tax rate.  At the end of the second quarter, our estimated annual effective tax rate for 2015 was about 30 percent.  The tax rate is based on current tax law and does not include the effect of the federal research tax credit, which expired at the end of 2014.  Our annual effective tax rate benefits from lower tax rates (compared to the U.S. statutory rate) applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.  These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions.

Our tax provision was $293 million compared with $278 million. The increase was primarily due to higher income before income taxes.

Second-quarter 2015 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA))

	2Q15	2Q14	Change
Revenue	$2,049	$1,995	3%
Operating profit	728	664	10%
Operating profit % of revenue	35.5%	33.3%

Analog revenue increased due to HVAL, and to a lesser extent, Power. SVA was even, and HPA decreased due to the mix of products shipped. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing (includes Processors, Microcontrollers and Connectivity)

	2Q15	2Q14	Change
Revenue	$690	$703	-2%
Operating profit	135	104	30%
Operating profit % of revenue	19.6%	14.8%

Embedded Processing revenue decreased due to Processors.  The decrease was partially offset by increased revenue from Connectivity and Microcontrollers.  Operating profit increased due to lower operating expenses.

Other (includes DLP® products, custom ASIC products, calculators and royalties)

	2Q15	2Q14	Change
Revenue	$493	$594	-17%
Operating profit*	147	214	-31%
Operating profit % of revenue	29.8%	36.0%

*	Includes Acquisition charges and Restructuring charges/other.

Other revenue decreased due to custom ASIC products, and to a lesser extent, DLP products. The decrease was partially offset by increased revenue from calculators.  Operating profit decreased due to lower revenue and associated gross profit.

Results of operations – first six months of 2015 compared with first six months of 2014

Revenue was $6.38 billion, an increase of $107 million, or 2 percent, due to higher revenue from Analog.  The increase was partially offset by lower revenue from Other.  Embedded Processing was about even.  Analog and Embedded Processing comprised 85 percent of revenue compared with 83 percent.

Gross profit was $3.70 billion, an increase of $209 million, or 6 percent, primarily due to lower manufacturing costs, and to a lesser extent, increased revenue.

R&D expense of $658 million decreased $57 million, or 8 percent, due to savings from ongoing efforts across the company to align costs with growth opportunities, including the completed restructuring actions.  SG&A expense of $909 million decreased $42 million, or 4 percent, primarily due to savings from our cost alignment efforts that more than offset higher compensation-related costs.

Acquisition charges were unchanged at $165 million. These non-cash charges were from the ongoing amortization of intangible assets.

Operating profit was $1.97 billion, or 30.8 percent of revenue, compared with $1.67 billion, or 26.6 percent of revenue.

The tax provision was $577 million compared with $462 million.  The increase was primarily due to higher income before income taxes.

Net income was $1.35 billion compared with $1.17 billion.  EPS was $1.26 compared with $1.06.

Year-to-date segment results

Our segment results compared with the year-ago period are as follows:

Analog

	YTD 2015	YTD 2014	Change
Revenue	$4,084	$3,832	7%
Operating profit	1,449	1,162	25%
Operating profit % of revenue	35.5%	30.3%

Analog revenue increased primarily due to HVAL and, to a lesser extent, Power. SVA also contributed to the increase.  HPA was about even.  Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing

	YTD 2015	YTD 2014	Change
Revenue	$1,362	$1,359	0%
Operating profit	258	156	65%
Operating profit % of revenue	18.9%	11.5%

Embedded Processing revenue was even as increases in Connectivity and Microcontrollers were offset by a decrease in Processors.  Operating profit increased primarily due to lower operating expenses.

Other

	YTD 2015	YTD 2014	Change
Revenue	$936	$1,084	-14%
Operating profit*	261	354	-26%
Operating profit % of revenue	27.9%	32.7%

*	Includes Acquisition charges and Restructuring charges/other.

Other revenue decreased due to custom ASIC products and, to a lesser extent, DLP products.  The decrease was partially offset by increased revenue from calculators.  Operating profit decreased due to lower revenue and associated gross profit.

Financial condition

At the end of the second quarter of 2015, total cash (Cash and cash equivalents plus Short-term investments) was $3.31 billion, a decrease of $235 million from the end of 2014.

Accounts receivable increased $188 million compared with the end of 2014 primarily due to higher revenue at the end of the second quarter than at the end of 2014. Days sales outstanding were 40 at the end of the second  quarter compared with 34 at the end of 2014.

Inventory was $1.89 billion, an increase of $101 million from the end of 2014. Days of inventory at the end of the second quarter were 126, as planned, compared with 117 at the end of 2014.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate revolving credit facility. Cash flow from operating activities for the first six months of 2015 was $1.43 billion, an increase of $192 million from the year-ago period due to an increase in Net income.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2020.  This credit facility also serves as support for the issuance of commercial paper. As of June 30, 2015, our credit facility was undrawn and we had no commercial paper outstanding.

For the first six months of 2015, investing activities used $16 million in cash compared with providing $497 million in cash in the year-ago period. Capital expenditures were $248 million compared with $157 million in the year-ago period, and were primarily for semiconductor manufacturing equipment.  We received proceeds from sales of short-term investments, net of purchases, of $221 million, compared with $613 million in the year-ago period.

For the first six months of 2015, financing activities used cash of $1.43 billion compared with $2.15 billion in the year-ago period. In both 2015 and 2014, we received proceeds of $498 million from the issuance of fixed-rate long-term debt (net of original issuance discount).  We retired maturing debt of $250 million in 2015 and $1.0 billion in 2014.  We paid dividends of $710 million compared with $648 million in the year-ago period, reflecting an increase in the dividend rate.  We used $1.32 billion to repurchase 23.8 million shares of our common stock, compared with $1.46 billion used in the year-ago period to repurchase 32.8 million shares. Employee exercises of stock options provided cash proceeds of $297 million compared with $408 million in the year-ago period.

We had $1.18 billion of Cash and cash equivalents and $2.12 billion of Short-term investments as of June 30, 2015.  We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP-based measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2015	2014	Change
Cash flow from operations (GAAP)	$4,084	$3,587	14%
Capital expenditures	(476)	(388)
Free cash flow (non-GAAP)	$3,608	$3,199	13%

Revenue	$13,152	$12,547

Cash flow from operations as a percent of revenue (GAAP)	31%	29%
Free cash flow as a percent of revenue (non-GAAP)	27%	25%

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2014.  Additionally, in April 2015 we retired $250 million of maturing debt, and in May 2015 we issued $500 million principal amount of 1.75% notes maturing in 2020.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015 through April 30, 2015	6,003,545		$56.43	6,003,545		2.17 billion
May 1, 2015 through May 31, 2015	5,725,734		55.02	5,725,734		1.85 billion
June 1, 2015 through June 30, 2015	189,077		52.84	189,077		1.84 billion
Total	11,918,356	(2)	$55.70	11,918,356	(2)	1.84 billion	(3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5.0 billion of additional shares of TI common stock announced on February 21, 2013.
(2)	All purchases during the quarter were open-market purchases. The table includes the purchase of 189,077 shares for which trades were settled in the first two days of July 2015.
(3)	As of March 31, 2015, this amount consisted of the remaining portion of the $5.0 billion authorized in February 2013. No expiration date has been specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
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

Date: August 4, 2015