Form 10-Q
period 2015-09-30
TEXAS INSTRUMENTS INC
filed 2015-11-05
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

1,014,412,071

Number of shares of Registrant’s common stock outstanding as of

October 28, 2015

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Statements of Income

(Millions of dollars, except share and per-share amounts)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$3,429	$3,501	$9,811	$9,776
Cost of revenue (COR)	1,432	1,457	4,117	4,244
Gross profit	1,997	2,044	5,694	5,532
Research and development (R&D)	316	332	974	1,047
Selling, general and administrative (SG&A)	434	463	1,343	1,414
Acquisition charges	83	83	248	248
Restructuring charges/other	—	(9)	(3)	(24)
Operating profit	1,164	1,175	3,132	2,847
Other income (expense), net (OI&E)	6	3	13	12
Interest and debt expense	22	23	68	72
Income before income taxes	1,148	1,155	3,077	2,787
Provision for income taxes	350	329	927	791
Net income	$798	$826	$2,150	$1,996

Earnings per common share (EPS):
Basic	$.77	$.77	$2.05	$1.84
Diluted	$.76	$.76	$2.02	$1.81

Average shares outstanding (millions):
Basic	1,023	1,060	1,036	1,070
Diluted	1,035	1,074	1,049	1,085

Cash dividends declared per common share	$.34	$.30	$1.02	$.90

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$798	$826	$2,150	$1,996
Income allocated to RSUs	(11)	(13)	(30)	(31)
Income allocated to common stock for diluted EPS	$787	$813	$2,120	$1,965

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Millions of dollars)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$798	$826	$2,150	$1,996
Other comprehensive income (loss), net of taxes:
Net actuarial gains (losses) of defined benefit plans:
Adjustments	(33)	28	(43)	21
Recognized within Net income	13	17	40	38
Prior service cost of defined benefit plans:
Adjustments	20	—	20	—
Recognized within Net income	—	(1)	1	—
Derivative instruments:
Recognized within Net income	1	—	1	1
Other comprehensive income (loss)	1	44	19	60
Total comprehensive income	$799	$870	$2,169	$2,056

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of dollars, except share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,133	$1,199
Short-term investments	1,602	2,342
Accounts receivable, net of allowances of ($16) and ($12)	1,481	1,246
Raw materials	108	101
Work in process	913	896
Finished goods	750	787
Inventories	1,771	1,784
Deferred income taxes	357	347
Prepaid expenses and other current assets	945	850
Total current assets	7,289	7,768
Property, plant and equipment at cost	5,742	6,266
Accumulated depreciation	(3,113)	(3,426)
Property, plant and equipment, net	2,629	2,840
Long-term investments	216	224
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,662	1,902
Deferred income taxes	160	172
Capitalized software licenses, net	54	83
Overfunded retirement plans	76	127
Other assets	92	244
Total assets	$16,540	$17,722

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,000	$1,001
Accounts payable	367	437
Accrued compensation	615	651
Income taxes payable	84	71
Deferred income taxes	3	4
Accrued expenses and other liabilities	431	498
Total current liabilities	2,500	2,662
Long-term debt	3,132	3,641
Underfunded retirement plans	247	225
Deferred income taxes	308	399
Deferred credits and other liabilities	383	405
Total liabilities	6,570	7,332
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,562	1,368
Retained earnings	30,731	29,653
Treasury common stock at cost
Shares: September 30, 2015 – 721,186,352; December 31, 2014 – 694,189,127	(23,551)	(21,840)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(513)	(532)
Total stockholders’ equity	9,970	10,390
Total liabilities and stockholders’ equity	$16,540	$17,722

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Millions of dollars)

	For Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$2,150	$1,996
Adjustments to Net income:
Depreciation	594	639
Amortization of acquisition-related intangibles	240	241
Amortization of capitalized software	38	45
Stock-based compensation	228	217
Gains on sales of assets	(3)	(44)
Deferred income taxes	(106)	(84)
Increase (decrease) from changes in:
Accounts receivable	(241)	(272)
Inventories	13	(20)
Prepaid expenses and other current assets	89	81
Accounts payable and accrued expenses	(190)	(224)
Accrued compensation	(37)	51
Income taxes payable	21	(90)
Changes in funded status of retirement plans	65	73
Other	(23)	11
Cash flows from operating activities	2,838	2,620

Cash flows from investing activities
Capital expenditures	(387)	(260)
Proceeds from asset sales	10	46
Purchases of short-term investments	(1,713)	(2,170)
Proceeds from short-term investments	2,455	2,491
Other	8	7
Cash flows from investing activities	373	114

Cash flows from financing activities
Proceeds from issuance of long-term debt	498	498
Repayment of debt	(1,000)	(1,000)
Dividends paid	(1,058)	(967)
Stock repurchases	(2,114)	(2,133)
Proceeds from common stock transactions	332	476
Excess tax benefit from share-based payments	68	75
Other	(3)	(4)
Cash flows from financing activities	(3,277)	(3,055)

Net change in Cash and cash equivalents	(66)	(321)
Cash and cash equivalents at beginning of period	1,199	1,627
Cash and cash equivalents at end of period	$1,133	$1,306

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

•	Embedded Processing – consists of the following product lines: Processors, Microcontrollers and Connectivity.

We report the results of our remaining business activities in Other.

Segment information

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Analog	$2,182	$2,149	$6,266	$5,981
Embedded Processing	725	711	2,087	2,070
Other	522	641	1,458	1,725
Total revenue	$3,429	$3,501	$9,811	$9,776

Operating profit:
Analog	$812	$802	$2,261	$1,964
Embedded Processing	174	114	432	270
Other	178	259	439	613
Total operating profit	$1,164	$1,175	$3,132	$2,847

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

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2015 and 2014, and the Consolidated Balance Sheet as of September 30, 2015, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2014. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended September 30,
	2015			2014
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$798			$826
Income allocated to RSUs	(11)			(13)
Income allocated to common stock
for basic EPS calculation	$787	1,023	$.77	$813	1,060	$.77

Adjustment for dilutive shares:
Stock-based compensation plans		12			14

Diluted EPS:
Net income	$798			$826
Income allocated to RSUs	(11)			(13)
Income allocated to common stock
for diluted EPS calculation	$787	1,035	$.76	$813	1,074	$.76

	For Nine Months Ended September 30,
	2015			2014
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$2,150			$1,996
Income allocated to RSUs	(31)			(31)
Income allocated to common stock
for basic EPS calculation	$2,119	1,036	$2.05	$1,965	1,070	$1.84

Adjustment for dilutive shares:
Stock-based compensation plans		13			15

Diluted EPS:
Net income	$2,150			$1,996
Income allocated to RSUs	(30)			(31)
Income allocated to common stock
for diluted EPS calculation	$2,120	1,049	$2.02	$1,965	1,085	$1.81

Potentially dilutive securities representing 14 million and 11 million shares of common stock that were outstanding during the third quarters of 2015 and 2014, respectively, and 12 million and 11 million shares outstanding during the first nine months of 2015 and 2014, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not significant as of September 30, 2015. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value and are discussed in Note 6. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates its fair value as measured using broker-dealer quotes, which are based on Level 2 inputs. See Note 6 for the definition of Level 2 inputs.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which changes the way reporting entities evaluate certain investment holdings for possible consolidation and also includes possible changes in disclosures resulting from that evaluation. This standard is effective for annual and interim reporting periods beginning January 1, 2016. We expect this standard will have no material impact on our financial position and results of operations.

In April and August 2015, respectively, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. These standards require that costs associated with the issuance of debt, except for costs associated with line-of-credit arrangements, be reported as a direct reduction of the related debt balance. Previously, such costs were recorded as deferred assets and amortized over the term of the debt issued. Costs associated with line-of-credit arrangements may continue to be recorded as deferred assets and amortized over the term of the arrangement. ASU No. 2015-03 is effective for interim and annual periods beginning January 1, 2016, but early adoption is permitted. We plan to adopt this standard for the year ended December 31, 2015. Upon adoption, this standard will be applied retrospectively to all prior periods presented. ASU No. 2015-15 is effective immediately. These standards will have no impact on the Consolidated Statements of Income and will have an immaterial impact from the reclassifications on our Consolidated Balance Sheets.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires that inventory be measured at the lower of cost or net realizable value rather than the lower of cost or market. This standard must be applied on a prospective basis, and is effective for annual and interim reporting periods beginning January 1, 2017. Since early adoption is permitted, we plan to implement this standard effective January 1, 2016, and expect no material impact on our financial position or results of operations.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

3. Acquisition charges

We incurred various costs as a result of the 2011 acquisition of National that are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments. For the three and nine months ended September 30, 2015 and 2014, Acquisition charges were primarily from the ongoing amortization of intangible assets resulting from the National acquisition. See Note 7 for more information.

4. Restructuring charges/other

Restructuring charges/other is recognized in Other for segment reporting purposes and consists of:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Restructuring charges by action:
2013 actions (a)	$—	$(3)	$(1)	$25
Prior actions (a)	—	—	—	(6)
Total restructuring charges	—	(3)	(1)	19
Other:
Gains on sales of assets	—	(8)	(1)	(47)
Other	—	2	(1)	4
Restructuring charges/other	$—	$(9)	$(3)	$(24)

(a)	Includes changes in estimates.

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

The table below reflects the changes in accrued restructuring balances associated with these actions:

	2013 Actions		Prior Actions
	Severance	Other	Severance
	and Benefits	Charges	and Benefits	Total
Accrual as of December 31, 2014	$22	$9	$26	$57
Restructuring charges (a)	(1)	—	—	(1)
Payments	(11)	(4)	(18)	(33)
Remaining accrual as of September 30, 2015	$10	$5	$8	$23

(a)	Includes changes in estimates.

The accrual balances above are primarily reported as a component of either Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

Other

Gains on sales of assets

During the first nine months of 2014, we recognized $47 million of gains on sales of assets. This consisted of $30 million associated with the sale of our site in Nice, France, and $17 million of asset sales associated primarily with the closure of our Houston, Texas, and Hiji, Japan, manufacturing facilities.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

5. Income taxes

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The rate is based on current tax law and for 2015 does not assume reinstatement of the federal research tax credit, which expired at the end of 2014. As of September 30, 2015, the estimated annual effective tax rate for 2015 is about 30 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.

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

Details of our investments are as follows:

	September 30, 2015			December 31, 2014
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale securities:
Money market funds	$618	$—	$—	$522	$—	$—
Corporate obligations	101	240	—	97	390	—
U.S. Government agency and Treasury securities	165	1,362	—	365	1,952	—
Trading securities:
Mutual funds	—	—	180	—	—	185
Total	884	1,602	180	984	2,342	185

Other measurement basis:
Equity-method investments	—	—	27	—	—	27
Cost-method investments	—	—	9	—	—	12
Cash on hand	249	—	—	215	—	—
Total	$1,133	$1,602	$216	$1,199	$2,342	$224

As of September 30, 2015, and December 31, 2014, unrealized gains and losses associated with our available-for-sale investments were not significant. We did not recognize any credit losses related to available-for-sale investments for the nine months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015 and 2014, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.46 billion and $2.49 billion, respectively. Gross realized gains and losses from these sales were not significant.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

The following table presents the aggregate maturities of investments in debt securities classified as available for sale as of September 30, 2015:

Due	Fair Value
One year or less	$2,451
One to two years	35

Gross realized gains and losses from sales of long-term investments and other-than-temporary declines and impairments in values of these investments were not material for the nine months ended September 30, 2015 and 2014.

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

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of September 30, 2015, and December 31, 2014, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015, and December 31, 2014. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	September 30,
	2015	Level 1	Level 2
Assets:
Money market funds	$618	$618	$—
Corporate obligations	341	—	341
U.S. Government agency and Treasury securities	1,527	1,307	220
Mutual funds	180	180	—
Total assets	$2,666	$2,105	$561

Liabilities:
Deferred compensation	$191	$191	$—
Total liabilities	$191	$191	$—

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Fair Value
	December 31,
	2014	Level 1	Level 2
Assets:
Money market funds	$522	$522	$—
Corporate obligations	487	—	487
U.S. Government agency and Treasury securities	2,317	1,762	555
Mutual funds	185	185	—
Total assets	$3,511	$2,469	$1,042

Liabilities:
Deferred compensation	$202	$202	$—
Total liabilities	$202	$202	$—

7. Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion net of accumulated impairment of $90 million as of September 30, 2015, and December 31, 2014. There was no impairment of goodwill during the nine months ended September 30, 2015 and 2014.

Components of acquisition-related intangible assets are as follows:

	Amortization	September 30, 2015			December 31, 2014
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,131	$874	$1,257	$2,135	$714	$1,421
Customer relationships	8	810	406	404	810	330	480
Other intangibles	5	3	2	1	3	2	1
Total		$2,944	$1,282	$1,662	$2,948	$1,046	$1,902

Amortization of acquisition-related intangibles was $80 million for the third quarters of 2015 and 2014, and $240 million and $241 million for the first nine months of 2015 and 2014, respectively, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

8. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans was as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended September 30,	2015	2014	2015	2014	2015	2014
Service cost	$6	$6	$1	$1	$9	$9
Interest cost	10	11	5	6	13	17
Expected return on plan assets	(12)	(10)	(5)	(5)	(19)	(21)
Recognized net actuarial loss	4	6	2	1	6	6
Amortization of prior service cost (credit)	—	—	—	1	—	—
Net periodic benefit costs	8	13	3	4	9	11
Settlement losses	7	11	—	—	—	1
Curtailment gain	—	—	—	—	—	(2)
Total, including other postretirement (gains) losses	$15	$24	$3	$4	$9	$10

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Nine Months Ended September 30,	2015	2014	2015	2014	2015	2014
Service cost	$17	$16	$4	$3	$26	$29
Interest cost	31	33	15	17	40	52
Expected return on plan assets	(36)	(31)	(16)	(15)	(57)	(62)
Recognized net actuarial loss	14	19	6	5	18	19
Amortization of prior service cost (credit)	—	—	3	3	(1)	(1)
Net periodic benefit costs	26	37	12	13	26	37
Settlement losses	19	14	—	—	2	1
Curtailment gain	—	—	—	—	—	(2)
Total, including other postretirement (gains) losses	$45	$51	$12	$13	$28	$36

9. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of September 30, 2015, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2020. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of September 30, 2015, our credit facility was undrawn and we had no commercial paper outstanding.

Long-term debt

We retired $250 million of maturing debt in April 2015 and another $750 million in August 2015.

In May 2015, we issued a principal amount of $500 million of fixed-rate, long-term debt due in 2020. We incurred $3 million of issuance and other related costs, which are amortized to Interest and debt expense over the term of the debt. The proceeds of the offering were $498 million, net of the original issuance discount, and were used toward the retirement of a portion of the debt that matured in August 2015.

Long-term debt outstanding is as follows:

	September 30,	December 31,
	2015	2014
Notes due 2015 at 3.95% (assumed with National acquisition)	$—	$250
Notes due 2015 at 0.45%	—	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2017 at 0.875%	250	250
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	—
Notes due 2021 at 2.75%	250	250
Notes due 2023 at 2.25%	500	500
Total debt	4,125	4,625
Net unamortized premium	7	17
Total debt, including net unamortized premium	4,132	4,642
Current portion of long-term debt	(1,000)	(1,001)
Long-term debt	$3,132	$3,641

Interest and debt expense was $22 million and $23 million for the third quarters of 2015 and 2014, respectively, and $68 million and $72 million for the first nine months of 2015 and 2014, respectively. This was net of the amortization of the debt premium and other debt issuance costs. Capitalized interest was not material.

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

11. Supplemental financial information

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the periods ended September 30, 2015 and 2014. The table below details where on the Consolidated Statements of Income these transactions are recorded.

	For Three Months Ended		For Nine Months Ended		Impact to
	September 30,		September 30,		Related Statement
	2015	2014	2015	2014	of Income Line
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$19	$25	$59	$58	Increase to Pension expense (b)
Tax effect	(6)	(8)	(19)	(20)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$13	$17	$40	$38	Decrease to Net income

Prior service cost of defined benefit plans:
Amortization of prior service cost (credit) and Curtailment gain (a)	$—	$(1)	$2	$—	(Decrease) increase to Pension expense (b)
Tax effect	—	—	(1)	—	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$—	$(1)	$1	$—	(Increase) decrease to Net income

Derivative instruments:
Amortization of treasury rate locks	$1	$—	$1	$1	Increase to Interest and debt expense
Tax effect	—	—	—	—	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$1	$—	$1	$1	Decrease to Net income

(a)	Detailed in Note 8.
(b)	Pension expense is included in COR, R&D, SG&A and Restructuring charges/other in the Consolidated Statements of Income.

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

Performance summary

Our third-quarter revenue was $3.43 billion, net income was $798 million and earnings per share (EPS) were $0.76.

Revenue declined 2 percent from a year ago. While our overall demand remained weak, revenue was stronger than we expected. Our core businesses of Analog and Embedded Processing each grew year over year. Together, they comprised 85 percent of third-quarter revenue and have delivered nine consecutive quarters of year-over-year growth. Gross margin was 58.2 percent of revenue, reflecting the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter analog production.

Our cash flow from operations once again underscored the strength of our business model. Free cash flow for the trailing 12 months was up 4 percent from a year ago to $3.6 billion. This represents 28 percent of revenue, up from 27 percent a year ago, and is consistent with our targeted range of 20-30 percent of revenue.

We have returned $4.2 billion to shareholders in the past 12 months through stock repurchases and dividends. In September, we announced a quarterly dividend increase of $0.04 per share, a 12 percent increase. This marked 12 consecutive years of dividend increases. We also announced a $7.5 billion increase to our share buyback authorization. Our strategy to return to shareholders 100 percent of free cash flow plus proceeds from exercises of equity compensation minus net debt retirement reflects our confidence in the long-term sustainability of our business model.

Our balance sheet remains strong with $2.7 billion of cash and short-term investments at the end of the quarter, 82 percent of which was owned by the company’s U.S. entities. Inventory ended the quarter at 111 days.

Free cash flow is a non-GAAP financial measure. For a reconciliation to GAAP and an explanation of the reason for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Results of operations – third-quarter 2015 compared with third-quarter 2014

Revenue decreased $72 million due to lower revenue from Other. Analog and Embedded Processing revenue grew.

Gross profit of $2.00 billion was down 2 percent due to lower revenue. As a percentage of revenue, gross profit was 58.2 percent compared with 58.4 percent.

Operating expenses were $316 million for R&D and $434 million for SG&A. R&D expense decreased $16 million, or 5 percent, and SG&A expense decreased $29 million, or 6 percent. Both comparisons reflect savings from ongoing efforts across the company to align costs with growth opportunities, including the completed restructuring actions in Embedded Processing and Japan. These decreases were partially offset by higher compensation-related costs.

Acquisition charges associated with our 2011 acquisition of National were unchanged at $83 million. These non-cash charges were from the ongoing amortization of intangible assets.

Operating profit was $1.16 billion, or 33.9 percent of revenue, compared with $1.18 billion, or 33.6 percent of revenue.

Quarterly income taxes are calculated using the estimated annual effective tax rate. At the end of the third quarter, our estimated annual effective tax rate for 2015 was about 30 percent. The tax rate is based on current tax law and does not include the effect of the federal research tax credit, which expired at the end of 2014. Our annual effective tax rate benefits from lower tax rates (compared to the U.S. statutory rate) applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions.

Our tax provision was $350 million compared with $329 million. The increase was due to a lower benefit from non-U.S. tax rates.

Third-quarter 2015 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA))

	3Q15	3Q14	Change
Revenue	$2,182	$2,149	2%
Operating profit	812	802	1%
Operating profit % of revenue	37.2%	37.3%

Analog revenue increased due to HVAL, and to a lesser extent, SVA. Power was about even and HPA declined. HPA revenue decreased due to the mix of products shipped. Operating profit increased.

Embedded Processing (includes Processors, Microcontrollers and Connectivity)

	3Q15	3Q14	Change
Revenue	$725	$711	2%
Operating profit	174	114	53%
Operating profit % of revenue	24.0%	16.0%

Embedded Processing revenue increased due to Microcontrollers and, to a lesser extent, Connectivity. The increase was partially offset by decreased revenue from Processors due to the mix of products shipped. Operating profit increased due to lower operating expenses and, to a lesser extent, higher gross profit.

Other (includes DLP® products, custom ASIC products, calculators and royalties)

	3Q15	3Q14	Change
Revenue	$522	$641	-19%
Operating profit*	178	259	-31%
Operating profit % of revenue	34.1%	40.4%

* Includes Acquisition charges and Restructuring charges/other

Other revenue decreased due to, in declining order, custom ASIC products, DLP products and calculators. Operating profit decreased due to lower revenue and associated gross profit.

Results of operations – first nine months of 2015 compared with first nine months of 2014

Revenue of $9.81 billion was about even, as higher revenue from Analog and Embedded Processing was offset by lower revenue from Other.  Analog and Embedded Processing comprised 85 percent of revenue compared with 82 percent.

Gross profit was $5.69 billion, an increase of $162 million, or 3 percent, due to lower manufacturing costs.

R&D expense of $974 million decreased $73 million, or 7 percent, and SG&A expense of $1.34 billion decreased $71 million, or 5 percent. Both comparisons reflect savings from ongoing efforts across the company to align costs with growth opportunities, including the completed restructuring actions in Embedded Processing and Japan. These decreases were partially offset by higher compensation-related costs.

Acquisition charges were unchanged at $248 million. These non-cash charges were from the ongoing amortization of intangible assets.

Operating profit was $3.13 billion, or 31.9 percent of revenue, compared with $2.85 billion, or 29.1 percent of revenue.

Our tax provision increased to $927 million from $791 million due to higher income before income taxes and, to a lesser extent, a lower benefit from non-U.S. tax rates.

Net income was $2.15 billion compared with $2.00 billion. EPS was $2.02 compared with $1.81.

Year-to-date segment results

Our segment results compared with the year-ago period are as follows:

Analog

	YTD 2015	YTD 2014	Change
Revenue	$6,266	$5,981	5%
Operating profit	2,261	1,964	15%
Operating profit % of revenue	36.1%	32.8%

Analog revenue increased due to HVAL and, to a lesser extent, Power. SVA also increased. HPA decreased due to the mix of products shipped. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing

	YTD 2015	YTD 2014	Change
Revenue	$2,087	$2,070	1%
Operating profit	432	270	60%
Operating profit % of revenue	20.7%	13.0%

Embedded Processing revenue was about even as Connectivity and Microcontrollers grew about equally, but were offset by a decrease in Processors. Operating profit increased primarily due to lower operating expenses.

Other

	YTD 2015	YTD 2014	Change
Revenue	$1,458	$1,725	-15%
Operating profit*	439	613	-28%
Operating profit % of revenue	30.1%	35.5%

* Includes Acquisition charges and Restructuring charges/other.

Other revenue decreased due to custom ASIC products and, to a lesser extent, DLP products. Revenue from calculators was about even. Operating profit decreased due to lower revenue and associated gross profit.

Financial condition

At the end of the third quarter of 2015, total cash (Cash and cash equivalents plus Short-term investments) was $2.74 billion, a decrease of $806 million from the end of 2014.

Accounts receivable was $1.48 billion, an increase of $235 million compared with the end of 2014 primarily due to higher revenue at the end of the third quarter than at the end of 2014. Days sales outstanding were 39 at the end of the third quarter compared with 34 at the end of 2014.

Inventory was $1.77 billion, a decrease of $13 million from the end of 2014. Days of inventory at the end of the third quarter were 111 compared with 117 at the end of 2014 and 126 at the end of the second quarter. The reduction from the end of the second quarter was due to lower factory starts and higher-than-expected revenue.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate revolving credit facility. Cash flows from operating activities for the first nine months of 2015 was $2.84 billion, an increase of $218 million from the year-ago period primarily due to an increase in Net income.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2020. This credit facility also serves as support for the issuance of commercial paper. As of September 30, 2015, our credit facility was undrawn and we had no commercial paper outstanding.

For the first nine months of 2015, investing activities provided $373 million in cash compared with $114 million in the year-ago period. Capital expenditures were $387 million compared with $260 million in the year-ago period, and were primarily for semiconductor manufacturing equipment. We received proceeds from sales of short-term investments, net of purchases, of $742 million, compared with $321 million in the year-ago period.

For the first nine months of 2015, financing activities used cash of $3.28 billion compared with $3.06 billion in the year-ago period. In both 2015 and 2014, we received proceeds of $498 million from the issuance of fixed-rate long-term debt (net of original issuance discount) and retired maturing debt of $1.0 billion. We paid dividends of $1.06 billion compared with $967 million in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $2.11 billion to repurchase 39.7 million shares of our common stock, compared with $2.13 billion used in the year-ago period to repurchase 46.8 million shares. Employee exercises of stock options provided cash proceeds of $332 million compared with $476 million in the year-ago period.

In September 2015, we announced a 12 percent increase in our quarterly cash dividend, which increased from $0.34 to $0.38 per share. This dividend will be payable November 16, 2015, to stockholders of record on October 30, 2015. Additionally, our Board of Directors authorized the repurchase of an additional $7.5 billion of our common stock, bringing the total outstanding authorization to $8.56 billion as of September 30, 2015.

We had $1.13 billion of Cash and cash equivalents and $1.60 billion of Short-term investments as of September 30, 2015. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP-based measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2015	2014	Change
Cash flow from operations (GAAP)	$4,110	$3,819	8%
Capital expenditures	(512)	(367)
Free cash flow (non-GAAP)	$3,598	$3,452	4%

Revenue	$13,080	$12,804

Cash flow from operations as a percent of revenue (GAAP)	31%	30%
Free cash flow as a percent of revenue (non-GAAP)	28%	27%

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2014.  Additionally, in April 2015 we retired $250 million of maturing debt and in August 2015 we retired $750 million of maturing debt. In May 2015 we issued $500 million principal amount of 1.75% notes maturing in 2020.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number		Approximate
				of Shares		Dollar Value
				Purchased as		of Shares that
				Part of		May Yet Be
	Total			Publicly		Purchased
	Number of		Average	Announced		Under the
	Shares		Price Paid	Plans or		Plans or
Period	Purchased		per Share	Programs(1)		Programs(1)
July 1, 2015 through July 31, 2015	11,545,747		$49.90	11,545,747		1.26 billion
August 1, 2015 through August 31, 2015	2,909,770		49.46	2,909,770		1.12 billion
September 1, 2015 through September 30, 2015	1,278,374		46.92	1,278,374		8.56 billion
Total	15,733,891	(2)	$49.57	15,733,891	(2)	8.56 billion	(3)

(1)  All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5.0 billion of additional shares of TI common stock announced on February 21, 2013. On September 17, 2015, our board of directors authorized the purchase of an additional $7.5 billion of our common stock. No expiration date has been specified for these authorizations.

(2)   All purchases during the quarter were open-market purchases. The table does not include the purchase of 189,077 shares pursuant to orders placed in the second quarter of 2015 for which trades were settled in the first two days of July 2015.

(3)   As of September 30, 2015, this amount consisted of the remaining portion of the $5.0 billion authorized in February 2013 and the $7.5 billion authorized in September 2015.

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

Date: November 5, 2015