Form 10-K
period 2015-12-31
TEXAS INSTRUMENTS INC
filed 2016-02-24
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $53,229,272,810 as of June 30, 2015.

1,005,257,723 (Number of shares of common stock outstanding as of February 22, 2016)

Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2016 annual meeting of stockholders.

PART I

ITEM 1.	Business.

We design and make semiconductors that we sell to electronics designers and manufacturers all over the world. We began operations in 1930. We are incorporated in Delaware, headquartered in Dallas, Texas, and have design, manufacturing or sales operations in more than 30 countries. We have two reportable segments: Analog and Embedded Processing. We report the results of our remaining business activities in Other. In 2015, we generated $13 billion of revenue.

We focus our resources on Analog and Embedded Processing because we believe that these segments’ long product life cycles, intrinsic diversity and need for less capital-intensive manufacturing provide a combination of stability, profitability and strong cash generation. This business model is the foundation of our capital management strategy, which is based on our belief that free cash flow growth is important for maximizing shareholder value over the long term. Free cash flow is cash flow from operations less capital expenditures.

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

We sell catalog and application-specific standard semiconductor products, both of which we market to multiple customers. Catalog products are designed for use by many customers and/or many applications. The life cycles of catalog products generally span multiple years, with some products continuing to sell for decades after their initial release. Application-specific standard products (ASSPs) are designed for use by a smaller number of customers and are targeted to a specific application. The life cycles of ASSPs are generally determined by end-equipment upgrade cycles and can be as short as 12 to 24 months, although some can be used across multiple generations of customers’ products. We also sell custom semiconductor products, which are designed for a specific customer to use in a specific application and are sold only to that customer. The vast majority of our revenue is derived from products that are differentiated from competitors’ products. Our products are sold through distribution channels and directly to customers.

Our segments represent groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels. Our segments also reflect how management allocates resources and measures results. Additional information regarding each segment follows.

Analog

Analog generated $8.3 billion of revenue in 2015. Analog semiconductors change real-world signals, such as sound, temperature, pressure or images, by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as embedded processors. Analog semiconductors also are used to manage power in every electronic device by converting, distributing, storing, discharging, isolating and measuring electrical energy, whether the device is plugged into a wall or running off a battery. Our Analog products are used in many markets, particularly personal electronics and industrial.

Sales of our Analog products generated about 64 percent of our revenue in 2015. According to external sources, the market for analog semiconductors was $45 billion in 2015. Our Analog segment’s revenue in 2015 was 18 percent of this fragmented market, the leading position. We believe we are well positioned to increase our market share over time.

Our Analog segment includes the following major product lines: High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA).

HVAL

These include high-volume integrated ASSPs and high-volume catalog products. HVAL products support applications like automotive safety devices, touchscreen controllers, low-voltage motor drivers and integrated motor controllers.

Power

These include both catalog products and ASSPs that help customers manage power in electronic systems. Our broad portfolio of Power products is designed to enhance the efficiency of powered devices using battery management solutions, portable power devices, power supply controls and point-of-load products.

HPA

These include catalog products that we market to many different customers who use them in manufacturing a wide range of products. HPA products include high-speed data converters, amplifiers, sensors, high-reliability products, interface products and precision products that are typically used in systems that require high performance. HPA products generally have long life cycles, often more than 10 years.

SVA

These include a broad portfolio of industrial, high-voltage power management, data converter, interface and operational amplifier catalog products used in manufacturing a wide range of electronic systems. SVA products support applications like video and data interface products, high voltage power conversion, and mobile lighting and display systems. SVA products generally have long life cycles, often more than 10 years. SVA consists primarily of products that we acquired through our purchase of National Semiconductor Corporation in 2011.

Embedded Processing

Embedded Processing generated $2.8 billion of revenue in 2015. Embedded Processing products are the “brains” of many electronic devices. Embedded processors are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. The devices vary from simple, low-cost products used in electric toothbrushes to highly specialized, complex devices used in automotive applications such as infotainment systems and advanced driver assistance systems (ADAS). Our Embedded Processing products are used in many markets, particularly industrial and automotive.

An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to re-use software from one product generation to the next.

Sales of Embedded Processing products generated about 21 percent of our revenue in 2015. According to external sources, the market for embedded processors was $18 billion in 2015. Our 15 percent share of this fragmented market is among the leaders. We believe we are well positioned to increase our market share over time.

Our Embedded Processing segment includes the following major product lines: Microcontrollers, Processors and Connectivity.

Microcontrollers

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

Processors

These include digital signal processors (DSPs) and applications processors. DSPs perform mathematical computations almost instantaneously to process or improve digital data. Processors are typically tailored for a specific class of applications such as industrial (factory automation or grid infrastructure) and automotive (infotainment and ADAS). They are also sold into broad industrial applications.

Connectivity

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

Other

We report the results of our remaining business activities in Other, which generated $1.9 billion of revenue in 2015 and includes:

•

Revenue from our smaller product lines, such as DLP® products (primarily used in projectors to create high-definition images), calculators and certain custom semiconductors known as application-specific integrated circuits (ASICs).

•	Royalties received from agreements involving license rights to our patent portfolio.

We also include in Other items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include acquisition charges; restructuring charges; revenue from our legacy wireless products; and certain corporate-level items, such as litigation expenses, environmental costs, insurance settlements, and gains and losses from other activities, including asset dispositions.

Financial information with respect to our segments and our operations outside the United States is contained in Note 1 to the financial statements, which is included in Item 8, “Financial Statements and Supplementary Data.” Risks attendant to our foreign operations are described in Item 1A, “Risk Factors.”

Markets for our products

The table below lists the major markets that used our products in 2015 and the estimated percentage of our 2015 revenue that the market represented. The chart also lists, in decreasing order of our revenue, the sectors within each market.

Markets	Sectors
Industrial (31% of TI revenue)

Factory automation and control

Medical/healthcare/fitness

Building automation

Grid infrastructure

Test and measurement

Motor drives

Electronic point of sale

Space/avionics/defense

Display

Power delivery

Appliances

Lighting

Industrial transportation

Industrial other

Automotive (15% of TI revenue)	Infotainment and cluster Passive safety ADAS Body electronics and lighting Hybrid/electric vehicle and powertrain

Personal electronics (30% of TI revenue)	Mobile phones Personal and notebook computers TV/set-top box/audio Storage Printers and other peripherals Tablets Wearables (non-medical) Gaming

Communications equipment (13% of TI revenue)	Wireless infrastructure Telecom infrastructure Enterprise switching Residential

Enterprise systems (6% of TI revenue)	Projectors Servers High-performance computing Multi-function printers Thin client

Other (calculators, royalties and other) (5% of TI revenue)

Market characteristics

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

We employ several strategies to dampen the effect of the semiconductor cycle on TI. We acquire our facilities and equipment ahead of demand, which usually allows us to acquire this capacity at lower costs. We focus our resources on our Analog and Embedded Processing segments, which serve diverse markets and diverse customers. This diversity reduces our dependence on the performance of a single market or small group of customers. Additionally, we utilize consignment inventory programs with our customers and distributors.

Seasonality

Our revenue is subject to some seasonal variation. Historically, our semiconductor revenue growth rate tends to be weaker in the first and fourth quarters when compared to the second and third quarters. Calculator revenue is tied to the U.S. back-to-school season and is therefore at its highest in the second and third quarters.

Manufacturing

Semiconductor manufacturing begins with a sequence of photolithographic and chemical processing steps that fabricate a number of semiconductor devices on a thin silicon wafer. Each device on the wafer is packaged and tested. The entire process takes place in highly specialized facilities and requires an average of 12 weeks, with most products completing within 7 to 16 weeks.

The cost and lifespan of the equipment and processes we use to manufacture semiconductors vary by technology. Our Analog products and most of our Embedded Processing products can be manufactured using mature and stable, and therefore less expensive, equipment than is needed for manufacturing advanced logic products, such as some of our processor products.

We own and operate semiconductor manufacturing facilities in North America, Asia, Japan and Europe. These include both wafer fabrication and assembly/test facilities. Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation. We own much of our manufacturing capacity; therefore, a significant portion of our operating cost is fixed and changes in factory loadings can cause short-term variations in profit margins. When factory loadings decrease, our fixed costs are spread over reduced output and, absent other circumstances, our profit margins decrease. Conversely, as factory loadings increase, our fixed costs are spread over increased output and, absent other circumstances, our profit margins increase. Our operating focus is more on maximizing long-term free cash flow than minimizing short-term variations in profit margins caused by factory loadings.

To this end, we seek to maximize long-term free cash flow by keeping capital expenditures low through opportunistic purchases of facilities and equipment ahead of demand. For example, in 2013 we purchased an assembly/test facility in Chengdu, China. In 2015 we began production at an existing facility in Dallas, Texas, that we adapted to manufacture analog products using 300-millimeter wafers, our most cost-effective manufacturing process. These activities may have near-term effects on our profit margins, but we believe they will result in long-term benefits to free cash flow.

We expect to maintain sufficient internal manufacturing capacity to meet the vast majority of our production needs. To supplement our manufacturing capacity and maximize our responsiveness to customer demand and return on capital, we utilize the capacity of outside suppliers, commonly known as foundries, and subcontractors. In 2015, we sourced about 20 percent of our total wafers from external foundries and about 40 percent of our assembly/test services from subcontractors.

Customers

We estimate that we sell our products to more than 100,000 customers. Our customer base is diverse, with one-third of our revenue deriving from customers outside our largest 100. Our largest single end customer in 2015 was Apple Inc. Apple accounted for approximately 11 percent of revenue, recognized primarily in our Analog segment.

Sales and distribution

We market and sell our semiconductor products through a direct sales force and distributors. We have sales or marketing offices in more than 30 countries. About 60 percent of our revenue comes through distribution channels. Our distributors maintain an inventory of our products and sell directly to a wide range of customers. They also sell products from our competitors.

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

We generate about 55 percent of our revenue from consignment inventory programs that we have in place for our large customers and distributors. With these programs, we own inventory that is stored at our customers’ and distributors’ locations, and we recognize revenue when the product is pulled from consigned inventory. These consignment programs give us improved insight into demand, allowing us to better manage our factory loadings. About 60 percent of our distributor revenue is generated from sales of consigned inventory.

Backlog

We define backlog as of a particular date as purchase orders with a customer-requested delivery date within a specified length of time. Our backlog at any particular date may not be indicative of revenue for any future period. As customer requirements and industry conditions change, orders may be subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Further, our consignment programs do not result in backlog because the order occurs at the same time as delivery, i.e., when the customer pulls the product from consigned inventory. Our backlog of orders was $0.95 billion at December 31, 2015, and $0.94 billion at December 31, 2014.

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

Intellectual property

We own many patents, and have many patent applications pending, in the United States and other countries in fields relating to our business. We have developed a strong, broad-based patent portfolio and continually add patents to that portfolio. We also have agreements with numerous companies involving license rights to our portfolio and anticipate that other license agreements may be negotiated in the future. In general, our license agreements have multi-year terms and may be renewed after renegotiation.

Our patent portfolio is an ongoing contributor to our revenue. We do not consider our business materially dependent upon any one patent or patent license, although taken as a whole, our rights and the products made and sold under patents and patent licenses are important to our business.

We often participate in industry initiatives to set technical standards. Our competitors may participate in the same initiatives. Participation in these initiatives may require us to license certain of our patents to other companies on reasonable and non-discriminatory terms.

We own trademarks that are used in the conduct of our business. These trademarks are valuable assets, the most important of which are “Texas Instruments” and our corporate monogram. DLP® is another valuable trademark.

Research and development

Our R&D expense was $1.28 billion in 2015, compared with $1.36 billion in 2014 and $1.52 billion in 2013. Our primary areas of R&D investment are Analog and Embedded Processing products.

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

Executive officers of the Registrant

The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company held by each person named:

Name	Age	Position
Stephen A. Anderson	54	Senior Vice President
Brian T. Crutcher	43	Executive Vice President
R. Gregory Delagi	53	Senior Vice President
Kevin P. March	58	Senior Vice President and Chief Financial Officer
Kevin J. Ritchie	59	Senior Vice President
Richard K. Templeton	57	Director; Chairman of the Board; President and Chief Executive Officer
Cynthia Hoff Trochu	52	Senior Vice President, Secretary and General Counsel
Teresa L. West	55	Senior Vice President
Darla H. Whitaker	50	Senior Vice President
Bing Xie	48	Senior Vice President

The term of office of these officers is from the date of their election until their successor shall have been elected and qualified. All have been employees of the company for more than five years. Messrs. Anderson, Crutcher, Delagi, March, Ritchie and Templeton and Mses. West and Whitaker have served as executive officers of the company for more than five years. Ms. Trochu and Mr. Xie became executive officers of the company in 2015.

Employees

At December 31, 2015, we had 29,977 employees.

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

Available on our web site at www.ti.com/corporategovernance are: (i) our Corporate Governance Guidelines; (ii) charters for the Audit, Compensation, and Governance and Stockholder Relations Committees of our board of directors; (iii) our Code of Conduct; and (iv) our Code of Ethics for TI Chief Executive Officer and Senior Finance Officers. Stockholders may request copies of these documents free of charge by writing to Texas Instruments Incorporated, P.O. Box 660199, MS 8657, Dallas, Texas, 75266-0199, Attention: Investor Relations.

ITEM 1A.	Risk Factors.

You should read the following risk factors in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference into these filings. These risk factors are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like TI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, actual financial results that do not meet our and/or the investment community’s expectations, changes in our and/or the investment community’s expectations for our future results and other factors, many of which are beyond our control.

We face substantial competition that requires us to respond rapidly to product development and pricing pressures.

We face intense technological and pricing competition in the markets in which we operate. We expect this competition will continue to increase from large competitors and from smaller competitors serving niche markets, and also from emerging companies, particularly in Asia, that sell products into the same markets in which we operate. For example, the China market is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Additionally, we may face increased competition as a result of China’s adoption of policies designed to promote its domestic semiconductor industry. Certain of our competitors possess sufficient financial, technical and management resources to develop and market products that may compete favorably against our products, and consolidation among our competitors may allow them to compete more effectively. Additionally, traditional intellectual property licensors are increasingly providing functionality, designs and complete hardware or software solutions that compete with our products. The price and product development pressures that result from competition may lead to reduced profit margins and lost business opportunities in the event that we are unable to match the price declines or cost efficiencies, or meet the technological, product, support, software or manufacturing advancements of our competitors.

Rapid technological change in markets we serve requires us to develop new technologies and products.

Rapid technological change in markets we serve could contribute to shortened product life cycles and a decline in average selling prices of our products. Our results of operations depend in part upon our ability to successfully develop, manufacture and market innovative products. We require significant investments to develop new technologies and products that meet changing customer demands, and we might not realize a return on our investments because they are generally made before commercial viability can be assured. Further, projects that are commercially viable may not contribute significant revenue until at least a few years after they are completed.

Changes in expected demand for our products could have a material adverse effect on  our results of operations.

Our customers include companies in a wide range of end markets and sectors within those markets. If demand in one or more sectors within our end markets declines or grows at a significantly slower pace than management expects, our results of operations may be adversely affected. Additionally, the loss or significant curtailment of purchases by one or more of our large customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, or the timing of customer or distributor inventory adjustments, may adversely affect our results of operations and financial condition.

Our results of operations also might suffer because of a general decline in customer demand resulting from, for example: uncertainty regarding the stability of global credit and financial markets; natural events or domestic or international political, social, economic or other conditions; breaches of customer information technology systems that disrupt customer operations; or a customer’s inability to access credit markets and other sources of needed liquidity.

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

Our margins may vary over time.

Our profit margins may be adversely affected by a number of factors, including decreases in customer demand and shipment volume; obsolescence of our inventory; and shifts in our product mix. In addition, we operate in a highly competitive market environment that might adversely affect pricing for our products. Because we own much of our manufacturing capacity, a significant portion of our operating costs is fixed. In general, these fixed costs do not decline with reductions in customer demand or factory loadings, and can adversely affect profit margins as a result.

Cyclicality in the semiconductor market may affect our performance.

Semiconductor products are the principal source of our revenue. The cyclical nature of the semiconductor market may lead to significant and often rapid increases and decreases in product demand. These changes could have adverse effects on our results of operations, and on the market price of our securities.

Our global operations subject us to risks associated with domestic or international political, social, economic or other conditions.

We have facilities in more than 30 countries. About 85 percent of our revenue comes from shipments to locations outside the United States; in particular, shipments of products into China typically represent a large portion of our revenue. We are exposed to political, social and economic conditions, security risks, terrorism or other hostile acts, health conditions, labor conditions, and possible disruptions in transportation, communications and information technology networks of the various countries in which we operate. Any of these could result in an adverse effect on our operations and our financial results. Additionally, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

Our results of operations could be affected by natural events in the locations in which we operate.

We have manufacturing, data and design facilities and other operations in locations subject to natural occurrences such as severe weather, geological events or health epidemics that could disrupt operations. A natural disaster that results in a prolonged disruption to our operations may adversely affect our results and financial condition.

We face supply chain and manufacturing risks.

We rely on third parties to supply us with goods and services in a cost-effective and timely manner. Our access to needed goods and services may be adversely affected if our suppliers’ operations were disrupted as a result of, for example: quality excursions; uncertainty regarding the stability of global credit and financial markets; domestic or international political, social, economic and other conditions; natural events in the locations in which our suppliers operate; or limited or delayed access to key raw materials, natural resources, and utilities. Additionally, a breach of our suppliers’ information technology systems could result in a release of our confidential or proprietary information. If our suppliers are unable to access credit markets and other sources of needed liquidity, we may be unable to obtain needed supplies, collect accounts receivable or access needed technology.

In particular, our manufacturing processes and critical manufacturing equipment require that certain key raw materials, natural resources and utilities be available. Limited or delayed access to and high costs of these items could adversely affect our results of operations. Our products contain materials that are subject to conflict minerals reporting requirements. Our relationships with customers and suppliers may be adversely affected if we are unable to describe our products as conflict-free. Additionally, our costs may increase if one or more of our customers demands that we change the sourcing of materials we cannot identify as conflict-free.

Our inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our products, and we depend on third parties to provide advanced logic manufacturing process technology development. We do not have long-term contracts with all of these suppliers, and the number of alternate suppliers is limited. Reliance on these suppliers involves risks, including possible shortages of capacity in periods of high demand, suppliers’ inability to develop and deliver advanced logic manufacturing process technology in a timely, cost effective, and appropriate manner and the possibility of suppliers’ imposition of increased costs on us.

Our operating results and our reputation could be adversely affected by breaches of our information technology systems.

Breaches of our information technology systems could be caused by computer viruses, unauthorized access, sabotage, vandalism or terrorism. These breaches could compromise our information technology networks and could result in unauthorized release of our, our customers’ or our suppliers’ confidential or proprietary information, cause a disruption to our manufacturing and other operations, result in release of employee personal data, or cause us to incur increased information technology protection costs, any of which could adversely affect our operating results and our reputation.

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

We actively enforce and protect our own intellectual property rights. However, there can be no assurance that our efforts will be adequate to prevent misappropriation or improper use of our protected technology. Moreover, the laws of countries where we operate may not protect our intellectual property rights to the same extent as U.S. laws.

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

We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, the environment, safety and health; exports and imports; bribery and corruption; tax; data privacy and protection; labor and employment; competition; and intellectual property ownership and infringement. Compliance with these laws, rules and regulations may be onerous and expensive, and if we fail to comply or if we become subject to enforcement activity, our ability to manufacture our products and operate our business could be restricted and we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.

Some of these complex laws, rules and regulations – for example, those related to environmental, safety and health requirements – may particularly affect us in the jurisdictions in which we manufacture products, especially if such laws and regulations: require the use of abatement equipment beyond what we currently employ; require the addition or elimination of a raw material or process to or from our current manufacturing processes; or impose costs, fees or reporting requirements on the direct or indirect use of energy, natural resources, or materials or gases used or emitted into the environment in connection with the manufacture of our products. A substitute for a prohibited raw material or process might not be available, or might not be available at reasonable cost.

Our results of operations and our reputation could be affected by warranty claims, product recalls, product liability claims, or legal proceedings.

We could be subject to claims based on warranty, product liability, epidemic or delivery failures, or other grounds relating to our products, manufacturing, services, designs or communications that could lead to significant expenses as we defend such claims or pay damage awards or settlements. In the event of a claim, we may also incur costs if we decide to compensate the affected customer or end consumer. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for one of our customers to recall a product containing a TI part. In such instances, we may incur costs and expenses relating to the recall. Costs or payments we may make in connection with warranty, epidemic failure and delivery claims, product recalls or other legal proceedings may adversely affect our results of operations and financial condition and our reputation.

Our results of operations could be affected by changes in tax-related matters.

We have facilities in more than 30 countries and as a result are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. If our tax rate increases, our results of operations could be adversely affected. A number of factors could cause our tax rate to increase, including a change in the jurisdictions in which our profits are earned and taxed; a change in the mix of profits from those jurisdictions; changes in available tax credits; changes in applicable tax rates; or adverse resolution of audits by taxing authorities.

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

In 2015, about 60 percent of our revenue was generated from sales of our products through distributors. Our distributors carry competing product lines, and our sales could be affected if our distributors promote competing products over our products. Moreover, our results of operations could be affected if our distributors suffer financial difficulties that result in their inability to pay amounts owed to us.

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

From time to time, we issue debt securities with various interest rates and maturities. While we believe we will have the ability to service this debt, our ability to make principal and interest payments when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and business and other factors affecting our operations, including the other risk factors described under Item 1A, many of which are beyond our control. In addition, our obligation to make principal and interest payments could divert funds that otherwise would be invested in our operations or returned to shareholders, or could cause us to raise funds by, for example, issuing new debt or equity or selling assets.

Our results of operations and liquidity could be affected by changes in the financial markets.

We maintain bank accounts, one or more multi-year revolving credit agreements, and a portfolio of investments to support the financing needs of the company. Our ability to fund our operations, invest in our business, make strategic acquisitions, service our debt obligations and meet our cash return objectives depends upon continuous access to our bank and investment accounts, and may depend on access to our bank credit lines that support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected and our ability to access the capital markets or redeem our investments could be restricted.

Increases in health care and pension benefit costs could affect our results of operations and financial condition.

Federal and state health care reform programs could increase our costs with regard to medical coverage of our employees, which could reduce profitability and affect our results of operations and financial condition. In addition, obligations related to our pension and other postretirement plans reflect assumptions that affect the planned funding and costs of these plans, including the actual return on plan assets, discount rates, plan participant population demographics and changes in pension regulations. Changes in these assumptions may affect plan funding, cash flow and results of operations, and our costs and funding obligations could increase significantly if our plans’ actual experience differs from these assumptions.

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

	Analog	Embedded Processing
Dallas, Texas†	X	X
Sherman, Texas	X
Houston, Texas		X
Tucson, Arizona*	X
Santa Clara, California	X
South Portland, Maine	X
Aguascalientes, Mexico*	X
Aizu, Japan	X	X
Miho, Japan	X	X
Chengdu, China†	X	X
Shanghai, China*	X	X
Bangalore, India†	X	X
Kuala Lumpur, Malaysia†	X	X
Melaka, Malaysia†	X
Baguio, Philippines†	X	X
Pampanga (Clark), Philippines†	X	X
Taipei, Taiwan†	X	X
Freising, Germany	X	X
Greenock, Scotland	X

*	Leased.
†	Portions of the facilities are leased and owned. This may include land leases, particularly for our non-U.S. sites.

Our facilities in the United States contained approximately 13.7 million square feet at December 31, 2015, of which approximately 1.2 million square feet were leased. Our facilities outside the United States contained approximately 10.2 million square feet at December 31, 2015, of which approximately 1.6 million square feet were leased.

At the end of 2015, we occupied substantially all of the space in our facilities.

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

The information concerning the number of stockholders of record at December 31, 2015, is contained in Item 6, “Selected Financial Data.”

Common stock prices and dividends

TI common stock is listed on The NASDAQ Global Select Market.  The table below shows the high and low closing prices of TI common stock as reported by Bloomberg L.P. and the dividends paid per common share in each quarter during the past two years.

		Quarter
		1st	2nd	3rd	4th
Stock prices:
2015	High	$59.94	$58.73	$52.08	$58.98
	Low	51.78	51.51	43.52	48.44
2014	High	47.16	48.47	49.29	55.62
	Low	40.89	44.89	45.67	41.93
Dividends paid:
2015		$0.34	$0.34	$0.34	$0.38
2014		0.30	0.30	0.30	0.34

Issuer purchases of equity securities

The following table contains information regarding our purchases of our common stock during the fourth quarter of 2015.

				Total Number		Approximate
				of Shares		Dollar Value
				Purchased as		of Shares that
				Part of		May Yet Be
	Total			Publicly		Purchased
	Number of		Average	Announced		Under the
	Shares		Price Paid	Plans or		Plans or
Period	Purchased		per Share	Programs (1)		Programs (1)
October 1, 2015 through October 31, 2015	8,220,390		$52.16	8,220,390		$8.13 billion
November 1, 2015 through November 30, 2015	3,028,345		57.09	3,028,345		7.96 billion
December 1, 2015 through December 31, 2015	458,008		55.41	458,008		7.93 billion
Total	11,706,743	(2)	$53.56	11,706,743	(2)	$7.93 billion	(3)

(1)

All purchases during the quarter were made under the authorization from our board of directors to purchase up to $5.0 billion of additional shares of TI common stock announced on February 21, 2013. On September 17, 2015, our board of directors authorized the purchase of an additional $7.5 billion of our common stock. No expiration date has been specified for these authorizations.

(2)	All purchases during the quarter were open-market purchases.
(3)	As of December 31, 2015, this amount consisted of the remaining portion of the $5.0 billion authorized in February 2013 and the $7.5 billion authorized in September 2015.

ITEM 6.	Selected Financial Data.

	For Years Ended December 31,
(Millions of dollars, except share and per-share amounts)	2015	2014	2013	2012	2011
Cash flow data:
Cash flows from operating activities	$4,268	$3,892	$3,384	$3,414	$3,256
Capital expenditures	551	385	412	495	816
Free cash flow (a)	3,717	3,507	2,972	2,919	2,440
Dividends paid	1,444	1,323	1,175	819	644
Stock repurchases	2,741	2,831	2,868	1,800	1,973

Income statement data:
Revenue by segment:
Analog	8,339	8,104	7,194	6,998	6,375
Embedded Processing	2,787	2,740	2,450	2,257	2,381
Other	1,874	2,201	2,561	3,570	4,979
Revenue	13,000	13,045	12,205	12,825	13,735

Gross profit	7,560	7,427	6,364	6,368	6,772
Operating expenses (R&D and SG&A)	3,028	3,201	3,380	3,681	3,353
Acquisition charges	329	330	341	450	315
Restructuring charges/other	(71)	(51)	(189)	264	112
Operating profit	4,274	3,947	2,832	1,973	2,992

Net income	$2,986	$2,821	$2,162	$1,759	$2,236

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted earnings per share (EPS) is calculated using the following:

Net income	$2,986	$2,821	$2,162	$1,759	$2,236
Income allocated to RSUs	(42)	(43)	(36)	(31)	(34)
Income allocated to common shares for diluted EPS	$2,944	$2,778	$2,126	$1,728	$2,202

Average diluted shares outstanding, in millions	1,043	1,080	1,113	1,146	1,171
Diluted earnings per common share	$2.82	$2.57	$1.91	$1.51	$1.88
Cash dividends declared per common share	$1.40	$1.24	$1.07	$0.72	$0.56

(a) Free cash flow is a non-GAAP measure derived by subtracting Capital expenditures from Cash flows from operating activities.

	December 31,
(Millions of dollars, except Other data items)	2015	2014	2013	2012	2011
Balance sheet data:
Cash, cash equivalents and short-term investments	$3,218	$3,541	$3,829	$3,965	$2,935
Total assets (b)	16,230	17,372	18,554	19,565	19,901
Current portion of long-term debt and commercial paper borrowings	1,000	1,001	1,000	1,500	1,381
Long-term debt (b)	3,120	3,630	4,145	4,175	4,201

Other data – Number of:
Employees	29,977	31,003	32,209	34,151	34,759
Stockholders of record	15,563	16,361	17,213	18,128	19,733

(b) Prior periods reclassified to conform to the 2015 presentation, having adopted certain accounting standards. See Note 2.

See Notes to the financial statements and Management’s discussion and analysis of financial condition and results of operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

A strong foundation of manufacturing technology and low-cost production. We invest in manufacturing technologies that differentiate the features of our semiconductors, and we do most of our own production in-house, as opposed to outsourcing it. This ability to directly control our manufacturing helps ensure a consistent supply of products for our customers. We produce billions of semiconductors each year on a mixture of 150-, 200- and 300-millimeter wafers, and we are able to keep costs low for manufacturing facilities and equipment because our analog and much of our embedded processing semiconductors can be made using mature assets that we acquire ahead of demand when their prices are most attractive. In 2015, we produced approximately 25 percent of our Analog semiconductors on 300-millimeter wafers, the industry’s largest wafers, which have a 40 percent cost advantage per unpackaged chip over 200-millimeter wafers. The majority of our future Analog growth will be produced on 300-millimeter wafers, which will be meaningful to the growth of our margins and cash flow over the long term.

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

The combined effect of these attributes is that we have consistently grown free cash flow and gained market share in Analog and Embedded Processing. These attributes put us in a unique class of companies with the ability to grow, generate cash, and return that cash to shareholders.

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

o

The term “legacy wireless products” refers to our baseband products, OMAPTM applications processors and connectivity products sold into smartphones and consumer tablets. Our exit from legacy wireless products was complete in 2013.

•

Our segments represent groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels, and how management allocates resources and measures results. See Note 1 to the financial statements for more information regarding our segments.

Results of operations

We continued to perform well in 2015, reflecting our focus on Analog and Embedded Processing semiconductors. These products serve highly diverse markets with thousands of applications, and we believe have dependable long-term growth opportunities. In 2015, Analog and Embedded Processing represented 86 percent of revenue, up from 83 percent in 2014. Gross margin of 58.2 percent for the year, a new record, reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy.

Our focus on Analog and Embedded Processing allows us to generate strong cash flow from operations. In 2015, free cash flow, also a record, was 28.6 percent of revenue, up from 26.9 percent a year ago and consistent with our targeted range of 20-30 percent of revenue. During the year, we returned $4.2 billion of cash to investors through a combination of stock repurchases and dividends. Free cash flow is a non-GAAP financial measure. For a reconciliation to GAAP and an explanation of the reason for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Details of financial results – 2015 compared with 2014

Revenue of $13.00 billion was about even with 2014, as higher revenue from Analog and Embedded Processing was offset by lower revenue from Other. Our 2015 revenue was negatively affected by about $150 million from changes in foreign currency exchange rates.

Gross profit was $7.56 billion, an increase of $133 million, or 2 percent, due to lower manufacturing costs. Gross profit margin was 58.2 percent of revenue compared with 56.9 percent.

Operating expenses were $1.28 billion for R&D and $1.75 billion for SG&A. R&D expense decreased $78 million, or 6 percent, and SG&A decreased $95 million, or 5 percent. Both comparisons reflect savings from ongoing efforts across the company to align costs with growth opportunities, including the completed restructuring actions in Embedded Processing and Japan. These decreases were partially offset by higher compensation-related costs.

Acquisition charges were related to our 2011 acquisition of National Semiconductor and were $329 million, about even with 2014. These non-cash charges were primarily from the amortization of intangible assets. See Note 13 to the financial statements.

Restructuring charges/other was a net credit of $71 million, which included gains on sales of assets of $83 million that were partially offset by $12 million related to restructuring charges and other credits. This compared with a net credit of $51 million in 2014, reflecting gains on sales of assets of $75 million that were partially offset by restructuring charges and other expenses of $24 million. These amounts are included in Other for segment reporting purposes. See Note 3 to the financial statements.

Operating profit was $4.27 billion, or 32.9 percent of revenue, compared with $3.95 billion, or 30.3 percent of revenue.

The income tax provision was $1.23 billion compared with $1.05 billion. The increase in the total tax provision was due to higher income before income taxes and, to a lesser extent, a lower benefit from non-U.S. effective tax rates. Our annual effective tax rate was 29 percent in 2015 and 27 percent in 2014. See Note 6 to the financial statements for a reconciliation of the income tax provision to the statutory federal tax.

Net income was $2.99 billion, an increase of $165 million, or 6 percent. EPS was $2.82 compared with $2.57. EPS benefited $0.07 due to a lower number of average shares outstanding as a result of our stock repurchase program.

In the near term, for the first quarter of 2016, we expect about a $150 million decline in revenue from the first quarter of 2015 within a sector of the personal electronics market.

Segment results – 2015 compared with 2014

Analog (includes High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA) product lines)

	2015	2014	Change
Revenue	$8,339	$8,104	3%
Operating profit	3,048	2,786	9%
Operating profit % of revenue	36.6%	34.4%

Analog revenue increased primarily due to HVAL. Power and SVA also grew, but to a lesser extent. HPA declined due to the mix of products shipped. Operating profit increased due to higher revenue and associated gross profit and, to a lesser extent, lower manufacturing costs.

Embedded Processing (includes Microcontrollers, Processors and Connectivity product lines)

	2015	2014	Change
Revenue	$2,787	$2,740	2%
Operating profit	596	384	55%
Operating profit % of revenue	21.4%	14.0%

Embedded Processing revenue increased due about equally to Connectivity and Microcontrollers, which together offset a decline in Processors. Operating profit increased primarily due to lower operating expenses.

Other (includes DLP products, calculators, custom ASICs and royalties)

	2015	2014	Change
Revenue	$1,874	$2,201	(15)%
Operating profit*	630	777	(19)%
Operating profit % of revenue	33.6%	35.3%

*Includes Acquisition charges and Restructuring charges/other

Other revenue declined primarily due to custom ASICs. Revenue from DLP products also declined, but to a lesser extent. Operating profit declined primarily due to lower revenue and associated gross profit.

Prior results of operations

In 2014, Analog revenue grew 13 percent and Embedded Processing revenue grew 12 percent. Gross margin of 56.9 percent for 2014 reflected the diversity and longevity of our product portfolio, as well as the efficiency of our manufacturing strategy. In 2014, free cash flow was 26.9 percent of revenue, up from 24.4 percent in 2013. During 2014, we returned $4.2 billion of cash to investors through a combination of stock repurchases and dividends.

Details of financial results – 2014 compared with 2013

Revenue was $13.05 billion, up $840 million, or 7 percent, from 2013 due to higher revenue from Analog and Embedded Processing. These increases more than offset lower revenue from legacy wireless products.

Gross profit was $7.43 billion, an increase of $1.06 billion, or 17 percent, from 2013 primarily due to higher revenue and, to a lesser extent, the mix of products shipped. Gross profit margin was 56.9 percent of revenue compared with 52.1 percent in 2013.

Operating expenses were $1.36 billion for R&D and $1.84 billion for SG&A. R&D expense decreased $164 million, or 11 percent, from 2013 primarily due to savings from ongoing efforts across the company to align costs with growth opportunities, including the wind-down of our legacy wireless products and restructuring actions in Embedded Processing and Japan. SG&A expense was about even, as higher variable compensation costs were offset by savings from our cost alignment efforts.

Acquisition charges were related to our 2011 acquisition of National Semiconductor and were $330 million compared with $341 million in 2013. The charges were primarily from the amortization of intangible assets.

Restructuring charges/other was a net credit of $51 million, which included gains on sales of assets of $75 million that were partially offset by restructuring charges and other expenses of $24 million. This compared with a net credit of $189 million in 2013, reflecting a $315 million gain from our transfer of wireless connectivity technology to a customer that was partially offset by restructuring charges of $126 million.

Operating profit was $3.95 billion, or 30.3 percent of revenue, compared with $2.83 billion, or 23.2 percent, in 2013.

The income tax provision was $1.05 billion compared with $592 million in 2013. The increase in the total tax provision was due to higher income before income taxes and, to a lesser extent, the effect of the retroactive reinstatement of the federal research tax credit for 2012 in 2013. Our annual effective tax rate was 27 percent in 2014 and 24 percent in 2013.

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

Embedded Processing revenue increased primarily due to Microcontrollers and Processors, which contributed about equally to the increase. Connectivity increased to a lesser extent. Revenue from Processors increased as a result of the mix of products shipped. Operating profit increased primarily due to higher revenue and associated gross profit.

Other

	2014	2013	Change
Revenue	$2,201	$2,561	(14)%
Operating profit*	777	788	(1)%
Operating profit % of revenue	35.3%	30.8%

*Includes Acquisition charges and Restructuring charges/other

Other revenue decreased due to legacy wireless products. Operating profit was about even as reductions in operating expenses were offset by changes in Restructuring charges/other.

Financial condition

At the end of 2015, total cash (Cash and cash equivalents plus Short-term investments) was $3.22 billion, a decrease of $323 million from the end of 2014.

Accounts receivable were $1.17 billion at the end of 2015. This was a decrease of $81 million compared with the end of 2014. Days sales outstanding were 33 at the end of 2015 compared with 34 at the end of 2014.

Inventory was $1.69 billion at the end of 2015. This was a decrease of $93 million from the end of 2014. Days of inventory at the end of 2015 were 115 compared with 117 at the end of 2014.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable rate revolving credit facility. Cash flows from operating activities for 2015 was $4.27 billion, an increase of $376 million from 2014 primarily due to an increase in cash provided by working capital.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2020. This credit facility also serves as support for the issuance of commercial paper. As of December 31, 2015, our credit facility was undrawn, and we had no commercial paper outstanding.

In 2015, investing activities used $302 million compared with $377 million in 2014. For 2015, Capital expenditures were $551 million compared with $385 million in 2014. Capital expenditures in both periods were primarily for semiconductor manufacturing equipment. In 2015, we had sales of short-term investments, net of purchases, that provided cash of $125 million. In comparison, in 2014 we had purchases of short-term investments, net of sales, that used cash of $141 million. In addition, we had proceeds from sales of assets of $110 million in 2015 compared with $142 million in 2014.

In 2015, financing activities used $4.17 billion compared with $3.94 billion in 2014. In both 2015 and 2014, we received proceeds of $498 million from the issuance of fixed-rate long-term debt (net of original issuance discount) and repaid $1.00 billion of maturing debt. Dividends paid in 2015 were $1.44 billion compared with $1.32 billion in 2014, reflecting increases in the dividend rate. During 2015, the quarterly dividend increased from $0.34 to $0.38 per share, resulting in an annualized dividend payment of $1.52 per share. During 2014, we increased our quarterly dividend from $0.30 to $0.34 per share. In 2015, we used $2.74 billion to repurchase 51.4 million shares of our common stock. This compared with $2.83 billion used in 2014 to repurchase 61.7 million shares. Employee exercises of stock options are also reflected in Cash flows from financing activities. In 2015, these exercises provided cash proceeds of $442 million compared with $616 million in 2014.

We had $1.00 billion of Cash and cash equivalents and $2.22 billion of Short-term investments as of December 31, 2015, with our U.S. entities owning about 80 percent of these amounts combined at the end of 2015. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

	For Years Ended
	December 31,
	2015	2014	2013
Cash flow from operations (GAAP)	$4,268	$3,892	$3,384
Capital expenditures	(551)	(385)	(412)
Free cash flow (non-GAAP)	$3,717	$3,507	$2,972

Revenue	$13,000	$13,045	$12,205

Cash flow from operations as a percent of revenue (GAAP)	32.8%	29.8%	27.7%
Free cash flow as a percent of revenue (non-GAAP)	28.6%	26.9%	24.4%

Long-term contractual obligations

	Payments Due by Period
Contractual Obligations	2016	2017/2018	2019/2020	Thereafter	Total
Long-term debt obligations (a)	$1,083	$1,224	$1,312	$782	$4,401
Operating lease obligations (b)	69	90	40	62	261
Software license obligations (c)	30	2	—	—	32
Purchase obligations (d)	95	94	50	1	240
Deferred compensation plan (e)	13	39	35	82	169
Total (f)	$1,290	$1,449	$1,437	$927	$5,103

(a) Includes the related interest payments and amounts classified as the current portion of long-term debt, specifically obligations that will mature within 12 months.

(b) Includes minimum payments for leased facilities and equipment and purchases of industrial gases under contracts accounted for as operating leases.

(c) Includes payments under license agreements for electronic design automation software.

(d) Includes contractual arrangements with suppliers where there is a fixed, non-cancellable payment schedule or minimum payments due with a reduced delivery schedule. Excluded from the table are cancellable arrangements. However, depending on when certain purchase arrangements may be cancelled, an additional $4 million of cancellation penalties may be required to be paid, which are not reflected in the table.

(e) Includes an estimate of payments under this plan for the liability that existed at December 31, 2015.

(f) Excluded from the table are $84 million of uncertain tax liabilities under ASC 740, as well as any planned future funding contributions to retirement benefit plans. Amounts associated with uncertain tax liabilities have been excluded because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Regarding future funding of retirement benefit plans, we plan to contribute about $100 million in 2016, but funding projections beyond 2016 are not practical to estimate due to the rules affecting tax-deductible contributions and the impact from the plans’ asset performance, interest rates and potential U.S. and non-U.S. legislation.

Critical accounting policies

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use statistical analyses, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. We consider the following accounting policies to be those that are most important to the portrayal of our financial condition and that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a significant effect on our financial statements.

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

We recognize revenue net of allowances, which are management’s estimates of future credits to be granted to customers or distributors under programs common in the semiconductor industry. These allowances are based on analysis of historical data, current economic conditions and contractual terms, and are recorded when revenue is recognized. Allowances may include volume-based incentives, product returns due to quality issues, incentives designed to maximize growth opportunities and special pricing arrangements. For instance, we sell to distributors at standard published prices, but we may grant them price adjustment credits in response to individual competitive opportunities. To estimate allowances, we use statistical percentages of revenue, which are determined quarterly based upon recent historical adjustment trends. Historical claims data are maintained for each of the programs, with differences among geographic regions taken into consideration. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in distributor revenue and inventory levels. Allowances are also adjusted when recent historical data do not represent anticipated future activity.

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

We determine the amount and timing of royalty revenue related to licenses of our patent portfolio based on our contractual agreements with licensees. We recognize royalty revenue when earned under the terms of the agreements and when we consider realization of payment to be probable.

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

Off-balance sheet arrangements

As of December 31, 2015, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and contingencies

See Note 12 to the financial statements for a discussion of our commitments and contingencies.

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

Our balance sheet also reflects amounts remeasured from non-U.S. dollar currencies. Because most of the aggregate non-U.S. dollar balance sheet exposure is hedged by forward currency exchange contracts, based on year-end 2015 balances and currency exchange rates, a hypothetical 10 percent plus or minus fluctuation in non-U.S. currency exchange rates relative to the U.S. dollar would result in a pre-tax currency exchange gain or loss of less than $1 million.

We use these forward currency exchange contracts to reduce the earnings impact exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. For example, at year-end 2015, we had forward currency exchange contracts outstanding with a notional value of $464 million to hedge net balance sheet exposures (including $175 million to sell Japanese yen and $139 million to sell euros). Similar hedging activities existed at year-end 2014.

Interest rate risk

We have the following potential exposure to changes in interest rates: (1) the effect of changes in interest rates on the fair value of our investments in cash equivalents and short-term investments, which could produce a gain or a loss; and (2) the effect of changes in interest rates on the fair value of our debt.

As of December 31, 2015, a hypothetical 100 basis point increase in interest rates would decrease the fair value of our investments in cash equivalents and short-term investments by $6 million and decrease the fair value of our long-term debt by $111 million. Because interest rates on our long-term debt are fixed, changes in interest rates would not affect the cash flows associated with long-term debt.

Equity risk

Long-term investments at year-end 2015 include the following:

•

Investments in mutual funds – includes mutual funds that were selected to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The mutual funds hold a variety of debt and equity investments.

•	Investments in venture capital funds – includes investments in limited partnerships (accounted for under either the equity or cost method).
•	Equity investments – includes non-marketable (non-publicly traded) equity securities.

Investments in mutual funds are stated at fair value. Changes in prices of the mutual fund investments are expected to offset related changes in deferred compensation liabilities such that a 10 percent increase or decrease in the investments' fair values would not materially affect operating results. Non-marketable equity securities and some venture capital funds are stated at cost. Impairments deemed to be other-than-temporary are expensed in Net income. Investments in the remaining venture capital funds are stated using the equity method. See Note 8 to the financial statements for details of equity and other long-term investments.

ITEM 8.	Financial Statements and Supplementary Data.

List of Financial Statements (Item 15(a))

Income for each of the three years in the period ended December 31, 2015
Comprehensive income for each of the three years in the period ended December 31, 2015
Balance sheets at December 31, 2015 and 2014
Cash flows for each of the three years in the period ended December 31, 2015
Stockholders’ equity for each of the three years in the period ended December 31, 2015

Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Consolidated Statements of Income	For Years Ended December 31,
(Millions of dollars, except share and per-share amounts)	2015	2014	2013
Revenue	$13,000	$13,045	$12,205
Cost of revenue (COR)	5,440	5,618	5,841
Gross profit	7,560	7,427	6,364
Research and development (R&D)	1,280	1,358	1,522
Selling, general and administrative (SG&A)	1,748	1,843	1,858
Acquisition charges	329	330	341
Restructuring charges/other	(71)	(51)	(189)
Operating profit	4,274	3,947	2,832
Other income (expense), net (OI&E)	32	21	17
Interest and debt expense	90	94	95
Income before income taxes	4,216	3,874	2,754
Provision for income taxes	1,230	1,053	592
Net income	$2,986	$2,821	$2,162

Earnings per common share (EPS):
Basic	$2.86	$2.61	$1.94
Diluted	$2.82	$2.57	$1.91

Average shares outstanding (millions):
Basic	1,030	1,065	1,098
Diluted	1,043	1,080	1,113

Cash dividends declared per common share	$1.40	$1.24	$1.07

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$2,986	$2,821	$2,162
Income allocated to RSUs	(42)	(43)	(36)
Income allocated to common stock for diluted EPS	$2,944	$2,778	$2,126

See accompanying notes.

Consolidated Statements of Comprehensive Income	For Years Ended December 31,
(Millions of dollars)	2015	2014	2013
Net income	$2,986	$2,821	$2,162
Other comprehensive income (loss)
Net actuarial gains (losses) of defined benefit plans:
Adjustment, net of tax benefit (expense) of $36, $25 and ($60)	(74)	(46)	105
Recognized within Net income, net of tax benefit (expense) of ($25), ($21) and ($37)	53	42	71
Prior service (cost) credit of defined benefit plans:
Adjustment, net of tax benefit (expense) of ($11), $0 and $1	20	(1)	(3)
Recognized within Net income, net of tax benefit (expense) of $0, $0 and $2	—	—	(3)
Derivative instruments:
Recognized within Net income, net of tax benefit (expense) of ($1), ($1) and ($1)	1	1	1
Other comprehensive income (loss), net of taxes	—	(4)	171
Total comprehensive income	$2,986	$2,817	$2,333

See accompanying notes.

Consolidated Balance Sheets	December 31,
(Millions of dollars, except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,000	$1,199
Short-term investments	2,218	2,342
Accounts receivable, net of allowances of ($7) and ($12)	1,165	1,246
Raw materials	109	101
Work in process	846	896
Finished goods	736	787
Inventories	1,691	1,784
Prepaid expenses and other current assets	1,000	850
Total current assets	7,074	7,421
Property, plant and equipment at cost	5,465	6,266
Accumulated depreciation	(2,869)	(3,426)
Property, plant and equipment, net	2,596	2,840
Long-term investments	221	224
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,583	1,902
Deferred income taxes	201	180
Capitalized software licenses, net	46	83
Overfunded retirement plans	85	127
Other assets	62	233
Total assets	$16,230	$17,372

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,000	$1,001
Accounts payable	386	437
Accrued compensation	664	651
Income taxes payable	95	71
Accrued expenses and other liabilities	410	498
Total current liabilities	2,555	2,658
Long-term debt	3,120	3,630
Underfunded retirement plans	196	225
Deferred income taxes	37	64
Deferred credits and other liabilities	376	405
Total liabilities	6,284	6,982
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,629	1,368
Retained earnings	31,176	29,653
Treasury common stock at cost
Shares: 2015 – 729,547,527; 2014 – 694,189,127	(24,068)	(21,840)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(532)	(532)
Total stockholders’ equity	9,946	10,390
Total liabilities and stockholders’ equity	$16,230	$17,372

See accompanying notes.

Consolidated Statements of Cash Flows	For Years Ended December 31,
(Millions of dollars)	2015	2014	2013
Cash flows from operating activities
Net income	$2,986	$2,821	$2,162
Adjustments to Net income:
Depreciation	766	850	879
Amortization of acquisition-related intangibles	319	321	336
Amortization of capitalized software	48	59	82
Stock-based compensation	286	277	287
Gains on sales of assets	(85)	(73)	(6)
Deferred income taxes	(55)	(61)	50
Increase (decrease) from changes in:
Accounts receivable	77	(49)	16
Inventories	93	(53)	26
Prepaid expenses and other current assets	94	65	(136)
Accounts payable and accrued expenses	(188)	(194)	(284)
Accrued compensation	7	89	18
Income taxes payable	11	(81)	78
Changes in funded status of retirement plans	(23)	(58)	28
Other	(68)	(21)	(152)
Cash flows from operating activities	4,268	3,892	3,384

Cash flows from investing activities
Capital expenditures	(551)	(385)	(412)
Proceeds from asset sales	110	142	21
Purchases of short-term investments	(2,767)	(3,107)	(3,907)
Proceeds from short-term investments	2,892	2,966	4,249
Other	14	7	46
Cash flows from investing activities	(302)	(377)	(3)

Cash flows from financing activities
Proceeds from issuance of long-term debt	498	498	986
Repayment of debt	(1,000)	(1,000)	(1,500)
Dividends paid	(1,444)	(1,323)	(1,175)
Stock repurchases	(2,741)	(2,831)	(2,868)
Proceeds from common stock transactions	442	616	1,314
Excess tax benefit from share-based payments	83	100	80
Other	(3)	(3)	(7)
Cash flows from financing activities	(4,165)	(3,943)	(3,170)

Net change in Cash and cash equivalents	(199)	(428)	211
Cash and cash equivalents at beginning of period	1,199	1,627	1,416
Cash and cash equivalents at end of period	$1,000	$1,199	$1,627

See accompanying notes.

Consolidated Statements of Stockholders' Equity	Common	Paid-in	Retained	Treasury Common
(Millions of dollars, except per-share amounts)	Stock	Capital	Earnings	Stock	AOCI
Balance, December 31, 2012	$1,741	$1,176	$27,205	$(18,462)	$(699)

2013
Net income	—	—	2,162	—	—
Dividends declared and paid ($1.07 per share)	—	—	(1,175)	—	—
Common stock issued for stock-based awards	—	(273)	—	1,540	—
Stock repurchases	—	—	—	(2,868)	—
Stock-based compensation	—	287	—	—	—
Tax impact from exercise of options	—	25	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	171
Dividend equivalents paid on restricted stock units	—	—	(19)	—	—
Other	—	(4)	—	—	—
Balance, December 31, 2013	1,741	1,211	28,173	(19,790)	(528)

2014
Net income	—	—	2,821	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,323)	—	—
Common stock issued for stock-based awards	—	(226)	—	781	—
Stock repurchases	—	—	—	(2,831)	—
Stock-based compensation	—	277	—	—	—
Tax impact from exercise of options	—	110	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(4)
Dividend equivalents paid on restricted stock units	—	—	(18)	—	—
Other	—	(4)	—	—	—
Balance, December 31, 2014	1,741	1,368	29,653	(21,840)	(532)

2015
Net income	—	—	2,986	—	—
Dividends declared and paid ($1.40 per share)	—	—	(1,444)	—	—
Common stock issued for stock-based awards	—	(116)	—	513	—
Stock repurchases	—	—	—	(2,741)	—
Stock-based compensation	—	286	—	—	—
Tax impact from exercise of options	—	90	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	—
Dividend equivalents paid on restricted stock units	—	—	(19)	—	—
Other	—	1	—	—	—
Balance, December 31, 2015	$1,741	$1,629	$31,176	$(24,068))	$(532)

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

•	Embedded Processing – consists of the following product lines: Microcontrollers, Processors and Connectivity.

We report the results of our remaining business activities in Other. Other includes operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments. Other includes DLP® products, calculators, custom ASICs and royalties received from agreements involving license rights to our patent portfolio.

We also include in Other items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include Acquisition charges (see Note 13); restructuring charges (see Note 3); revenue from our legacy wireless products; and certain corporate-level items, such as litigation expenses, environmental costs, insurance settlements, and gains and losses from other activities, including asset dispositions. We allocate the remainder of our expenses associated with corporate activities to our operating segments based on specific methodologies, such as percentage of operating expenses or headcount.

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

With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the chief operating decision maker evaluate operating segments using discrete asset information. We have no material intersegment revenue. The accounting policies of the segments are the same as those described below in the summary of significant accounting policies and practices.

Segment information

	For Years Ended December 31,
	2015	2014	2013
Revenue:
Analog	$8,339	$8,104	$7,194
Embedded Processing	2,787	2,740	2,450
Other	1,874	2,201	2,561
Total revenue	$13,000	$13,045	$12,205
Operating profit:
Analog	$3,048	$2,786	$1,859
Embedded Processing	596	384	185
Other	630	777	788
Total operating profit	$4,274	$3,947	$2,832

Geographic area information

The following geographic area information includes revenue, based on product shipment destination and royalty payor location, and property, plant and equipment, based on physical location. The revenue information is not necessarily indicative of the geographic area in which the end applications containing our products are ultimately consumed because our products tend to be shipped to the locations where our customers manufacture their products. Specifically, many of our products are shipped to our customers in China who may include these parts in the manufacture of their own end products, which they may in turn export to their customers around the world.

	For Years Ended December 31,
	2015	2014	2013
Revenue:
United States	$1,612	$1,625	$1,666
Asia (a)	7,910	7,915	7,370
Europe, Middle East and Africa	2,163	2,294	1,926
Japan	1,127	1,032	1,072
Rest of world	188	179	171
Total revenue	$13,000	$13,045	$12,205

(a) Revenue from products shipped into China, including Hong Kong, was $5.8 billion in 2015, $5.7 billion in 2014 and $5.2 billion in 2013.

	December 31,
	2015	2014	2013
Property, plant and equipment, net:
United States	$1,370	$1,436	$1,765
Asia (a)	958	1,096	1,277
Europe, Middle East and Africa	130	162	196
Japan	122	124	144
Rest of world	16	22	17
Total property, plant and equipment, net	$2,596	$2,840	$3,399

(a) Property, plant and equipment at our two sites in the Philippines was $471 million in 2015, $546 million in 2014 and $678 million in 2013.

Major customer

Our largest single end customer in 2015 was Apple Inc., accounting for approximately 11 percent of revenue, recognized primarily in our Analog segment. No customer accounted for 10 percent or more of revenue in 2014 or 2013.

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The basis of these financial statements is comparable for all periods presented herein.

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated. We have reclassified certain amounts in the prior periods’ financial statements to conform to the 2015 presentation, including to apply retrospectively the following:

•	A new standard on classifying deferred income taxes (see Changes in accounting standards below and Note 6), and
•	A new standard on classifying debt issuance costs (see Changes in accounting standards below and Note 11).

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

We determine the amount and timing of royalty revenue related to licenses of our patent portfolio based on our contractual agreements with licensees. We recognize royalty revenue when earned under the terms of the agreements and when we consider realization of payment to be probable.

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

Advertising costs

We expense advertising and other promotional costs as incurred. This expense was $46 million in 2015, $45 million in 2014 and $46 million in 2013.

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

Restructuring activities associated with assets are recorded as an adjustment to the basis of the asset, not as a liability. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we accelerate the recognition of depreciation to reflect the use of the asset over its shortened useful life. When an asset is held for sale, we write down the carrying value to its net realizable value and cease depreciation. Restructuring actions may be viewed as an impairment indicator requiring testing of the recoverability of intangible assets, including goodwill.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Years Ended December 31,
	2015			2014			2013
	Net			Net			Net
	Income	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$2,986			$2,821			$2,162
Income allocated to RSUs	(43)			(44)			(37)
Income allocated to common stock for basic EPS calculation	$2,943	1,030	$2.86	$2,777	1,065	$2.61	$2,125	1,098	$1.94

Adjustment for dilutive shares:
Stock-based compensation plans		13			15			15

Diluted EPS:
Net income	$2,986			$2,821			$2,162
Income allocated to RSUs	(42)			(43)			(36)
Income allocated to common stock for diluted EPS calculation	$2,944	1,043	$2.82	$2,778	1,080	$2.57	$2,126	1,113	$1.91

Potentially dilutive securities representing 12 million and 11 million shares of common stock that were outstanding during 2015 and 2014, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.  There were no potentially dilutive securities to exclude from the computation of diluted earnings per common share during 2013.

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

•

Classification of investments: Depending on our reasons for holding the investment and our ownership percentage, we classify our investments as either available for sale, trading, equity method or cost method, which are more fully described in Note 8. We determine cost or amortized cost, as appropriate, on a specific identification basis.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost is generally computed on a currently adjusted standard cost basis, which approximates cost on a first-in first-out basis. Standard cost is based on the normal utilization of installed factory capacity. Cost associated with underutilization of capacity is expensed as incurred. Inventory held at consignment locations is included in our finished goods inventory. Consigned inventory was $275 million and $258 million as of December 31, 2015 and 2014, respectively.

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

Goodwill and indefinite-lived intangibles

Goodwill is not amortized but is reviewed for impairment annually or more frequently if certain impairment indicators arise. We perform our annual goodwill impairment test as of October 1 for our reporting units, which compares the fair value for each reporting unit to its associated carrying value, including goodwill. See Note 9 for additional information.

Foreign currency

The functional currency for our non-U.S. subsidiaries is the U.S. dollar. Accounts recorded in currencies other than the U.S. dollar are remeasured into the functional currency. Current assets (except inventories), deferred income taxes, other assets, current liabilities and long-term liabilities are remeasured at exchange rates in effect at the end of each reporting period. Property, plant and equipment with associated depreciation and inventories are valued at historical exchange rates. Revenue and expense accounts other than depreciation for each month are remeasured at the appropriate daily rate of exchange. Currency exchange gains and losses from remeasurement are credited or charged to OI&E. See Note 13 for additional information.

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

Changes in accounting standards

Adopted standards for current period

In April and August 2015, respectively, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)  No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. These standards require that costs associated with the issuance of debt, except for costs associated with line-of-credit arrangements, be reported as a direct reduction of the related debt balance. Previously, such costs were recorded as deferred assets. Costs associated with line-of-credit arrangements may continue to be recorded as deferred assets. We adopted these standards as of December 31, 2015, and retrospectively applied the standards to prior periods presented herein. The effect of the reclassification on our Consolidated Balance Sheets is quantified in Note 11. The reclassification we made to address these standards had no impact on our Consolidated Statements of Income.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This standard requires that companies classify all deferred tax assets and liabilities within a taxing jurisdiction as noncurrent on their consolidated balance sheets. The effect of this new requirement is that deferred income taxes previously reported in either current assets or current liabilities shall be reclassified to noncurrent assets or liabilities. This standard can be applied either prospectively or retrospectively, and is effective for annual and interim periods beginning after December 15, 2016. Early adoption is allowed. We adopted this standard as of December 31, 2015, and retrospectively applied it to prior periods presented herein. The effect of the reclassifications on our Consolidated Balance Sheets is quantified in Note 6.

Standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. In July 2015, the FASB deferred the effective date by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. This standard permits early adoption, but not before the original effective date of December 15, 2016, and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers, including sales to distributors, upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which changes the way reporting entities evaluate certain investment holdings for possible consolidation and also includes possible changes in disclosures resulting from that evaluation. This standard is effective for annual and interim reporting periods beginning January 1, 2016, and will have no material impact on our financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on whether a cloud-computing arrangement contains a software license, and whether that license should be accounted for separately as an asset or solely as a service contract. This standard also aligns the accounting for licenses of internal-use software with the accounting for licenses of other acquired intangible assets. This standard is effective beginning January 1, 2016, and we will adopt it prospectively to all arrangements entered into or materially modified after the effective date. We do not expect this standard to have a material impact on our financial position and results of operations.

3. Restructuring charges/other

Restructuring charges/other is comprised of the following components:

	For Years Ended December 31,
	2015	2014	2013
Restructuring charges (a)	$14	$20	$126
Gains on sales of assets	(83)	(75)	—
Gain on technology transfer	—	—	(315)
Other	(2)	4	—
Restructuring charges/other	$(71)	$(51)	$(189)

(a) Includes severance and benefits, along with changes in estimates; 2014 and 2013 also include other exit costs and accelerated depreciation.

Restructuring charges/other are recognized in Other for segment reporting purposes.

Restructuring charges

As a result of management’s decision in the fourth quarter of 2015, we announced in January 2016 our intentions to phase out a small, older manufacturing facility in Greenock, Scotland, over the next three years. Plans are to move production from this facility to more cost-effective 200-millimeter TI manufacturing facilities in Germany, Japan and Maine, resulting in annualized savings of about $35 million per year. Total restructuring charges, primarily severance and related benefit costs associated with the expected reduction of about 350 jobs, are estimated to be about $40 million. We recognized charges of $17 million in the fourth quarter of 2015. The remaining charges are expected to be recognized over the next three years. As of December 31, 2015, no payments have been made.

The 2014 and 2013 restructuring charges related to prior actions in Embedded Processing, Japan, our former Wireless business and factory closures in Houston, Texas, and Hiji, Japan. These actions have been completed.

Changes in accrued restructuring balances

	2015	2014	2013
Balance, January 1	$57	$161	$349
Restructuring charges	14	20	126
Non-cash items (a)	—	—	(22)
Payments	(39)	(124)	(292)
Balance, December 31	$32	$57	$161

(a) Reflects charges for impacts of accelerated depreciation and postretirement benefit plans.

The restructuring accrual balances are primarily reported as a component of either Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment. The $32 million as of December 31, 2015 is composed of $17 million related to the 2015 action and $15 million related to prior actions.

Other

Gains on sales of assets

We recognized $83 million of gains on sales of assets in 2015. This included $48 million associated with the sale of a site in Plano, Texas, and $34 million associated with the sale of a manufacturing facility in Houston, Texas.

We recognized $75 million of gains on sales of assets in 2014. This consisted of $30 million associated with the sale of a site in Nice, France; $28 million associated with the sales of real estate in Santa Clara, California; and $17 million of asset sales associated primarily with the factory closures in Houston, Texas, and Hiji, Japan.

Gain on technology transfer

During 2013, we recognized a gain of $315 million on the transfer of wireless connectivity technology to a customer. This technology was associated with the former Wireless business.

4. Stock-based compensation

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

Total stock-based compensation expense recognized was as follows:

	For Years Ended December 31,
	2015	2014	2013
COR	$47	$48	$49
R&D	60	62	67
SG&A	169	156	160
Acquisition charges	10	11	11
Total	$286	$277	$287

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

	For Years Ended December 31,
	2015	2014	2013
Weighted average grant date fair value, per share	$9.49	$8.13	$6.78
Weighted average assumptions used:
Expected volatility	22%	22%	26%
Expected lives (in years)	7.3	7.3	7.4
Risk-free interest rates	1.64%	2.45%	1.43%
Expected dividend yields	2.52%	2.72%	2.56%

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

Long-term incentive and director compensation plans

Stock option and RSU transactions under our long-term incentive and director compensation plans during 2015 were as follows:

	Stock Options		RSUs
		Weighted Average		Weighted Average
		Exercise Price		Grant Date Fair
	Shares	per Share	Shares	Value per Share
Outstanding grants, December 31, 2014	57,647,446	$32.84	17,303,815	$35.24
Granted	11,913,832	53.95	2,679,437	53.22
Vested RSUs	—	—	(3,386,415)	33.72
Forfeited and expired	(833,840)	42.71	(541,295)	36.94
Exercised	(11,953,455)	31.33	—	—
Outstanding grants, December 31, 2015	56,773,983	37.45	16,055,542	38.51

The weighted average grant date fair value of RSUs granted during the years 2015, 2014 and 2013 was $53.22, $44.71 and $33.70 per share, respectively. For the years ended December 31, 2015, 2014 and 2013, the total grant date fair value of shares vested from RSU grants was $114 million, $133 million and $98 million, respectively.

Summarized information about stock options outstanding at December 31, 2015, is as follows:

	Stock Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Contractual	Exercise Price	Exercisable	Exercise Price
Range	(Shares)	Life (Years)	per Share	(Shares)	per Share
$14.47 to 20.00	3,499,029	3.1	$14.96	3,499,029	$14.96
20.01 to 30.00	8,385,885	3.1	25.56	8,377,295	25.56
30.01 to 40.00	21,215,903	6.0	33.00	12,732,409	33.21
40.01 to 50.00	12,012,519	8.1	44.11	2,229,828	44.10
50.01 to 58.98	11,660,647	9.1	53.96	1,521	55.41
14.47 to 58.98	56,773,983	6.5	37.45	26,840,082	29.35

During the years ended December 31, 2015, 2014 and 2013, the aggregate intrinsic value (i.e., the difference in the closing market price on the date of exercise and the exercise price paid by the optionee) of options exercised was $290 million, $367 million and $427 million, respectively.

Summarized information as of December 31, 2015, about outstanding stock options that are vested and expected to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock Options
	(Fully Vested and	Options
	Expected to Vest) (a)	Exercisable
Number of outstanding (shares)	55,421,103	26,840,082
Weighted average remaining contractual life (in years)	6.4	4.6
Weighted average exercise price per share	$37.17	$29.35
Intrinsic value (millions of dollars)	$978	$683

(a) Includes effects of expected forfeitures of approximately 1 million shares. Excluding the effects of expected forfeitures, the aggregate intrinsic value of stock options outstanding was $986 million.

As of December 31, 2015, the total future compensation cost related to equity awards not yet recognized in the Consolidated Statements of Income was $273 million, consisting of $112 million related to unvested stock options and $161 million related to unvested RSUs. The $273 million is expected to be recognized as follows: $140 million in 2016, $86 million in 2017, $42 million in 2018 and $5 million in 2019.

Director deferred compensation

Directors who retire or resign from the board may receive stock distributions for compensation they elected to defer. For these stock distributions, we issue treasury shares. Director deferred stock activity during 2015 was as follows:

Director Deferred Stock (Shares)
Outstanding, December 31, 2014	135,722
New shares deferred	14,722
Issued	(7,531)
Outstanding, December 31, 2015	142,913

Employee stock purchase plan

Options outstanding under the employee stock purchase plan at December 31, 2015, had an exercise price equal to 85 percent of the fair market value of TI common stock on the date of automatic exercise. The automatic exercise occurred on January 4, 2016, resulting in an exercise price of $46.19 per share. Of the total outstanding options, none were exercisable at year-end 2015.

Employee stock purchase plan transactions during 2015 were as follows:

	Employee Stock
	Purchase Plan
	(Shares)	Exercise Price
Outstanding grants, December 31, 2014	374,703	$45.46
Granted	1,530,127	44.75
Exercised	(1,532,264)	44.57
Outstanding grants, December 31, 2015	372,566	46.19

The weighted average grant date fair value of options granted under the employee stock purchase plans during the years 2015, 2014 and 2013 was $7.89, $7.34 and $5.71 per share, respectively. During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of options exercised under these plans was $12 million, $12 million and $13 million, respectively.

Effect on shares outstanding and treasury shares

Treasury shares were acquired in connection with the board-authorized stock repurchase program. As of December 31, 2015, $7.93 billion of stock repurchase authorizations remain, and no expiration date has been specified.

Our current practice is to issue shares of common stock from treasury shares upon exercise of stock options, distribution of director deferred compensation and vesting of RSUs. The table below reflects the changes in our treasury shares:

	Stock Options	RSUs	Treasury Shares
Balance, December 31, 2012			632,636,970
Repurchases			77,564,013
Shares used for:
Stock options/RSUs	(45,507,711)	(5,741,981)
Stock applied to taxes	—	1,461,422
ESPP	(2,386,834)	—
Director deferred stock	—	—	(12,909)
Total issued	(47,894,545)	(4,280,559)	(52,175,104)
Balance, December 31, 2013			658,012,970

Repurchases			61,665,209
Shares used for:
Stock options/RSUs	(19,503,382)	(5,609,627)
Stock applied to exercises or taxes	6,618	1,408,701
ESPP	(1,784,184)	—
Director deferred stock	—	—	(7,178)
Total issued	(21,280,948)	(4,200,926)	(25,481,874)
Balance, December 31, 2014			694,189,127

Repurchases			51,384,339
Shares used for:
Stock options/RSUs	(11,953,455)	(3,386,415)
Stock applied to exercises or taxes	8,562	845,164
ESPP	(1,532,264)	—
Director deferred stock	—	—	(7,531)
Total issued	(13,477,157)	(2,541,251)	(16,018,408)
Balance, December 31, 2015			729,547,527

Shares available for future grants and reserved for issuance are summarized below:

	December 31, 2015
	Long-Term Incentive
	and Director	Employee Stock
Shares	Compensation Plans	Purchase Plan	Total
Reserved for issuance (a)	105,793,583	38,032,774	143,826,357
Shares to be issued upon exercise of outstanding options and RSUs (a)	(72,972,438)	(372,566)	(73,345,004)
Available for future grants	32,821,145	37,660,208	70,481,353

(a) Includes 142,913 shares credited to directors’ deferred stock accounts that settle in shares of TI common stock. These shares are not included as grants outstanding at December 31, 2015.

The effects on cash flows were as follows:

	For Years Ended December 31,
	2015	2014	2013
Proceeds from common stock transactions	$442	$616	$1,314
Tax benefit realized from stock options exercised	171	218	227

5. Profit sharing plans

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

We recognized $309 million, $269 million and $161 million of profit sharing expense under the TI Employee Profit Sharing Plan in 2015, 2014 and 2013, respectively.

6. Income taxes

Income before Income Taxes

	U.S.	Non-U.S.	Total
2015	$3,218	$998	$4,216
2014	2,684	1,190	3,874
2013	1,507	1,247	2,754

Provision (Benefit) for Income Taxes

	U.S. Federal	Non-U.S.	U.S. State	Total
2015
Current	$1,110	$168	$7	$1,285
Deferred	(72)	14	3	(55)
Total	$1,038	$182	$10	$1,230

2014
Current	$911	$194	$9	$1,114
Deferred	(73)	11	1	(61)
Total	$838	$205	$10	$1,053

2013
Current	$291	$247	$4	$542
Deferred	17	33	—	50
Total	$308	$280	$4	$592

Principal reconciling items from income tax computed at the statutory federal rate follow:

	For Years Ended December 31,
	2015	2014	2013
Computed tax at statutory rate	$1,476	$1,356	$964
Non-U.S. effective tax rates	(167)	(212)	(156)
U.S. tax benefit for manufacturing	(69)	(51)	(66)
U.S. R&D tax credit	(56)	(59)	(129)
Non-deductible expenses	13	6	13
Impact of changes to uncertain tax positions	8	3	(14)
Other	25	10	(20)
Total provision for income taxes	$1,230	$1,053	$592

The total provision for 2013 in the reconciliation above includes $79 million of discrete tax benefits primarily for the reinstatement of the U.S. R&D tax credit retroactive to 2012.

Our annual effective tax rate benefits from lower rates (compared to the U.S. statutory rate) applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions. Also included in the non-U.S. effective tax rates reconciling item above are benefits from tax holidays of $60 million, $44 million and $40 million in 2015, 2014 and 2013, respectively. The tax benefits relate to our operations in Malaysia and the Philippines, and expire in 2018 and 2017, respectively. The terms of the Malaysia tax holiday are currently under governmental review as required for the end of the first five years of the holiday period. We do not expect any potential change in the holiday to have a material impact on the financial statements.

The primary components of deferred income tax assets and liabilities were as follows:

	December 31,
	2015	2014
Deferred income tax assets:
Stock-based compensation	$244	$229
Deferred loss and tax credit carryforwards	226	289
Accrued expenses	215	246
Inventories and related reserves	147	156
Retirement costs for defined benefit and retiree health care	87	80
Other	101	87
Total deferred income tax assets, before valuation allowance	1,020	1,087
Valuation allowance	(186)	(195)
Total deferred income tax assets, after valuation allowance	834	892
Deferred income tax liabilities:
Acquisition-related intangibles and fair-value adjustments	(565)	(672)
International earnings	(105)	(104)
Total deferred income tax liabilities	(670)	(776)
Net deferred income tax asset	$164	$116

The deferred income tax assets and liabilities based on tax jurisdictions are presented on the Consolidated Balance Sheets as follows:

	December 31,
	2015	2014
Noncurrent deferred income tax assets	$201	$180
Noncurrent deferred income tax liabilities	(37)	(64)
Net deferred income tax asset	$164	$116

As a result of our early adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, we have adjusted the presentation of deferred taxes on the Consolidated Balance Sheets. We have retrospectively adjusted the 2014 Consolidated Balance Sheets to conform to the 2015 presentation by reclassifying current deferred income tax assets and liabilities to noncurrent deferred income tax assets and liabilities. The effect of applying the new standard, as shown in the following table, is the result of netting Current deferred income tax assets with Noncurrent deferred income tax liabilities, by tax jurisdiction. See Note 2 for additional information.

	2014 As Reported	Effect of Applying New Standard	2014 As Adjusted
Current deferred income tax assets	$347	$(347)	$—
Noncurrent deferred income tax assets	172	8	180
Current deferred income tax liabilities	(4)	4	—
Noncurrent deferred income tax liabilities	(399)	335	(64)
Net deferred income tax asset	$116	$—	$116

We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. This assessment is based on our evaluation of relevant criteria, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and expectations for future taxable income. Changes in valuation allowance balances in the years 2015, 2014 and 2013 of $9 million, $24 million and $2 million, respectively, had no impact on Net income.

We have U.S. and non-U.S. tax loss carryforwards of approximately $35 million, none of which will expire before the year 2025.

A provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from these subsidiaries are expected to result in additional tax liability. The remaining undistributed earnings of approximately $8.35 billion at December 31, 2015, have been indefinitely reinvested outside of the United States; therefore, no U.S. tax provision has been made for taxes due upon remittance of these earnings. The indefinitely reinvested earnings of our non-U.S. subsidiaries are primarily invested in working capital and property, plant and equipment. Determination of the amount of unrecognized deferred income tax liability is not practical because of the complexities associated with its hypothetical calculation.

Cash payments made for income taxes, net of refunds, were $1.167 billion, $1.104 billion and $569 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The changes in the total amounts of uncertain tax positions are summarized as follows:

	2015	2014	2013
Balance, January 1	$108	$91	$184
Additions based on tax positions related to the current year	11	10	7
Additions for tax positions of prior years	3	52	19
Reductions for tax positions of prior years	(21)	(9)	(10)
Settlements with tax authorities	(17)	(36)	(96)
Expiration of the statute of limitations for assessing taxes	—	—	(13)
Balance, December 31	$84	$108	$91

Interest income (expense) recognized in the year ended December 31	$8	$6	$(10)

Interest receivable (payable) as of December 31	$9	$—	$(5)

The liability for uncertain tax positions is a component of Deferred credits and other liabilities on our Consolidated Balance Sheets.

All of the $84 million liability for uncertain tax positions as of December 31, 2015, is comprised of positions that, if recognized, would impact the tax rate. If these tax liabilities are ultimately realized, $12 million of existing deferred tax assets would also be realized, related to refunds from counterparty jurisdictions resulting from procedures for relief from double taxation. It is reasonably possible that the liability could increase in 2016 by up to $150 million for a tax depreciation-related position. The increase would offset the tax benefit realized with no net profit impact.

All of the $108 million liability for uncertain tax positions as of December 31, 2014, is comprised of positions that, if recognized, would impact the tax rate. If these tax liabilities are ultimately realized, $56 million of existing deferred tax assets would also be realized, primarily related to refunds from counterparty jurisdictions resulting from procedures for relief from double taxation.

As of December 31, 2015, the statute of limitations remains open for U.S. federal tax returns for 2010 and following years. Audit activities related to our U.S. federal tax returns through 2009 have been completed except for certain pending tax treaty procedures for relief from double taxation and the review of refunds claimed on amended returns for years prior to 2010. The procedures for relief from double taxation pertain to U.S. federal tax returns for the years 2006 through 2009.

In non-U.S. jurisdictions, the years open to audit represent the years still open under the statute of limitations. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years before 2007.

7. Financial instruments and risk concentration

Financial instruments

We hold derivative financial instruments such as forward foreign currency exchange contracts, the fair value of which was not material as of December 31, 2015. Our forward foreign currency exchange contracts outstanding as of December 31, 2015, had a notional value of $464 million to hedge our non-U.S. dollar net balance sheet exposures, including $175 million to sell Japanese yen and $139 million to sell euros.

Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our postretirement plan assets and deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 8 for a description of fair value and the definition of Level 2 inputs.

Risk concentration

We are subject to counterparty risks from financial institutions, customers and issuers of debt securities. Financial instruments that could subject us to concentrations of credit risk are primarily cash deposits, cash equivalents, short-term investments and accounts receivable. To manage our credit risk exposure, we place cash investments in investment-grade debt securities and limit the amount of credit exposure to any one issuer. We also limit counterparties on cash deposits and financial derivative contracts to financial institutions with investment-grade ratings.

Concentrations of credit risk with respect to accounts receivable are limited due to our large number of customers and their dispersion across different industries and geographic areas. We maintain allowances for expected returns, disputes, adjustments, incentives and collectability. These allowances are deducted from accounts receivable on our Consolidated Balance Sheets.

Details of these accounts receivable allowances are as follows:

	2015	2014	2013
Balance, January 1	$12	$22	$31
Additions charged (credited) to operating results	(5)	(9)	(9)
Recoveries and write-offs, net	—	(1)	—
Balance, December 31	$7	$12	$22

8. Valuation of debt and equity investments and certain liabilities

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

Details of our investments are as follows:

	December 31, 2015			December 31, 2014
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale securities:
Money market funds	$395	$—	$—	$522	$—	$—
Corporate obligations	132	285	—	97	390	—
U.S. Government agency and Treasury securities	245	1,933	—	365	1,952	—
Trading securities:
Mutual funds	—	—	187	—	—	185
Total	772	2,218	187	984	2,342	185

Other measurement basis:
Equity-method investments	—	—	25	—	—	27
Cost-method investments	—	—	9	—	—	12
Cash on hand	228	—	—	215	—	—
Total	$1,000	$2,218	$221	$1,199	$2,342	$224

At December 31, 2015 and 2014, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the years ended December 31, 2015, 2014 and 2013.

For the years ended December 31, 2015, 2014 and 2013, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.89 billion, $2.97 billion and $4.25 billion, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale at December 31, 2015:

Due	Fair Value
One year or less	$2,970
One to two years	20

Gross realized gains and losses from sales of long-term investments were not material for 2015, 2014 and 2013. Other-than-temporary declines and impairments in the values of these investments recognized in OI&E were not material in 2015, 2014 and 2013.

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

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of December 31, 2015 and 2014, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	December 31, 2015	Level 1	Level 2
Assets:
Money market funds	$395	$395	$—
Corporate obligations	417	—	417
U.S. Government agency and Treasury securities	2,178	1,828	350
Mutual funds	187	187	—
Total assets	$3,177	$2,410	$767

Liabilities:
Deferred compensation	$198	$198	$—
Total liabilities	$198	$198	$—

	Fair Value
	December 31, 2014	Level 1	Level 2
Assets:
Money market funds	$522	$522	$—
Corporate obligations	487	—	487
U.S. Government agency and Treasury securities	2,317	1,762	555
Mutual funds	185	185	—
Total assets	$3,511	$2,469	$1,042

Liabilities:
Deferred compensation	$202	$202	$—
Total liabilities	$202	$202	$—

9. Goodwill and acquisition-related intangibles

The following table summarizes goodwill, net, by segment for the years ended December 31, 2015 and 2014.

Goodwill
Analog	$4,158
Embedded Processing	172
Other	32
Total	$4,362

We perform our annual goodwill impairment test as of October 1 and determine whether the fair value of each of our reporting units is in excess of its carrying value. Determination of fair value is based upon management estimates and judgment, using unobservable inputs in discounted cash flow models to calculate the fair value of each reporting unit. These unobservable inputs are considered Level 3 measurements. For the years ended December 31, 2015, 2014 and 2013, we determined no impairment was indicated. See Note 8 for additional information.

The components of Acquisition-related intangibles, net, as of December 31, 2015 and 2014, are as follows:

	Amortization	December 31, 2015			December 31, 2014
Acquisition-Related	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
Intangibles	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,131	$928	$1,203	$2,135	$714	$1,421
Customer relationships	8	810	431	379	810	330	480
Other intangibles	5	3	2	1	3	2	1
Total		$2,944	$1,361	$1,583	$2,948	$1,046	$1,902

Amortization of acquisition-related intangibles was $319 million, $321 million and $336 million for 2015, 2014 and 2013, respectively, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization. Future estimated amortization of acquisition-related intangibles for the years ended December 31 is as follows:

Amortization of Acquisition-Related Intangibles
2016	$319
2017	318
2018	318
2019	288
2020	198
Thereafter	142

10. Postretirement benefit plans

Plan descriptions

We have various employee retirement plans, including defined contribution, defined benefit and retiree health care benefit plans. For qualifying employees, we offer deferred compensation arrangements.

U.S. retirement plans

Our principal retirement plans in the U.S. are a defined contribution plan; an enhanced defined contribution plan; and qualified and non-qualified defined benefit pension plans. The defined benefit plans were closed to new participants in 1997, and then-current participants were allowed to make a one-time election to continue accruing a benefit in the plans, or to cease accruing a benefit and instead to participate in the enhanced defined contribution plan described below.

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

At December 31, 2015 and 2014, as a result of employees’ elections, TI’s U.S. defined contribution plans held shares of TI common stock totaling 13 million shares and 14 million shares valued at $704 million and $740 million, respectively. Dividends paid on these shares for both 2015 and 2014 were $19 million.

Our aggregate expense for the U.S. defined contribution plans was $60 million in both 2015 and 2014 and $62 million in 2013.

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

As of December 31, 2015 and 2014, as a result of employees’ elections, TI’s non-U.S. defined contribution plans held TI common stock valued at $17 million. Dividends paid on these shares of TI common stock for 2015 and 2014 were not material.

Effects on the Consolidated Statements of Income and Balance Sheets

Expense related to defined benefit and retiree health care benefit plans was as follows:

	U.S. Defined Benefit			U.S. Retiree Health Care			Non-U.S. Defined Benefit
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$22	$21	$26	$5	$4	$5	$35	$39	$41
Interest cost	43	45	45	20	22	20	53	68	61
Expected return on plan assets	(48)	(42)	(48)	(22)	(20)	(24)	(76)	(80)	(67)
Amortization of prior service cost (credit)	—	—	1	2	4	4	(2)	(2)	(3)
Recognized net actuarial loss	19	26	21	8	7	11	24	24	31
Net periodic benefit costs	36	50	45	13	17	16	34	49	63

Settlement losses	25	5	41	—	—	—	2	1	4
Curtailment gain	—	—	—	—	—	—	—	(2)	(7)
Total, including other postretirement losses (gains)	$61	$55	$86	$13	$17	$16	$36	$48	$60

For the U.S. qualified pension and retiree health care plans, the expected return on plan assets component of net periodic benefit cost is based upon a market-related value of assets. In accordance with U.S. GAAP, the market-related value of assets is the fair value adjusted by a smoothing technique whereby certain gains and losses are phased in over a period of three years.

Changes in the benefit obligations and plan assets for defined benefit and retiree health care benefit plans were as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
	2015	2014	2015	2014	2015	2014
Change in plan benefit obligation:
Benefit obligation at beginning of year	$1,076	$955	$513	$472	$2,316	$2,276
Service cost	22	21	5	4	35	39
Interest cost	43	45	20	22	53	68
Participant contributions	—	—	19	19	6	5
Benefits paid	(8)	(66)	(46)	(45)	(73)	(84)
Medicare subsidy	—	—	3	4	—	—
Actuarial loss (gain)	(6)	133	(21)	37	14	275
Settlements	(94)	(12)	—	—	(18)	(7)
Curtailments	—	—	—	—	—	(11)
Plan amendments	—	—	(30)	—	—	—
Effects of exchange rate changes	—	—	—	—	(102)	(245)
Benefit obligation at end of year (BO)	$1,033	$1,076	$463	$513	$2,231	$2,316

Change in plan assets:
Fair value of plan assets at beginning of year	$1,082	$941	$497	$485	$2,213	$2,179
Actual return on plan assets	(24)	132	—	24	25	295
Employer contributions (funding of qualified plans)	52	75	1	10	72	64
Employer contributions (payments for non-qualified plans)	11	12	—	—	—	—
Participant contributions	—	—	19	19	6	5
Benefits paid	(8)	(66)	(46)	(45)	(73)	(84)
Medicare subsidy	—	—	—	4	—	—
Settlements	(94)	(12)	—	—	(18)	(7)
Effects of exchange rate changes	—	—	—	—	(91)	(239)
Other	—	—	(30)	—	—	—
Fair value of plan assets at end of year (FVPA)	$1,019	$1,082	$441	$497	$2,134	$2,213

Funded status (FVPA – BO) at end of year	$(14)	$6	$(22)	$(16)	$(97)	$(103)

Amounts recognized on the Consolidated Balance Sheets as of December 31, 2015, were as follows:

	U.S. Defined	U.S. Retiree	Non-U.S.
	Benefit	Health Care	Defined Benefit	Total
Overfunded retirement plans	$51	$—	$34	$85
Accrued expenses and other liabilities	(16)	—	(6)	(22)
Underfunded retirement plans	(49)	(22)	(125)	(196)
Funded status (FVPA – BO) at end of year	$(14)	$(22)	$(97)	$(133)

Amounts recognized on the Consolidated Balance Sheets as of December 31, 2014, were as follows:

	U.S. Defined	U.S. Retiree	Non-U.S.
	Benefit	Health Care	Defined Benefit	Total
Overfunded retirement plans	$72	$—	$55	$127
Accrued expenses and other liabilities	(9)	—	(6)	(15)
Underfunded retirement plans	(57)	(16)	(152)	(225)
Funded status (FVPA – BO) at end of year	$6	$(16)	$(103)	$(113)

Contributions to the plans meet or exceed all minimum funding requirements. We expect to contribute about $100 million to our retirement benefit plans in 2016. The amounts shown for underfunded U.S. defined benefit plans were for non-qualified pension plans, which we do not fund because contributions to them are not tax deductible.

Accumulated benefit obligations, which are generally less than the projected benefit obligations as they exclude the impact of future salary increases, were $948 million and $968 million at December 31, 2015 and 2014, respectively, for the U.S. defined benefit plans, and $2.09 billion and $2.15 billion at December 31, 2015 and 2014, respectively, for the non-U.S. defined benefit plans.

The amounts recorded in AOCI for the years ended December 31, 2015 and 2014, are detailed below by plan type:

	U.S. Defined	U.S. Retiree		Non-U.S.
	Benefit	Health Care		Defined Benefit		Total
	Net Actuarial Loss	Net Actuarial Loss	Prior Service Cost (Credit)	Net Actuarial Loss	Prior Service Cost (Credit)	Net Actuarial Loss	Prior Service Cost (Credit)
AOCI balance, net of taxes, December 31, 2014	$153	$85	$8	$291	$(8)	$529	$—
Changes in AOCI by category
Adjustments	65	—	(30)	45	(1)	110	(31)
Recognized within Net income	(43)	(8)	(2)	(27)	2	(78)	—
Tax effect	(8)	3	11	(6)	—	(11)	11
Total change to AOCI	14	(5)	(21)	12	1	21	(20)
AOCI balance, net of taxes, December 31, 2015	$167	$80	$(13)	$303	$(7)	$550	$(20)

The estimated amounts of net actuarial loss and unrecognized prior service cost (credit) included in AOCI as of December 31, 2015, that are expected to be amortized into net periodic benefit cost over the next fiscal year are: $20 million and none for the U.S. defined benefit plans; $7 million and ($4) million for the U.S. retiree health care benefit plan; and $24 million and ($2) million for the non-U.S. defined benefit plans.

Information on plan assets

We report and measure the plan assets of our defined benefit pension and other postretirement plans at fair value. The tables below set forth the fair value of our plan assets as of December 31, 2015 and 2014, using the same three-level hierarchy of fair-value inputs described in Note 8.

	Fair Value
	December 31,
	2015	Level 1	Level 2	Level 3
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$664	$—	$664	$—
Equity securities	355	—	355	—
Total	$1,019	$—	$1,019	$—

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$220	$178	$42	$—
Equity securities	221	—	221	—
Total	$441	$178	$263	$—

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$1,498	$440	$1,058	$—
Equity securities	632	6	626	—
Other	4	—	—	4
Total	$2,134	$446	$1,684	$4

	Fair Value
	December 31,
	2014	Level 1	Level 2	Level 3
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$707	$—	$707	$—
Equity securities	375	—	375	—
Total	$1,082	$—	$1,082	$—

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$243	$200	$43	$—
Equity securities	254	—	254	—
Total	$497	$200	$297	$—

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$1,608	$430	$1,178	$—
Equity securities	600	6	594	—
Other	5	—	—	5
Total	$2,213	$436	$1,772	$5

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

The only Level 3 asset in our worldwide benefit plans for the periods presented is a diversified property fund in a non-U.S. pension plan; we sold assets related to private equity limited partnerships in our U.S. pension plan in 2014. These investments are valued using inputs from the fund managers and internal models.

The following table summarizes the change in the fair values for Level 3 plan assets for the years ending December 31, 2015 and 2014:

	Level 3 Plan Assets
	U.S. Defined	Non-U.S.
	Benefit	Defined Benefit
Balance, December 31, 2013	$37	$8
Redemptions and sales	(45)	(2)
Unrealized gain (loss)	8	(1)
Balance, December 31, 2014	—	5
Redemptions	—	(1)
Balance, December 31, 2015	$—	$4

Assumptions and investment policies

			U.S. Retiree
	Defined Benefit		Health Care
	2015	2014	2015	2014
Weighted average assumptions used to determine benefit obligations:
U.S. discount rate	4.62%	4.23%	4.40%	4.07%
Non-U.S. discount rate	2.41%	2.34%

U.S. average long-term pay progression	3.30%	3.30%
Non-U.S. average long-term pay progression	3.21%	3.27%

Weighted average assumptions used to determine net periodic benefit cost:
U.S. discount rate	4.33%	5.11%	4.15%	4.83%
Non-U.S. discount rate	2.34%	3.01%

U.S. long-term rate of return on plan assets	5.10%	5.25%	4.70%	4.50%
Non-U.S. long-term rate of return on plan assets	3.55%	3.75%

U.S. average long-term pay progression	3.30%	3.50%
Non-U.S. average long-term pay progression	3.27%	3.11%

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

The table below shows target allocation ranges for the plans that hold a substantial majority of the defined benefit assets.

	U.S. Defined	U.S. Retiree	Non-U.S.
Asset Category	Benefit	Health Care	Defined Benefit
Fixed income securities and cash equivalents	65%	50%	60% - 100%
Equity securities	35%	50%	0% - 40%

We rebalance the plans’ investments when they are not within the target allocation ranges.

Weighted average asset allocations as of December 31, are as follows:

	U.S. Defined		U.S. Retiree		Non-U.S. Defined
	Benefit		Health Care		Benefit
Asset Category	2015	2014	2015	2014	2015	2014
Fixed income securities and cash equivalents	65%	65%	50%	49%	70%	73%
Equity securities	35%	35%	50%	51%	30%	27%

None of the plan assets related to the defined benefit pension plans and retiree health care benefit plan are directly invested in TI common stock. As of December 31, 2015, we do not expect to return any of the defined benefit pension plans’ assets to TI in the next 12 months.

The following assumed future benefit payments to plan participants in the next 10 years are used to measure our benefit obligations and assume that retirement eligible participants take their benefits immediately. Almost all of the payments, which may vary significantly from these assumptions, will be made from plan assets and not from company assets.

	U.S. Defined	U.S. Retiree	Non-U.S.
	Benefit	Health Care	Defined Benefit
2016	$245	$34	$83
2017	90	34	84
2018	91	35	87
2019	91	36	91
2020	89	36	92
2021 - 2025	422	170	501

Assumed health care cost trend rates for the U.S. retiree health care benefit plan at December 31 are as follows:

	2015	2014
Assumed health care cost trend rate for next year	7.0%	7.0%
Ultimate trend rate	5.0%	5.0%
Year in which ultimate trend rate is reached	2024	2023

A one percentage point increase or decrease in health care cost trend rates over all future periods would have increased or decreased the accumulated postretirement benefit obligation for the U.S. retiree health care benefit plan at December 31, 2015, by $8 million. The service cost and interest cost components of 2015 plan expense would have increased by $2 million or decreased by $1 million.

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

As of December 31, 2015, our liability to participants of the deferred compensation plans was $198 million and is recorded in Deferred credits and other liabilities on our Consolidated Balance Sheets. This amount reflects the accumulated participant deferrals and earnings thereon as of that date. As of December 31, 2015, we held $187 million in mutual funds related to these plans that are recorded in Long-term investments on our Consolidated Balance Sheets, and serve as an economic hedge against changes in fair values of our other deferred compensation liabilities. We record changes in the fair value of the liability and the related investment in SG&A as discussed in Note 8.

11. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of December 31, 2015, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2020. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of December 31, 2015, our credit facility was undrawn and we had no commercial paper outstanding.

Long-term debt

We retired $250 million of maturing debt in April 2015 and another $750 million in August 2015.

In May 2015, we issued a principal amount of $500 million of fixed-rate long-term debt due in 2020. We incurred $3 million of issuance and other related costs, which are amortized to Interest and debt expense over the term of the debt. The proceeds of the offering were $498 million, net of the original issuance discount, and were used toward the repayment of a portion of the debt that matured in August 2015.

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

In May 2013, we issued an aggregate principal amount of $1.0 billion of fixed-rate long-term debt, with $500 million due in 2018 and $500 million due in 2023. We incurred $6 million of issuance and other related costs, which are amortized to Interest and debt expense over the term of the debt. The proceeds of the offering were $986 million, net of the original issuance discount and were used toward the repayment of $1.5 billion of maturing debt, including floating-rate notes. In connection with this repayment, we settled a floating-to-fixed interest rate swap associated with the maturing debt.

Long-term debt outstanding as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Notes due 2015 at 3.95% (assumed with National acquisition)	$—	$250
Notes due 2015 at 0.45%	—	750
Notes due 2016 at 2.375%	1,000	1,000
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2017 at 0.875%	250	250
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	—
Notes due 2021 at 2.75%	250	250
Notes due 2023 at 2.25%	500	500
Total debt	4,125	4,625
Net unamortized (discount) premium and debt issuance costs	(5)	6
Total debt, including net unamortized (discount) premium and debt issuance costs	4,120	4,631
Current portion of long-term debt	(1,000)	(1,001)
Long-term debt	$3,120	$3,630

As of December 31, 2015, we retrospectively applied the provisions of ASU 2015-03 and ASU 2015-15 regarding the classification of debt issuance costs. See Note 2 for additional information. As a result, we reclassified $11 million of applicable debt issuance costs as of December 31, 2014, from Other assets to Long-term debt, as comprehended in Net unamortized (discount) premium and debt issuance costs, in the table above.

Interest and debt expense was $90 million in 2015, $94 million in 2014 and $95 million in 2013. This was net of the amortization of the debt (discount) premium and other debt issuance costs. Cash payments for interest on long-term debt were $99 million in 2015 and $102 million in both 2014 and 2013. Capitalized interest was not material.

12. Commitments and contingencies

Operating leases

We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include purchase and renewal provisions and require us to pay taxes, insurance and maintenance costs. Rental and lease expense incurred was $98 million, $113 million and $120 million in 2015, 2014 and 2013, respectively.

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

As of December 31, 2015, we had committed to make the following minimum payments under our non-cancellable operating leases, capitalized software licenses and purchase commitments:

		Capitalized
	Operating	Software	Purchase
	Leases	Licenses	Commitments
2016	$69	$30	$95
2017	53	2	54
2018	37	—	40
2019	21	—	33
2020	19	—	17
Thereafter	62	—	1

Indemnification guarantees

We routinely sell products with an intellectual property indemnification included in the terms of sale. Historically, we have had only minimal, infrequent losses associated with these indemnities. Consequently, we cannot reasonably estimate any future liabilities that may result.

Warranty costs/product liabilities

We accrue for known product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty or product liability. Historically, we have experienced a low rate of payments on product claims. Although we cannot predict the likelihood or amount of any future claims, we do not believe they will have a material adverse effect on our financial condition, results of operations or liquidity. Typically, our warranties for semiconductor products obligate us to repair, replace or credit the purchase price of a covered product back to the buyer. Product claims may exceed the price of our products.

General

We are subject to various legal and administrative proceedings. Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

13. Supplemental financial information

Acquisition charges

We incurred various costs as a result of the 2011 acquisition of National that are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments. For the years ended December 31, 2015, 2014 and 2013, Acquisition charges were primarily from the ongoing amortization of intangible assets resulting from the National acquisition. See Note 9 for additional information.

Other Income (Expense), Net (OI&E)

	For Years Ended December 31,
	2015	2014	2013
Lease income	$14	$14	$14
Tax interest income (expense)	8	6	(10)
Interest income	6	7	10
Currency exchange gains (losses)	5	(4)	(2)
Investment gains (losses)	3	5	18
Other	(4)	(7)	(13)
Total	$32	$21	$17

Prepaid Expenses and Other Current Assets

	December 31,
	2015	2014
Prepaid taxes on intercompany inventory profits, net	$801	$693
Other prepaid expenses and current assets	199	157
Total	$1,000	$850

Property, Plant and Equipment at Cost

	Depreciable	December 31,
	Lives (Years)	2015	2014
Land	n/a	$127	$137
Buildings and improvements	5 - 40	2,789	2,801
Machinery and equipment	3 - 10	2,549	3,328
Total		$5,465	$6,266

Accumulated Other Comprehensive Income (Loss), Net of Taxes (AOCI)

	December 31,
	2015	2014
Postretirement benefit plans:
Net actuarial loss	$(550)	$(529)
Prior service credit	20	—
Cash flow hedge derivative	(2)	(3)
Total	$(532)	$(532)

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the years ended December 31, 2015, 2014 and 2013. The table below details where on the Consolidated Statements of Income these transactions are recorded.

	For Years Ended			Impact to
	December 31,			Related Statement
Details about AOCI Components	2015	2014	2013	of Income Line
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$78	$63	$108	Increase to Pension expense (b)
Tax effect	(25)	(21)	(37)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$53	$42	$71	Decrease to Net income

Prior service (cost) credit of defined benefit plans:
Amortization of prior service cost (credit) and Curtailment gain (a)	$—	$—	$(5)	Decrease to Pension expense (b)
Tax effect	—	—	2	Increase to Provision for income taxes
Recognized within Net income, net of taxes	$—	$—	$(3)	Increase to Net income

Derivative instruments:
Amortization of treasury rate locks	$2	$2	$2	Increase to Interest and debt expense
Tax effect	(1)	(1)	(1)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$1	$1	$1	Decrease to Net income

(a) Detailed in Note 10.
(b) Pension expense is included in COR, R&D, SG&A and Restructuring charges/other in the Consolidated Statements of Income.

14. Quarterly financial data (unaudited)

	Quarter
2015	1st	2nd	3rd	4th
Revenue	$3,150	$3,232	$3,429	$3,189
Gross profit	1,816	1,881	1,997	1,866
Included in Operating profit:
Acquisition charges	83	82	83	81
Restructuring charges/other	(2)	(1)	—	(68)
Operating profit	958	1,010	1,164	1,142
Net income	656	696	798	836

Earnings per common share:
Basic earnings per common share	$0.62	$0.66	$0.77	$0.81
Diluted earnings per common share	0.61	0.65	0.76	0.80

	Quarter
2014	1st	2nd	3rd	4th
Revenue	$2,983	$3,292	$3,501	$3,269
Gross profit	1,607	1,881	2,044	1,895
Included in Operating profit:
Acquisition charges	83	82	83	82
Restructuring charges/other	(11)	(4)	(9)	(27)
Operating profit	690	982	1,175	1,100
Net income	487	683	826	825

Earnings per common share:
Basic earnings per common share	$0.44	$0.63	$0.77	$0.78
Diluted earnings per common share	0.44	0.62	0.76	0.76

Report of independent registered public accounting firm

The Board of Directors and Stockholders

Texas Instruments Incorporated

We have audited the accompanying consolidated balance sheets of Texas Instruments Incorporated and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Instruments Incorporated and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of classifying deferred tax assets and liabilities effective December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016, expressed an unqualified opinion thereon.

Dallas, Texas

February 24, 2016

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

Internal control over financial reporting

Report by management on internal control over financial reporting

The management of TI is responsible for establishing and maintaining effective internal control over financial reporting. TI’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

TI management assessed the effectiveness of internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control − Integrated Framework. Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on the COSO criteria.

TI’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which immediately follows this report.

Report of independent registered public accounting firm on internal control over financial reporting

The Board of Directors and Stockholders

Texas Instruments Incorporated

We have audited Texas Instruments Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Texas Instruments Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report by management on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Texas Instruments Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Instruments Incorporated and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 24, 2016, expressed an unqualified opinion thereon.

Dallas, Texas

February 24, 2016

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to directors’ names, ages, positions, term of office and periods of service, which is contained under the caption “Election of directors” in our proxy statement for the 2016 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to directors’ business experience, which is contained under the caption “Board diversity and nominee qualifications” in our proxy statement for the 2016 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.

The information with respect to Section 16(a) beneficial ownership reporting compliance contained under the caption of the same name in our proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

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

Audit Committee

The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.	Executive Compensation.

The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference to such proxy statement, provided that the Compensation Committee report shall not be deemed filed with this Form 10-K.

The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity compensation plan information

The information contained under the caption “Equity compensation plan information” in our proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

Security ownership of certain beneficial owners and management

The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Related person transactions” in our proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

The information contained under the caption “Director independence” in our proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

The financial statements are listed in the index included in Item 8, “Financial Statements and Supplementary Data.”

Designation of Exhibit	Description of Exhibit	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number
3(a)	Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended	10-K	001-3761	February 24, 2015	3(a)
3(b)	By-Laws of the Registrant	10-K	001-3761	February 24, 2015	3(b)
4(a)	Indenture	8-K	001-3761	May 23, 2011	4.2
4(b)	Officer’s Certificate	8-K	001-3761	May 23, 2011	4.3
4(c)	Officer’s Certificate	8-K	001-3761	May 8, 2013	4.2
4(d)	Officer’s Certificate	8-K	001-3761	March 12, 2014	4.2
4(e)	Officer’s Certificate	8-K	001-3761	May 6, 2015	4.1
4(f)

The Registrant has omitted certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). The Registrant undertakes to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10(a)	TI Deferred Compensation Plan, as amended*					X
10(b)	TI Employees Non-Qualified Pension Plan, effective January 1, 2009, as amended*					X
10(c)	TI Employees Non-Qualified Pension Plan II*					X
10(d)	Texas Instruments Long-Term Incentive Plan, adopted April 15, 1993*	10-K	001-3761	February 24, 2012	10(c)
10(e)	Texas Instruments 2000 Long-Term Incentive Plan as amended October 16, 2008*	10-K	001-3761	February 24, 2015	10(e)
10(f)	Texas Instruments 2003 Long-Term Incentive Plan as amended October 16, 2008	10-K	001-3761	February 24, 2015	10(f)
10(g)	Texas Instruments Executive Officer Performance Plan as amended September 17, 2009*	10-K	001-3761	February 24, 2015	10(g)
10(h)	Texas Instruments Restricted Stock Unit Plan for Directors, as amended, dated April 16, 1998	10-K	001-3761	February 24, 2012	10(h)
10(i)	Texas Instruments Directors Deferred Compensation Plan, as amended, dated April 16, 1998	10-K	001-3761	February 24, 2012	10(i)
10(j)	Texas Instruments 2003 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 24, 2015	10(j)
10(k)	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 22, 2013	10(l)
10(l)	Form of Restricted Stock Unit Award Agreement under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 22, 2013	10(m)
10(m)	Texas Instruments 2009 Long-Term Incentive Plan as amended January 19, 2012 *	10-K	001-3761	February 24, 2015	10(m)
10(n)	Texas Instruments 2009 Director Compensation Plan as amended December 2, 2010	8-K	001-3761	December 7, 2010	10
12	Ratio of Earnings to Fixed Charges					X
21	List of Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer					X
31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer					X

32(a)	Section 1350 Certification of Chief Executive Officer	X
32(b)	Section 1350 Certification of Chief Financial Officer	X
101.ins	Instance Document	X
101.sch	XBRL Taxonomy Schema	X
101.cal	XBRL Taxonomy Calculation Linkbase	X
101.Def	XBRL Taxonomy Definitions Document	X
101.lab	XBRL Taxonomy Labels Linkbase	X
101.pre	XBRL Taxonomy Presentation Linkbase	X

* Management compensation plans and arrangements

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

We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or its management:

•	Market demand for semiconductors, particularly in TI’s end markets;
•	TI’s ability to compete in products and prices in an intensely competitive industry;
•	Losses or curtailments of purchases from key customers and the timing and amount of distributor and other customer inventory adjustments;
•	Customer demand that differs from forecasts and the financial impact of inadequate or excess TI inventory that results from demand that differs from projections;
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

•	Natural events such as severe weather, geological events or health epidemics in the locations in which TI, its customers or its suppliers operate;
•	Breaches of TI’s information technology systems or those of its customers or suppliers;
•	Availability and cost of raw materials, utilities, manufacturing equipment, third-party manufacturing services and manufacturing technology;
•	Timely implementation of new manufacturing technologies and installation of manufacturing equipment, and the ability to obtain needed third-party foundry and assembly/test subcontract services;
•

TI’s ability to maintain and enforce a strong intellectual property portfolio and obtain needed licenses from third parties, expiration of license agreements between TI and its patent licensees, and market conditions reducing royalty payments to TI;

•

Compliance with or changes in the complex laws, rules and regulations to which TI is or may become subject, or actions of enforcement authorities, that restrict TI’s ability to manufacture its products or operate its business, or subject us to fines, penalties, or other legal liability;

•

Product liability or warranty claims, claims based on epidemic or delivery failure, or other claims relating to TI products, manufacturing, services, design or communications, or recalls by TI customers for a product containing a TI part;

•

Changes in the tax rate applicable to TI as the result of changes in tax law, the jurisdictions in which profits are determined to be earned and taxed, adverse resolution of tax audits and the ability to realize deferred tax assets;

•	Financial difficulties of distributors or their promotion of competing product lines to TI’s detriment;
•	A loss suffered by a customer or distributor of TI with respect to TI-consigned inventory;
•

Instability in the global credit and financial markets that affects TI’s ability to fund its daily operations, invest in the business, make strategic acquisitions, or make principal and interest payments on its debt;

•	Increases in health care and pension benefit costs;
•	TI’s ability to recruit and retain skilled personnel;
•

TI’s ability to successfully integrate and realize opportunities for growth from acquisitions, and its ability to realize its expectations regarding the amount and timing of restructuring charges and associated cost savings; and

•	Impairments of TI’s non-financial assets.

For a more detailed discussion of these factors see the Risk Factors discussion in Item 1A of this report. The forward-looking statements included in this report are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

By:	/s/ Kevin P. March
Kevin P. March Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: February 24, 2016

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Kevin P. March, and Cynthia Hoff Trochu, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2015, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2016.

Signature	Title

/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr.	Director

/s/ Mark A. Blinn
Mark A. Blinn	Director

/s/ Daniel A. Carp
Daniel A. Carp	Director

/s/ Janet F. Clark
Janet F. Clark	Director

/s/ Carrie S. Cox
Carrie S. Cox	Director

/s/ Ronald Kirk
Ronald Kirk	Director

/s/ Pamela H. Patsley
Pamela H. Patsley	Director

/s/ Robert E. Sanchez
Robert E. Sanchez	Director

/s/ Wayne R. Sanders
Wayne R. Sanders	Director

/s/ Ruth J. Simmons
Ruth J. Simmons	Director

/s/ Richard K. Templeton
Richard K. Templeton	Chairman of the Board; Director; President; Chief Executive Officer

/s/ Christine Todd Whitman
Christine Todd Whitman	Director

/s/ Kevin P. March
Kevin P. March	Senior Vice President; Chief Financial Officer; Chief Accounting Officer