Form 10-Q
period 2016-03-31
TEXAS INSTRUMENTS INC
filed 2016-05-04
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

1,004,226,911

Number of shares of Registrant’s common stock outstanding as of

April 27, 2016

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

	For Three Months Ended
Consolidated Statements of Income	March 31,
(Millions of dollars, except share and per-share amounts)	2016	2015
Revenue	$3,008	$3,150
Cost of revenue (COR)	1,184	1,334
Gross profit	1,824	1,816
Research and development (R&D)	326	338
Selling, general and administrative (SG&A)	448	439
Acquisition charges	80	83
Restructuring charges/other	2	(2)
Operating profit	968	958
Other income (expense), net (OI&E)	4	4
Interest and debt expense	22	22
Income before income taxes	950	940
Provision for income taxes	282	284
Net income	$668	$656

Earnings per common share (EPS):
Basic	$.65	$.62
Diluted	$.65	$.61

Average shares outstanding (millions):
Basic	1,007	1,046
Diluted	1,018	1,061

Cash dividends declared per common share	$.38	$.34

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$668	$656
Income allocated to RSUs	(9)	(9)
Income allocated to common stock for diluted EPS	$659	$647

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(Millions of dollars)	2016	2015
Net income	$668	$656
Other comprehensive income (loss), net of taxes:
Net actuarial gains (losses) of defined benefit plans:
Adjustments	(12)	(10)
Recognized within Net income	14	10
Prior service (cost) credit of defined benefit plans:
Recognized within Net income	(1)	1
Other comprehensive income (loss)	1	1
Total comprehensive income	$669	$657

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets	March 31,	December 31,
(Millions of dollars, except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,281	$1,000
Short-term investments	1,519	2,218
Accounts receivable, net of allowances of ($11) and ($7)	1,269	1,165
Raw materials	105	109
Work in process	888	846
Finished goods	812	736
Inventories	1,805	1,691
Prepaid expenses and other current assets	785	1,000
Total current assets	6,659	7,074
Property, plant and equipment at cost	5,290	5,465
Accumulated depreciation	(2,736)	(2,869)
Property, plant and equipment, net	2,554	2,596
Long-term investments	220	221
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,503	1,583
Deferred income taxes	175	201
Capitalized software licenses, net	53	46
Overfunded retirement plans	84	85
Other assets	76	62
Total assets	$15,686	$16,230

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,249	$1,000
Accounts payable	387	386
Accrued compensation	340	664
Income taxes payable	67	95
Accrued expenses and other liabilities	377	410
Total current liabilities	2,420	2,555
Long-term debt	2,869	3,120
Underfunded retirement plans	195	196
Deferred income taxes	38	37
Deferred credits and other liabilities	382	376
Total liabilities	5,904	6,284
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,558	1,629
Retained earnings	31,457	31,176
Treasury common stock at cost
Shares: March 31, 2016 – 734,244,179; December 31, 2015 – 729,547,527	(24,443)	(24,068)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(531)	(532)
Total stockholders’ equity	9,782	9,946
Total liabilities and stockholders’ equity	$15,686	$16,230

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(Millions of dollars)	2016	2015
Cash flows from operating activities
Net income	$668	$656
Adjustments to Net income:
Depreciation	161	203
Amortization of acquisition-related intangibles	80	80
Amortization of capitalized software	8	13
Stock-based compensation	72	78
Gains on sales of assets	—	(1)
Deferred income taxes	24	1
Increase (decrease) from changes in:
Accounts receivable	(100)	(154)
Inventories	(114)	(60)
Prepaid expenses and other current assets	43	54
Accounts payable and accrued expenses	(104)	(108)
Accrued compensation	(322)	(294)
Income taxes payable	131	147
Changes in funded status of retirement plans	18	19
Other	(18)	(25)
Cash flows from operating activities	547	609

Cash flows from investing activities
Capital expenditures	(124)	(123)
Proceeds from asset sales	—	1
Purchases of short-term investments	(200)	(335)
Proceeds from short-term investments	900	615
Other	(3)	—
Cash flows from investing activities	573	158

Cash flows from financing activities
Dividends paid	(383)	(356)
Stock repurchases	(630)	(670)
Proceeds from common stock transactions	131	246
Excess tax benefit from share-based payments	43	56
Cash flows from financing activities	(839)	(724)

Net change in Cash and cash equivalents	281	43
Cash and cash equivalents at beginning of period	1,000	1,199
Cash and cash equivalents at end of period	$1,281	$1,242

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to financial statements

1. Description of business, including segment information

We design, make and sell semiconductors to electronics designers and manufacturers all over the world. We have two reportable segments, which are established along major categories of products as follows:

•	Analog – consists of the following product lines: High Volume Analog & Logic, Power Management, High Performance Analog and Silicon Valley Analog.
•	Embedded Processing – consists of the following product lines: Microcontrollers, Processors and Connectivity.

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

Segment information

	For Three Months Ended
	March 31,
	2016	2015
Revenue:
Analog	$1,879	$2,035
Embedded Processing	729	672
Other	400	443
Total revenue	$3,008	$3,150

Operating profit:
Analog	$679	$721
Embedded Processing	182	123
Other	107	114
Total operating profit	$968	$958

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2016 and 2015, and the Consolidated Balance Sheet as of March 31, 2016, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2015. The results for the three-month periods are not necessarily indicative of a full year’s results.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended March 31,
	2016			2015
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$668			$656
Income allocated to RSUs	(9)			(9)
Income allocated to common stock
for basic EPS calculation	$659	1,007	$.65	$647	1,046	$.62

Adjustment for dilutive shares:
Stock-based compensation plans		11			15

Diluted EPS:
Net income	$668			$656
Income allocated to RSUs	(9)			(9)
Income allocated to common stock
for diluted EPS calculation	$659	1,018	$.65	$647	1,061	$.61

Potentially dilutive securities representing 22 million and 12 million shares of common stock that were outstanding during the first quarters of 2016 and 2015, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of March 31, 2016. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our postretirement plan assets and deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 5 for the definition of Level 2 inputs.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Changes in accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures, and is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption, but not before December 15, 2016, and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Under this standard, all equity investments except those accounted for under the equity method are required to be measured at fair value. Equity investments that do not have a readily determinable fair value may, as a practical expedient, be measured at cost, adjusted for changes in observable prices minus impairment. This standard is effective for our interim and annual periods beginning January 1, 2018. This standard must be applied using a cumulative-effect adjustment in net income to the beginning of the fiscal year of adoption, except for equity investments without a readily determinable fair value, which are to be applied prospectively to equity investments as of the adoption date. We do not expect this standard to have a material impact on our financial position and results of operations, as nearly all of our equity investments are already recorded at fair value or under the equity method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard provides for several changes to the accounting for share-based awards. Among other changes, this standard will require recognition of certain income tax effects of awards in net income in the period in which the awards are settled or vested, rather than through additional paid-in capital in the equity section of the balance sheet. The standard also changes the presentation of excess tax benefits and statutory tax withholdings in the statement of cash flows. This standard will be effective for our interim and annual periods beginning January 1, 2017; however, early adoption is permitted. Each of the various provisions within this standard has its own specified transition method; some will be applied prospectively and others will be applied on a retrospective or modified retrospective basis. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position and results of operations.

3. Restructuring charges/other

Restructuring charges/other are recognized in Other for segment reporting purposes.

Restructuring charges

For the three months ended March 31, 2016, we incurred $2 million in restructuring charges related to our plans to phase out a manufacturing facility in Greenock, Scotland, through the end of 2018. These charges were comprised of severance and benefits costs, as well as accelerated depreciation. Total restructuring charges, primarily severance and related benefit costs, are estimated to be about $40 million, of which $19 million has been recognized through March 31, 2016. The remaining charges are expected to be recognized through the end of 2018. As of March 31, 2016, no payments have been made.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Restructuring balances

The restructuring accrual balances are primarily reported as a component of either Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment. The $32 million balance as of December 31, 2015, was composed of $17 million related to the Scotland facility and $15 million related to prior actions. The $29 million balance as of March 31, 2016, is composed of $17 million related to the Scotland facility and $12 million related to prior actions.

Balance, December 31, 2015	$32
Restructuring charges	2
Payments	(3)
Non-cash items (a)	(2)
Balance, March 31, 2016	$29

(a) Reflects charges for impacts of accelerated depreciation and changes in exchange rates.

4. Income taxes

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of March 31, 2016, the estimated annual effective tax rate for 2016 is about 30 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details of our investments are as follows:

	March 31, 2016			December 31, 2015
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale securities:
Money market funds	$536	$—	$—	$395	$—	$—
Corporate obligations	146	255	—	132	285	—
U.S. Government agency and Treasury securities	370	1,264	—	245	1,933	—
Trading securities:
Mutual funds	—	—	186	—	—	187
Total	1,052	1,519	186	772	2,218	187

Other measurement basis:
Equity-method investments	—	—	25	—	—	25
Cost-method investments	—	—	9	—	—	9
Cash on hand	229	—	—	228	—	—
Total	$1,281	$1,519	$220	$1,000	$2,218	$221

At March 31, 2016, and December 31, 2015, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the three months ended March 31, 2016, and March 31, 2015.

For the three months ended March 31, 2016, and March 31, 2015, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $900 million and $615 million, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale at March 31, 2016:

Due	Fair Value
One year or less	$2,541
One to two years	30

Other-than-temporary declines and impairments in the values of long-term investments recognized in OI&E were not material in the three months ended March 31, 2016, and March 31, 2015.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of March 31, 2016, and December 31, 2015, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016, and December 31, 2015. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	March 31,
	2016	Level 1	Level 2
Assets:
Money market funds	$536	$536	$—
Corporate obligations	401	—	401
U.S. Government agency and Treasury securities	1,634	1,104	530
Mutual funds	186	186	—
Total assets	$2,757	$1,826	$931

Liabilities:
Deferred compensation	$202	$202	$—
Total liabilities	$202	$202	$—

	Fair Value
	December 31,
	2015	Level 1	Level 2
Assets:
Money market funds	$395	$395	$—
Corporate obligations	417	—	417
U.S. Government agency and Treasury securities	2,178	1,828	350
Mutual funds	187	187	—
Total assets	$3,177	$2,410	$767

Liabilities:
Deferred compensation	$198	$198	$—
Total liabilities	$198	$198	$—

6. Goodwill and acquisition-related intangibles

Goodwill, net, was $4.36 billion as of March 31, 2016, and December 31, 2015. There was no impairment of goodwill during the three months ended March 31, 2016, and March 31, 2015.

The components of Acquisition-related intangibles, net, are as follows:

	Amortization	March 31, 2016			December 31, 2015
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,131	$982	$1,149	$2,131	$928	$1,203
Customer relationships	8	810	456	354	810	431	379
Other intangibles	n/a	—	—	—	3	2	1
Total		$2,941	$1,438	$1,503	$2,944	$1,361	$1,583

Amortization of acquisition-related intangibles was $80 million for the three months ended March 31, 2016, and March 31, 2015, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

7. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans was as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended March 31,	2016	2015	2016	2015	2016	2015
Service cost	$5	$6	$1	$1	$8	$9
Interest cost	11	10	5	5	13	13
Expected return on plan assets	(10)	(12)	(5)	(5)	(17)	(19)
Recognized net actuarial loss	5	5	2	2	6	6
Amortization of prior service cost (credit)	—	—	(1)	1	—	—
Net periodic benefit costs	11	9	2	4	10	9
Settlement losses	6	1	—	—	1	—
Total	$17	$10	$2	$4	$11	$9

8. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of March 31, 2016, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2021. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of March 31, 2016, our credit facility was undrawn and we had no commercial paper outstanding.

Long-term debt

Long-term debt outstanding as of March 31, 2016, and December 31, 2015 is as follows:

	March 31,	December 31,
	2016	2015
Notes due 2016 at 2.375%	$1,000	$1,000
Notes due 2017 at 0.875%	250	250
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	250	250
Notes due 2023 at 2.25%	500	500
Total debt	4,125	4,125
Net unamortized discounts, premiums and debt issuance costs	(7)	(5)
Total debt, including net unamortized discounts, premiums and debt issuance costs	4,118	4,120
Current portion of long-term debt	(1,249)	(1,000)
Long-term debt	$2,869	$3,120

Interest and debt expense was $22 million for the three months ended March 31, 2016, and March 31, 2015. This was net of the amortization of the debt discounts, premiums and other debt issuance costs. Capitalized interest was not material.

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

10. Supplemental financial information

Acquisition charges

We incurred various costs as a result of the 2011 acquisition of National Semiconductor Corporation (National) that are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments. For the three months ended March 31, 2016, and March 31, 2015, Acquisition charges were primarily from the ongoing amortization of intangible assets resulting from the National acquisition. See Note 6 for additional information.

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the periods ended March 31, 2016, and March 31, 2015. The table below details where on the Consolidated Statements of Income these transactions are recorded.

	For Three Months Ended
	March 31,		Impact to Related
	2016	2015	Statements of Income Lines
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$20	$14	Increase to Pension expense (b)
Tax effect	(6)	(4)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$14	$10	Decrease to Net income

Prior service (cost) credit of defined benefit plans:
Amortization of prior service cost (credit) (a)	$(1)	$1	(Decrease) increase to Pension expense (b)
Tax effect	—	—	Increase (decrease) to Provision for income taxes
Recognized within Net income, net of taxes	$(1)	$1	(Increase) decrease to Net income

(a)	Detailed in Note 7.
(b)	Pension expense is included in COR, R&D and SG&A in the Consolidated Statements of Income.

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

Performance summary

Our first-quarter revenue was $3.01 billion, net income was $668 million and earnings per share (EPS) were $0.65.

Revenue for the quarter was in the upper half of our expected range. Compared with a year ago, notable market activity for our products included continuing strength in automotive, as well as improvement in industrial and communications equipment. Revenue was down 5 percent due to weakness within the personal electronics market, which declined as expected.

Our core businesses of Analog and Embedded Processing comprised 87 percent of first-quarter revenue. From a year ago, Analog revenue declined 8 percent while Embedded Processing revenue grew 8 percent. Operating margin increased in both businesses.

Gross margin of 60.6 percent was a new record, reflecting the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

Our cash flow from operations once again underscored the strength of our business model. Free cash flow for the trailing 12 months was up 1 percent from a year ago to $3.7 billion. This represents 28.4 percent of revenue, up from 27.3 percent a year ago, and is consistent with our targeted range of 20-30 percent of revenue.

We have returned $4.2 billion to shareholders in the past 12 months through stock repurchases and dividends.

Our strategy to return to shareholders 100 percent of free cash flow plus proceeds from exercises of equity compensation minus net debt retirement reflects our confidence in the long-term sustainability of our business model.

Our balance sheet remains strong with $2.8 billion of cash and short-term investments at the end of the quarter, 80 percent of which was owned by the company’s U.S. entities. Inventory ended the quarter at 137 days.

Free cash flow is a non-GAAP financial measure. For a reconciliation to GAAP and an explanation of the reason for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Results of operations – first-quarter 2016 compared with first-quarter 2015

Revenue decreased $142 million, or 5 percent, due to lower revenue from Analog, and to a lesser extent, Other. Embedded Processing revenue grew.

Gross profit of $1.82 billion was about even despite lower revenue primarily due to a combination of lower manufacturing costs and, to a lesser extent, a higher percentage of more profitable products. As a percentage of revenue, gross profit was 60.6 percent compared with 57.7 percent.

Operating expenses were $326 million for R&D and $448 million for SG&A. R&D expense decreased $12 million, or 4 percent, due to savings from ongoing efforts across the company to align costs with growth opportunities, including the completed restructuring action in Embedded Processing. SG&A expense increased $9 million, or 2 percent, due to higher compensation-related costs.

Acquisition charges associated with our 2011 acquisition of National were $80 million compared with $83 million. These non-cash charges were from the ongoing amortization of intangible assets.

Operating profit was $968 million, or 32.2 percent of revenue, compared with $958 million, or 30.4 percent of revenue.

Quarterly income taxes are calculated using the estimated annual effective tax rate. At the end of the first quarter, our estimated annual effective tax rate for 2016 was about 30 percent. Our annual effective tax rate benefits from lower tax rates (compared to the U.S. statutory rate) applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.  These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions.

Our tax provision was $282 million, about even with the year-ago quarter.

Net income was $668 million compared with $656 million, and EPS was $0.65 compared with $0.61.

First-quarter 2016 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA) product lines)

	1Q16	1Q15	Change
Revenue	$1,879	$2,035	-8%
Operating profit	679	721	-6%
Operating profit % of revenue	36.1%	35.4%

Analog revenue decreased primarily due to HVAL. Power and HPA also declined, but to a lesser extent. SVA revenue increased due to the mix of products shipped. Operating profit decreased primarily due to lower revenue, which was partially offset by lower manufacturing costs and a higher percentage of more profitable products.

Embedded Processing (includes Microcontrollers, Processors and Connectivity product lines)

	1Q16	1Q15	Change
Revenue	$729	$672	8%
Operating profit	182	123	48%
Operating profit % of revenue	25.0%	18.3%

Embedded Processing revenue increased in all three product lines, led by Processors. Connectivity and Microcontrollers increased, but to a lesser extent. The increases in Processors and Microcontrollers were primarily due to the mix of products shipped. Operating profit increased primarily due to higher revenue and associated gross profit, as well as lower operating expenses.

Other (includes DLP® products, calculators, custom ASICs and royalties)

	1Q16	1Q15	Change
Revenue	$400	$443	-10%
Operating profit*	107	114	-6%
Operating profit % of revenue	26.8%	25.7%

* Includes Acquisition charges and Restructuring charges/other

Other revenue decreased primarily due to custom ASICs. Operating profit decreased by $7 million.

Financial condition

At the end of the first quarter of 2016, total cash (Cash and cash equivalents plus Short-term investments) was $2.80 billion, a decrease of $418 million from the end of 2015.

Accounts receivable were $1.27 billion, an increase of $104 million compared with the end of 2015. Days sales outstanding were 38 at the end of the first quarter compared with 33 at the end of 2015.

Inventory was $1.81 billion, an increase of $114 million from the end of 2015. Days of inventory at the end of the first quarter were 137 compared with 115 at the end of 2015. The days increased as we staged our inventory for increased shipments in the second quarter. Also included were 3 to 4 days associated with the portion of the personal electronics market that started slowing late in the fourth quarter of 2015. We expect to ship this material later in the year.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate revolving credit facility. Cash flows from operating activities for the first quarter of 2016 was $547 million, a decrease of $62 million from the year-ago period primarily due to an increase in cash used for working capital.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2021. This credit facility also serves as support for the issuance of commercial paper. As of March 31, 2016, our credit facility was undrawn, and we had no commercial paper outstanding.

For the first three months of 2016, investing activities provided $573 million compared with $158 million in the year-ago period. Capital expenditures were $124 million, about even with the year-ago period, and were primarily for semiconductor manufacturing equipment. We received proceeds from sales of short-term investments, net of purchases, of $700 million, compared with $280 million in the year-ago period.

For the first three months of 2016, financing activities used cash of $839 million compared with $724 million in the year-ago period. We paid dividends of $383 million compared with $356 million in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $630 million to repurchase 12.4 million shares of our common stock, compared with $670 million used in the year-ago period to repurchase 12.0 million shares. Employee exercises of stock options provided cash proceeds of $131 million compared with $246 million in the year-ago period.

On April 29, 2016, we agreed to issue $500 million principal amount of debt, which we expect to use for repayment of a portion of maturing debt. The offering is expected to close on May 6, 2016.

We had $1.28 billion of Cash and cash equivalents and $1.52 billion of Short-term investments as of March 31, 2016.  We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP-based measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2016	2015	Change
Cash flow from operations (GAAP)	$4,206	$4,039	4%
Capital expenditures	(552)	(431)
Free cash flow (non-GAAP)	$3,654	$3,608	1%

Revenue	$12,858	$13,212

Cash flow from operations as a percent of revenue (GAAP)	32.7%	30.6%
Free cash flow as a percent of revenue (non-GAAP)	28.4%	27.3%

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2015.

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

PART II – OTHER INFORMATION

ITEM 1A.  Risk Factors.

Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2015, and is incorporated by reference herein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number		Approximate
				of Shares		Dollar Value
				Purchased as		of Shares that
				Part of		May Yet Be
	Total			Publicly		Purchased
	Number of		Average	Announced		Under the
	Shares		Price Paid	Plans or		Plans or
Period	Purchased		per Share	Programs(1)		Programs (1)
January 1, 2016 through January 31, 2016	8,812,616		$51.05	8,812,616		7.48	billion
February 1, 2016 through February 29, 2016	3,547,824		50.77	3,547,824		7.30	billion
March 1, 2016 through March 31, 2016	—		—	—		7.30	billion
Total	12,360,440	(2)	$50.97	12,360,440	(2)	7.30	billion (3)

(1)

All purchases during the quarter were made either under the authorization from our board of directors to purchase up to $5.0 billion of additional shares of TI common stock announced on February 21, 2013 (of which approximately $430 million was available on January 1, 2016) or under the $7.5 billion authorization authorized on September 17, 2015.

(2)	All purchases during the quarter were open-market purchases.
(3)	As of March 31, 2016, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2015. No expiration date has been specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
3(a)

Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e). †
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e). †
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. †
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. †
101.ins	XBRL Instance Document†
101.def	XBRL Taxonomy Extension Definition Linkbase Document†
101.sch	XBRL Taxonomy Extension Schema Document†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document†
101.lab	XBRL Taxonomy Extension Label Linkbase Document†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document†
†	Filed or furnished herewith.

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

Date: May 4, 2016