Form 10-Q
period 2016-06-30
TEXAS INSTRUMENTS INC
filed 2016-08-04
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

1,003,209,756

Number of shares of Registrant’s common stock outstanding as of

July 26, 2016

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(Millions of dollars, except share and per-share amounts)	2016	2015	2016	2015
Revenue	$3,273	$3,232	$6,281	$6,382
Cost of revenue (COR)	1,270	1,351	2,454	2,685
Gross profit	2,003	1,881	3,827	3,697
Research and development (R&D)	345	320	671	658
Selling, general and administrative (SG&A)	460	470	908	909
Acquisition charges	79	82	159	165
Restructuring charges/other	2	(1)	4	(3)
Operating profit	1,117	1,010	2,085	1,968
Other income (expense), net (OI&E)	6	3	10	7
Interest and debt expense	21	24	43	46
Income before income taxes	1,102	989	2,052	1,929
Provision for income taxes	323	293	605	577
Net income	$779	$696	$1,447	$1,352

Earnings per common share (EPS):
Basic	$.77	$.66	$1.42	$1.28
Diluted	$.76	$.65	$1.40	$1.26

Average shares outstanding (millions):
Basic	1,004	1,038	1,005	1,042
Diluted	1,016	1,051	1,017	1,056

Cash dividends declared per common share	$.38	$.34	$.76	$.68

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$779	$696	$1,447	$1,352
Income allocated to RSUs	(10)	(10)	(19)	(19)
Income allocated to common stock for diluted EPS	$769	$686	$1,428	$1,333

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(Millions of dollars)	2016	2015	2016	2015
Net income	$779	$696	$1,447	$1,352
Other comprehensive income (loss), net of taxes:
Net actuarial gains (losses) of defined benefit plans:
Adjustments	(18)	—	(30)	(10)
Recognized within Net income	13	17	27	27
Prior service (cost) credit of defined benefit plans:
Adjustments	1	—	1	—
Recognized within Net income	(1)	—	(2)	1
Other comprehensive income (loss)	(5)	17	(4)	18
Total comprehensive income	$774	$713	$1,443	$1,370

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets	June 30,	December 31,
(Millions of dollars, except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,235	$1,000
Short-term investments	1,304	2,218
Accounts receivable, net of allowances of ($20) and ($7)	1,348	1,165
Raw materials	104	109
Work in process	946	846
Finished goods	826	736
Inventories	1,876	1,691
Prepaid expenses and other current assets	926	1,000
Total current assets	6,689	7,074
Property, plant and equipment at cost	5,152	5,465
Accumulated depreciation	(2,595)	(2,869)
Property, plant and equipment, net	2,557	2,596
Long-term investments	224	221
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,424	1,583
Deferred income taxes	231	201
Capitalized software licenses, net	52	46
Overfunded retirement plans	85	85
Other assets	69	62
Total assets	$15,693	$16,230

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$637	$1,000
Accounts payable	416	386
Accrued compensation	493	664
Income taxes payable	58	95
Accrued expenses and other liabilities	387	410
Total current liabilities	1,991	2,555
Long-term debt	2,975	3,120
Underfunded retirement plans	193	196
Deferred income taxes	40	37
Deferred credits and other liabilities	532	376
Total liabilities	5,731	6,284
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,681	1,629
Retained earnings	31,850	31,176
Treasury common stock at cost
Shares: June 30, 2016 – 737,467,669; December 31, 2015 – 729,547,527	(24,774)	(24,068)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(536)	(532)
Total stockholders’ equity	9,962	9,946
Total liabilities and stockholders’ equity	$15,693	$16,230

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(Millions of dollars)	2016	2015
Cash flows from operating activities
Net income	$1,447	$1,352
Adjustments to Net income:
Depreciation	316	401
Amortization of acquisition-related intangibles	159	160
Amortization of capitalized software	16	26
Stock-based compensation	148	162
Gains on sales of assets	—	(3)
Deferred income taxes	(35)	(56)
Increase (decrease) from changes in:
Accounts receivable	(176)	(194)
Inventories	(185)	(101)
Prepaid expenses and other current assets	35	49
Accounts payable and accrued expenses	(65)	(142)
Accrued compensation	(175)	(169)
Income taxes payable	106	(78)
Changes in funded status of retirement plans	32	41
Other	(7)	(19)
Cash flows from operating activities	1,616	1,429

Cash flows from investing activities
Capital expenditures	(282)	(248)
Proceeds from asset sales	—	10
Purchases of short-term investments	(1,193)	(1,254)
Proceeds from short-term investments	2,110	1,475
Other	3	1
Cash flows from investing activities	638	(16)

Cash flows from financing activities
Proceeds from issuance of long-term debt	499	498
Repayment of debt	(1,000)	(250)
Dividends paid	(765)	(710)
Stock repurchases	(1,157)	(1,324)
Proceeds from common stock transactions	325	297
Excess tax benefit from share-based payments	82	64
Other	(3)	(3)
Cash flows from financing activities	(2,019)	(1,428)

Net change in Cash and cash equivalents	235	(15)
Cash and cash equivalents at beginning of period	1,000	1,199
Cash and cash equivalents at end of period	$1,235	$1,184

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

Segment information

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Analog	$2,044	$2,049	$3,923	$4,084
Embedded Processing	755	690	1,484	1,362
Other	474	493	874	936
Total revenue	$3,273	$3,232	$6,281	$6,382

Operating profit:
Analog	$771	$728	$1,450	$1,449
Embedded Processing	189	135	371	258
Other	157	147	264	261
Total operating profit	$1,117	$1,010	$2,085	$1,968

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2016 and 2015, and the Consolidated Balance Sheet as of June 30, 2016, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2015. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended June 30,
	2016			2015
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$779			$696
Income allocated to RSUs	(10)			(10)
Income allocated to common stock
for basic EPS calculation	$769	1,004	$.77	$686	1,038	$.66

Adjustment for dilutive shares:
Stock-based compensation plans		12			13

Diluted EPS:
Net income	$779			$696
Income allocated to RSUs	(10)			(10)
Income allocated to common stock
for diluted EPS calculation	$769	1,016	$.76	$686	1,051	$.65

	For Six Months Ended June 30,
	2016			2015
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$1,447			$1,352
Income allocated to RSUs	(19)			(19)
Income allocated to common stock
for basic EPS calculation	$1,428	1,005	$1.42	$1,333	1,042	$1.28

Adjustment for dilutive shares:
Stock-based compensation plans		12			14

Diluted EPS:
Net income	$1,447			$1,352
Income allocated to RSUs	(19)			(19)
Income allocated to common stock
for diluted EPS calculation	$1,428	1,017	$1.40	$1,333	1,056	$1.26

Potentially dilutive securities representing 9 million shares of common stock that were outstanding during the second quarters of 2016 and 2015, and 16 million and 12 million shares outstanding during the first six months of 2016 and 2015, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

In connection with the issuance of long-term debt, we occasionally use financial derivatives such as treasury rate lock agreements that are recognized in AOCI and amortized over the life of the related debt. The results of these derivative transactions have not been material.

We do not use derivatives for speculative or trading purposes.

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of June 30, 2016. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our postretirement plan assets and deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 5 for the definition of Level 2 inputs.

Changes in accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures, and is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption, but not before December 15, 2016, and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory. In April 2016, the FASB issued an amendment to this guidance, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which, among other things, provides clarification about whether revenue related to a distinct license of intellectual property is recognized over time or at a point in time. We are assessing the impact of this amendment.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which required waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. This standard will be effective for our interim and annual periods beginning after December 15, 2019, and permits earlier application but not before December 15, 2018. The standard will be applied using a modified retrospective approach. We are currently evaluating the potential impact of this standard, but we expect it will not have a material impact on our financial position and results of operations.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

3. Restructuring charges/other

Restructuring charges/other are recognized in Other for segment reporting purposes.

Restructuring charges

For the three and six months ended June 30, 2016, we incurred restructuring charges of $2 million and $4 million, respectively, related to our plans to phase out a manufacturing facility in Greenock, Scotland, through the end of 2018. These charges were comprised of severance and benefits costs, as well as accelerated depreciation. Total restructuring charges, primarily severance and related benefit costs, are estimated to be about $40 million, of which $21 million has been recognized through June 30, 2016. The remaining charges are expected to be recognized through the end of 2018. As of June 30, 2016, no payments have been made related to the phase-out of the Scotland facility.

Restructuring balances

The restructuring accrual balances are primarily reported as a component of either Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment. The $32 million balance as of December 31, 2015, was composed of $17 million related to the Scotland facility and $15 million related to prior actions. The $25 million balance as of June 30, 2016, is composed of $17 million related to the Scotland facility and $8 million related to prior actions.

Balance, December 31, 2015	$32
Restructuring charges	4
Payments	(7)
Non-cash items (a)	(4)
Balance, June 30, 2016	$25

(a) Reflects charges for impacts of accelerated depreciation and changes in exchange rates.

4. Income taxes

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of June 30, 2016, the estimated annual effective tax rate for 2016 is about 30 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details of our investments are as follows:

	June 30, 2016			December 31, 2015
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale securities:
Money market funds	$533	$—	$—	$395	$—	$—
Corporate obligations	102	325	—	132	285	—
U.S. Government agency and Treasury securities	395	979	—	245	1,933	—
Trading securities:
Mutual funds	—	—	190	—	—	187
Total	1,030	1,304	190	772	2,218	187

Other measurement basis:
Equity-method investments	—	—	25	—	—	25
Cost-method investments	—	—	9	—	—	9
Cash on hand	205	—	—	228	—	—
Total	$1,235	$1,304	$224	$1,000	$2,218	$221

As of June 30, 2016, and December 31, 2015, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the six months ended June 30, 2016, and June 30, 2015.

For the six months ended June 30, 2016, and June 30, 2015, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.11 billion and $1.48 billion, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale as of June 30, 2016:

Due	Fair Value
One year or less	$2,304
One to two years	30

Other-than-temporary declines and impairments in the values of long-term investments recognized in OI&E were not material in the six months ended June 30, 2016, and June 30, 2015.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of June 30, 2016, and December 31, 2015, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016, and December 31, 2015. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	June 30, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$533	$533	$—	$395	$395	$—
Corporate obligations	427	—	427	417	—	417
U.S. Government agency and Treasury securities	1,374	1,114	260	2,178	1,828	350
Mutual funds	190	190	—	187	187	—
Total assets	$2,524	$1,837	$687	$3,177	$2,410	$767

Liabilities:
Deferred compensation	$206	$206	$—	$198	$198	$—
Total liabilities	$206	$206	$—	$198	$198	$—

6. Goodwill and acquisition-related intangibles

Goodwill, net, was $4.36 billion as of June 30, 2016, and December 31, 2015. There was no impairment of goodwill during the six months ended June 30, 2016, or June 30, 2015.

The components of Acquisition-related intangibles, net, are as follows:

	Amortization	June 30, 2016			December 31, 2015
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,131	$1,035	$1,096	$2,131	$928	$1,203
Customer relationships	8	810	482	328	810	431	379
Other intangibles	n/a	—	—	—	3	2	1
Total		$2,941	$1,517	$1,424	$2,944	$1,361	$1,583

Amortization of acquisition-related intangibles was $79 million and $80 million for the second quarters of 2016 and 2015, respectively, and $159 million and $160 million for the first six months of 2016 and 2015, respectively, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

7. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans was as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended June 30,	2016	2015	2016	2015	2016	2015
Service cost	$6	$5	$2	$2	$8	$8
Interest cost	11	11	5	5	13	14
Expected return on plan assets	(11)	(12)	(5)	(6)	(17)	(19)
Recognized net actuarial loss	5	5	1	2	7	6
Amortization of prior service cost (credit)	—	—	(1)	2	(1)	(1)
Net periodic benefit costs	11	9	2	5	10	8
Settlement losses	7	11	—	—	—	2
Total	$18	$20	$2	$5	$10	$10

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Six Months Ended June 30,	2016	2015	2016	2015	2016	2015
Service cost	$11	$11	$3	$3	$16	$17
Interest cost	22	21	10	10	26	27
Expected return on plan assets	(21)	(24)	(10)	(11)	(34)	(38)
Recognized net actuarial loss	10	10	3	4	13	12
Amortization of prior service cost (credit)	—	—	(2)	3	(1)	(1)
Net periodic benefit costs	22	18	4	9	20	17
Settlement losses	13	12	—	—	1	2
Total	$35	$30	$4	$9	$21	$19

8. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of June 30, 2016, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2021. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of June 30, 2016, our credit facility was undrawn and we had no commercial paper outstanding.

Long-term debt

In May 2016, we issued a principal amount of $500 million of fixed-rate long-term debt due in 2022. We incurred $3 million of issuance and other related costs, which are amortized to Interest and debt expense over the term of the debt. The proceeds of the offering were $499 million, net of the original issuance discount, and were used toward the repayment of a portion of $1.0 billion of maturing debt retired in May.

Long-term debt outstanding as of June 30, 2016, and December 31, 2015, is as follows:

	June 30,	December 31,
	2016	2015
Notes due 2016 at 2.375%	$—	$1,000
Notes due 2017 at 0.875%	250	250
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	250	250
Notes due 2022 at 1.85%	500	—
Notes due 2023 at 2.25%	500	500
Total debt	3,625	4,125
Net unamortized discounts, premiums and debt issuance costs	(13)	(5)
Total debt, including net unamortized discounts, premiums and debt issuance costs	3,612	4,120
Current portion of long-term debt	(637)	(1,000)
Long-term debt	$2,975	$3,120

Interest and debt expense was $21 million and $24 million for the second quarters of 2016 and 2015, respectively, and $43 million and $46 million for the first six months of 2016 and 2015, respectively. This was net of the amortization of the debt discounts, premiums and other debt issuance costs. Capitalized interest was not material.

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

10. Supplemental financial information

Acquisition charges

We incurred various costs as a result of the 2011 acquisition of National Semiconductor Corporation (National) that are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments. For the three and six months ended June 30, 2016, and June 30, 2015, Acquisition charges were primarily from the ongoing amortization of intangible assets resulting from the National acquisition. See Note 6 for additional information.

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the periods ended June 30, 2016, and June 30, 2015. The table below details where in the Consolidated Statements of Income these transactions are recorded.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,		Impact to Related
	2016	2015	2016	2015	Statements of Income Lines
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$20	$26	$40	$40	Increase to Pension expense (b)
Tax effect	(7)	(9)	(13)	(13)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$13	$17	$27	$27	Decrease to Net income

Prior service (cost) credit of defined benefit plans:
Amortization of prior service cost (credit) (a)	$(2)	$1	$(3)	$2	(Decrease) increase to Pension expense (b)
Tax effect	1	(1)	1	(1)	Increase (decrease) to Provision for income taxes
Recognized within Net income, net of taxes	$(1)	$—	$(2)	$1	(Increase) decrease to Net income

(a)	Detailed in Note 7.
(b)	Pension expense is included in COR, R&D and SG&A in the Consolidated Statements of Income.

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

•	Over time, we have been reallocating resources from areas like manufacturing support and SG&A into R&D activities. As a result of this reallocation, R&D expense will continue increasing into 2017.

Performance summary

Our second-quarter revenue was $3.27 billion, net income was $779 million and earnings per share (EPS) were $0.76.

Revenue and EPS for the quarter were solidly in the upper half of our expected range. Compared with a year ago, demand for our products continued to be strong in the automotive market, and grew in the industrial and communications equipment markets. Despite sequential growth, demand in the personal electronics market was down from a year ago.

In our core businesses, Embedded Processing revenue grew 9 percent and Analog revenue was about even with the same quarter a year ago. Operating margin increased in both businesses.

Gross margin of 61.2 percent reflected the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

Our cash flow from operations of $4.5 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was up 7 percent from a year ago to $3.9 billion, and this represents 30.0 percent of revenue, up from 27.4 percent a year ago.

We have returned $4.1 billion to shareholders in the past 12 months through stock repurchases and dividends.

Our strategy to return to shareholders 100 percent of free cash flow plus proceeds from exercises of equity compensation minus net debt retirement reflects our confidence in the long-term sustainability of our business model.

Our balance sheet remains strong with $2.5 billion of cash and short-term investments at the end of the quarter, about 80 percent of which was owned by the company’s U.S. entities. Inventory ended the quarter at 133 days.

Free cash flow is a non-GAAP financial measure. For reconciliation to GAAP and an explanation of the reason for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Results of operations – second-quarter 2016 compared with second-quarter 2015

Revenue increased $41 million due to higher revenue from Embedded Processing. Analog revenue was about even while Other revenue declined.

Gross profit of $2.00 billion was up $122 million, or 6 percent, primarily due to lower manufacturing costs. As a percentage of revenue, gross profit was 61.2 percent compared with 58.2 percent.

Operating expenses were $345 million for R&D and $460 million for SG&A. R&D expense increased $25 million, or 8 percent, due to a combination of our ongoing reallocation of resources into R&D activities and higher compensation-related costs. SG&A expense decreased $10 million, or 2 percent, due to savings from the completed restructuring action in Embedded Processing.

Acquisition charges associated with our 2011 acquisition of National were $79 million compared with $82 million. These non-cash charges were from the ongoing amortization of intangible assets.

Operating profit was $1.12 billion, or 34.1 percent of revenue, compared with $1.01 billion, or 31.3 percent of revenue.

Quarterly income taxes are calculated using the estimated annual effective tax rate. At the end of the second quarter, our estimated annual effective tax rate for 2016 was about 30 percent. Our annual effective tax rate benefits from lower tax rates (compared to the U.S. statutory rate) applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits. These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions.

Our tax provision was $323 million compared with $293 million. The increase was due to higher income before income taxes, and to a lesser extent, a lower benefit from non-U.S. tax rates. The tax provision also included the effect of the federal research tax credit, which was not included in the year-ago quarter.

Net income was $779 million compared with $696 million, and EPS was $0.76 compared with $0.65.

Second-quarter 2016 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA) product lines)

	2Q16	2Q15	Change
Revenue	$2,044	$2,049	0%
Operating profit	771	728	6%
Operating profit % of revenue	37.7%	35.5%

Analog revenue was about even as increases in HPA and SVA were offset by decreases in HVAL and Power. Operating profit increased primarily due to higher gross profit.

Embedded Processing (includes Microcontrollers, Processors and Connectivity product lines)

	2Q16	2Q15	Change
Revenue	$755	$690	9%
Operating profit	189	135	40%
Operating profit % of revenue	25.0%	19.6%

Embedded Processing revenue increased in all three product lines, led by Processors. The increase in Microcontrollers revenue was due to the mix of products shipped. Operating profit increased primarily due to higher revenue and associated gross profit.

Other (includes DLP® products, calculators, custom ASICs and royalties)

	2Q16	2Q15	Change
Revenue	$474	$493	-4%
Operating profit*	157	147	7%
Operating profit % of revenue	33.1%	29.8%

*Includes Acquisition charges and Restructuring charges/other

Other revenue declined due to, in decreasing order, calculators, royalties and custom ASICs, partially offset by an increase in revenue from DLP products. Operating profit increased $10 million.

Results of operations – first six months of 2016 compared with first six months of 2015

Revenue of $6.28 billion decreased $101 million, or 2 percent, as lower revenue from Analog and, to a lesser extent, Other more than offset higher revenue from Embedded Processing. Analog and Embedded Processing comprised 86 percent of revenue compared with 85 percent.

Gross profit of $3.83 billion was up $130 million, or 4 percent, despite lower revenue, primarily due to lower manufacturing costs.

R&D expense was $671 million, an increase of $13 million, due to a combination of our ongoing reallocation of resources to R&D activities and higher compensation-related costs. These increases were partially offset by savings from the completed restructuring action in Embedded Processing. SG&A expense of $908 million was about even as savings from the completed restructuring action offset higher compensation-related costs.

Acquisition charges were $159 million compared with $165 million. These non-cash charges were from the ongoing amortization of intangible assets.

Operating profit was $2.09 billion, or 33.2 percent of revenue, compared with $1.97 billion, or 30.8 percent of revenue.

The tax provision increased to $605 million from $577 million primarily due to higher income before income taxes, and to a lesser extent, a lower benefit from non-U.S. tax rates. The increase was partially offset by the effect of the federal research tax credit for the first six months of 2016, which was not included in the year-ago period.

Net income was $1.45 billion compared with $1.35 billion. EPS was $1.40 compared with $1.26.

Year-to-date segment results

Our segment results compared with the year-ago period are as follows:

Analog

	YTD 2016	YTD 2015	Change
Revenue	$3,923	$4,084	-4%
Operating profit	1,450	1,449	0%
Operating profit % of revenue	37.0%	35.5%

Analog revenue decreased due to HVAL and, to a lesser extent, Power. SVA and HPA revenue increased due to the mix of products shipped. Operating profit was about even, despite lower revenue, primarily due to higher gross profit, mostly offset by higher operating expenses.

Embedded Processing

	YTD 2016	YTD 2015	Change
Revenue	$1,484	$1,362	9%
Operating profit	371	258	44%
Operating profit % of revenue	25.0%	18.9%

Embedded Processing revenue increased in all three product lines, led by Processors. Processors and Microcontrollers revenue increased due to the mix of products shipped. Operating profit increased primarily due to higher revenue and associated gross profit.

Other

	YTD 2016	YTD 2015	Change
Revenue	$874	$936	-7%
Operating profit*	264	261	1%
Operating profit % of revenue	30.2%	27.9%

*Includes Acquisition charges and Restructuring charges/other.

Other revenue declined due to, in decreasing order, calculators, custom ASICs and royalties. The decrease was partially offset by DLP products, which increased due to the mix of products shipped. Operating profit increased $3 million.

Financial condition

At the end of the second quarter of 2016, Cash and cash equivalents plus Short-term investments was $2.54 billion, a decrease of $679 million from the end of 2015.

Accounts receivable were $1.35 billion, an increase of $183 million compared with the end of 2015. Days sales outstanding were 37 at the end of the second quarter compared with 33 at the end of 2015.

Inventory was $1.88 billion, an increase of $185 million from the end of 2015. Days of inventory increased from 115 at the end of 2015 to 133 at the end of the second quarter as we staged our inventory for future shipments. Our long-term model is for inventory in the range of 105 to 135 days.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate revolving credit facility. Cash flows from operating activities for the first six months of 2016 was $1.62 billion, an increase of $187 million from the year-ago period due to a decrease in cash used for working capital.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2021. This credit facility also serves as support for the issuance of commercial paper. As of June 30, 2016, our credit facility was undrawn, and we had no commercial paper outstanding.

For the first six months of 2016, investing activities provided $638 million compared with using $16 million in the year-ago period. Capital expenditures were $282 million compared with $248 million in the year-ago period and were primarily for semiconductor manufacturing equipment. We received proceeds from sales of short-term investments, net of purchases, of $917 million compared with $221 million in the year-ago period.

For the first six months of 2016, financing activities used cash of $2.02 billion compared with $1.43 billion in the year-ago period. In 2016, we received proceeds of $499 million from the issuance of fixed-rate long-term debt (net of original issuance discount) compared with $498 million in 2015. We retired maturing debt of $1.0 billion in 2016 and $250 million in 2015. We paid dividends of $765 million compared with $710 million in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $1.16 billion to repurchase 21.4 million shares of our common stock, compared with $1.32 billion used in the year-ago period to repurchase 23.9 million shares. Employee exercises of stock options provided cash proceeds of $325 million compared with $297 million in the year-ago period.

We had $1.24 billion of Cash and cash equivalents and $1.30 billion of Short-term investments as of June 30, 2016. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP-based measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2016	2015	Change
Cash flow from operations (GAAP)	$4,455	$4,084	9%
Capital expenditures	(585)	(476)
Free cash flow (non-GAAP)	$3,870	$3,608	7%

Revenue	$12,899	$13,152

Cash flow from operations as a percent of revenue (GAAP)	34.5%	31.1%
Free cash flow as a percent of revenue (non-GAAP)	30.0%	27.4%

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2015. Additionally, in May 2016 we issued $500 million principal amount of 1.85 percent notes maturing in 2022, and we retired $1.0 billion of maturing debt.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number		Approximate
				of Shares		Dollar Value
				Purchased as		of Shares that
				Part of		May Yet Be
	Total			Publicly		Purchased
	Number of		Average	Announced		Under the
	Shares		Price Paid	Plans or		Plans or
Period	Purchased		per Share	Programs(1)		Programs (1)
April 1, 2016 through April 30, 2016	4,966,370		$58.39	4,966,370		$7.01	billion
May 1, 2016 through May 31, 2016	4,078,870		57.62	4,078,870		6.78	billion
June 1, 2016 through June 30, 2016	39,126		58.77	39,126		6.78	billion
Total	9,084,366	(2)	$58.04	9,084,366	(2)	$6.78	billion (3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced September 17, 2015.
(2)	All purchases during the quarter were open-market purchases.
(3)	As of June 30, 2016, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2015. No expiration date has been specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
3(a)

Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).
4(a)	Officer’s Certificate, dated May 6, 2016 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 6, 2016).
10(a)

Texas Instruments 2009 Long-Term Incentive Plan, as amended effective April 21, 2016 (incorporated by reference to Appendix B of the Registrant’s proxy statement for the 2016 annual meeting of shareholders, filed March 9, 2016).

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

Date: August 4, 2016