Form 10-Q
period 2016-09-30
TEXAS INSTRUMENTS INC
filed 2016-11-03
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

999,485,728

Number of shares of Registrant’s common stock outstanding as of

October 26, 2016

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(Millions of dollars, except share and per-share amounts)	2016	2015	2016	2015
Revenue	$3,675	$3,429	$9,956	$9,811
Cost of revenue (COR)	1,395	1,432	3,849	4,117
Gross profit	2,280	1,997	6,107	5,694
Research and development (R&D)	356	316	1,027	974
Selling, general and administrative (SG&A)	448	434	1,356	1,343
Acquisition charges	80	83	239	248
Restructuring charges/other	1	—	5	(3)
Operating profit	1,395	1,164	3,480	3,132
Other income (expense), net (OI&E)	4	6	14	13
Interest and debt expense	18	22	61	68
Income before income taxes	1,381	1,148	3,433	3,077
Provision for income taxes	413	350	1,018	927
Net income	$968	$798	$2,415	$2,150

Earnings per common share (EPS):
Basic	$.95	$.77	$2.37	$2.05
Diluted	$.94	$.76	$2.34	$2.02

Average shares outstanding (millions):
Basic	1,003	1,023	1,004	1,036
Diluted	1,017	1,035	1,017	1,049

Cash dividends declared per common share	$.38	$.34	$1.14	$1.02

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$968	$798	$2,415	$2,150
Income allocated to RSUs	(11)	(11)	(29)	(30)
Income allocated to common stock for diluted EPS	$957	$787	$2,386	$2,120

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(Millions of dollars)	2016	2015	2016	2015
Net income	$968	$798	$2,415	$2,150
Other comprehensive income (loss), net of taxes:
Net actuarial gains (losses) of defined benefit plans:
Adjustments	(17)	(33)	(47)	(43)
Recognized within Net income	12	13	39	40
Prior service (cost) credit of defined benefit plans:
Adjustments	—	20	1	20
Recognized within Net income	(1)	—	(3)	1
Derivative instruments:
Recognized within Net income	—	1	—	1
Other comprehensive income (loss)	(6)	1	(10)	19
Total comprehensive income	$962	$799	$2,405	$2,169

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets	September 30,	December 31,
(Millions of dollars, except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,369	$1,000
Short-term investments	1,768	2,218
Accounts receivable, net of allowances of ($14) and ($7)	1,447	1,165
Raw materials	104	109
Work in process	949	846
Finished goods	755	736
Inventories	1,808	1,691
Prepaid expenses and other current assets	789	1,000
Total current assets	7,181	7,074
Property, plant and equipment at cost	4,982	5,465
Accumulated depreciation	(2,437)	(2,869)
Property, plant and equipment, net	2,545	2,596
Long-term investments	233	221
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,344	1,583
Deferred income taxes	355	201
Capitalized software licenses, net	50	46
Overfunded retirement plans	64	85
Other assets	82	62
Total assets	$16,216	$16,230

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$634	$1,000
Accounts payable	428	386
Accrued compensation	647	664
Income taxes payable	68	95
Accrued expenses and other liabilities	393	410
Total current liabilities	2,170	2,555
Long-term debt	2,977	3,120
Underfunded retirement plans	201	196
Deferred income taxes	35	37
Deferred credits and other liabilities	547	376
Total liabilities	5,930	6,284
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,757	1,629
Retained earnings	32,432	31,176
Treasury common stock at cost
Shares: September 30, 2016 – 739,693,480; December 31, 2015 – 729,547,527	(25,102)	(24,068)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(542)	(532)
Total stockholders’ equity	10,286	9,946
Total liabilities and stockholders’ equity	$16,216	$16,230

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(Millions of dollars)	2016	2015
Cash flows from operating activities
Net income	$2,415	$2,150
Adjustments to Net income:
Depreciation	466	594
Amortization of acquisition-related intangibles	239	240
Amortization of capitalized software	23	38
Stock-based compensation	204	228
Gains on sales of assets	—	(3)
Deferred income taxes	(160)	(106)
Increase (decrease) from changes in:
Accounts receivable	(274)	(241)
Inventories	(117)	13
Prepaid expenses and other current assets	130	89
Accounts payable and accrued expenses	(56)	(190)
Accrued compensation	(26)	(37)
Income taxes payable	153	21
Changes in funded status of retirement plans	56	65
Other	(24)	(23)
Cash flows from operating activities	3,029	2,838

Cash flows from investing activities
Capital expenditures	(421)	(387)
Proceeds from asset sales	—	10
Purchases of short-term investments	(2,171)	(1,713)
Proceeds from short-term investments	2,625	2,455
Other	2	8
Cash flows from investing activities	35	373

Cash flows from financing activities
Proceeds from issuance of long-term debt	499	498
Repayment of debt	(1,000)	(1,000)
Dividends paid	(1,147)	(1,058)
Stock repurchases	(1,657)	(2,114)
Proceeds from common stock transactions	484	332
Excess tax benefit from share-based payments	129	68
Other	(3)	(3)
Cash flows from financing activities	(2,695)	(3,277)

Net change in Cash and cash equivalents	369	(66)
Cash and cash equivalents at beginning of period	1,000	1,199
Cash and cash equivalents at end of period	$1,369	$1,133

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

Segment information

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Analog	$2,323	$2,182	$6,246	$6,266
Embedded Processing	795	725	2,279	2,087
Other	557	522	1,431	1,458
Total revenue	$3,675	$3,429	$9,956	$9,811

Operating profit:
Analog	$949	$812	$2,399	$2,261
Embedded Processing	220	174	591	432
Other	226	178	490	439
Total operating profit	$1,395	$1,164	$3,480	$3,132

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2016 and 2015, and the Consolidated Balance Sheet as of September 30, 2016, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2015. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended September 30,
	2016			2015
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$968			$798
Income allocated to RSUs	(11)			(11)
Income allocated to common stock
for basic EPS calculation	$957	1,003	$.95	$787	1,023	$.77

Adjustment for dilutive shares:
Stock-based compensation plans		14			12

Diluted EPS:
Net income	$968			$798
Income allocated to RSUs	(11)			(11)
Income allocated to common stock
for diluted EPS calculation	$957	1,017	$.94	$787	1,035	$.76

	For Nine Months Ended September 30,
	2016			2015
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$2,415			$2,150
Income allocated to RSUs	(30)			(31)
Income allocated to common stock
for basic EPS calculation	$2,385	1,004	$2.37	$2,119	1,036	$2.05

Adjustment for dilutive shares:
Stock-based compensation plans		13			13

Diluted EPS:
Net income	$2,415			$2,150
Income allocated to RSUs	(29)			(30)
Income allocated to common stock
for diluted EPS calculation	$2,386	1,017	$2.34	$2,120	1,049	$2.02

There were no potentially dilutive securities excluded from the computation of diluted earnings per common share during the third quarter of 2016. Potentially dilutive securities representing 14 million shares of common stock that were outstanding during the third quarter of 2015, and 8 million and 12 million shares outstanding during the first nine months of 2016 and 2015, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of September 30, 2016. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our postretirement plan assets and deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 5 for the definition of Level 2 inputs.

Changes in accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures, and is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption, but not before December 15, 2016, and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory. In April 2016, the FASB issued an amendment to this guidance, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which, among other things, provides clarification about whether revenue related to a distinct license of intellectual property is recognized over time or at a point in time. Based on our preliminary assessment of this amendment, the periods over which we recognize revenue from our fixed-payment royalty arrangements from licensing our intellectual property may change. However, the effect of such change on our financial position and results of operations recognized in any reporting period is not expected to be material.

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

Restructuring charges

For the three and nine months ended September 30, 2016, we incurred restructuring charges of $1 million and $5 million, respectively, related to our plans to phase out a manufacturing facility in Greenock, Scotland, through the end of 2018. These charges were comprised of severance and benefits costs, as well as accelerated depreciation. Total restructuring charges, primarily severance and related benefit costs, are estimated to be about $40 million, of which $22 million has been recognized through September 30, 2016. The remaining charges are expected to be recognized through the end of 2018.

Restructuring balances

The restructuring accrual balances are primarily reported as a component of either Accrued expenses and other liabilities or Deferred credits and other liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment. The $32 million balance as of December 31, 2015, was composed of $17 million related to the Scotland facility and $15 million related to prior actions. The $23 million balance as of September 30, 2016, is composed of $17 million related to the Scotland facility and $6 million related to prior actions.

Balance, December 31, 2015	$32
Restructuring charges	5
Payments	(10)
Non-cash items (a)	(4)
Balance, September 30, 2016	$23

(a) Reflects charges for impacts of accelerated depreciation and changes in exchange rates.

4. Income taxes

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of September 30, 2016, the estimated annual effective tax rate for 2016 is about 30 percent, which differs from the 35 percent statutory corporate tax rate due to lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate and from U.S. tax benefits.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details of our investments are as follows:

	September 30, 2016			December 31, 2015
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale securities:
Money market funds	$658	$—	$—	$395	$—	$—
Corporate obligations	43	489	—	132	285	—
U.S. Government agency and Treasury securities	475	1,279	—	245	1,933	—
Trading securities:
Mutual funds	—	—	199	—	—	187
Total	1,176	1,768	199	772	2,218	187

Other measurement basis:
Equity-method investments	—	—	25	—	—	25
Cost-method investments	—	—	9	—	—	9
Cash on hand	193	—	—	228	—	—
Total	$1,369	$1,768	$233	$1,000	$2,218	$221

As of September 30, 2016, and December 31, 2015, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the nine months ended September 30, 2016, and September 30, 2015.

For the nine months ended September 30, 2016, and September 30, 2015, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.63 billion and $2.46 billion, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale as of September 30, 2016:

Due	Fair Value
One year or less	$2,904
One to two years	40

Other-than-temporary declines and impairments in the values of long-term investments recognized in OI&E were not material in the nine months ended September 30, 2016, and September 30, 2015.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of September 30, 2016, and December 31, 2015, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016, and December 31, 2015. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	September 30, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$658	$658	$—	$395	$395	$—
Corporate obligations	532	—	532	417	—	417
U.S. Government agency and Treasury securities	1,754	1,539	215	2,178	1,828	350
Mutual funds	199	199	—	187	187	—
Total assets	$3,143	$2,396	$747	$3,177	$2,410	$767

Liabilities:
Deferred compensation	$214	$214	$—	$198	$198	$—
Total liabilities	$214	$214	$—	$198	$198	$—

6. Goodwill and acquisition-related intangibles

Goodwill, net, was $4.36 billion as of September 30, 2016, and December 31, 2015. There was no impairment of goodwill during the nine months ended September 30, 2016, or September 30, 2015.

The components of Acquisition-related intangibles, net, are as follows:

	Amortization	September 30, 2016			December 31, 2015
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,131	$1,090	$1,041	$2,131	$928	$1,203
Customer relationships	8	810	507	303	810	431	379
Other intangibles	n/a	—	—	—	3	2	1
Total		$2,941	$1,597	$1,344	$2,944	$1,361	$1,583

Amortization of acquisition-related intangibles was $80 million for the third quarters of both 2016 and 2015, and $239 million and $240 million for the first nine months of 2016 and 2015, respectively, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

7. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans was as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended September 30,	2016	2015	2016	2015	2016	2015
Service cost	$5	$6	$1	$1	$9	$9
Interest cost	10	10	5	5	14	13
Expected return on plan assets	(10)	(12)	(4)	(5)	(18)	(19)
Recognized net actuarial loss	5	4	2	2	6	6
Amortization of prior service cost (credit)	—	—	(1)	—	—	—
Net periodic benefit costs	10	8	3	3	11	9
Settlement losses	4	7	—	—	—	—
Total	$14	$15	$3	$3	$11	$9

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Nine Months Ended September 30,	2016	2015	2016	2015	2016	2015
Service cost	$16	$17	$4	$4	$25	$26
Interest cost	32	31	15	15	40	40
Expected return on plan assets	(31)	(36)	(14)	(16)	(52)	(57)
Recognized net actuarial loss	15	14	5	6	19	18
Amortization of prior service cost (credit)	—	—	(3)	3	(1)	(1)
Net periodic benefit costs	32	26	7	12	31	26
Settlement losses	17	19	—	—	1	2
Total	$49	$45	$7	$12	$32	$28

8. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of September 30, 2016, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2021. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of September 30, 2016, our credit facility was undrawn and we had no commercial paper outstanding.

Long-term debt

In May 2016, we issued a principal amount of $500 million of fixed-rate long-term debt due in 2022. We incurred $3 million of issuance and other related costs, which are amortized to Interest and debt expense over the term of the debt. The proceeds of the offering were $499 million, net of the original issuance discount, and were used toward the repayment of a portion of $1.0 billion of maturing debt retired in May 2016.

Long-term debt outstanding is as follows:

	September 30,	December 31,
	2016	2015
Notes due 2016 at 2.375%	$—	$1,000
Notes due 2017 at 0.875%	250	250
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	250	250
Notes due 2022 at 1.85%	500	—
Notes due 2023 at 2.25%	500	500
Total debt	3,625	4,125
Net unamortized discounts, premiums and debt issuance costs	(14)	(5)
Total debt, including net unamortized discounts, premiums and debt issuance costs	3,611	4,120
Current portion of long-term debt	(634)	(1,000)
Long-term debt	$2,977	$3,120

Interest and debt expense was $18 million and $22 million for the third quarters of 2016 and 2015, respectively, and $61 million and $68 million for the first nine months of 2016 and 2015, respectively. This was net of the amortization of the debt discounts, premiums and other debt issuance costs. Capitalized interest was not material.

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

10. Supplemental financial information

Acquisition charges

We incurred various costs as a result of the 2011 acquisition of National Semiconductor Corporation (National) that are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments. For the three and nine months ended September 30, 2016, and September 30, 2015, Acquisition charges were primarily from the ongoing amortization of intangible assets resulting from the National acquisition. See Note 6 for additional information.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the periods ended September 30, 2016, and September 30, 2015. The table below details where in the Consolidated Statements of Income these transactions are recorded.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,		Impact to Related
	2016	2015	2016	2015	Statements of Income Lines
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$17	$19	$57	$59	Increase to Pension expense (b)
Tax effect	(5)	(6)	(18)	(19)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$12	$13	$39	$40	Decrease to Net income

Prior service (cost) credit of defined benefit plans:
Amortization of prior service cost (credit) (a)	$(1)	$—	$(4)	$2	(Decrease) increase to Pension expense (b)
Tax effect	—	—	1	(1)	Increase (decrease) to Provision for income taxes
Recognized within Net income, net of taxes	$(1)	$—	$(3)	$1	(Increase) decrease to Net income

Derivative instruments:
Amortization of treasury rate locks	$—	$1	$—	$1	Increase to Interest and debt expense
Tax effect	—	—	—	—	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$—	$1	$—	$1	Decrease to Net income
(a)	Detailed in Note 7.
(b)	Pension expense is included in COR, R&D and SG&A in the Consolidated Statements of Income.

11. Subsequent event

In October 2016, we announced an increase in our quarterly cash dividend rate from $0.38 to $0.50 per share. This dividend will be payable November 21, 2016, to shareholders of record on November 7, 2016.

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

o	Over time, we have been allocating resources from areas like manufacturing support and SG&A into R&D activities. As a result of this allocation, R&D expense will continue increasing into 2017.

o

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

Performance summary

Our third-quarter revenue was $3.68 billion, net income was $968 million and earnings per share (EPS) were $0.94.

We also increased our quarterly dividend by 32 percent to 50 cents per share, or $2.00 annualized. The increase reflects our continued strength in free cash flow generation and our commitment to return excess cash to shareholders. The quarterly dividend was declared and will be payable November 21, 2016, to shareholders of record on November 7, 2016.

Revenue and earnings per share for the quarter were slightly above our expected range. Compared with a year ago, demand for our products continued to be strong in the automotive market and improved in the industrial market. Demand in the personal electronics market was about even with a year ago.

In our core businesses, Embedded Processing revenue grew 10 percent and Analog revenue grew 6 percent from the same quarter a year ago. Operating margin increased in both businesses. Gross margin of 62.0 percent reflected the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

Our cash flow from operations of $4.5 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was up 8 percent from a year ago to $3.9 billion, and represents 29.5 percent of revenue, up from 27.5 percent a year ago. We have returned $3.8 billion to shareholders in the past 12 months through stock repurchases and dividends, consistent with our strategy to return to shareholders all of our free cash flow plus proceeds from exercises of equity compensation minus net debt retirement.

Our balance sheet remains strong with $3.1 billion of cash and short-term investments at the end of the quarter, about 80 percent of which was owned by the company’s U.S. entities. Inventory ended the quarter at 117 days.

Free cash flow is a non-GAAP financial measure. For reconciliation to GAAP and an explanation of the reason for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Results of operations – third-quarter 2016 compared with third-quarter 2015

Revenue increased $246 million, or 7 percent, due to higher revenue from Analog and, to a lesser extent, Embedded Processing and Other. In both periods, Analog and Embedded Processing comprised 85 percent of revenue.

Gross profit of $2.28 billion was up $283 million, or 14 percent, primarily due to higher revenue and, to a lesser extent, lower manufacturing costs.  As a percentage of revenue, gross profit increased to 62.0 percent from 58.2 percent.

Operating expenses were $356 million for R&D and $448 million for SG&A. R&D expense increased $40 million, or 13 percent, due to a combination of our ongoing allocation of resources into R&D activities and higher compensation-related costs.  SG&A expense increased $14 million, or 3 percent, primarily due to higher compensation-related costs.

Acquisition charges associated with our 2011 acquisition of National were $80 million compared with $83 million. These non-cash charges resulted from the ongoing amortization of intangible assets.

Operating profit was $1.40 billion, or 38.0 percent of revenue, compared with $1.16 billion, or 33.9 percent of revenue.

Quarterly income taxes are calculated using the estimated annual effective tax rate. At the end of the third quarter, our estimated annual effective tax rate for 2016 was about 30 percent. Our tax provision was $413 million compared with $350 million. The increase was due to higher income before income taxes. The tax provision also included the effect of the federal research tax credit, which was not included in the year-ago quarter.

Net income was $968 million compared with $798 million, and EPS was $0.94 compared with $0.76.

Third-quarter 2016 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes High Volume Analog & Logic (HVAL), Power Management (Power), High Performance Analog (HPA) and Silicon Valley Analog (SVA) product lines)

	3Q16	3Q15	Change
Revenue	$2,323	$2,182	6%
Operating profit	949	812	17%
Operating profit % of revenue	40.9%	37.2%

Analog revenue increased due about equally to HPA, SVA and Power. HVAL was about even. Operating profit increased primarily due to higher revenue and lower manufacturing costs.

Embedded Processing (includes Microcontrollers, Processors and Connectivity product lines)

	3Q16	3Q15	Change
Revenue	$795	$725	10%
Operating profit	220	174	26%
Operating profit % of revenue	27.7%	24.0%

Embedded Processing revenue increased in all three product lines, led by Processors. The increase in Processors revenue was due to the mix of products shipped. Operating profit increased primarily due to higher revenue and associated gross profit.

Other (includes DLP® products, calculators, custom ASICs and royalties)

	3Q16	3Q15	Change
Revenue	$557	$522	7%
Operating profit*	226	178	27%
Operating profit % of revenue	40.6%	34.1%
*Includes Acquisition charges and Restructuring charges/other

Other revenue increased primarily due to calculators and DLP products, partially offset by a decrease in royalties and custom ASICs. Operating profit increased primarily due to higher revenue and associated gross profit.

Results of operations – first nine months of 2016 compared with first nine months of 2015

Revenue of $9.96 billion increased $145 million due to higher revenue from Embedded Processing.  Analog and Embedded Processing comprised 86 percent of revenue compared with 85 percent.

Gross profit of $6.11 billion was up $413 million, or 7 percent, primarily due to lower manufacturing costs and, to a lesser extent, higher revenue. Primarily as a result of the lower manufacturing costs, gross profit as a percentage of revenue increased from 58.0 percent to 61.3 percent.

R&D expense was $1.03 billion, an increase of $53 million, or 5 percent, due to a combination of our ongoing allocation of resources to R&D activities and higher compensation-related costs. SG&A expense of $1.36 billion was about even as higher compensation-related and support costs were mostly offset by the ongoing allocation of resources to R&D activities.

Acquisition charges were $239 million compared with $248 million. These non-cash charges resulted from the ongoing amortization of intangible assets.

Operating profit was $3.48 billion, or 35.0 percent of revenue, compared with $3.13 billion, or 31.9 percent of revenue.

Our tax provision was $1.02 billion compared with $927 million. The increase was primarily due to higher income before income taxes. The tax provision also included the effect of the federal research tax credit, which was not included in the first nine months of 2015.

Net income was $2.42 billion compared with $2.15 billion. EPS was $2.34 compared with $2.02.

Year-to-date segment results

Our segment results compared with the year-ago period are as follows:

Analog

	YTD 2016	YTD 2015	Change
Revenue	$6,246	$6,266	0%
Operating profit	2,399	2,261	6%
Operating profit % of revenue	38.4%	36.1%

Analog revenue was about even as higher revenue from SVA and HPA was offset by decreased revenue from HVAL. Power was about even. Operating profit increased primarily due to higher gross profit, which benefitted from lower manufacturing costs. The increase was partially offset by higher operating expenses.

Embedded Processing

	YTD 2016	YTD 2015	Change
Revenue	$2,279	$2,087	9%
Operating profit	591	432	37%
Operating profit % of revenue	25.9%	20.7%

Embedded Processing revenue increased in all three product lines, led by Processors, with Microcontrollers and Connectivity contributing about equally but to a lesser extent.  Processors and Microcontrollers revenue increased due to the mix of products shipped.  Operating profit increased primarily due to higher revenue and associated gross profit.

Other

	YTD 2016	YTD 2015	Change
Revenue	$1,431	$1,458	-2%
Operating profit*	490	439	12%
Operating profit % of revenue	34.2%	30.1%

*Includes Acquisition charges and Restructuring charges/other.

Other revenue was about even, as decreases in custom ASICs, royalties and calculators were offset by an increase in DLP products. Operating profit increased primarily due to higher gross profit.

Financial condition

At the end of the third quarter of 2016, Cash and cash equivalents plus Short-term investments was $3.14 billion, a decrease of $81 million from the end of 2015.

Accounts receivable were $1.45 billion, an increase of $282 million compared with the end of 2015. Days sales outstanding were 35 at the end of the third quarter compared with 33 at the end of 2015.

Inventory was $1.81 billion, an increase of $117 million from the end of 2015. Days of inventory increased from 115 at the end of 2015 to 117 at the end of the third quarter.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate revolving credit facility. Cash flows from operating activities for the first nine months of 2016 was $3.03 billion, an increase of $191 million from the year-ago period due to an increase in Net income.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2021. This credit facility also serves as support for the issuance of commercial paper. As of September 30, 2016, our credit facility was undrawn, and we had no commercial paper outstanding.

For the first nine months of 2016, investing activities provided $35 million compared with $373 million in the year-ago period. Capital expenditures were $421 million compared with $387 million in the year-ago period and were primarily for semiconductor manufacturing equipment. We received proceeds from sales of short-term investments, net of purchases, of $454 million compared with $742 million in the year-ago period.

For the first nine months of 2016, financing activities used cash of $2.70 billion compared with $3.28 billion in the year-ago period. In 2016, we received proceeds of $499 million from the issuance of fixed-rate long-term debt (net of original issuance discount) compared with $498 million in 2015. We retired maturing debt of $1.0 billion in both 2016 and 2015. We paid dividends of $1.15 billion compared with $1.06 billion in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $1.66 billion to repurchase 28.8 million shares of our common stock, compared with $2.11 billion used in the year-ago period to repurchase 39.7 million shares. Employee exercises of stock options provided cash proceeds of $484 million compared with $332 million in the year-ago period.

In October 2016, we announced a 32 percent increase in our quarterly cash dividend, which increased from $0.38 to $0.50 per share. This dividend will be payable November 21, 2016, to shareholders of record on November 7, 2016.

We had $1.37 billion of Cash and cash equivalents and $1.77 billion of Short-term investments as of September 30, 2016. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

Non-GAAP financial information

This MD&A includes references to free cash flow and ratios based on that measure. These are financial measures that were not prepared in accordance with GAAP. Free cash flow was calculated by subtracting Capital expenditures from the most directly comparable GAAP measure, Cash flows from operating activities (also referred to as cash flow from operations).

We believe that free cash flow and the associated ratios provide insight into our liquidity, our cash-generating capability and the amount of cash potentially available to return to shareholders, as well as insight into our financial performance. These non-GAAP measures are supplemental to the comparable GAAP measures.

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2016	2015	Change
Cash flow from operations (GAAP)	$4,459	$4,110	8%
Capital expenditures	(585)	(512)
Free cash flow (non-GAAP)	$3,874	$3,598	8%

Revenue	$13,145	$13,080

Cash flow from operations as a percent of revenue (GAAP)	33.9%	31.4%
Free cash flow as a percent of revenue (non-GAAP)	29.5%	27.5%

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs(1)	Programs (1)
July 1, 2016 through July 31, 2016	1,641,506	$64.51	1,641,506	$6.67	billion
August 1, 2016 through August 31, 2016	3,740,457	69.91	3,740,457	6.41	billion
September 1, 2016 through September 30, 2016	1,932,934	68.61	1,932,934	6.28	billion
Total	7,314,897 (2)	$68.35	7,314,897 (2)	$6.28	billion (3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced September 17, 2015.
(2)	All purchases during the quarter were open-market purchases.
(3)	As of September 30, 2016, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2015. No expiration date has been specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
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

Date: November 2, 2016