Form 10-Q
period 2017-03-31
TEXAS INSTRUMENTS INC
filed 2017-05-03
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

996,323,814

Number of shares of Registrant’s common stock outstanding as of

April 25, 2017

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

	For Three Months Ended
Consolidated Statements of Income	March 31,
(Millions of dollars, except share and per-share amounts)	2017	2016
Revenue	$3,402	$3,008
Cost of revenue (COR)	1,258	1,179
Gross profit	2,144	1,829
Research and development (R&D)	369	322
Selling, general and administrative (SG&A)	439	441
Acquisition charges	80	80
Restructuring charges/other	4	2
Operating profit	1,252	984
Other income (expense), net (OI&E)	21	(12)
Interest and debt expense	18	22
Income before income taxes	1,255	950
Provision for income taxes	258	239
Net income	$997	$711

Earnings per common share (EPS):
Basic	$.99	$.70
Diluted	$.97	$.69

Average shares outstanding (millions):
Basic	998	1,007
Diluted	1,019	1,022

Cash dividends declared per common share	$.50	$.38

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$997	$711
Income allocated to RSUs	(10)	(9)
Income allocated to common stock for diluted EPS	$987	$702

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(Millions of dollars)	2017	2016
Net income	$997	$711
Other comprehensive income (loss), net of taxes
Net actuarial gains (losses) of defined benefit plans:
Adjustments	(12)	(12)
Recognized within Net income	12	14
Prior service (cost) credit of defined benefit plans:
Recognized within Net income	(1)	(1)
Other comprehensive income (loss)	(1)	1
Total comprehensive income	$996	$712

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	March 31,	December 31,
Consolidated Balance Sheets	2017	2016
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,073	$1,154
Short-term investments	1,976	2,336
Accounts receivable, net of allowances of ($11) and ($17)	1,337	1,267
Raw materials	102	102
Work in process	1,017	954
Finished goods	724	734
Inventories	1,843	1,790
Prepaid expenses and other current assets	811	910
Total current assets	7,040	7,457
Property, plant and equipment at cost	4,833	4,923
Accumulated depreciation	(2,332)	(2,411)
Property, plant and equipment, net	2,501	2,512
Long-term investments	241	235
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,184	1,264
Deferred income taxes	361	374
Capitalized software licenses, net	116	52
Overfunded retirement plans	102	96
Other assets	71	79
Total assets	$15,978	$16,431

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$378	$631
Accounts payable	429	396
Accrued compensation	352	710
Income taxes payable	77	83
Accrued expenses and other liabilities	366	444
Total current liabilities	1,602	2,264
Long-term debt	2,980	2,978
Underfunded retirement plans	97	129
Deferred income taxes	36	33
Deferred credits and other liabilities	624	554
Total liabilities	5,339	5,958
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,597	1,674
Retained earnings	33,595	33,107
Treasury common stock at cost
Shares: March 31, 2017 – 743,085,976; December 31, 2016 – 744,831,978	(25,767)	(25,523)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(527)	(526)
Total stockholders’ equity	10,639	10,473
Total liabilities and stockholders’ equity	$15,978	$16,431

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(Millions of dollars)	2017	2016
Cash flows from operating activities
Net income	$997	$711
Adjustments to Net income:
Depreciation	139	161
Amortization of acquisition-related intangibles	80	80
Amortization of capitalized software	11	8
Stock compensation	68	72
Deferred income taxes	9	24
Increase (decrease) from changes in:
Accounts receivable	(68)	(100)
Inventories	(53)	(114)
Prepaid expenses and other current assets	(71)	43
Accounts payable and accrued expenses	(78)	(41)
Accrued compensation	(356)	(322)
Income taxes payable	149	131
Changes in funded status of retirement plans	(14)	18
Other	(18)	(18)
Cash flows from operating activities	795	653

Cash flows from investing activities
Capital expenditures	(127)	(124)
Proceeds from asset sales	40	—
Purchases of short-term investments	(757)	(200)
Proceeds from short-term investments	1,120	900
Other	(9)	(3)
Cash flows from investing activities	267	573

Cash flows from financing activities
Repayment of debt	(250)	—
Dividends paid	(500)	(383)
Stock repurchases	(550)	(630)
Proceeds from common stock transactions	161	68
Other	(4)	—
Cash flows from financing activities	(1,143)	(945)

Net change in Cash and cash equivalents	(81)	281
Cash and cash equivalents at beginning of period	1,154	1,000
Cash and cash equivalents at end of period	$1,073	$1,281

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Notes to financial statements

1. Description of business, including segment information

We design, make and sell semiconductors to electronics designers and manufacturers all over the world. Beginning January 2017, we reorganized the product lines within our two reportable segments – Analog and Embedded Processing – to realign our business structure with the way our customers select and buy products. These changes had no effect on either our previously reported consolidated financial statements or on our reportable segment amounts. Our two reportable segments are established along major categories of products as follows:

•	Analog – consisting of the following product lines: Power, Signal Chain and High Volume.
•	Embedded Processing – consisting of the following product lines: Connected Microcontrollers and Processors.

We report the results of our remaining business activities in Other. Other includes operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments. Other includes DLP® products, calculators and custom ASIC products. We no longer recognize royalties as revenue. We continue to receive royalties from arrangements involving license rights to our patent portfolio. Although we expect royalties to continue for many years, they are of decreasing significance to our core operations and are now recorded as OI&E rather than in revenue as of January 1, 2017. Prior period amounts were not material.

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

Segment information

	For Three Months Ended
	March 31,
	2017	2016
Revenue:
Analog	$2,256	$1,879
Embedded Processing	803	729
Other	343	400
Total revenue	$3,402	$3,008

Operating profit:
Analog	$935	$688
Embedded Processing	240	187
Other	77	109
Total operating profit	$1,252	$984

Operating profit amounts in the prior period have been recast as a result of our early adoption of a new accounting standard related to pension and other retiree benefit costs. See Note 2 for more information.

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2017 and 2016, and the Consolidated Balance Sheet as of March 31, 2017, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2016. The results for the three-month periods are not necessarily indicative of a full year’s results.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated. We have reclassified certain amounts in the prior periods’ financial statements to conform to the current presentation, retrospectively applying the new accounting standard related to pension and other retiree benefit costs. See Adopted standards for current period for further information.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended March 31,
	2017			2016
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$997			$711
Income allocated to RSUs	(10)			(9)
Income allocated to common stock
for basic EPS calculation	$987	998	$.99	$702	1,007	$.70

Adjustment for dilutive shares:
Stock compensation plans		21			15

Diluted EPS:
Net income	$997			$711
Income allocated to RSUs	(10)			(9)
Income allocated to common stock
for diluted EPS calculation	$987	1,019	$.97	$702	1,022	$.69

Potentially dilutive securities representing 6 million and 22 million shares of common stock that were outstanding during the first quarters of 2017 and 2016, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of March 31, 2017. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 5 for a description of fair value and the definition of Level 2 inputs.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Changes in accounting standards

Adopted standards for current period

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires current and deferred income taxes resulting from the intra-entity transfer of any assets other than inventory to be recognized for financial reporting purposes when the transfer occurs rather than postpone recognition until the asset has been sold to an outside party as currently allowed. This standard is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings and is effective for our interim and annual periods beginning January 1, 2018. As early adoption is permitted, we elected to early adopt this standard in the first quarter of 2017. The effect on our financial position and results of operations was not material.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard amends the income statement presentation of the components of net periodic benefit cost for defined benefit pension and other postretirement plans. This standard requires us to: (1) disaggregate the current service cost component from the other components of net periodic benefit cost (the “other components”) and present it in the same line items on the statement of income as other current compensation costs for related employees and (2) present the other components outside of operating profit (i.e., in OI&E). This standard is required to be applied retrospectively and is effective for annual and interim periods beginning after December 15, 2017. As early adoption is permitted, we elected to adopt this standard as of the beginning of the first quarter of 2017. While the adoption of this standard did not impact Revenue, Net income, Earnings per common share or Cash flows from operating activities, the following components on the Consolidated Statements of Income for the three months ended March 31, 2016 were affected:

	For Three Months Ended March 31, 2016
	Reported	Recast
COR	$1,184	$1,179
Gross profit	1,824	1,829
R&D	326	322
SG&A	448	441
Operating profit:
Analog	679	688
Embedded Processing	182	187
Other	107	109
Total operating profit	968	984
OI&E	4	(12)

Standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Under this standard, all equity investments except those accounted for under the equity method are required to be measured at fair value. Equity investments that do not have a readily determinable fair value may, as a practical expedient, be measured at cost, adjusted for changes in observable prices minus impairment. This standard is effective for our interim and annual periods beginning January 1, 2018, and should be applied on a modified retrospective basis except for the amendments related to equity securities without readily determinable fair values, which would be applied on a prospective basis. We do not expect this standard to have a material impact on our financial position and results of operations, as nearly all of our equity investments are already recorded at fair value or under the equity method.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which affects areas of accounting such as acquisitions, disposals and goodwill. This standard provides guidance to evaluate whether transactions should be accounted for as an acquisition (or disposal) of assets or as a business combination. Under this new standard, if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it may be treated as an asset acquisition rather than a business combination. This standard is to be applied on a prospective basis and will be effective for us for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The impact of this standard on our financial position, results of operation and related disclosures will be dependent upon the specific terms of any applicable future acquisitions or dispositions.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard provides guidance on the recognition and measurement of gains and losses from the transfer, sale or partial sale to noncustomers of nonfinancial assets (such as intangible assets, property, plant and equipment) or an ownership interest in a consolidated subsidiary that is not a business. This standard is to be applied on either a retrospective basis to all periods presented or on a modified retrospective basis (i.e., cumulative catch up as of the beginning of the earliest period presented) and will be effective for us for annual periods beginning after December 15, 2017, including interim periods within those periods. Earlier application is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position and results of operations, but we do not expect it to have a material impact.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

3. Restructuring charges/other

Restructuring charges/other are recognized in Other for segment reporting purposes.

Restructuring charges

Beginning January 2017, we reorganized the product lines within our two reportable segments. We recognized $18 million of restructuring charges for severance and benefit costs in the fourth quarter of 2016 and an additional $2 million in the first quarter of 2017. Any further charges are not expected to be material. As of March 31, 2017, $2 million has been paid to terminated employees for severance and benefits.

For the three months ended March 31, 2017, we incurred restructuring charges of $2 million related to the phase-out of a manufacturing facility in Greenock, Scotland. These charges were comprised of severance and benefits costs, as well as accelerated depreciation. Total restructuring charges, primarily severance and benefit costs, are estimated to be about $40 million, of which $26 million has been recognized through March 31, 2017. The remaining charges are expected to be recognized through the end of 2018.

Changes in accrued restructuring balances

Balance, December 31, 2016	$40
Restructuring charges	4
Payments	(4)
Non-cash items (a)	(1)
Balance, March 31, 2017	$39
(a)	Reflects charges for impacts of accelerated depreciation and changes in exchange rates.

4. Income taxes

Our Provision for income taxes was $258 million and $239 million in the first quarters of 2017 and 2016, respectively. The increase was due to higher income before income taxes, partially offset by discrete tax items, which are primarily related to stock-based compensation. Our estimated annual effective tax rate is about 30 percent, which does not include discrete tax items. This differs from the 35 percent statutory corporate tax rate due to the effect of U.S. tax benefits and lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate. These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions.

Provision for income taxes is based on the following:

	For Three Months Ended
	March 31,
	2017	2016
Taxes calculated using the estimated annual effective tax rate	$382	$281
Discrete tax items	(124)	(42)
Provision for income taxes	$258	$239

Estimated annual effective tax rate	30%	30%
Actual effective tax rate	21%	25%

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

Details of our investments are as follows:

	March 31, 2017			December 31, 2016
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale securities:
Money market funds	$445	$—	$—	$346	$—	$—
Corporate obligations	25	429	—	107	544	—
U.S. government agency and Treasury securities	375	1,547	—	490	1,792	—
Trading securities:
Mutual funds	—	—	206	—	—	201
Total	845	1,976	206	943	2,336	201

Other measurement basis:
Equity-method investments	—	—	23	—	—	25
Cost-method investments	—	—	12	—	—	9
Cash on hand	228	—	—	211	—	—
Total	$1,073	$1,976	$241	$1,154	$2,336	$235

As of March 31, 2017, and December 31, 2016, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the three months ended March 31, 2017, and March 31, 2016.

For the three months ended March 31, 2017, and March 31, 2016, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.12 billion and $900 million, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale as of March 31, 2017:

Due	Fair Value
One year or less	$2,811
One to two years	10

Other-than-temporary declines and impairments in the values of these investments recognized in OI&E were not material in the three months ended March 31, 2017, and March 31, 2016.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of March 31, 2017, and December 31, 2016, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value
	March 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$445	$—	$445	$346	$—	$346
Corporate obligations	—	454	454	—	651	651
U.S. government agency and Treasury securities	1,727	195	1,922	2,042	240	2,282
Mutual funds	206	—	206	201	—	201
Total assets	$2,378	$649	$3,027	$2,589	$891	$3,480

Liabilities:
Deferred compensation	$227	$—	$227	$218	$—	$218
Total liabilities	$227	$—	$227	$218	$—	$218

6. Goodwill and acquisition-related intangibles

Goodwill, net, was $4.36 billion as of March 31, 2017, and December 31, 2016. There was no impairment of goodwill during the three months ended March 31, 2017, or March 31, 2016.

The components of Acquisition-related intangibles, net, are as follows:

	Amortization	March 31, 2017			December 31, 2016
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,130	$1,198	$932	$2,130	$1,144	$986
Customer relationships	8	810	558	252	810	532	278
Total		$2,940	$1,756	$1,184	$2,940	$1,676	$1,264

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Amortization of acquisition-related intangibles was $80 million for the first quarters of both 2017 and 2016, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

7. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended March 31,	2017	2016	2017	2016	2017	2016
Service cost	$5	$5	$1	$1	$9	$8
Interest cost	10	11	4	5	11	13
Expected return on plan assets	(10)	(10)	(4)	(5)	(16)	(17)
Recognized net actuarial loss	4	5	1	2	7	6
Amortization of prior service credit	—	—	(1)	(1)	—	—
Net periodic benefit costs	9	11	1	2	11	10
Settlement losses	6	6	—	—	—	1
Total, including other postretirement losses	$15	$17	$1	$2	$11	$11

With our early adoption of ASU 2017-07, all defined benefit and retiree health care benefit plan expense components other than service cost are recognized in OI&E in our Consolidated Statements of Income. Service cost is recognized within Operating profit. See Note 2 for additional information.

8. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings and to provide additional liquidity through bank loans. As of March 31, 2017, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2022. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of March 31, 2017, our credit facility was undrawn and we had no commercial paper outstanding.

Long-term debt

We retired $250 million of maturing debt in March 2017.

On April 27, 2017, we agreed to issue $600 million principal amount of debt, a portion of which we expect to use for repayment of maturing debt, with the remainder used for general corporate purposes. The offering is expected to close on May 4, 2017.

Long-term debt outstanding is as follows:

	March 31,	December 31,
	2017	2016
Notes due 2017 at 0.875%	$—	$250
Notes due 2017 at 6.60% (assumed with National acquisition)	375	375
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	250	250
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Total debt	3,375	3,625
Net unamortized discounts, premiums and debt issuance costs	(17)	(16)
Total debt, including net unamortized discounts, premiums and debt issuance costs	3,358	3,609
Current portion of long-term debt	(378)	(631)
Long-term debt	$2,980	$2,978

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Interest and debt expense was $18 million and $22 million for the first quarters of 2017 and 2016, respectively. This was net of the amortization of the debt discounts, premiums and debt issuance costs. Capitalized interest was not material.

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

10. Supplemental financial information

Acquisition charges

Acquisition charges represent the ongoing amortization of intangible assets resulting from the acquisition of National Semiconductor Corporation (National). These amounts are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments. See Note 6 for additional information.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the periods ended March 31, 2017, and March 31, 2016. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended
	March 31,		Impact to Related
Details about AOCI Components	2017	2016	Statement of Income Lines
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$18	$20	Decrease to OI&E
Tax effect	(6)	(6)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$12	$14	Decrease to Net income

Prior service (cost) credit of defined benefit plans:
Amortization of prior service credit (a)	$(1)	$(1)	Increase to OI&E
Tax effect	—	—	Increase to Provision for income taxes
Recognized within Net income, net of taxes	$(1)	$(1)	Increase to Net income
(a)	Detailed in Note 7.

Stock compensation

Total shares of 8,880,773 were issued from treasury shares during the first quarter of 2017 related to stock compensation.

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

•

A strong foundation of manufacturing technology and low-cost production. We invest in manufacturing technologies that differentiate the features of our semiconductors, and we do most of our own production in-house, as opposed to outsourcing it. This ability to directly control our manufacturing helps ensure a consistent supply of products for our customers. We produce billions of semiconductors each year on a mixture of 150-, 200- and 300-millimeter wafers, and we are able to keep costs low for manufacturing facilities and equipment because our Analog and much of our Embedded Processing semiconductors can be made using mature assets that we acquire ahead of demand when their prices are most attractive. In 2016, we increased factory loadings by about 15 percent for our Analog semiconductors on 300-millimeter wafers, which have about a 40 percent cost advantage per unpackaged chip over 200-millimeter wafers. The majority of our Analog growth will be produced on 300-millimeter wafers, which will be meaningful to the growth of our cash flow over the long term.

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

The combined effect of these attributes is that over time we have grown free cash flow and gained market share in Analog and Embedded Processing. These attributes put us in a unique class of companies with the ability to grow, generate cash and return that cash to shareholders.

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

•

In the first quarter of 2017, we adopted ASU 2017-07 related to certain pension and other retiree benefit costs. We applied the new standard on a full retrospective basis for all periods presented in the Consolidated Statements of Income, which have been recast as a result. See Note 2 to the financial statements for more details.

•

We no longer recognize royalties as revenue. We continue to receive royalties from arrangements involving license rights to our patent portfolio. Although we expect royalties to continue for many years, they are of decreasing significance to our core operations and are now recorded as OI&E as of January 1, 2017.

Beginning January 2017, we reorganized the product lines within our two reportable segments – Analog and Embedded Processing – to realign our business structure with the way our customers select and buy products.  These changes had no impact on our previously reported consolidated financial statements or on our reportable segment amounts.

Our Analog segment includes the following major product lines: Power, Signal Chain and High Volume.

Power

Power includes products that help customers manage power in electronic systems. Our broad portfolio is designed to manage power requirements across different voltage levels using battery management solutions, portable components, power supply controls, point-of-load products, switches and interfaces, integrated protection devices, high-voltage products, and mobile lighting and display products.

Signal Chain

Signal Chain includes products that sense, condition and measure real-world signals to allow information to be transferred  or converted for further processing and control. Our Signal Chain products, which serve a variety of end markets, include amplifiers, data converters, interface products, motor drives, clocks and sensing products.

High Volume

High Volume includes high-volume integrated analog products that are primarily sold into markets such as personal electronics and automotive. These products support applications like touch screens and automotive safety systems.  High Volume also includes standard products sold primarily into the industrial market.

Our Embedded Processing segment includes the following major product lines: Connected Microcontrollers (Connected MCU) and Processors.

Connected MCU

Connected MCU includes microcontrollers, wireless connectivity solutions and microcontrollers with integrated wireless capabilities. Microcontrollers are self-contained systems with a processor core, memory and peripherals that are designed to control a set of specific tasks for electronic equipment. Microcontrollers tend to have minimal requirements for memory, program length and software complexity. Our products are used in a wide range of applications and incorporate both wired and wireless communication with integrated analog functions to enable electronic equipment to sense, connect, log and transfer data, which is increasingly important as electronics become smarter and more connected.

Processors

Processors includes digital signal processors (DSPs) and applications processors. DSPs perform mathematical computations almost instantaneously to process or improve digital data. Applications processors are designed for specific computing activity.

Performance summary

Our first-quarter revenue was $3.40 billion, net income was $997 million and earnings per share (EPS) were 97 cents.

Revenue increased 13 percent from the same quarter a year ago. Demand for our products continued to be strong in the automotive market and continued to strengthen in the industrial market.

In our core businesses, Analog revenue grew 20 percent and Embedded Processing revenue grew 10 percent from the same quarter a year ago. Operating margin increased in both businesses.

Gross margin of 63.0 percent reflected the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

Our cash flow from operations of $4.8 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was up 11 percent from a year ago to $4.2 billion and represents 30.7 percent of revenue, up from 29.5 percent a year ago.

We have returned $3.8 billion to owners in the past 12 months through stock repurchases and dividends.

Our balance sheet remains strong with $3.0 billion of cash and short-term investments at the end of the quarter, about 80 percent of which was owned by the company’s U.S. entities. Inventory ended the quarter at 132 days

Free cash flow is a non-GAAP financial measure. For reconciliation to GAAP and an explanation of the reason for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Results of operations – first-quarter 2017 compared with first-quarter 2016

Revenue increased $394 million, or 13 percent, due to higher revenue from Analog and, to a lesser extent, Embedded Processing. Analog and Embedded Processing comprised 90 percent of revenue compared with 87 percent of revenue.

Gross profit of $2.14 billion was up $315 million, or 17 percent, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 63.0 percent from 60.8 percent.

Operating expenses were $369 million for R&D and $439 million for SG&A. R&D expense increased $47 million, or 15 percent, primarily due to our ongoing allocation of resources into R&D activities. SG&A expense was about even.

Acquisition charges associated with our 2011 acquisition of National were $80 million for both periods. These non-cash charges resulted from the ongoing amortization of intangible assets.

Operating profit was $1.25 billion, or 36.8 percent of revenue, compared with $984 million, or 32.7 percent of revenue.

OI&E (net) was $21 million of income compared with $12 million of expense. The change was due to the inclusion of royalty income beginning with the first quarter of 2017.

Our Provision for income taxes was $258 million compared with $239 million. The increase was due to higher income before income taxes, partially offset by discrete tax items primarily related to stock-based compensation. Our operating tax rate (the estimated annual effective tax rate) is about 30 percent, which does not include discrete tax items. This differs from the 35 percent statutory corporate tax rate due to the effect of U.S. tax benefits and lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate. These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions.

The effective tax rate, which includes discrete tax items such as the benefit from stock-based compensation, will vary by quarter and, as of March 31, 2017, is expected to be about 27 percent for the year. Our effective tax rate could fluctuate due to factors outside of our control, such as the timing of option exercises by employees.

Net income was $997 million compared with $711 million, and EPS was $0.97 compared with $0.69.

First-quarter 2017 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes Power, Signal Chain and High Volume product lines)

	1Q17	1Q16	Change
Revenue	$2,256	$1,879	20%
Operating profit	935	688	36%
Operating profit % of revenue	41.4%	36.6%

Analog revenue increased primarily due to Power and Signal Chain. High Volume also grew. Operating profit increased due to higher revenue and associated gross profit.

Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	1Q17	1Q16	Change
Revenue	$803	$729	10%
Operating profit	240	187	28%
Operating profit % of revenue	29.9%	25.7%

Embedded Processing revenue increased in both product lines by about the same amount. Operating profit increased primarily due to higher revenue and associated gross profit.

Other (includes DLP® products, calculators and custom ASIC products)

	1Q17	1Q16	Change
Revenue	$343	$400	-14%
Operating profit*	77	109	-29%
Operating profit % of revenue	22.4%	27.3%
* Includes Acquisition charges and Restructuring charges/other

Revenue decreased by $57 million, and operating profit declined by $32 million.

Financial condition

At the end of the first quarter of 2017, total cash (Cash and cash equivalents plus Short-term investments) was $3.05 billion, a decrease of $441 million from the end of 2016.

Accounts receivable were $1.34 billion, an increase of $70 million compared with the end of 2016. Days sales outstanding were 35 at the end of the first quarter compared with 33 at the end of 2016.

Inventory was $1.84 billion, an increase of $53 million from the end of 2016. Days of inventory at the end of the first quarter of 2017 were 132 compared with 126 at the end of 2016.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate revolving credit facility. Cash flows from operating activities for the first three months of 2017 was $795 million, an increase of $142 million from the year-ago period primarily due to an increase in Net income, partially offset by an increase in cash used for working capital.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2022. This credit facility also serves as support for the issuance of commercial paper. As of March 31, 2017, our credit facility was undrawn, and we had no commercial paper outstanding.

For the first three months of 2017, investing activities provided $267 million compared with $573 million in the year-ago period. Capital expenditures were $127 million compared with $124 million in the year-ago period and were primarily for semiconductor manufacturing equipment. We had proceeds from sales of short-term investments, net of purchases, that provided cash of $363 million compared with $700 million in the year-ago period.

For the first three months of 2017, financing activities used $1.14 billion compared with $945 million in the year-ago period. We retired maturing debt of $250 million; no debt matured in the year-ago period. Dividends paid were $500 million compared with $383 million in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $550 million to repurchase 7.1 million shares of our common stock compared with $630 million used in the year-ago period to repurchase 12.4 million shares. Proceeds from common stock transactions, resulting from employee equity awards, were $161 million compared with $68 million in the year-ago period.

On April 27, 2017, we agreed to issue $600 million principal amount of debt, a portion of which we expect to use for repayment of maturing debt, with the remainder used for general corporate purposes. The offering is expected to close on May 4, 2017.

We had $1.07 billion of Cash and cash equivalents and $1.98 billion of Short-term investments as of March 31, 2017. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

We believe that free cash flow and the associated ratios provide insight into our liquidity, our cash-generating capability and the amount of cash potentially available to return to shareholders, as well as insight into our financial performance. These non-GAAP-based measures are supplemental to the comparable GAAP measures.

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2017	2016	Change
Cash flow from operations (GAAP)	$4,756	$4,347	9%
Capital expenditures	(534)	(552)
Free cash flow (non-GAAP)	$4,222	$3,795	11%

Revenue	$13,764	$12,858

Cash flow from operations as a percent of revenue (GAAP)	34.6%	33.8%
Free cash flow as a percent of revenue (non-GAAP)	30.7%	29.5%

This MD&A also includes references to an operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term operating tax rate is useful because it more clearly communicates that discrete tax items are excluded from such rate. The term also helps differentiate from the effective tax rate, which includes discrete tax items . No adjustments were made to the estimated annual effective tax rate

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2016. Additionally, in March 2017, we retired $250 million of maturing debt.

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

PART II – OTHER INFORMATION

ITEM 1A.  Risk Factors.

Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2016, and is incorporated by reference herein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs(1)	Programs(1)
January 1, 2017 through January 31, 2017	2,333,600	$75.18	2,333,600	$5.63	billion
February 1, 2017 through February 28, 2017	2,516,800	76.26	2,516,800	5.43	billion
March 1, 2017 through March 31, 2017	2,284,371	79.96	2,284,371	5.25	billion
Total	7,134,771 (2)	$77.09	7,134,771 (2)	$5.25	billion(3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced September 17, 2015.
(2)	All purchases during the quarter were open-market purchases.
(3)	As of March 31, 2017, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2015. No expiration date has been specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
3(a)

Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed December 12, 2016).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 †
101.ins	XBRL Instance Document†
101.def	XBRL Taxonomy Extension Definition Linkbase Document†
101.sch	XBRL Taxonomy Extension Schema Document†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document†
101.lab	XBRL Taxonomy Extension Label Linkbase Document†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document†
†	Filed or furnished herewith.

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
•

TI’s ability to maintain or improve profit margins, including our ability to utilize our manufacturing facilities at sufficient levels to cover our fixed operating costs, in an intensely competitive and cyclical industry;

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

TEXAS INSTRUMENTS INCORPORATED
BY	/s/ Rafael R. Lizardi
Rafael R. Lizardi
Senior Vice President and
Chief Financial Officer

Date: May 3, 2017