Form 10-Q
period 2017-06-30
TEXAS INSTRUMENTS INC
filed 2017-08-03
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

990,038,629

Number of shares of Registrant’s common stock outstanding as of

July 25, 2017

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(Millions of dollars, except share and per-share amounts)	2017	2016	2017	2016
Revenue	$3,693	$3,273	$7,095	$6,281
Cost of revenue (COR)	1,319	1,266	2,577	2,445
Gross profit	2,374	2,007	4,518	3,836
Research and development (R&D)	378	341	747	663
Selling, general and administrative (SG&A)	434	454	873	895
Acquisition charges	79	79	159	159
Restructuring charges/other	3	2	7	4
Operating profit	1,480	1,131	2,732	2,115
Other income (expense), net (OI&E)	26	(8)	47	(20)
Interest and debt expense	20	21	38	43
Income before income taxes	1,486	1,102	2,741	2,052
Provision for income taxes	430	283	688	522
Net income	$1,056	$819	$2,053	$1,530

Earnings per common share (EPS):
Basic	$1.05	$.81	$2.04	$1.50
Diluted	$1.03	$.79	$2.00	$1.48

Average shares outstanding (millions):
Basic	994	1,004	996	1,005
Diluted	1,015	1,020	1,017	1,021

Cash dividends declared per common share	$.50	$.38	$1.00	$.76

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$1,056	$819	$2,053	$1,530
Income allocated to RSUs	(10)	(10)	(20)	(19)
Income allocated to common stock for diluted EPS	$1,046	$809	$2,033	$1,511

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(Millions of dollars)	2017	2016	2017	2016
Net income	$1,056	$819	$2,053	$1,530
Other comprehensive income (loss), net of taxes
Net actuarial gains (losses) of defined benefit plans:
Adjustments	(3)	(18)	(15)	(30)
Recognized within Net income	11	13	23	27
Prior service (cost) credit of defined benefit plans:
Adjustments	—	1	—	1
Recognized within Net income	(1)	(1)	(2)	(2)
Other comprehensive income (loss)	7	(5)	6	(4)
Total comprehensive income	$1,063	$814	$2,059	$1,526

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	June 30,	December 31,
Consolidated Balance Sheets	2017	2016
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,140	$1,154
Short-term investments	1,844	2,336
Accounts receivable, net of allowances of ($16) and ($17)	1,469	1,267
Raw materials	109	102
Work in process	1,099	954
Finished goods	739	734
Inventories	1,947	1,790
Prepaid expenses and other current assets	1,111	910
Total current assets	7,511	7,457
Property, plant and equipment at cost	4,656	4,923
Accumulated depreciation	(2,142)	(2,411)
Property, plant and equipment, net	2,514	2,512
Long-term investments	250	235
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,105	1,264
Deferred income taxes	412	374
Capitalized software licenses, net	114	52
Overfunded retirement plans	99	96
Other assets	71	79
Total assets	$16,438	$16,431

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$499	$631
Accounts payable	450	396
Accrued compensation	489	710
Income taxes payable	86	83
Accrued expenses and other liabilities	353	444
Total current liabilities	1,877	2,264
Long-term debt	3,084	2,978
Underfunded retirement plans	101	129
Deferred income taxes	33	33
Deferred credits and other liabilities	635	554
Total liabilities	5,730	5,958
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,683	1,674
Retained earnings	34,149	33,107
Treasury common stock at cost
Shares: June 30, 2017 – 749,098,850; December 31, 2016 – 744,831,978	(26,345)	(25,523)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(520)	(526)
Total stockholders’ equity	10,708	10,473
Total liabilities and stockholders’ equity	$16,438	$16,431

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(Millions of dollars)	2017	2016
Cash flows from operating activities
Net income	$2,053	$1,530
Adjustments to Net income:
Depreciation	273	316
Amortization of acquisition-related intangibles	159	159
Amortization of capitalized software	23	16
Stock compensation	143	148
Deferred income taxes	(45)	(35)
Increase (decrease) from changes in:
Accounts receivable	(200)	(176)
Inventories	(157)	(185)
Prepaid expenses and other current assets	12	35
Accounts payable and accrued expenses	(66)	(1)
Accrued compensation	(225)	(175)
Income taxes payable	(236)	106
Changes in funded status of retirement plans	5	32
Other	(27)	(8)
Cash flows from operating activities	1,712	1,762

Cash flows from investing activities
Capital expenditures	(278)	(282)
Proceeds from asset sales	40	—
Purchases of short-term investments	(1,887)	(1,193)
Proceeds from short-term investments	2,385	2,110
Other	(1)	3
Cash flows from investing activities	259	638

Cash flows from financing activities
Proceeds from issuance of long-term debt	605	499
Repayment of debt	(625)	(1,000)
Dividends paid	(998)	(765)
Stock repurchases	(1,200)	(1,157)
Proceeds from common stock transactions	245	261
Other	(12)	(3)
Cash flows from financing activities	(1,985)	(2,165)

Net change in Cash and cash equivalents	(14)	235
Cash and cash equivalents at beginning of period	1,154	1,000
Cash and cash equivalents at end of period	$1,140	$1,235

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

We report the results of our remaining business activities in Other. Other includes operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments. Other includes DLP® products, calculators and custom ASIC products. As of January 1, 2017, we no longer recognize royalties as revenue; instead, they are now recorded as OI&E. We continue to receive royalties from arrangements involving license rights to our patent portfolio. Although we expect royalties to continue for many years, they are of decreasing significance to our core operations. Prior period amounts were not material.

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

Segment information

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Analog	$2,411	$2,044	$4,667	$3,923
Embedded Processing	868	755	1,671	1,484
Other	414	474	757	874
Total revenue	$3,693	$3,273	$7,095	$6,281

Operating profit:
Analog	$1,077	$781	$2,012	$1,469
Embedded Processing	271	192	511	379
Other	132	158	209	267
Total operating profit	$1,480	$1,131	$2,732	$2,115

Operating profit amounts in the prior period have been recast as a result of our early adoption of a new accounting standard related to pension and other retiree benefit costs. See Note 2 for more information.

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2017, and June 30, 2016, and the Consolidated Balance Sheet as of June 30, 2017, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2016. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended June 30,
	2017			2016
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$1,056			$819
Income allocated to RSUs	(10)			(10)
Income allocated to common stock
for basic EPS calculation	$1,046	994	$1.05	$809	1,004	$.81

Adjustment for dilutive shares:
Stock compensation plans		21			16

Diluted EPS:
Net income	$1,056			$819
Income allocated to RSUs	(10)			(10)
Income allocated to common stock
for diluted EPS calculation	$1,046	1,015	$1.03	$809	1,020	$.79

	For Six Months Ended June 30,
	2017			2016
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$2,053			$1,530
Income allocated to RSUs	(20)			(19)
Income allocated to common stock
for basic EPS calculation	$2,033	996	$2.04	$1,511	1,005	$1.50

Adjustment for dilutive shares:
Stock compensation plans		21			16

Diluted EPS:
Net income	$2,053			$1,530
Income allocated to RSUs	(20)			(19)
Income allocated to common stock
for diluted EPS calculation	$2,033	1,017	$2.00	$1,511	1,021	$1.48

Potentially dilutive securities representing 6 million and 16 million shares of common stock that were outstanding during the second quarters of 2017 and 2016, and 6 million and 19 million shares outstanding during the first six months of 2017 and 2016, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of June 30, 2017. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 5 for a description of fair value and the definition of Level 2 inputs.

Changes in accounting standards

Adopted standards for current period

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires current and deferred income taxes resulting from the intra-entity transfer of any assets other than inventory to be recognized for financial reporting purposes when the transfer occurs rather than postpone recognition until the asset has been sold to an outside party, as currently allowed. This standard is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings and is effective for our interim and annual periods beginning January 1, 2018. As early adoption is permitted, we elected to early adopt this standard in the first quarter of 2017. The effect on our financial position and results of operations was not material.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard amends the income statement presentation of the components of net periodic benefit cost for defined benefit pension and other postretirement plans. This standard requires us to: (1) disaggregate the current service cost component from the other components of net periodic benefit cost (the “other components”) and present it in the same line items on the statement of income as other current compensation costs for related employees and (2) present the other components outside of operating profit (i.e., in OI&E). This standard is required to be applied retrospectively and is effective for annual and interim periods beginning after December 15, 2017. As early adoption is permitted, we elected to adopt this standard as of the beginning of the first quarter of 2017. While the adoption of this standard did not impact Revenue, Net income, Earnings per common share or Cash flows from operating activities, the following components on the Consolidated Statements of Income for the three and six months ended June 30, 2016, were affected:

	For Three Months Ended June 30, 2016		For Six Months Ended June 30, 2016
	Reported	Recast	Reported	Recast
COR	$1,270	$1,266	$2,454	$2,445
Gross profit	2,003	2,007	3,827	3,836
R&D	345	341	671	663
SG&A	460	454	908	895
Operating profit:
Analog	771	781	1,450	1,469
Embedded Processing	189	192	371	379
Other	157	158	264	267
Total operating profit	1,117	1,131	2,085	2,115
OI&E	6	(8)	10	(20)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption and the use of either the retrospective or cumulative-effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory. This standard will also require additional disclosures in our consolidated financial statements, and we are currently evaluating the impact of these new disclosure requirements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We do not plan to adopt this standard early. We are currently evaluating the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

Restructuring charges

Beginning January 2017, we reorganized the product lines within our two reportable segments. We recognized $18 million of restructuring charges for severance and benefit costs in the fourth quarter of 2016 and an additional $3 million in the first half of 2017. Any further charges are not expected to be material. As of June 30, 2017, $5 million has been paid to terminated employees for severance and benefits.

For the three and six months ended June 30, 2017, we incurred restructuring charges of $2 million and $4 million, respectively, related to the phase-out of a manufacturing facility in Greenock, Scotland. These charges were primarily comprised of severance and benefits costs, as well as accelerated depreciation. Total restructuring charges, primarily severance and benefit costs, are estimated to be about $40 million, of which $28 million has been recognized through June 30, 2017. The remaining charges are expected to be recognized through the end of 2018.

Changes in accrued restructuring balances

Balance, December 31, 2016	$40
Restructuring charges	7
Payments	(10)
Non-cash items (a)	(1)
Balance, June 30, 2017	$36
(a)	Reflects charges for impacts of accelerated depreciation and changes in exchange rates.

4. Income taxes

Our Provision for income taxes was $430 million and $283 million in the second quarters of 2017 and 2016, respectively. The increase was due to higher income before income taxes. Our Provision for income taxes was $688 million and $522 million in the first six months of 2017 and 2016, respectively. The increase was due to higher income before income taxes, partially offset by discrete tax items, which were primarily related to stock-based compensation.

Our estimated annual effective tax rate is about 31 percent, which does not include discrete tax items. This differs from the 35 percent statutory corporate tax rate due to the effect of U.S. tax benefits and lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate. These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Provision for income taxes is based on the following:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Taxes calculated using the estimated annual effective tax rate	$458	$325	$840	$606
Discrete tax items	(28)	(42)	(152)	(84)
Provision for income taxes	$430	$283	$688	$522

Estimated annual effective tax rate	31%	30%	31%	30%
Actual effective tax rate	29%	26%	25%	25%

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

Details of our investments are as follows:

	June 30, 2017			December 31, 2016
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale securities:
Money market funds	$376	$—	$—	$346	$—	$—
Corporate obligations	24	459	—	107	544	—
U.S. government agency and Treasury securities	550	1,385	—	490	1,792	—
Trading securities:
Mutual funds	—	—	218	—	—	201
Total	950	1,844	218	943	2,336	201

Other measurement basis:
Equity-method investments	—	—	23	—	—	25
Cost-method investments	—	—	9	—	—	9
Cash on hand	190	—	—	211	—	—
Total	$1,140	$1,844	$250	$1,154	$2,336	$235

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

As of June 30, 2017, and December 31, 2016, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the six months ended June 30, 2017, and June 30, 2016.

For the six months ended June 30, 2017, and June 30, 2016, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.39 billion and $2.11 billion, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale as of June 30, 2017:

Due	Fair Value
One year or less	$2,784
One to two years	10

Other-than-temporary declines and impairments in the values of these investments recognized in OI&E were not material in the six months ended June 30, 2017, and June 30, 2016.

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

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of June 30, 2017, and December 31, 2016, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$376	$—	$376	$346	$—	$346
Corporate obligations	—	483	483	—	651	651
U.S. government agency and Treasury securities	1,935	—	1,935	2,042	240	2,282
Mutual funds	218	—	218	201	—	201
Total assets	$2,529	$483	$3,012	$2,589	$891	$3,480

Liabilities:
Deferred compensation	$234	$—	$234	$218	$—	$218
Total liabilities	$234	$—	$234	$218	$—	$218

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

6. Goodwill and acquisition-related intangibles

Goodwill, net, was $4.36 billion as of June 30, 2017, and December 31, 2016. There was no impairment of goodwill during the six months ended June 30, 2017, or June 30, 2016.

The components of Acquisition-related intangibles, net, are as follows:

	Amortization	June 30, 2017			December 31, 2016
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,130	$1,252	$878	$2,130	$1,144	$986
Customer relationships	8	810	583	227	810	532	278
Total		$2,940	$1,835	$1,105	$2,940	$1,676	$1,264

Amortization of acquisition-related intangibles was $79 million for the second quarters of both 2017 and 2016, and $159 million for the first six months of both 2017 and 2016, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

7. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended June 30,	2017	2016	2017	2016	2017	2016
Service cost	$6	$6	$1	$2	$9	$8
Interest cost	11	11	5	5	11	13
Expected return on plan assets	(10)	(11)	(5)	(5)	(15)	(17)
Recognized net actuarial loss	3	5	1	1	7	7
Amortization of prior service credit	—	—	(1)	(1)	(1)	(1)
Net periodic benefit costs	10	11	1	2	11	10
Settlement losses	4	7	—	—	1	—
Total, including other postretirement losses	$14	$18	$1	$2	$12	$10

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Six Months Ended June 30,	2017	2016	2017	2016	2017	2016
Service cost	$11	$11	$2	$3	$18	$16
Interest cost	21	22	9	10	22	26
Expected return on plan assets	(20)	(21)	(9)	(10)	(31)	(34)
Recognized net actuarial loss	7	10	2	3	14	13
Amortization of prior service credit	—	—	(2)	(2)	(1)	(1)
Net periodic benefit costs	19	22	2	4	22	20
Settlement losses	10	13	—	—	1	1
Total, including other postretirement losses	$29	$35	$2	$4	$23	$21

With our early adoption of ASU 2017-07, all defined benefit and retiree health care benefit plan expense components other than service cost are recognized in OI&E in our Consolidated Statements of Income. Service cost is recognized within Operating profit. See Note 2 for additional information.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

8. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings and to provide additional liquidity through bank loans. As of June 30, 2017, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2022. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of June 30, 2017, our credit facility was undrawn, and we had no commercial paper outstanding.

Long-term debt

We retired $250 million of maturing debt in March 2017 and another $375 million in June 2017.

In May 2017, we issued an aggregate principal amount of $600 million of fixed-rate long-term debt. The offering consisted of the reissuance of $300 million of 2.75% notes due in 2021 at a premium and the issuance of $300 million of 2.625% notes due in 2024 at a discount. We incurred $3 million of issuance and other related costs, which are amortized to Interest and debt expense over the term of the debt. The proceeds of the offerings were $605 million, net of the original issuance discount and premium, and were used for the repayment of maturing debt and general corporate purposes.

Long-term debt outstanding is as follows:

	June 30,	December 31,
	2017	2016
Notes due 2017 at 0.875%	$—	$250
Notes due 2017 at 6.60% (assumed with National acquisition)	—	375
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	550	250
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	—
Total debt	3,600	3,625
Net unamortized discounts, premiums and debt issuance costs	(17)	(16)
Total debt, including net unamortized discounts, premiums and debt issuance costs	3,583	3,609
Current portion of long-term debt	(499)	(631)
Long-term debt	$3,084	$2,978

Interest and debt expense was $20 million and $21 million for the second quarters of 2017 and 2016, respectively, and $38 million and $43 million for the first six months of 2017 and 2016, respectively. This was net of the amortization of the debt discounts, premiums and debt issuance costs. Capitalized interest was not material.

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

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the periods ended June 30, 2017, and June 30, 2016. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,		Impact to Related
Details about AOCI Components	2017	2016	2017	2016	Statement of Income Lines
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$16	$20	$34	$40	Decrease to OI&E
Tax effect	(5)	(7)	(11)	(13)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$11	$13	$23	$27	Decrease to Net income

Prior service (cost) credit of defined benefit plans:
Amortization of prior service credit (a)	$(2)	$(2)	$(3)	$(3)	Increase to OI&E
Tax effect	1	1	1	1	Increase to Provision for income taxes
Recognized within Net income, net of taxes	$(1)	$(1)	$(2)	$(2)	Increase to Net income
(a)	Detailed in Note 7.

Stock compensation

Total shares of 2,057,729 and 10,938,502 were issued from treasury shares during the second quarter and first six months of 2017, respectively, related to stock compensation.

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

•

As of January 1, 2017, we no longer recognize royalties as revenue; instead, they are recorded as OI&E. We continue to receive royalties from arrangements involving license rights to our patent portfolio. Although we expect royalties to continue for many years, they are of decreasing significance to our core operations.

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

Performance summary

Our second-quarter revenue was $3.69 billion, net income was $1.06 billion and earnings per share (EPS) were $1.03.

Revenue increased 13 percent from the same quarter a year ago. Demand for our products continued to be strong in the automotive market and continued to strengthen in the industrial market.

In our core businesses, Analog revenue grew 18 percent and Embedded Processing revenue grew 15 percent from the same quarter a year ago. Operating margin increased in both businesses.

Gross margin of 64.3 percent reflected the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

Our cash flow from operations of $4.6 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was $4.0 billion and represents 28.5 percent of revenue.

We have returned $4.1 billion to owners in the past 12 months through stock repurchases and dividends.

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

Results of operations – second-quarter 2017 compared with second-quarter 2016

Revenue increased $420 million, or 13 percent, due to higher revenue from Analog and, to a lesser extent, Embedded Processing. Analog and Embedded Processing comprised 89 percent of revenue compared with 86 percent of revenue.

Gross profit of $2.37 billion was up $367 million, or 18 percent, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 64.3 percent from 61.3 percent.

Operating expenses (R&D and SG&A) were $812 million compared with $795 million. R&D expense increased $37 million, or 11 percent, primarily due to our ongoing allocation of resources into R&D activities.

Acquisition charges associated with our 2011 acquisition of National were $79 million for both periods. These non-cash charges resulted from the ongoing amortization of intangible assets.

Operating profit was $1.48 billion, or 40.1 percent of revenue, compared with $1.13 billion, or 34.6 percent of revenue.

OI&E was $26 million of income compared with $8 million of expense. The change was primarily due to the inclusion of royalty income beginning with the first quarter of 2017.

Our Provision for income taxes was $430 million compared with $283 million. The increase was due to higher income before income taxes. Our annual operating tax rate, which does not include discrete tax items, is about 31 percent. We use “annual operating tax rate” to describe the estimated annual effective tax rate. This rate differs from the 35 percent statutory corporate tax rate due to the effect of U.S. tax benefits and lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate. These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions.

The effective tax rate, which includes discrete tax items such as the benefit from stock-based compensation, will vary by quarter. Our effective tax rate could fluctuate due to factors outside of our control, such as the timing of option exercises by employees.

Net income was $1.06 billion compared with $819 million, and EPS was $1.03 compared with $0.79.

Second-quarter 2017 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes Power, Signal Chain and High Volume product lines)

	2Q17	2Q16	Change
Revenue	$2,411	$2,044	18%
Operating profit	1,077	781	38%
Operating profit % of revenue	44.7%	38.2%

Analog revenue increased primarily due to Power and Signal Chain, each of which grew by about the same amount. High Volume also grew. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	2Q17	2Q16	Change
Revenue	$868	$755	15%
Operating profit	271	192	41%
Operating profit % of revenue	31.2%	25.4%

Embedded Processing revenue increased in both product lines by about the same amount. Operating profit increased primarily due to higher revenue and associated gross profit.

Other (includes DLP® products, calculators and custom ASIC products)

	2Q17	2Q16	Change
Revenue	$414	$474	-13%
Operating profit*	132	158	-16%
Operating profit % of revenue	31.9%	33.3%
* Includes Acquisition charges and Restructuring charges/other

Revenue decreased by $60 million, and operating profit declined by $26 million.

Results of operations – first six months of 2017 compared with first six months of 2016

Revenue of $7.10 billion increased $814 million, or 13 percent, due to higher revenue from Analog and, to a lesser extent, Embedded Processing. Analog and Embedded Processing comprised 89 percent of revenue compared with 86 percent.

Gross profit of $4.52 billion was up $682 million, or 18 percent, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 63.7 percent from 61.1 percent.

Operating expenses were $1.62 billion compared with $1.56 billion. R&D expense increased $84 million, or 13 percent, primarily due to our ongoing allocation of resources to R&D activities.

Acquisition charges were $159 million for both periods. These non-cash charges resulted from the ongoing amortization of intangible assets.

Operating profit was $2.73 billion, or 38.5 percent of revenue, compared with $2.12 billion, or 33.7 percent of revenue.

OI&E was $47 million of income compared with $20 million of expense. The change was primarily due to the inclusion of royalty income beginning with the first quarter of 2017.

Our tax provision was $688 million compared with $522 million. The increase was due to higher income before income taxes, partially offset by discrete tax items, which were primarily related to stock-based compensation.

Net income was $2.05 billion compared with $1.53 billion. EPS was $2.00 compared with $1.48.

Year-to-date segment results

Our segment results compared with the year-ago period are as follows:

Analog

	YTD 2017	YTD 2016	Change
Revenue	$4,667	$3,923	19%
Operating profit	2,012	1,469	37%
Operating profit % of revenue	43.1%	37.4%

Analog revenue increased primarily due to Power and Signal Chain, each of which grew by about the same amount. High Volume also grew. Operating profit increased due to higher revenue and associated gross profit.

Embedded Processing

	YTD 2017	YTD 2016	Change
Revenue	$1,671	$1,484	13%
Operating profit	511	379	35%
Operating profit % of revenue	30.6%	25.5%

Embedded Processing revenue increased in both product lines by about the same amount. Operating profit increased primarily due to higher revenue and associated gross profit.

Other

	YTD 2017	YTD 2016	Change
Revenue	$757	$874	-13%
Operating profit*	209	267	-22%
Operating profit % of revenue	27.6%	30.5%

*Includes Acquisition charges and Restructuring charges/other.

Other revenue decreased by $117 million, and operating profit declined by $58 million

Financial condition

At the end of the second quarter of 2017, total cash (Cash and cash equivalents plus Short-term investments) was $2.98 billion, a decrease of $506 million from the end of 2016.

Accounts receivable were $1.47 billion, an increase of $202 million compared with the end of 2016. Days sales outstanding were 36 at the end of the second quarter compared with 33 at the end of 2016.

Inventory was $1.95 billion, an increase of $157 million from the end of 2016. Days of inventory at the end of the second quarter of 2017 were 133 compared with 126 at the end of 2016.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate revolving credit facility. Cash flows from operating activities for the first six months of 2017 was $1.71 billion, a decrease of $50 million from the year-ago period. Net income increased and was offset primarily by cash used for working capital, driven by an increase in income tax payments.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2022. This credit facility also serves as support for the issuance of commercial paper. As of June 30, 2017, our credit facility was undrawn, and we had no commercial paper outstanding.

For the first six months of 2017, investing activities provided $259 million compared with $638 million in the year-ago period. Capital expenditures were $278 million compared with $282 million in the year-ago period and were primarily for semiconductor manufacturing equipment. We had proceeds from sales of short-term investments, net of purchases, that provided cash of $498 million compared with $917 million in the year-ago period.

For the first six months of 2017, financing activities used $1.99 billion compared with $2.17 billion in the year-ago period. In 2017, we received net proceeds of $605 million from the issuances of fixed-rate long-term debt and retired maturing debt of $625 million. In the year-ago period, we received net proceeds of $499 million from the issuance of fixed-rate long-term debt and retired maturing debt of $1.00 billion. Dividends paid were $998 million compared with $765 million in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $1.20 billion to repurchase 15.2 million shares of our common stock compared with $1.16 billion used in the year-ago period to repurchase 21.4 million shares. Proceeds from common stock transactions, resulting from employee equity awards, were $245 million compared with $261 million in the year-ago period.

We had $1.14 billion of Cash and cash equivalents and $1.84 billion of Short-term investments as of June 30, 2017. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2017	2016	Change
Cash flow from operations (GAAP)	$4,564	$4,624	-1%
Capital expenditures	(527)	(585)
Free cash flow (non-GAAP)	$4,037	$4,039	0%

Revenue	$14,184	$12,899

Cash flow from operations as a percent of revenue (GAAP)	32.2%	35.8%
Free cash flow as a percent of revenue (non-GAAP)	28.5%	31.3%

This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate is useful because it more clearly communicates that discrete tax items are excluded from such rate. The term also helps differentiate from the effective tax rate, which includes discrete tax items. No adjustments are made to the estimated annual effective tax rate when using the term annual operating tax rate.

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2016.  Additionally, in May 2017 we issued $300 million principal amount of 2.75 percent notes maturing in 2021 and $300 million principal amount of 2.625 percent notes maturing in 2024. We retired $250 million of maturing debt in March 2017 and another $375 million in June 2017.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs(1)	Programs(1)
April 1, 2017 through April 30, 2017	2,679,009	$80.03	2,679,009	$5.04	billion
May 1, 2017 through May 31, 2017	3,924,610	80.31	3,924,610	4.72	billion
June 1, 2017 through June 30, 2017	1,466,984	82.09	1,466,984	4.60	billion

Total	8,070,603 (2)	$80.54	8,070,603 (2)	$4.60	billion(3)

(1)	All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced September 17, 2015.
(2)	All purchases during the quarter were open-market purchases.
(3)	As of June 30, 2017, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2015. No expiration date has been specified for this authorization.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
3(a)

Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed December 12, 2016).
4(a)	Officer’s Certificate, dated May 4, 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 4, 2017.
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. †
101.ins	XBRL Instance Document†
101.def	XBRL Taxonomy Extension Definition Linkbase Document†
101.sch	XBRL Taxonomy Extension Schema Document†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document†
101.lab	XBRL Taxonomy Extension Label Linkbase Document†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document†
†	Filed or furnished herewith.

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

Date: August 3, 2017