Form 10-Q
period 2017-09-30
TEXAS INSTRUMENTS INC
filed 2017-11-02
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

985,560,591

Number of shares of Registrant’s common stock outstanding as of

October 24, 2017

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(Millions of dollars, except share and per-share amounts)	2017	2016	2017	2016
Revenue	$4,116	$3,675	$11,211	$9,956
Cost of revenue (COR)	1,460	1,391	4,037	3,836
Gross profit	2,656	2,284	7,174	6,120
Research and development (R&D)	375	353	1,122	1,016
Selling, general and administrative (SG&A)	412	442	1,285	1,337
Acquisition charges	80	80	239	239
Restructuring charges/other	1	1	8	5
Operating profit	1,788	1,408	4,520	3,523
Other income (expense), net (OI&E)	20	(9)	67	(29)
Interest and debt expense	19	18	57	61
Income before income taxes	1,789	1,381	4,530	3,433
Provision for income taxes	504	363	1,192	885
Net income	$1,285	$1,018	$3,338	$2,548

Earnings per common share (EPS):
Basic	$1.29	$1.00	$3.33	$2.51
Diluted	$1.26	$.98	$3.26	$2.46

Average shares outstanding (millions):
Basic	988	1,003	993	1,004
Diluted	1,008	1,023	1,014	1,022

Cash dividends declared per common share	$.50	$.38	$1.50	$1.14

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$1,285	$1,018	$3,338	$2,548
Income allocated to RSUs	(11)	(11)	(31)	(31)
Income allocated to common stock for diluted EPS	$1,274	$1,007	$3,307	$2,517

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(Millions of dollars)	2017	2016	2017	2016
Net income	$1,285	$1,018	$3,338	$2,548
Other comprehensive income (loss), net of taxes
Net actuarial gains (losses) of defined benefit plans:
Adjustments	(1)	(17)	(16)	(47)
Recognized within Net income	17	12	40	39
Prior service (cost) credit of defined benefit plans:
Adjustments	—	—	—	1
Recognized within Net income	(1)	(1)	(3)	(3)
Other comprehensive income (loss)	15	(6)	21	(10)
Total comprehensive income	$1,300	$1,012	$3,359	$2,538

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	September 30,	December 31,
Consolidated Balance Sheets	2017	2016
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,296	$1,154
Short-term investments	2,148	2,336
Accounts receivable, net of allowances of ($14) and ($17)	1,576	1,267
Raw materials	120	102
Work in process	1,103	954
Finished goods	685	734
Inventories	1,908	1,790
Prepaid expenses and other current assets	1,063	910
Total current assets	7,991	7,457
Property, plant and equipment at cost	4,668	4,923
Accumulated depreciation	(2,101)	(2,411)
Property, plant and equipment, net	2,567	2,512
Long-term investments	258	235
Goodwill, net	4,362	4,362
Acquisition-related intangibles, net	1,025	1,264
Deferred income taxes	414	374
Capitalized software licenses, net	111	52
Overfunded retirement plans	112	96
Other assets	89	79
Total assets	$16,929	$16,431

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$499	$631
Accounts payable	430	396
Accrued compensation	635	710
Income taxes payable	74	83
Accrued expenses and other liabilities	417	444
Total current liabilities	2,055	2,264
Long-term debt	3,084	2,978
Underfunded retirement plans	108	129
Deferred income taxes	38	33
Deferred credits and other liabilities	656	554
Total liabilities	5,941	5,958
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,718	1,674
Retained earnings	34,935	33,107
Treasury common stock at cost
Shares: September 30, 2017 – 754,459,144; December 31, 2016 – 744,831,978	(26,901)	(25,523)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(505)	(526)
Total stockholders’ equity	10,988	10,473
Total liabilities and stockholders’ equity	$16,929	$16,431

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(Millions of dollars)	2017	2016
Cash flows from operating activities
Net income	$3,338	$2,548
Adjustments to Net income:
Depreciation	406	466
Amortization of acquisition-related intangibles	239	239
Amortization of capitalized software	35	23
Stock compensation	197	204
Deferred income taxes	(47)	(160)
Increase (decrease) from changes in:
Accounts receivable	(306)	(274)
Inventories	(118)	(117)
Prepaid expenses and other current assets	43	130
Accounts payable and accrued expenses	(19)	13
Accrued compensation	(85)	(26)
Income taxes payable	(226)	153
Changes in funded status of retirement plans	36	56
Other	(59)	(28)
Cash flows from operating activities	3,434	3,227

Cash flows from investing activities
Capital expenditures	(464)	(421)
Proceeds from asset sales	40	—
Purchases of short-term investments	(3,105)	(2,171)
Proceeds from short-term investments	3,305	2,625
Other	(5)	2
Cash flows from investing activities	(229)	35

Cash flows from financing activities
Proceeds from issuance of long-term debt	605	499
Repayment of debt	(625)	(1,000)
Dividends paid	(1,493)	(1,147)
Stock repurchases	(1,850)	(1,657)
Proceeds from common stock transactions	321	415
Other	(21)	(3)
Cash flows from financing activities	(3,063)	(2,893)

Net change in Cash and cash equivalents	142	369
Cash and cash equivalents at beginning of period	1,154	1,000
Cash and cash equivalents at end of period	$1,296	$1,369

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

Segment information

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Analog	$2,698	$2,323	$7,365	$6,246
Embedded Processing	931	795	2,602	2,279
Other	487	557	1,244	1,431
Total revenue	$4,116	$3,675	$11,211	$9,956

Operating profit:
Analog	$1,268	$957	$3,280	$2,426
Embedded Processing	325	224	836	603
Other	195	227	404	494
Total operating profit	$1,788	$1,408	$4,520	$3,523

Operating profit amounts in the prior period have been recast as a result of our early adoption of a new accounting standard related to pension and other retiree benefit costs. See Note 2 for more information.

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2017, and September 30, 2016, and the Consolidated Balance Sheet as of September 30, 2017, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2016. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated. We have reclassified certain amounts in the prior periods’ financial statements to conform to the current presentation, retrospectively applying the new accounting standard related to pension and other retiree benefit costs. See Changes in accounting standards – adopted standards for current period for further information.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended September 30,
	2017			2016
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$1,285			$1,018
Income allocated to RSUs	(11)			(12)
Income allocated to common stock
for basic EPS calculation	$1,274	988	$1.29	$1,006	1,003	$1.00

Adjustment for dilutive shares:
Stock compensation plans		20			20

Diluted EPS:
Net income	$1,285			$1,018
Income allocated to RSUs	(11)			(11)
Income allocated to common stock
for diluted EPS calculation	$1,274	1,008	$1.26	$1,007	1,023	$.98

	For Nine Months Ended September 30,
	2017			2016
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$3,338			$2,548
Income allocated to RSUs	(32)			(31)
Income allocated to common stock
for basic EPS calculation	$3,306	993	$3.33	$2,517	1,004	$2.51

Adjustment for dilutive shares:
Stock compensation plans		21			18

Diluted EPS:
Net income	$3,338			$2,548
Income allocated to RSUs	(31)			(31)
Income allocated to common stock
for diluted EPS calculation	$3,307	1,014	$3.26	$2,517	1,022	$2.46

Potentially dilutive securities representing 5 million shares of common stock that were outstanding during the third quarter of 2017, and 6 million and 15 million shares outstanding during the first nine months of 2017 and 2016, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive. There were no potentially dilutive securities excluded from the computation of diluted earnings per common share during the third quarter of 2016.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of September 30, 2017. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 5 for a description of fair value and the definition of Level 2 inputs.

Changes in accounting standards – adopted standards for current period

Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

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

ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

This standard amends the income statement presentation of the components of net periodic benefit cost for defined benefit pension and other postretirement plans. This standard requires us to: (1) disaggregate the current service cost component from the other components of net periodic benefit cost (the “other components”) and present it in the same line items on the statement of income as other current compensation costs for related employees and (2) present the other components outside of operating profit (i.e., in OI&E). This standard is required to be applied retrospectively and is effective for annual and interim periods beginning after December 15, 2017. As early adoption is permitted, we elected to adopt this standard as of the beginning of the first quarter of 2017. While the adoption of this standard did not impact Revenue, Net income, Earnings per common share or Cash flows from operating activities, the following components on the Consolidated Statements of Income for the three and nine months ended September 30, 2016, were affected:

	For Three Months Ended September 30, 2016		For Nine Months Ended September 30, 2016
	Reported	Recast	Reported	Recast
COR	$1,395	$1,391	$3,849	$3,836
Gross profit	2,280	2,284	6,107	6,120
R&D	356	353	1,027	1,016
SG&A	448	442	1,356	1,337
Operating profit:
Analog	949	957	2,399	2,426
Embedded Processing	220	224	591	603
Other	226	227	490	494
Total operating profit	1,395	1,408	3,480	3,523
OI&E	4	(9)	14	(29)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Changes in accounting standards – standards not yet adopted

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures, which we are currently evaluating. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption and the use of either the retrospective or cumulative-effect transition method.

We currently anticipate adopting this standard using the cumulative-effect (i.e., modified retrospective) transition method, which would result in an adjustment to retained earnings for the cumulative effect of applying this guidance to contracts in process as of January 1, 2018. Under this approach, we would not restate the prior financial statements presented. The final adoption method will depend on the results of our ongoing assessment, which will be completed later in 2017.

Based on our current assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as it is not expected to change the manner or timing of recognizing revenue. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

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

ASU No. 2016-02, Leases (Topic 842)

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

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

This standard affects areas of accounting such as acquisitions, disposals and goodwill. This standard provides guidance to evaluate whether transactions should be accounted for as an acquisition (or disposal) of assets or as a business combination. Under this new standard, if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it may be treated as an asset acquisition rather than a business combination. This standard is to be applied on a prospective basis and will be effective for us for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The impact of this standard on our financial position, results of operation and related disclosures will be dependent upon the specific terms of any applicable future acquisitions or dispositions.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

This standard provides guidance on the recognition and measurement of gains and losses from the transfer, sale or partial sale to noncustomers of nonfinancial assets (such as intangible assets, property, plant and equipment) or an ownership interest in a consolidated subsidiary that is not a business. This standard is to be applied on either a retrospective basis to all periods presented or on a modified retrospective basis (i.e., cumulative catch up as of the beginning of the earliest period presented) and will be effective for us for annual periods beginning after December 15, 2017, including interim periods within those periods. Earlier application is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position and results of operations, but we do not expect it to have a material impact.

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

This standard primarily applies to designated transactions for which companies have elected to apply optional hedge accounting, and makes more financial and non-financial hedging strategies eligible for such accounting. Given that our use of hedge accounting has been immaterial in the past, we do not expect this new standard to have a material impact on our financial position and results of operations.

3. Restructuring charges/other

Restructuring charges/other are recognized in Other for segment reporting purposes.

Restructuring charges

Beginning January 2017, we reorganized the product lines within our two reportable segments. We recognized $18 million of restructuring charges for severance and benefit costs in the fourth quarter of 2016 and an additional $3 million in the first half of 2017. Any further charges are not expected to be material. As of September 30, 2017, $10 million has been paid to terminated employees for severance and benefits.

For the three and nine months ended September 30, 2017, we incurred restructuring charges of $1 million and $5 million, respectively, related to the phase-out of a manufacturing facility in Greenock, Scotland. These charges were primarily comprised of severance and benefits costs, as well as accelerated depreciation. Total restructuring charges, primarily severance and benefit costs, are estimated to be about $40 million, of which $29 million has been recognized through September 30, 2017. The remaining charges are expected to be recognized through 2019.

Changes in accrued restructuring balances

Balance, December 31, 2016	$40
Restructuring charges	8
Payments	(16)
Non-cash items (a)	—
Balance, September 30, 2017	$32
(a)	Reflects charges for impacts of accelerated depreciation and changes in exchange rates.

4. Income taxes

Our Provision for income taxes was $504 million and $363 million for the third quarters of 2017 and 2016, respectively. The increase was primarily due to higher income before income taxes. Our Provision for income taxes was $1.19 billion and $885 million for the first nine months of 2017 and 2016, respectively. The increase was due to higher income before income taxes.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Provision for income taxes is based on the following:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Taxes calculated using the estimated annual effective tax rate	$542	$418	$1,382	$1,024
Discrete tax items	(38)	(55)	(190)	(139)
Provision for income taxes	$504	$363	$1,192	$885

Estimated annual effective tax rate	31%	30%	31%	30%
Actual effective tax rate	28%	26%	26%	26%

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

Details of our investments are as follows:

	September 30, 2017			December 31, 2016
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale securities:
Money market funds	$445	$—	$—	$346	$—	$—
Corporate obligations	25	608	—	107	544	—
U.S. government agency and Treasury securities	639	1,540	—	490	1,792	—
Trading securities:
Mutual funds	—	—	226	—	—	201
Total	1,109	2,148	226	943	2,336	201

Other measurement basis:
Equity-method investments	—	—	26	—	—	25
Cost-method investments	—	—	6	—	—	9
Cash on hand	187	—	—	211	—	—
Total	$1,296	$2,148	$258	$1,154	$2,336	$235

As of September 30, 2017, and December 31, 2016, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the nine months ended September 30, 2017, and September 30, 2016.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

For the nine months ended September 30, 2017, and September 30, 2016, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $3.31 billion and $2.63 billion, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of investments in debt securities classified as available for sale as of September 30, 2017:

Due	Fair Value
One year or less	$3,257
One to two years	—

Other-than-temporary declines and impairments in the values of these investments, which were recognized in OI&E, were not material in the nine months ended September 30, 2017, and September 30, 2016.

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

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of September 30, 2017, and December 31, 2016, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$445	$—	$445	$346	$—	$346
Corporate obligations	—	633	633	—	651	651
U.S. government agency and Treasury securities	2,129	50	2,179	2,042	240	2,282
Mutual funds	226	—	226	201	—	201
Total assets	$2,800	$683	$3,483	$2,589	$891	$3,480

Liabilities:
Deferred compensation	$243	$—	$243	$218	$—	$218
Total liabilities	$243	$—	$243	$218	$—	$218

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

6. Goodwill and acquisition-related intangibles

Goodwill, net, was $4.36 billion as of September 30, 2017, and December 31, 2016. There was no impairment of goodwill during the nine months ended September 30, 2017, or September 30, 2016.

The components of Acquisition-related intangibles, net, are as follows:

	Amortization	September 30, 2017			December 31, 2016
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,130	$1,307	$823	$2,130	$1,144	$986
Customer relationships	8	810	608	202	810	532	278
Total		$2,940	$1,915	$1,025	$2,940	$1,676	$1,264

Amortization of acquisition-related intangibles was $80 million for the third quarters of both 2017 and 2016, and $239 million for the first nine months of both 2017 and 2016, primarily related to developed technology. Fully amortized assets are written off against accumulated amortization.

7. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended September 30,	2017	2016	2017	2016	2017	2016
Service cost	$5	$5	$2	$1	$9	$9
Interest cost	11	10	4	5	11	14
Expected return on plan assets	(11)	(10)	(4)	(4)	(16)	(18)
Recognized net actuarial loss	4	5	—	2	7	6
Amortization of prior service credit	—	—	(1)	(1)	—	—
Net periodic benefit costs	9	10	1	3	11	11
Settlement losses	13	4	—	—	1	—
Total, including other postretirement losses	$22	$14	$1	$3	$12	$11

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Nine Months Ended September 30,	2017	2016	2017	2016	2017	2016
Service cost	$16	$16	$4	$4	$27	$25
Interest cost	32	32	13	15	33	40
Expected return on plan assets	(31)	(31)	(13)	(14)	(47)	(52)
Recognized net actuarial loss	11	15	2	5	21	19
Amortization of prior service credit	—	—	(3)	(3)	(1)	(1)
Net periodic benefit costs	28	32	3	7	33	31
Settlement losses	23	17	—	—	2	1
Total, including other postretirement losses	$51	$49	$3	$7	$35	$32

With our early adoption of ASU 2017-07, all defined benefit and retiree health care benefit plan expense components other than service cost are recognized in OI&E in our Consolidated Statements of Income. Service cost is recognized within Operating profit. See Note 2 for additional information.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

8. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings and to provide additional liquidity through bank loans. As of September 30, 2017, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2022. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of September 30, 2017, our credit facility was undrawn, and we had no commercial paper outstanding.

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

On October 26, 2017, we agreed to issue $500 million principal amount of debt that we expect to use for general corporate purposes. The offering is expected to close on November 3, 2017.

Long-term debt outstanding is as follows:

	September 30,	December 31,
	2017	2016
Notes due 2017 at 0.875%	$—	$250
Notes due 2017 at 6.60% (assumed with National acquisition)	—	375
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	550	250
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	—
Total debt	3,600	3,625
Net unamortized discounts, premiums and debt issuance costs	(17)	(16)
Total debt, including net unamortized discounts, premiums and debt issuance costs	3,583	3,609
Current portion of long-term debt	(499)	(631)
Long-term debt	$3,084	$2,978

Interest and debt expense was $19 million and $18 million for the third quarters of 2017 and 2016, respectively, and $57 million and $61 million for the first nine months of 2017 and 2016, respectively. This was net of the amortization of the debt discounts, premiums and debt issuance costs. Capitalized interest was not material.

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

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the periods ended September 30, 2017, and September 30, 2016. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,		Impact to Related
Details about AOCI Components	2017	2016	2017	2016	Statement of Income Lines
Net actuarial gains (losses) of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$25	$17	$59	$57	Decrease to OI&E
Tax effect	(8)	(5)	(19)	(18)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$17	$12	$40	$39	Decrease to Net income

Prior service (cost) credit of defined benefit plans:
Amortization of prior service credit (a)	$(1)	$(1)	$(4)	$(4)	Increase to OI&E
Tax effect	—	—	1	1	Increase to Provision for income taxes
Recognized within Net income, net of taxes	$(1)	$(1)	$(3)	$(3)	Increase to Net income
(a)	Detailed in Note 7.

Stock compensation

Total shares of 2,662,464 and 13,600,966 were issued from treasury shares during the third quarter and first nine months of 2017, respectively, related to stock compensation.

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

Performance summary

Our third-quarter revenue was $4.12 billion, net income was $1.29 billion and earnings per share (EPS) were $1.26.

Revenue increased 12 percent from the same quarter a year ago. Demand for our products continued to be strong in the industrial and automotive markets.

In our core businesses, Analog revenue grew 16 percent and Embedded Processing revenue grew 17 percent from the same quarter a year ago. Operating margin increased in both businesses.

Gross margin of 64.5 percent reflected the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

Our cash flow from operations of $4.8 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was $4.2 billion and represents 29.0 percent of revenue.

We have returned $4.3 billion to owners in the past 12 months through dividends and stock repurchases. In September, we announced we would increase our dividend by 24 percent and also increased our share repurchase authorizations by $6 billion, which together reflect our commitment to return all free cash flow to our owners.

Free cash flow is a non-GAAP financial measure. For reconciliation to GAAP and an explanation of the reason for providing this non-GAAP measure, see the Non-GAAP financial information section after the Liquidity and capital resources section.

Results of operations – third-quarter 2017 compared with third-quarter 2016

Revenue increased $441 million, or 12 percent, due to higher revenue from Analog and, to a lesser extent, Embedded Processing. Analog and Embedded Processing comprised 88 percent of revenue compared with 85 percent of revenue.

Gross profit of $2.66 billion was up $372 million, or 16 percent, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 64.5 percent from 62.1 percent.

Operating expenses (R&D and SG&A) were $787 million compared with $795 million, as R&D expense increased primarily due to our ongoing allocation of resources into R&D activities, which was offset by declines in SG&A related to the realignment of our product lines announced in January 2017.

Acquisition charges associated with our 2011 acquisition of National were $80 million for both periods. These non-cash charges resulted from the ongoing amortization of intangible assets.

Operating profit was $1.79 billion, or 43.4 percent of revenue, compared with $1.41 billion, or 38.3 percent of revenue.

OI&E was $20 million of income compared with $9 million of expense. The change was due to the inclusion of royalty income beginning with the first quarter of 2017.

Our Provision for income taxes was $504 million compared with $363 million. The increase was primarily due to higher income before income taxes. Our annual operating tax rate, which does not include discrete tax items, is about 31 percent. We use “annual operating tax rate” to describe the estimated annual effective tax rate. This rate differs from the 35 percent statutory corporate tax rate due to the effect of U.S. tax benefits and lower statutory tax rates applicable to our operations in many of the jurisdictions in which we operate. These lower non-U.S. tax rates are generally statutory in nature, without expiration and available to companies that operate in those taxing jurisdictions.

The effective tax rate, which includes discrete tax items such as the benefit from stock-based compensation, will vary by quarter. Our effective tax rate could fluctuate due to factors outside of our control, such as the timing of option exercises by employees.

Net income was $1.29 billion compared with $1.02 billion, and EPS was $1.26 compared with $0.98.

Third-quarter 2017 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes Power, Signal Chain and High Volume product lines)

	3Q17	3Q16	Change
Revenue	$2,698	$2,323	16%
Operating profit	1,268	957	32%
Operating profit % of revenue	47.0%	41.2%

Analog revenue increased due to Power and, to a lesser extent, Signal Chain. High Volume revenue was about even. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	3Q17	3Q16	Change
Revenue	$931	$795	17%
Operating profit	325	224	45%
Operating profit % of revenue	34.9%	28.2%

Embedded Processing revenue increased in both product lines, led by Processors. Operating profit increased primarily due to higher revenue and associated gross profit.

Other (includes DLP® products, calculators and custom ASIC products)

	3Q17	3Q16	Change
Revenue	$487	$557	-13%
Operating profit*	195	227	-14%
Operating profit % of revenue	40.0%	40.8%

*Includes Acquisition charges and Restructuring charges/other

Other revenue decreased by $70 million, and operating profit declined by $32 million.

Results of operations – first nine months of 2017 compared with first nine months of 2016

Revenue of $11.21 billion increased $1.26 billion, or 13 percent, due to higher revenue from Analog and, to a lesser extent, Embedded Processing. Analog and Embedded Processing comprised 89 percent of revenue compared with 86 percent.

Gross profit of $7.17 billion was up $1.05 billion, or 17 percent, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 64.0 percent from 61.5 percent.

Operating expenses were $2.41 billion compared with $2.35 billion, as R&D expense increased primarily due to our ongoing allocation of resources to R&D activities, which was partially offset by declines in SG&A related to the realignment of our product lines announced in January 2017.

Acquisition charges were $239 million for both periods. These non-cash charges resulted from the ongoing amortization of intangible assets.

Operating profit was $4.52 billion, or 40.3 percent of revenue, compared with $3.52 billion, or 35.4 percent of revenue.

OI&E was $67 million of income compared with $29 million of expense. The change was due to the inclusion of royalty income beginning with the first quarter of 2017.

Our tax provision was $1.19 billion compared with $885 million. The increase was due to higher income before income taxes.

Net income was $3.34 billion compared with $2.55 billion. EPS was $3.26 compared with $2.46.

Year-to-date segment results

Our segment results compared with the year-ago period are as follows:

Analog

	YTD 2017	YTD 2016	Change
Revenue	$7,365	$6,246	18%
Operating profit	3,280	2,426	35%
Operating profit % of revenue	44.5%	38.8%

Analog revenue increased due to Power and Signal Chain, both of which grew at about the same rate. High Volume also grew. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing

	YTD 2017	YTD 2016	Change
Revenue	$2,602	$2,279	14%
Operating profit	836	603	39%
Operating profit % of revenue	32.1%	26.5%

Embedded Processing revenue increased in both product lines, led by Processors. Operating profit increased primarily due to higher revenue and associated gross profit.

Other

	YTD 2017	YTD 2016	Change
Revenue	$1,244	$1,431	-13%
Operating profit*	404	494	-18%
Operating profit % of revenue	32.5%	34.5%

*Includes Acquisition charges and Restructuring charges/other.

Other revenue decreased by $187 million, and operating profit declined by $90 million.

Financial condition

At the end of the third quarter of 2017, total cash (Cash and cash equivalents plus Short-term investments) was $3.44 billion, a decrease of $46 million from the end of 2016.

Accounts receivable were $1.58 billion, an increase of $309 million compared with the end of 2016. Days sales outstanding were 34 at the end of the third quarter compared with 33 at the end of 2016.

Inventory was $1.91 billion, an increase of $118 million from the end of 2016. Days of inventory at the end of the third quarter of 2017 were 118 compared with 126 at the end of 2016.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate revolving credit facility. Cash flows from operating activities for the first nine months of 2017 were $3.43 billion, an increase of $207 million from the year-ago period. This increase was driven by higher Net income, partially offset by cash used for working capital resulting from an increase in income tax payments.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2022. This credit facility also serves as support for the issuance of commercial paper. As of September 30, 2017, our credit facility was undrawn, and we had no commercial paper outstanding.

Investing activities for the first nine months of 2017 used $229 million compared with the year-ago period in which they provided $35 million. Capital expenditures were $464 million compared with $421 million in the year-ago period and were primarily for semiconductor manufacturing equipment. We had proceeds from sales of short-term investments, net of purchases, that provided cash of $200 million compared with $454 million in the year-ago period.

Financing activities for the first nine months of 2017 used $3.06 billion compared with the year-ago period in which they used $2.89 billion. In 2017, we received net proceeds of $605 million from the issuances of fixed-rate long-term debt and retired maturing debt of $625 million. In the year-ago period, we received net proceeds of $499 million from the issuance of fixed-rate long-term debt and retired maturing debt of $1.00 billion. Dividends paid were $1.49 billion compared with $1.15 billion in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $1.85 billion to repurchase 23.2 million shares of our common stock compared with $1.66 billion used in the year-ago period to repurchase 28.7 million shares. Proceeds from common stock transactions, resulting from employee equity awards, were $321 million compared with $415 million in the year-ago period.

On October 26, 2017, we agreed to issue $500 million principal amount of debt that we expect to use for general corporate purposes. The offering is expected to close on November 3, 2017.

We had $1.30 billion of Cash and cash equivalents and $2.15 billion of Short-term investments as of September 30, 2017. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2017	2016	Change
Cash flow from operations (GAAP)	$4,821	$4,673	3%
Capital expenditures	(574)	(585)
Free cash flow (non-GAAP)	$4,247	$4,088	0%

Revenue	$14,625	$13,145

Cash flow from operations as a percent of revenue (GAAP)	33.0%	35.5%
Free cash flow as a percent of revenue (non-GAAP)	29.0%	31.1%

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs(1)	Programs(1)
July 1, 2017 through July 31, 2017	3,384,153	$80.35	3,249,064	$4.34	billion
August 1, 2017 through August 31, 2017	4,091,572	81.39	4,091,572	4.01	billion
September 1, 2017 through September 30, 2017	682,122	82.10	682,122	9.95	billion

Total	8,157,847 (2)	$81.01 (2)	8,022,758	$9.95	billion(3)

(1)

All purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced September 17, 2015. On September 21, 2017, our board of directors authorized the purchase of an additional $6.0 billion of our common stock.

(2)	In addition to open-market purchases, 135,089 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(3)

As of September 30, 2017, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2015 and the $6.0 billion authorized in September 2017. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
3(a)

Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed December 12, 2016).
4(a)	Officer’s Certificate, dated May 4, 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 4, 2017).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. †
101.ins	XBRL Instance Document†
101.def	XBRL Taxonomy Extension Definition Linkbase Document†
101.sch	XBRL Taxonomy Extension Schema Document†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document†
101.lab	XBRL Taxonomy Extension Label Linkbase Document†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document†
†	Filed or furnished herewith.

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

Date: November 2, 2017