Form 10-Q
period 2018-03-31
TEXAS INSTRUMENTS INC
filed 2018-05-03
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

978,918,151

Number of shares of Registrant’s common stock outstanding as of

April 24, 2018

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

	For Three Months Ended
Consolidated Statements of Income	March 31,
(Millions of dollars, except share and per-share amounts)	2018	2017
Revenue	$3,789	$3,402
Cost of revenue (COR)	1,342	1,258
Gross profit	2,447	2,144
Research and development (R&D)	385	369
Selling, general and administrative (SG&A)	433	439
Acquisition charges	80	80
Restructuring charges/other	1	4
Operating profit	1,548	1,252
Other income (expense), net (OI&E)	28	21
Interest and debt expense	23	18
Income before income taxes	1,553	1,255
Provision for income taxes	187	258
Net income	$1,366	$997

Earnings per common share (EPS):
Basic	$1.38	$.99
Diluted	$1.35	$.97

Average shares outstanding (millions):
Basic	983	998
Diluted	1,005	1,019

Cash dividends declared per common share	$.62	$.50

As a result of accounting rule ASC 260, which requires a portion of Net income to be allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents, diluted EPS is calculated using the following:

Net income	$1,366	$997
Income allocated to RSUs	(11)	(10)
Income allocated to common stock for diluted EPS	$1,355	$987

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(Millions of dollars)	2018	2017
Net income	$1,366	$997
Other comprehensive income (loss), net of taxes
Net actuarial losses of defined benefit plans:
Adjustments	(16)	(12)
Recognized within Net income	9	12
Prior service credit of defined benefit plans:
Recognized within Net income	(1)	(1)
Other comprehensive income (loss)	(8)	(1)
Total comprehensive income	$1,358	$996

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	March 31,	December 31,
Consolidated Balance Sheets	2018	2017
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,717	$1,656
Short-term investments	2,362	2,813
Accounts receivable, net of allowances of ($8) and ($8)	1,454	1,278
Raw materials	144	126
Work in process	1,076	1,089
Finished goods	812	742
Inventories	2,032	1,957
Prepaid expenses and other current assets	1,025	1,030
Total current assets	8,590	8,734
Property, plant and equipment at cost	4,907	4,789
Accumulated depreciation	(2,171)	(2,125)
Property, plant and equipment	2,736	2,664
Long-term investments	271	268
Goodwill	4,362	4,362
Acquisition-related intangibles	866	946
Deferred tax assets	218	264
Capitalized software licenses	102	110
Overfunded retirement plans	215	208
Other long-term assets	147	86
Total assets	$17,507	$17,642

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable	488	466
Accrued compensation	344	722
Income taxes payable	133	128
Accrued expenses and other liabilities	395	442
Total current liabilities	1,860	2,258
Long-term debt	3,578	3,577
Underfunded retirement plans	92	89
Deferred tax liabilities	53	78
Other long-term liabilities	1,282	1,303
Total liabilities	6,865	7,305
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,770	1,776
Retained earnings	35,619	34,662
Treasury common stock at cost
Shares: March 31, 2018 – 759,098,020; December 31, 2017 – 757,657,217	(28,096)	(27,458)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(392)	(384)
Total stockholders’ equity	10,642	10,337
Total liabilities and stockholders’ equity	$17,507	$17,642

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(Millions of dollars)	2018	2017
Cash flows from operating activities
Net income	$1,366	$997
Adjustments to Net income:
Depreciation	137	139
Amortization of acquisition-related intangibles	80	80
Amortization of capitalized software	12	11
Stock compensation	70	68
Deferred taxes	(31)	9
Increase (decrease) from changes in:
Accounts receivable	(176)	(68)
Inventories	(97)	(53)
Prepaid expenses and other current assets	356	(71)
Accounts payable and accrued expenses	(51)	(78)
Accrued compensation	(372)	(356)
Income taxes payable	(131)	149
Changes in funded status of retirement plans	(15)	(14)
Other	(36)	(18)
Cash flows from operating activities	1,112	795

Cash flows from investing activities
Capital expenditures	(189)	(127)
Proceeds from asset sales	—	40
Purchases of short-term investments	(996)	(757)
Proceeds from short-term investments	1,455	1,120
Other	(4)	(9)
Cash flows from investing activities	266	267

Cash flows from financing activities
Repayment of debt	—	(250)
Dividends paid	(611)	(500)
Stock repurchases	(873)	(550)
Proceeds from common stock transactions	178	161
Other	(11)	(4)
Cash flows from financing activities	(1,317)	(1,143)

Net change in Cash and cash equivalents	61	(81)
Cash and cash equivalents at beginning of period	1,656	1,154
Cash and cash equivalents at end of period	$1,717	$1,073

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

Segment information

	For Three Months Ended
	March 31,
	2018	2017
Revenue:
Analog	$2,566	$2,256
Embedded Processing	926	803
Other	297	343
Total revenue	$3,789	$3,402

Operating profit:
Analog	$1,166	$935
Embedded Processing	328	240
Other	54	77
Total operating profit	$1,548	$1,252

Geographic area information

The following geographic area information includes revenue based on product shipment destination. The revenue information is not necessarily indicative of the geographic area in which the end applications containing our products are ultimately consumed because our products tend to be shipped to the locations where our customers manufacture their products. Specifically, many of our products are shipped to our customers in China who may include these parts in the manufacture of their own end products, which they may in turn export to their customers around the world.

	For Three Months Ended
	March 31,
	2018	2017
Revenue:
United States	$504	$399
Asia (a)	2,215	2,004
Europe, Middle East and Africa	771	683
Japan	220	250
Rest of world	79	66
Total revenue	$3,789	$3,402
(a)	Revenue from products shipped into China, including Hong Kong, was $1.6 billion and $1.5 billion in the three months ended March 31, 2018, and March 31, 2017, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017, except for the effects of adopting Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2018 and 2017, and the Consolidated Balance Sheet as of March 31, 2018, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2017. The results for the three-month periods are not necessarily indicative of a full year’s results.

Significant accounting policies and practices

Revenue recognition

We generate revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at the conclusion of a consignment process. We have a variety of types of contracts with our customers and distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay.

We recognize revenue from sales of our products, including sales to our distributors, at a point in time, generally upon shipment or delivery to the customer or distributor, depending upon the terms of the sales order. Control is considered transferred when title and risk of loss pass, when the customer becomes obligated to pay and, where required, when the customer has accepted the products. For sales to distributors, payment is due on our standard commercial terms and is not contingent upon resale of the products.

Revenue from sales of our products that is subject to inventory consignment agreements is recognized at a point in time, when the customer or distributor pulls product from consignment inventory that we store at designated locations. Transfer of control occurs at that point, when title and risk of loss transfers and the customer or distributor becomes obligated to pay for the products pulled from inventory. Until the products are pulled for use or sale by the customer or distributor, we retain control over the products’ disposition, including the right to pull back or relocate the products.

The amount of revenue recognized is adjusted based on allowances, which are prepared on a portfolio basis using a most likely amount methodology based on analysis of historical data, current economic conditions and contractual terms. These allowances, which are not material, generally include adjustments for pricing arrangements, product returns and incentives. The length of time between invoicing and payment is not significant under any of our payment terms. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component.

In addition, we record allowances for accounts receivable that we estimate may not be collected. We monitor collectability of accounts receivable primarily through review of accounts receivable aging. When collection is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made.

We recognize shipping fees, if any, received from customers in revenue. We include shipping and handling costs in COR. The majority of our customers pay these fees directly to third parties.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended March 31,
	2018			2017
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$1,366			$997
Income allocated to RSUs	(11)			(10)
Income allocated to common stock
for basic EPS calculation	$1,355	983	$1.38	$987	998	$.99

Adjustment for dilutive shares:
Stock compensation plans		22			21

Diluted EPS:
Net income	$1,366			$997
Income allocated to RSUs	(11)			(10)
Income allocated to common stock
for diluted EPS calculation	$1,355	1,005	$1.35	$987	1,019	$.97

Potentially dilutive securities representing 5 million and 6 million shares of common stock that were outstanding during the first quarters of 2018 and 2017, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of March 31, 2018. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

Changes in accounting standards – adopted standards for current period

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. We adopted Accounting Standards Codification Topic 606 (ASC 606) as of January 1, 2018, using the modified retrospective transition method applied only to contracts that were not completed as of the adoption date. The reported results for 2018 reflect the application of the new accounting guidance, while the reported results for prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605, Revenue Recognition (ASC 605).

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

The most significant impact from adopting the standard relates to our accounting for royalty income on licenses of intellectual property; however, the effect of such change during any individual reporting period will not materially impact our results of operations and financial position. Although royalty income is recorded within OI&E, the new revenue guidance applies to these agreements by analogy, and therefore, such agreements have been evaluated for ASC transition considerations. Under ASC 606, royalty income for our fixed-rate royalty agreements is bifurcated between two performance obligations: providing a right to use our initial patent portfolio and the right to access our future patents when those patents are developed. We have determined that the value of these agreements is allocated more heavily to the initial performance obligation. As a result, income from these agreements is recognized predominately at the time of contract execution rather than ratably over the life of the agreements, accelerating the timing of when we recognize royalty income in OI&E.

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities). These items are included in other current and non-current assets and liabilities on the Consolidated Balance Sheets.

The time frame between when the customer places an order for products and when it is shipped is less than 12 months. Generally, we invoice customers for payment upon shipment or when goods are pulled from consignment inventory, which results in an unconditional right to consideration. Our contract assets are primarily related to our rights to consideration for satisfied or partially satisfied performance obligations on our royalty agreements for which payment has not been received as of the reporting date.

We recognized an increase to opening retained earnings of $206 million, net of taxes, as of January 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact primarily related to our fixed payment patent licensing agreements that were not completed as of the adoption date. A contract asset of $283 million and deferred tax liabilities of $55 million were recorded as of January 1, 2018, related to the transition period adjustments.

Occasionally, as of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Similarly, we do not disclose information for variable-rate consideration on our sales-based or usage-based royalties for our patent licenses.

For royalty income from licensing our patent portfolios, income is allocated to performance obligations that have not yet been satisfied. The remaining performance obligations represent contracted income that has not yet been recognized, including amounts that will be invoiced and recognized as income in future periods. As of March 31, 2018, we had $75 million of remaining performance obligations that had not yet been satisfied. We expect to recognize approximately 20 percent of our remaining performance obligations as income over the next 12 months and the remainder thereafter.

As of March 31, 2018, we had contract assets of $273 million. During the three months ended March 31, 2018, our contract assets were reduced by $10 million, due to $14 million of cash received offset by $4 million of income recognized.

We incur commission expenses paid to internal sales personnel that are incremental to obtaining contracts with customers. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are included in SG&A.

Other standards

The following standards were adopted during the current period and did not have a material impact on our financial position and results of operations:

ASU	Description	Adopted Date
ASU No. 2016-01	Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
ASU No. 2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business	January 1, 2018
ASU No. 2017-05

Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

January 1, 2018

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Changes in accounting standards – standards not yet adopted

ASU No. 2016-02, Leases (Topic 842)

This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis. In March 2018, the FASB tentatively approved an optional transition method to initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019, rather than January 1, 2017, financial statements. This would eliminate the need to restate amounts presented prior to January 1, 2019. We plan to adopt the standard effective January 1, 2019, and expect to elect this optional transition method. We are currently evaluating the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

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

ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

This standard allows a reclassification of stranded tax effects as a result of the U.S. Tax Cuts and Jobs Act (the Tax Act) from accumulated other comprehensive income to retained earnings. The provisions from this guidance are effective for interim and annual periods beginning after January 1, 2019. Early adoption is permitted. This standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the Tax Act are recognized. We plan to adopt this standard during the interim period in which we complete our accounting for the tax effects of the enactment of the Tax Act, applying the guidance to the period of adoption. This standard will have no impact on our results of operations. We are currently evaluating the potential impact of this standard on our financial position.

3. Income taxes

Our Provision for income taxes was $187 million and $258 million for the first quarters of 2018 and 2017, respectively.

Our estimated annual effective tax rate is about 20 percent, which does not include discrete tax items. This differs from the 21 percent statutory corporate tax rate due to the effect of U.S. tax benefits, offset by a 2018 transitional tax effect.

We have included the provisions of the Tax Act in the calculation of our estimated annual effective tax rate. The estimates could change when additional information on implementation of the provisions of the Tax Act becomes available.

The Tax Act was enacted on December 22, 2017. We have not completed our accounting for the tax effects of enactment of the Tax Act. We have made reasonable estimates of the tax on indefinitely reinvested earnings and the effects on our existing deferred tax balances. This resulted in additional tax expense in 2017 of $773 million, consisting of $714 million related to the tax on indefinitely reinvested earnings and $59 million related to remeasuring our existing deferred tax balances.

The tax on indefinitely reinvested earnings is based on our non-U.S. post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We have not yet completed our calculation of the total post-1986 E&P for these non-U.S. subsidiaries.

In the first quarter of 2018 we reduced the amount of income tax expense recorded for indefinitely reinvested earnings to $669 million from $714 million recorded in 2017. This adjustment did not affect the estimated annual effective tax rate for 2018.

The calculations of the tax effect of the Tax Act for both indefinitely reinvested earnings and deferred tax assets and liabilities are expected to be completed with the preparation of the U.S. 2017 tax return in the third quarter of 2018.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Provision for income taxes is based on the following:

	For Three Months Ended
	March 31,
	2018	2017
Taxes calculated using the estimated annual effective tax rate	$316	$382
Discrete tax items	(129)	(124)
Provision for income taxes	$187	$258

Estimated annual effective tax rate	20%	30%
Actual effective tax rate	12%	21%

4. Valuation of debt and equity investments and certain liabilities

Debt and equity investments

We classify our investments as available for sale, trading, equity method or non-marketable equity. Most of our investments are debt securities, which are classified as available for sale.

Available-for-sale and trading securities are stated at fair value, which is generally based on market prices or broker quotes. See Fair-value considerations below. Unrealized gains and losses from available-for-sale debt securities are recorded as an increase or decrease, net of taxes, in AOCI on our Consolidated Balance Sheets. We record other-than-temporary impairments on available-for-sale debt securities in OI&E in our Consolidated Statements of Income.

We classify certain mutual funds as trading securities. These mutual funds hold a variety of debt and equity investments intended to generate returns that offset changes in certain deferred compensation liabilities. We record changes in the fair value of these mutual funds and the related deferred compensation liabilities in SG&A.

Our other investments include equity-method investments and non-marketable equity investments, which are not measured at fair value. These investments consist of interests in venture capital funds and other non-marketable equity securities. Gains and losses from equity-method investments are recognized in OI&E based on our ownership share of the investee’s financial results.

Details of our investments are as follows:

	March 31, 2018			December 31, 2017
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$369	$—	$—	$525	$—	$—
Corporate obligations	413	764	—	172	698	—
U.S. government agency and Treasury securities	699	1,598	—	700	2,115	—
Trading securities:
Mutual funds	—	—	243	—	—	236
Total	1,481	2,362	243	1,397	2,813	236

Other measurement basis:
Equity-method investments	—	—	24	—	—	26
Non-marketable equity investments	—	—	4	—	—	6
Cash on hand	236	—	—	259	—	—
Total	$1,717	$2,362	$271	$1,656	$2,813	$268

As of March 31, 2018, and December 31, 2017, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the three months ended March 31, 2018, and March 31, 2017.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

For the three months ended March 31, 2018, and March 31, 2017, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.46 billion and $1.12 billion, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of our available-for-sale investments as of March 31, 2018:

Due	Fair Value
One year or less	$3,833
One to two years	10

Other-than-temporary declines and impairments in the values of our available-for-sale investments, which were recognized in OI&E, were not material in the three months ended March 31, 2018, and March 31, 2017.

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

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of March 31, 2018 and December 31, 2017, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$369	$—	$369	$525	$—	$525
Corporate obligations	—	1,177	1,177	—	870	870
U.S. government agency and Treasury securities	2,247	50	2,297	2,765	50	2,815
Mutual funds	243	—	243	236	—	236
Total assets	$2,859	$1,227	$4,086	$3,526	$920	$4,446

Liabilities:
Deferred compensation	$256	$—	$256	$255	$—	$255
Total liabilities	$256	$—	$256	$255	$—	$255

5. Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion as of March 31, 2018, and December 31, 2017. There was no impairment of goodwill during the three months ended March 31, 2018, or March 31, 2017.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

The components of Acquisition-related intangibles are as follows:

	Amortization	March 31, 2018			December 31, 2017
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,130	$1,415	$715	$2,130	$1,361	$769
Customer relationships	8	810	659	151	810	633	177
Total		$2,940	$2,074	$866	$2,940	$1,994	$946

Amortization of acquisition-related intangibles was $80 million for the first quarters of both 2018 and 2017. Fully amortized assets are written off against accumulated amortization.

6. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended March 31,	2018	2017	2018	2017	2018	2017
Service cost	$5	$5	$1	$1	$9	$9
Interest cost	9	10	4	4	12	11
Expected return on plan assets	(11)	(10)	(4)	(4)	(17)	(16)
Recognized net actuarial loss	4	4	1	1	5	7
Amortization of prior service credit	—	—	(1)	(1)	—	—
Net periodic benefit costs	7	9	1	1	9	11
Settlement losses	2	6	—	—	—	—
Total, including other postretirement losses	$9	$15	$1	$1	$9	$11

7. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of March 31, 2018, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2023. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of March 31, 2018, our credit facility was undrawn, and we had no commercial paper outstanding.

Long-term debt

On April 30, 2018, we agreed to issue $1.30 billion principal amount of debt that we expect to use for general corporate purposes, including to replenish our cash on hand following the repayment of maturing debt. The offering is expected to close on May 7, 2018.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Long-term debt outstanding is as follows:

	March 31,	December 31,
	2018	2017
Notes due 2018 at 1.00%	500	500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	550	550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2027 at 2.90%	500	500
Total debt	4,100	4,100
Net unamortized discounts, premiums and debt issuance costs	(22)	(23)
Total debt, including net unamortized discounts, premiums and debt issuance costs	4,078	4,077
Current portion of long-term debt	(500)	(500)
Long-term debt	$3,578	$3,577

Interest and debt expense was $23 million and $18 million for the first quarters of 2018 and 2017, respectively. This was net of the amortization of the debt discounts, premiums and debt issuance costs. Capitalized interest was not material.

8. Contingencies

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

9. Supplemental financial information

Acquisition charges

Acquisition charges represent the ongoing amortization of intangible assets resulting from the acquisition of National Semiconductor Corporation. These amounts are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments. See Note 5 for additional information.

Restructuring charges/other

Restructuring charges/other are included in Other for segment reporting purposes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

As of March 31, 2018, we have recognized $21 million of restructuring charges for severance and benefit costs related to the previously reported reorganization of the product lines within our two reportable segments. We have paid $18 million to terminated employees for severance and benefits. Any further charges are not expected to be material.

As of March 31, 2018, we have recognized $33 million of restructuring charges for severance and benefits costs, as well as accelerated depreciation, related to the phase out of a manufacturing facility in Greenock, Scotland. Total restructuring charges, primarily severance and benefit costs, are estimated to be about $40 million. The remaining charges are expected to be recognized through 2019.

Changes in accrued restructuring balances are as follows:

Balance, December 31, 2017	$29
Restructuring charges	1
Non-cash items (a)	1
Payments	(2)
Balance, March 31, 2018	$29
(a)	Reflects charges for impacts of accelerated depreciation and changes in exchange rates.

The restructuring accrual balances are primarily reported as a component of either Accrued expenses and other liabilities or Other long-term liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the periods ended March 31, 2018, and March 31, 2017. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended
	March 31,		Impact to Related
	2018	2017	Statement of Income Lines
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$12	$18	Decrease to OI&E
Tax effect	(3)	(6)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$9	$12	Decrease to Net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$(1)	$(1)	Increase to OI&E
Tax effect	—	—	Increase to Provision for income taxes
Recognized within Net income, net of taxes	$(1)	$(1)	Increase to Net income
(a)	Detailed in Note 6.

Stock compensation

Total shares of 6,893,414 were issued from treasury shares during the first quarter of 2018 related to stock compensation.

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

Performance summary

Our first-quarter revenue was $3.79 billion, net income was $1.37 billion and earnings per share (EPS) were $1.35. Earnings per share include 14 cents in tax-related benefits not in our original guidance.

Revenue increased 11 percent from the same quarter a year ago. Demand for our Analog and Embedded Processing products continued to be strong in the industrial and automotive markets.

Our cash flow from operations of $5.7 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was up 17 percent from a year ago to $4.9 billion, or 32.1 percent of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

We have returned $5.1 billion to owners in the past 12 months through stock repurchases and dividends, consistent with our strategy to return to owners all of our free cash flow. Over the last 12 months, our dividends represented 45 percent of free cash flow, emphasizing their sustainability.

We now expect our ongoing annual operating tax rate to be about 16 percent starting in 2019 and 20 percent in 2018, lower than our previous expectation of 18 percent and 23 percent, respectively.

For an explanation of free cash flow and the term “annual operating tax rate,” see the Non-GAAP financial information section.

Results of operations – first-quarter 2018 compared with first-quarter 2017

Revenue increased $387 million, or 11 percent, due to higher revenue from Analog and Embedded Processing.

Gross profit of $2.45 billion was up $303 million, or 14 percent, due to higher revenue and lower manufacturing costs. As a percentage of revenue, gross profit increased to 64.6 percent from 63.0 percent.

Operating expenses (R&D and SG&A) were $818 million compared with $808 million.

Acquisition charges of $80 million were non-cash. See Note 9 to the financial statements.

Operating profit was $1.55 billion, or 40.9 percent of revenue, compared with $1.25 billion, or 36.8 percent of revenue.

OI&E was $28 million of income compared with $21 million.

Our Provision for income taxes was $187 million compared with $258 million, which includes discrete tax benefits of $129 million and $124 million, respectively. The decrease in our tax provision was primarily due to a lower U.S. statutory corporate tax rate and other net benefits resulting from the U.S. Tax Cuts and Jobs Act (the Tax Act), partially offset by higher income before income taxes. The $129 million discrete tax benefits include $82 million due to stock-based compensation, $45 million due to updated estimates related to the Tax Act, and $2 million of other net tax benefits.

Our annual operating tax rate, which does not include discrete tax items, is about 20 percent compared with 31 percent in 2017. We use “annual operating tax rate” to describe the estimated annual effective tax rate. The 2018 rate differs from the 21 percent U.S. statutory corporate tax rate due to the effect of U.S. tax benefits, offset by a transitional non-cash tax expense.

Net income was $1.37 billion compared with $997 million. EPS was $1.35 compared with $0.97.

First-quarter 2018 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes Power, Signal Chain and High Volume product lines)

	1Q18	1Q17	Change
Revenue	$2,566	$2,256	14%
Operating profit	1,166	935	25%
Operating profit % of revenue	45.4%	41.4%

Analog revenue increased due to Power and, to a lesser extent, Signal Chain. High Volume revenue was about even. Operating profit increased due to higher revenue and associated gross profit.

Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	1Q18	1Q17	Change
Revenue	$926	$803	15%
Operating profit	328	240	37%
Operating profit % of revenue	35.4%	29.9%

Embedded Processing revenue increased in both product lines, led by Processors. Operating profit increased primarily due to higher revenue and associated gross profit.

Other (includes DLP® products, calculators and custom ASIC products)

	1Q18	1Q17	Change
Revenue	$297	$343	(13)%
Operating profit*	54	77	(30)%
Operating profit % of revenue	18.2%	22.4%

* Includes Acquisition charges and Restructuring charges/other

Other revenue decreased by $46 million, and operating profit declined by $23 million.

Financial condition

At the end of the first quarter of 2018, total cash (Cash and cash equivalents plus Short-term investments) was $4.08 billion, a decrease of $390 million from the end of 2017.

Accounts receivable were $1.45 billion, an increase of $176 million compared with the end of 2017. Days sales outstanding at the end of the first quarter of 2018 were 35 compared with 31 at the end of 2017.

Inventory was $2.03 billion, an increase of $75 million from the end of 2017. Days of inventory at the end of the first quarter of 2018 were 136 compared with 134 at the end of 2017.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first three months of 2018 were $1.11 billion, an increase of $317 million from the year-ago period. This increase was primarily due to higher Net income.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2023. This credit facility also serves as support for the issuance of commercial paper. As of March 31, 2018, our credit facility was undrawn, and we had no commercial paper outstanding.

Investing activities for the first three months of 2018 provided $266 million compared with $267 million in the year-ago period. Capital expenditures were $189 million compared with $127 million in the year-ago period and were primarily for semiconductor manufacturing equipment in both periods. We had proceeds from sales of short-term investments, net of purchases, that provided cash of $459 million compared with $363 million in the year-ago period.

Financing activities for the first three months of 2018 used $1.32 billion compared with $1.14 billion in the year-ago period. In the year-ago period, we repaid $250 million of maturing debt. Dividends paid were $611 million compared with $500 million in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $873 million to repurchase 8.2 million shares of our common stock compared with $550 million used in the year-ago period to repurchase 7.1 million shares. Employee exercises of stock options provided cash proceeds of $178 million compared with $161 million in the year-ago period.

On April 30, 2018, we agreed to issue $1.30 billion principal amount of debt that we expect to use for general corporate purposes, including to replenish our cash on hand following the repayment of maturing debt. The offering is expected to close on May 7, 2018.

We had $1.72 billion of Cash and cash equivalents and $2.36 billion of Short-term investments as of March 31, 2018. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2018	2017	Change
Cash flow from operations (GAAP)	$5,680	$4,756	19%
Capital expenditures	(757)	(534)
Free cash flow (non-GAAP)	$4,923	$4,222	17%

Revenue	$15,348	$13,764

Cash flow from operations as a percent of revenue (GAAP)	37.0%	34.6%
Free cash flow as a percent of revenue (non-GAAP)	32.1%	30.7%

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

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2017.

Critical accounting policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is discussed in Note 2 of our consolidated financial statements.

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

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors.

Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2017, and is incorporated by reference herein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs(1)	Programs(1)
January 1, 2018 through January 31, 2018	3,446,350	$110.91	2,978,806	$8.91	billion
February 1, 2018 through February 28, 2018	3,814,825	104.01	3,814,825	8.52	billion
March 1, 2018 through March 31, 2018	1,540,586	105.76	1,540,586	8.35	billion

Total	8,801,761 (2)	$107.02 (2)	8,334,217	$8.35	billion(3)

(1)

All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced September 17, 2015. On September 21, 2017, our board of directors authorized the purchase of an additional $6.0 billion of our common stock.

(2)	In addition to open-market purchases, 467,544 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(3)

As of March 31, 2018, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2015 and the $6.0 billion authorized in September 2017. No expiration date has been specified for these authorizations.

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

Date: May 3, 2018