Form 10-Q
period 2018-06-30
TEXAS INSTRUMENTS INC
filed 2018-08-02
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

972,195,072

Number of shares of Registrant’s common stock outstanding as of

July 24, 2018

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(Millions of dollars, except share and per-share amounts)	2018	2017	2018	2017
Revenue	$4,017	$3,693	$7,806	$7,095
Cost of revenue (COR)	1,398	1,319	2,740	2,577
Gross profit	2,619	2,374	5,066	4,518
Research and development (R&D)	384	378	769	747
Selling, general and administrative (SG&A)	441	434	874	873
Acquisition charges	79	79	159	159
Restructuring charges/other	3	3	4	7
Operating profit	1,712	1,480	3,260	2,732
Other income (expense), net (OI&E)	24	26	52	47
Interest and debt expense	30	20	53	38
Income before income taxes	1,706	1,486	3,259	2,741
Provision for income taxes	301	430	488	688
Net income	$1,405	$1,056	$2,771	$2,053

Earnings per common share (EPS):
Basic	$1.43	$1.05	$2.80	$2.04
Diluted	$1.40	$1.03	$2.75	$2.00

Average shares outstanding (millions):
Basic	977	994	980	996
Diluted	997	1,015	1,001	1,017

Cash dividends declared per common share	$.62	$.50	$1.24	$1.00

A portion of Net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,405	$1,056	$2,771	$2,053
Income allocated to RSUs	(11)	(10)	(22)	(20)
Income allocated to common stock for diluted EPS	$1,394	$1,046	$2,749	$2,033

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(Millions of dollars)	2018	2017	2018	2017
Net income	$1,405	$1,056	$2,771	$2,053
Other comprehensive income (loss), net of taxes
Net actuarial losses of defined benefit plans:
Adjustments	15	(3)	(1)	(15)
Recognized within Net income	9	11	18	23
Prior service credit of defined benefit plans:
Recognized within Net income	(1)	(1)	(2)	(2)
Derivative instruments:
Change in fair value	(2)	—	(2)	—
Other comprehensive income (loss)	21	7	13	6
Total comprehensive income	$1,426	$1,063	$2,784	$2,059

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	June 30,	December 31,
Consolidated Balance Sheets	2018	2017
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,919	$1,656
Short-term investments	2,211	2,813
Accounts receivable, net of allowances of ($9) and ($8)	1,551	1,278
Raw materials	155	126
Work in process	1,079	1,089
Finished goods	856	742
Inventories	2,090	1,957
Prepaid expenses and other current assets	821	1,030
Total current assets	9,592	8,734
Property, plant and equipment at cost	5,025	4,789
Accumulated depreciation	(2,170)	(2,125)
Property, plant and equipment	2,855	2,664
Long-term investments	271	268
Goodwill	4,362	4,362
Acquisition-related intangibles	787	946
Deferred tax assets	205	264
Capitalized software licenses	101	110
Overfunded retirement plans	205	208
Other long-term assets	149	86
Total assets	$18,527	$17,642

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$500
Accounts payable	492	466
Accrued compensation	472	722
Income taxes payable	120	128
Accrued expenses and other liabilities	382	442
Total current liabilities	1,466	2,258
Long-term debt	5,066	3,577
Underfunded retirement plans	82	89
Deferred tax liabilities	50	78
Other long-term liabilities	1,229	1,303
Total liabilities	7,893	7,305
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,867	1,776
Retained earnings	36,413	34,662
Treasury common stock at cost
Shares: June 30, 2018 – 766,450,417; December 31, 2017 – 757,657,217	(29,016)	(27,458)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(371)	(384)
Total stockholders’ equity	10,634	10,337
Total liabilities and stockholders’ equity	$18,527	$17,642

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(Millions of dollars)	2018	2017
Cash flows from operating activities
Net income	$2,771	$2,053
Adjustments to Net income:
Depreciation	281	273
Amortization of acquisition-related intangibles	159	159
Amortization of capitalized software	22	23
Stock compensation	144	143
Deferred taxes	(30)	(45)
Increase (decrease) from changes in:
Accounts receivable	(273)	(200)
Inventories	(155)	(157)
Prepaid expenses and other current assets	417	12
Accounts payable and accrued expenses	(45)	(66)
Accrued compensation	(249)	(225)
Income taxes payable	(11)	(236)
Changes in funded status of retirement plans	14	5
Other	(107)	(27)
Cash flows from operating activities	2,938	1,712

Cash flows from investing activities
Capital expenditures	(438)	(278)
Proceeds from asset sales	—	40
Purchases of short-term investments	(2,209)	(1,887)
Proceeds from short-term investments	2,830	2,385
Other	2	(1)
Cash flows from investing activities	185	259

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,500	605
Repayment of debt	(500)	(625)
Dividends paid	(1,217)	(998)
Stock repurchases	(1,891)	(1,200)
Proceeds from common stock transactions	280	245
Other	(32)	(12)
Cash flows from financing activities	(1,860)	(1,985)

Net change in Cash and cash equivalents	1,263	(14)
Cash and cash equivalents at beginning of period	1,656	1,154
Cash and cash equivalents at end of period	$2,919	$1,140

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

Segment information

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Analog	$2,690	$2,411	$5,256	$4,667
Embedded Processing	943	868	1,869	1,671
Other	384	414	681	757
Total revenue	$4,017	$3,693	$7,806	$7,095

Operating profit:
Analog	$1,263	$1,077	$2,429	$2,012
Embedded Processing	334	271	662	511
Other	115	132	169	209
Total operating profit	$1,712	$1,480	$3,260	$2,732

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

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
United States	$614	$472	$1,118	$871
Asia (a)	2,340	2,159	4,555	4,163
Europe, Middle East and Africa	764	733	1,535	1,416
Japan	218	261	438	511
Rest of world	81	68	160	134
Total revenue	$4,017	$3,693	$7,806	$7,095
(a)

Revenue from products shipped into China, including Hong Kong, was $1.7 billion and $1.6 billion in the second quarters of 2018 and 2017, respectively, and $3.3 billion and $3.1 billion in the first six months of 2018 and 2017, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017, except for the effects of adopting Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2018 and 2017, and the Consolidated Balance Sheet as of June 30, 2018, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2017. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended June 30,
	2018			2017
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$1,405			$1,056
Income allocated to RSUs	(11)			(10)
Income allocated to common stock
for basic EPS calculation	$1,394	977	$1.43	$1,046	994	$1.05

Adjustment for dilutive shares:
Stock compensation plans		20			21

Diluted EPS:
Net income	$1,405			$1,056
Income allocated to RSUs	(11)			(10)
Income allocated to common stock
for diluted EPS calculation	$1,394	997	$1.40	$1,046	1,015	$1.03

	For Six Months Ended June 30,
	2018			2017
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$2,771			$2,053
Income allocated to RSUs	(23)			(20)
Income allocated to common stock
for basic EPS calculation	$2,748	980	$2.80	$2,033	996	$2.04

Adjustment for dilutive shares:
Stock compensation plans		21			21

Diluted EPS:
Net income	$2,771			$2,053
Income allocated to RSUs	(22)			(20)
Income allocated to common stock
for diluted EPS calculation	$2,749	1,001	$2.75	$2,033	1,017	$2.00

Potentially dilutive securities representing 5 million and 6 million shares of common stock that were outstanding during the second quarters of 2018 and 2017, and during the first six months of 2018 and 2017, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

We do not use derivatives for speculative or trading purposes.

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of June 30, 2018. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

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

For royalty income from licensing our patent portfolios, income is allocated to performance obligations that have not yet been satisfied. The remaining performance obligations represent contracted income that has not yet been recognized, including amounts that will be invoiced and recognized as income in future periods. As of June 30, 2018, we had $72 million of remaining performance obligations that had not yet been satisfied. We expect to recognize 22 percent of our remaining performance obligations as income over the next 12 months and the remainder thereafter.

As of June 30, 2018, we had contract assets of $275 million. During the six months ended June 30, 2018, our contract assets were reduced by $8 million, due to $16 million of cash received offset by $8 million of income recognized.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

Changes in accounting standards – standards not yet adopted

ASU No. 2016-02, Leases (Topic 842)

This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. We do not expect to have any financing leases at the time of adoption. This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis. In July 2018, the FASB approved an optional transition method to initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019, rather than the January 1, 2017, financial statements. This will eliminate the need to restate amounts presented prior to January 1, 2019. We will adopt the standard effective January 1, 2019, and we expect to elect this optional transition method, as well as certain practical expedients permitted under the transition guidance within the standard. We are currently evaluating the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

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

3. Income taxes

Our Provision for income taxes was $301 million and $430 million for the second quarters of 2018 and 2017, respectively, and $488 million and $688 million for the first six months of 2018 and 2017, respectively.

Our estimated annual effective tax rate is about 20 percent, which does not include discrete tax items. This differs from the 21 percent statutory corporate tax rate due to the effect of U.S. tax benefits, offset by a 2018 transitional tax effect.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

The tax on indefinitely reinvested earnings is based on our non-U.S. post-1986 earnings and profits that we previously deferred from U.S. income taxes. We have not yet completed our calculation of the total post-1986 earnings and profits for these non-U.S. subsidiaries.

In the first quarter of 2018, we reduced the amount of income tax expense recorded for indefinitely reinvested earnings to $669 million from $714 million recorded in 2017. In the second quarter of 2018, we reduced the amount of income tax expense recorded for the effects of the Tax Act on our deferred tax balances to $50 million from $59 million recorded in 2017. These adjustments did not affect the estimated annual effective tax rate for 2018.

The calculations of the tax effect of the Tax Act for both indefinitely reinvested earnings and deferred tax assets and liabilities are expected to be completed with the preparation of the U.S. 2017 tax return in the fourth quarter of 2018.

Provision for income taxes is based on the following:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Taxes calculated using the estimated annual effective tax rate	$344	$458	$660	$840
Discrete tax items	(43)	(28)	(172)	(152)
Provision for income taxes	$301	$430	$488	$688

Estimated annual effective tax rate	20%	31%	20%	31%
Actual effective tax rate	18%	29%	15%	25%

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details of our investments are as follows:

	June 30, 2018			December 31, 2017
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$441	$—	$—	$525	$—	$—
Corporate obligations	474	1,150	—	172	698	—
U.S. government agency and Treasury securities	1,841	1,061	—	700	2,115	—
Trading securities:
Mutual funds	—	—	243	—	—	236
Total	2,756	2,211	243	1,397	2,813	236

Other measurement basis:
Equity-method investments	—	—	24	—	—	26
Non-marketable equity investments	—	—	4	—	—	6
Cash on hand	163	—	—	259	—	—
Total	$2,919	$2,211	$271	$1,656	$2,813	$268

As of June 30, 2018, and December 31, 2017, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first six months of 2018 and 2017.

Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.38 billion and $1.27 billion for the second quarters of 2018 and 2017, respectively, and $2.83 billion and $2.39 billion for the first six months of 2018 and 2017, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of our available-for-sale investments as of June 30, 2018:

Due	Fair Value
One year or less	$4,892
One to two years	75

Other-than-temporary declines and impairments in the values of our available-for-sale investments, which were recognized in OI&E, were not material in the first six months of 2018 and 2017.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of June 30, 2018 and December 31, 2017, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$441	$—	$441	$525	$—	$525
Corporate obligations	—	1,624	1,624	—	870	870
U.S. government agency and Treasury securities	2,902	—	2,902	2,765	50	2,815
Mutual funds	243	—	243	236	—	236
Total assets	$3,586	$1,624	$5,210	$3,526	$920	$4,446

Liabilities:
Deferred compensation	$263	$—	$263	$255	$—	$255
Total liabilities	$263	$—	$263	$255	$—	$255

5. Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion as of June 30, 2018, and December 31, 2017. There was no impairment of goodwill during the first six months of 2018 or 2017.

The components of Acquisition-related intangibles are as follows:

	Amortization	June 30, 2018			December 31, 2017
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,130	$1,469	$661	$2,130	$1,361	$769
Customer relationships	8	810	684	126	810	633	177
Total		$2,940	$2,153	$787	$2,940	$1,994	$946

Amortization of acquisition-related intangibles was $79 million for the second quarters of both 2018 and 2017, and $159 million for the first six months of both 2018 and 2017. Fully amortized assets are written off against accumulated amortization.

6. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended June 30,	2018	2017	2018	2017	2018	2017
Service cost	$5	$6	$1	$1	$9	$9
Interest cost	9	11	3	5	11	11
Expected return on plan assets	(10)	(10)	(3)	(5)	(17)	(15)
Recognized net actuarial loss	4	3	—	1	6	7
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Net periodic benefit costs	8	10	1	1	8	11
Settlement losses	—	4	—	—	1	1
Total, including other postretirement losses	$8	$14	$1	$1	$9	$12

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Six Months Ended June 30,	2018	2017	2018	2017	2018	2017
Service cost	$10	$11	$2	$2	$18	$18
Interest cost	18	21	7	9	23	22
Expected return on plan assets	(21)	(20)	(7)	(9)	(34)	(31)
Recognized net actuarial loss	8	7	1	2	11	14
Amortization of prior service credit	—	—	(1)	(2)	(1)	(1)
Net periodic benefit costs	15	19	2	2	17	22
Settlement losses	2	10	—	—	1	1
Total, including other postretirement losses	$17	$29	$2	$2	$18	$23

7. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of June 30, 2018, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2023. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of June 30, 2018, our credit facility was undrawn, and we had no commercial paper outstanding.

Long-term debt

We retired $500 million of maturing debt in May 2018.

In the second quarter of 2018, we issued an aggregate principal amount of $1.5 billion of fixed-rate, long-term debt due in 2048, comprised of the issuance of $1.3 billion in May 2018 and an additional $200 million in June 2018. We incurred $16 million of issuance and other related costs. We received $1.5 billion in proceeds, net of the original issuance discount and premium, to be used for general corporate purposes.

Long-term debt outstanding is as follows:

	June 30,	December 31,
	2018	2017
Notes due 2018 at 1.00%	$—	$500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	550	550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2027 at 2.90%	500	500
Notes due 2048 at 4.15%	1,500	—
Total debt	5,100	4,100
Net unamortized discounts, premiums and debt issuance costs	(34)	(23)
Total debt, including net unamortized discounts, premiums and debt issuance costs	5,066	4,077
Current portion of long-term debt	—	(500)
Long-term debt	$5,066	$3,577

Interest and debt expense was $30 million and $20 million for the second quarters of 2018 and 2017, respectively, and $53 million and $38 million for the first six months of 2018 and 2017, respectively. This was net of the amortization of the debt discounts, premiums and debt issuance costs. Capitalized interest was not material.

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

We have recognized $21 million of restructuring charges on a cumulative basis through June 30, 2018, for severance and benefit costs related to the previously reported reorganization of the product lines within our two reportable segments. We have paid $18 million to terminated employees for severance and benefits. Any further charges are not expected to be material.

We have recognized $36 million of restructuring charges on a cumulative basis through June 30, 2018, for severance and benefits costs, as well as accelerated depreciation, related to the phase out of a manufacturing facility in Greenock, Scotland. Total restructuring charges, primarily severance and benefit costs, are estimated to be about $40 million. The remaining charges are expected to be recognized through 2019.

Changes in accrued restructuring balances are as follows:

Balance, December 31, 2017	$29
Restructuring charges	4
Non-cash items (a)	(1)
Payments	(3)
Balance, June 30, 2018	$29
(a)	Reflects charges for impacts of accelerated depreciation and changes in exchange rates.

The restructuring accrual balances are primarily reported as a component of either Accrued expenses and other liabilities or Other long-term liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the first six months of 2018 and 2017. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,		Impact to Related
	2018	2017	2018	2017	Statement of Income Lines
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$11	$16	$23	$34	Decrease to OI&E
Tax effect	(2)	(5)	(5)	(11)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$9	$11	$18	$23	Decrease to Net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$(1)	$(2)	$(2)	$(3)	Increase to OI&E
Tax effect	—	1	—	1	Increase to Provision for income taxes
Recognized within Net income, net of taxes	$(1)	$(1)	$(2)	$(2)	Increase to Net income
(a)	Detailed in Note 6.

Stock compensation

Total shares of 2,135,405 and 9,028,819 were issued from treasury shares during the second quarter and first six months of 2018, respectively, related to stock compensation.

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

Performance summary

Our second-quarter revenue was $4.02 billion, net income was $1.41 billion and earnings per share (EPS) were $1.40. EPS included a 3 cent discrete tax benefit not in our original guidance.

Revenue increased 9 percent from the same quarter a year ago. Demand for our Analog and Embedded Processing products continued to be strong in the industrial and automotive markets.

Our cash flow from operations of $6.6 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was $5.7 billion, or 36.6 percent of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

We have returned $5.6 billion to owners in the past 12 months through stock repurchases and dividends, and our strategy to return to owners all of our free cash flow remains consistent. Over the last 12 months, our dividends represented 41 percent of free cash flow, emphasizing their sustainability.

We continue to expect our ongoing annual operating tax rate to be about 20 percent in 2018 and 16 percent starting in 2019.

For an explanation of free cash flow and the term “annual operating tax rate,” see the Non-GAAP financial information section.

Results of operations – second-quarter 2018 compared with second-quarter 2017

Revenue of $4.02 billion increased $324 million, or 9 percent, due to higher revenue from Analog and Embedded Processing.

Gross profit of $2.62 billion was up $245 million, or 10 percent, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 65.2 percent from 64.3 percent.

Operating expenses (R&D and SG&A) were $825 million compared with $812 million.

Acquisition charges of $79 million were non-cash. See Note 9 to the financial statements.

Operating profit was $1.71 billion, or 42.6 percent of revenue, compared with $1.48 billion, or 40.1 percent of revenue.

OI&E was $24 million of income compared with $26 million of income.

Our Provision for income taxes was $301 million compared with $430 million, which includes discrete tax benefits of $43 million and $28 million, respectively. The decrease in our tax provision was primarily due to a lower U.S. statutory corporate tax rate and other net benefits resulting from the U.S. Tax Cuts and Jobs Act (the Tax Act), partially offset by higher income before income taxes.

Our annual operating tax rate, which does not include discrete tax items, is about 20 percent compared with 31 percent in 2017. We use “annual operating tax rate” to describe the estimated annual effective tax rate. The 2018 rate differs from the 21 percent U.S. statutory corporate tax rate due to the effect of U.S. tax benefits, offset by a transitional non-cash tax expense.

Net income was $1.41 billion compared with $1.06 billion. EPS was $1.40 compared with $1.03.

Second-quarter 2018 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes Power, Signal Chain and High Volume product lines)

	2Q18	2Q17	Change
Revenue	$2,690	$2,411	12%
Operating profit	1,263	1,077	17%
Operating profit % of revenue	47.0%	44.7%

Analog revenue increased due to Power and, to a lesser extent, Signal Chain. High Volume revenue decreased due to the mix of products shipped. Operating profit increased due to higher revenue and associated gross profit.

Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	2Q18	2Q17	Change
Revenue	$943	$868	9%
Operating profit	334	271	23%
Operating profit % of revenue	35.4%	31.2%

Embedded Processing revenue increased in both product lines about equally. Operating profit increased primarily due to higher revenue and associated gross profit.

Other (includes DLP® products, calculators and custom ASIC products)

	2Q18	2Q17	Change
Revenue	$384	$414	(7)%
Operating profit*	115	132	(13)%
Operating profit % of revenue	29.9%	31.9%

* Includes Acquisition charges and Restructuring charges/other

Other revenue decreased by $30 million, and operating profit declined by $17 million.

Results of operations – first six months of 2018 compared with first six months of 2017

Revenue of $7.81 billion increased $711 million, or 10 percent, due to higher revenue from Analog and Embedded Processing.

Gross profit of $5.07 billion was up $548 million, or 12 percent, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 64.9 percent from 63.7 percent.

Operating expenses were $1.64 billion compared with $1.62 billion.

Acquisition charges of $159 million were non-cash. See Note 9 to the financial statements.

Operating profit was $3.26 billion, or 41.8 percent of revenue, compared with $2.73 billion, or 38.5 percent of revenue.

OI&E was $52 million of income compared with $47 million of income.

Our Provision for income taxes was $488 million compared with $688 million, which includes discrete tax benefits of $172 million and $152 million, respectively. The decrease in our tax provision was primarily due to a lower U.S. statutory corporate tax rate and other net benefits resulting from the Tax Act, partially offset by higher income before income taxes.

Net income was $2.77 billion compared with $2.05 billion. EPS was $2.75 compared with $2.00.

Year-to-date segment results

Our segment results compared with the year-ago period are as follows:

Analog

	YTD 2018	YTD 2017	Change
Revenue	$5,256	$4,667	13%
Operating profit	2,429	2,012	21%
Operating profit % of revenue	46.2%	43.1%

Analog revenue increased due to Power and, to a lesser extent, Signal Chain. High Volume revenue decreased due to the mix of products shipped. Operating profit increased due to higher revenue and associated gross profit.

Embedded Processing

	YTD 2018	YTD 2017	Change
Revenue	$1,869	$1,671	12%
Operating profit	662	511	30%
Operating profit % of revenue	35.4%	30.6%

Embedded Processing revenue increased in both product lines, led by Processors. Operating profit increased primarily due to higher revenue and associated gross profit.

Other

	YTD 2018	YTD 2017	Change
Revenue	$681	$757	(10)%
Operating profit*	169	209	(19)%
Operating profit % of revenue	24.8%	27.6%

* Includes Acquisition charges and Restructuring charges/other.

Other revenue decreased by $76 million, and operating profit declined by $40 million.

Financial condition

At the end of the second quarter of 2018, total cash (Cash and cash equivalents plus Short-term investments) was $5.13 billion, an increase of $661 million from the end of 2017.

Accounts receivable were $1.55 billion, an increase of $273 million compared with the end of 2017. Days sales outstanding at the end of the second quarter of 2018 were 35 compared with 31 at the end of 2017.

Inventory was $2.09 billion, an increase of $133 million from the end of 2017. Days of inventory at the end of the second quarter of 2018 were 135 compared with 134 at the end of 2017.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first six months of 2018 were $2.94 billion, an increase of $1.23 billion from the year-ago period. This increase was due to higher Net income and a reduction in cash used for working capital, both of which benefited from a lower tax rate.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2023. This credit facility also serves as support for the issuance of commercial paper. As of June 30, 2018, our credit facility was undrawn, and we had no commercial paper outstanding.

Investing activities for the first six months of 2018 provided $185 million compared with $259 million in the year-ago period. Capital expenditures were $438 million compared with $278 million in the year-ago period and were primarily for semiconductor manufacturing equipment in both periods. We had proceeds from sales of short-term investments, net of purchases, that provided cash of $621 million compared with $498 million in the year-ago period.

Financing activities for the first six months of 2018 used $1.86 billion compared with $1.99 billion in the year-ago period. In 2018, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. In the year-ago period, we received net proceeds of $605 million from the issuance of fixed-rate, long-term debt and retired maturing debt of $625 million. Dividends paid were $1.22 billion compared with $998 million in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $1.89 billion to repurchase 17.8 million shares of our common stock compared with $1.20 billion used in the year-ago period to repurchase 15.2 million shares. Employee exercises of stock options provided cash proceeds of $280 million compared with $245 million in the year-ago period.

We had $2.92 billion of Cash and cash equivalents and $2.21 billion of Short-term investments as of June 30, 2018. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2018	2017	Change
Cash flow from operations (GAAP)	$6,589	$4,564	44%
Capital expenditures	(855)	(527)
Free cash flow (non-GAAP)	$5,734	$4,037	42%

Revenue	$15,672	$14,184

Cash flow from operations as a percent of revenue (GAAP)	42.0%	32.2%
Free cash flow as a percent of revenue (non-GAAP)	36.6%	28.5%

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

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2017. Additionally, in the first six months of 2018, we issued $1.50 billion principal amount of 4.15 percent notes maturing in 2048 and retired $500 million of maturing debt.

Critical accounting policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is discussed in Note 2 of our financial statements.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2018 through April 30, 2018	4,568,941		$101.79	4,566,831	$7.89	billion
May 1, 2018 through May 31, 2018	4,417,417		107.98	4,417,417	7.41	billion
June 1, 2018 through June 30, 2018	503,554		115.48	503,554	7.35	billion
Total	9,489,912	(b)	$105.40 (b)	9,487,802	$7.35	billion (c)
(a)

All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced September 17, 2015. On September 21, 2017, our board of directors authorized the purchase of an additional $6.0 billion of our common stock.

(b)	In addition to open-market purchases, 2,110 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(c)

As of June 30, 2018, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2015 and the $6.0 billion authorized in September 2017. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
3(a)

Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed December 12, 2016).
4(a)	Officer’s Certificate, dated May 7, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 2018).
4(b)	Officer’s Certificate, dated June 8, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 8, 2018).
10(a)	Texas Instruments 2018 Director Compensation Plan.†
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. †
101.ins	XBRL Instance Document†
101.def	XBRL Taxonomy Extension Definition Linkbase Document†
101.sch	XBRL Taxonomy Extension Schema Document†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document†
101.lab	XBRL Taxonomy Extension Label Linkbase Document†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document†
†	Filed or furnished herewith.

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

Date: August 2, 2018