Form 10-Q
period 2018-09-30
TEXAS INSTRUMENTS INC
filed 2018-11-02
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

960,543,238

Number of shares of Registrant’s common stock outstanding as of

October 23, 2018

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(Millions of dollars, except share and per-share amounts)	2018	2017	2018	2017
Revenue	$4,261	$4,116	$12,067	$11,211
Cost of revenue (COR)	1,457	1,460	4,197	4,037
Gross profit	2,804	2,656	7,870	7,174
Research and development (R&D)	390	375	1,159	1,122
Selling, general and administrative (SG&A)	396	412	1,270	1,285
Acquisition charges	80	80	239	239
Restructuring charges/other	1	1	5	8
Operating profit	1,937	1,788	5,197	4,520
Other income (expense), net (OI&E)	23	20	75	67
Interest and debt expense	36	19	89	57
Income before income taxes	1,924	1,789	5,183	4,530
Provision for income taxes	354	504	842	1,192
Net income	$1,570	$1,285	$4,341	$3,338

Earnings per common share (EPS):
Basic	$1.61	$1.29	$4.41	$3.33
Diluted	$1.58	$1.26	$4.32	$3.26

Average shares outstanding (millions):
Basic	969	988	976	993
Diluted	989	1,008	997	1,014

Cash dividends declared per common share	$.62	$.50	$1.86	$1.50

A portion of Net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,570	$1,285	$4,341	$3,338
Income allocated to RSUs	(11)	(11)	(34)	(31)
Income allocated to common stock for diluted EPS	$1,559	$1,274	$4,307	$3,307

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(Millions of dollars)	2018	2017	2018	2017
Net income	$1,570	$1,285	$4,341	$3,338
Other comprehensive income (loss), net of taxes
Net actuarial losses of defined benefit plans:
Adjustments	3	(1)	2	(16)
Recognized within Net income	15	17	33	40
Prior service credit of defined benefit plans:
Recognized within Net income	(1)	(1)	(3)	(3)
Derivative instruments:
Change in fair value	—	—	(2)	—
Other comprehensive income (loss)	17	15	30	21
Total comprehensive income	$1,587	$1,300	$4,371	$3,359

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	September 30,	December 31,
Consolidated Balance Sheets	2018	2017
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,502	$1,656
Short-term investments	3,611	2,813
Accounts receivable, net of allowances of ($13) and ($8)	1,585	1,278
Raw materials	171	126
Work in process	1,058	1,089
Finished goods	887	742
Inventories	2,116	1,957
Prepaid expenses and other current assets	654	1,030
Total current assets	9,468	8,734
Property, plant and equipment at cost	5,250	4,789
Accumulated depreciation	(2,199)	(2,125)
Property, plant and equipment	3,051	2,664
Long-term investments	278	268
Goodwill	4,362	4,362
Acquisition-related intangibles	707	946
Deferred tax assets	243	264
Capitalized software licenses	94	110
Overfunded retirement plans	220	208
Other long-term assets	150	86
Total assets	$18,573	$17,642

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$749	$500
Accounts payable	492	466
Accrued compensation	613	722
Income taxes payable	104	128
Accrued expenses and other liabilities	424	442
Total current liabilities	2,382	2,258
Long-term debt	4,318	3,577
Underfunded retirement plans	86	89
Deferred tax liabilities	43	78
Other long-term liabilities	1,228	1,303
Total liabilities	8,057	7,305
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred. None issued.	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,918	1,776
Retained earnings	37,378	34,662
Treasury common stock at cost
Shares: September 30, 2018 – 775,952,837; December 31, 2017 – 757,657,217	(30,167)	(27,458)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(354)	(384)
Total stockholders’ equity	10,516	10,337
Total liabilities and stockholders’ equity	$18,573	$17,642

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(Millions of dollars)	2018	2017
Cash flows from operating activities
Net income	$4,341	$3,338
Adjustments to Net income:
Depreciation	432	406
Amortization of acquisition-related intangibles	239	239
Amortization of capitalized software	34	35
Stock compensation	190	197
Deferred taxes	(82)	(47)
Increase (decrease) from changes in:
Accounts receivable	(307)	(306)
Inventories	(181)	(118)
Prepaid expenses and other current assets	568	43
Accounts payable and accrued expenses	6	(19)
Accrued compensation	(112)	(85)
Income taxes payable	11	(226)
Changes in funded status of retirement plans	26	36
Other	(121)	(59)
Cash flows from operating activities	5,044	3,434

Cash flows from investing activities
Capital expenditures	(808)	(464)
Proceeds from asset sales	—	40
Purchases of short-term investments	(5,308)	(3,105)
Proceeds from short-term investments	4,545	3,305
Other	(12)	(5)
Cash flows from investing activities	(1,583)	(229)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,500	605
Repayment of debt	(500)	(625)
Dividends paid	(1,819)	(1,493)
Stock repurchases	(3,091)	(1,850)
Proceeds from common stock transactions	335	321
Other	(40)	(21)
Cash flows from financing activities	(3,615)	(3,063)

Net change in Cash and cash equivalents	(154)	142
Cash and cash equivalents at beginning of period	1,656	1,154
Cash and cash equivalents at end of period	$1,502	$1,296

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

Segment information

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Analog	$2,907	$2,698	$8,163	$7,365
Embedded Processing	894	931	2,763	2,602
Other	460	487	1,141	1,244
Total revenue	$4,261	$4,116	$12,067	$11,211

Operating profit:
Analog	$1,447	$1,268	$3,876	$3,280
Embedded Processing	309	325	971	836
Other	181	195	350	404
Total operating profit	$1,937	$1,788	$5,197	$4,520

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

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
United States	$665	$563	$1,783	$1,434
Asia (a)	2,520	2,398	7,075	6,561
Europe, Middle East and Africa	769	812	2,304	2,228
Japan	218	272	656	783
Rest of world	89	71	249	205
Total revenue	$4,261	$4,116	$12,067	$11,211
(a)

Revenue from products shipped into China, including Hong Kong, was $2.0 billion and $1.8 billion in the third quarters of 2018 and 2017, respectively, and $5.3 billion and $4.9 billion in the first nine months of 2018 and 2017, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017, except for the effects of adopting Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2018 and 2017, and the Consolidated Balance Sheet as of September 30, 2018, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2017. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended September 30,
	2018			2017
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$1,570			$1,285
Income allocated to RSUs	(12)			(11)
Income allocated to common stock
for basic EPS calculation	$1,558	969	$1.61	$1,274	988	$1.29

Adjustment for dilutive shares:
Stock compensation plans		20			20

Diluted EPS:
Net income	$1,570			$1,285
Income allocated to RSUs	(11)			(11)
Income allocated to common stock
for diluted EPS calculation	$1,559	989	$1.58	$1,274	1,008	$1.26

	For Nine Months Ended September 30,
	2018			2017
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$4,341			$3,338
Income allocated to RSUs	(34)			(32)
Income allocated to common stock
for basic EPS calculation	$4,307	976	$4.41	$3,306	993	$3.33

Adjustment for dilutive shares:
Stock compensation plans		21			21

Diluted EPS:
Net income	$4,341			$3,338
Income allocated to RSUs	(34)			(31)
Income allocated to common stock
for diluted EPS calculation	$4,307	997	$4.32	$3,307	1,014	$3.26

Potentially dilutive securities representing 4 million and 5 million shares of common stock that were outstanding during the third quarters of 2018 and 2017, and 4 million and 6 million shares outstanding during the first nine months of 2018 and 2017, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of September 30, 2018. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

Changes in accounting standards – adopted standards for current period

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. We adopted Accounting Standards Codification Topic 606 (ASC 606) as of January 1, 2018, using the modified retrospective transition method applied only to contracts that were not completed as of the adoption date. The reported results for 2018 reflect the application of the new accounting guidance, while the reported results for prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605, Revenue Recognition.

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

We recognized an increase to opening retained earnings of $206 million, net of taxes, as of January 1, 2018, due to the cumulative impact of adopting ASC 606, primarily related to our fixed payment patent licensing agreements that were not completed as of the adoption date. A contract asset of $283 million and deferred tax liabilities of $55 million were recorded as of January 1, 2018, related to the transition period adjustments.

Occasionally, as of the end of a reporting period, some performance obligations associated with contracts are unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Similarly, we do not disclose information for variable-rate consideration on our sales-based or usage-based royalties for our patent licenses.

For royalty income from licensing our patent portfolios, income is allocated to performance obligations that have not yet been satisfied. The remaining performance obligations represent contracted income that has not yet been recognized, including amounts that will be invoiced and recognized as income in future periods. As of September 30, 2018, we had $68 million of remaining performance obligations that had not yet been satisfied. We expect to recognize 24 percent of our remaining performance obligations as income over the next 12 months and the remainder thereafter.

As of September 30, 2018, we had contract assets of $265 million. During the nine months ended September 30, 2018, our contract assets were reduced by $18 million, due to $30 million of cash received offset by $12 million of income recognized.

We incur commission expenses paid to internal sales personnel that are incremental to obtaining contracts with customers. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are included in SG&A.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

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

Changes in accounting standards – standards not yet adopted

ASU No. 2016-02, Leases (Topic 842)

This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a finance lease. We do not expect to have any finance leases at the time of adoption. This standard will be effective for our interim and annual periods beginning January 1, 2019. We will adopt the standard using the optional transition method and apply the guidance to leases existing at, or entered into after, the beginning of the period of adoption, as well as certain practical expedients permitted under the transition guidance. We are currently evaluating the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This standard requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This standard will be effective for our interim and annual periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and must be applied on a modified retrospective basis. We are currently evaluating the potential impact of this standard, but we do not expect it to have a material impact on our financial position and results of operations.

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

Other standards

We are currently evaluating the impact of the following standards, but we do not expect them to have a material impact on our financial position and results of operations. We currently plan to adopt these standards as of their effective dates.

ASU	Description	Effective Date
ASU No. 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
ASU No. 2018-14	Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2020
ASU No. 2018-15	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	January 1, 2020

3. Income taxes

Our Provision for income taxes was $354 million and $504 million for the third quarters of 2018 and 2017, respectively, and $842 million and $1.19 billion for the first nine months of 2018 and 2017, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Our estimated annual effective tax rate is about 20 percent, which does not include discrete tax items. This differs from the 21 percent statutory corporate tax rate due to the effect of U.S. tax benefits, partially offset by a 2018 transitional tax effect.

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

In the first quarter of 2018, we reduced the amount of income tax expense recorded for indefinitely reinvested earnings to $669 million from $714 million recorded in 2017. In the second quarter of 2018, we reduced the amount of income tax expense recorded for the effects of the Tax Act on our deferred tax balances to $50 million from $59 million recorded in 2017. In the third quarter of 2018, we increased the amount of income tax expense recorded for indefinitely reinvested earnings to $678 million from $669 million, and we increased the amount of income tax expense recorded on our deferred tax balances to $51 million from $50 million. These adjustments did not affect the estimated annual effective tax rate for 2018.

The calculations of the tax effect of the Tax Act for both indefinitely reinvested earnings and deferred tax assets and liabilities will be completed in the fourth quarter of 2018.

Provision for income taxes is based on the following:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Taxes calculated using the estimated annual effective tax rate	$367	$542	$1,027	$1,382
Discrete tax items	(13)	(38)	(185)	(190)
Provision for income taxes	$354	$504	$842	$1,192

Actual effective tax rate	18%	28%	16%	26%

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details of our investments are as follows:

	September 30, 2018			December 31, 2017
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$475	$—	$—	$525	$—	$—
Corporate obligations	378	1,263	—	172	698	—
U.S. government agency and Treasury securities	499	2,348	—	700	2,115	—
Trading securities:
Mutual funds	—	—	253	—	—	236
Total	1,352	3,611	253	1,397	2,813	236

Other measurement basis:
Equity-method investments	—	—	21	—	—	26
Non-marketable equity investments	—	—	4	—	—	6
Cash on hand	150	—	—	259	—	—
Total	$1,502	$3,611	$278	$1,656	$2,813	$268

As of September 30, 2018, and December 31, 2017, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first nine months of 2018 and 2017.

Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.72 billion and $920 million for the third quarters of 2018 and 2017, respectively, and $4.55 billion and $3.31 billion for the first nine months of 2018 and 2017, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of our available-for-sale investments as of September 30, 2018:

Due	Fair Value
One year or less	$4,833
One to two years	130

Other-than-temporary declines and impairments in the values of our available-for-sale investments, which were recognized in OI&E, were not material in the first nine months of 2018 and 2017.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of September 30, 2018 and December 31, 2017, we had no Level 3 assets or liabilities, other than certain assets held by our postretirement plans.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$475	$—	$475	$525	$—	$525
Corporate obligations	—	1,641	1,641	—	870	870
U.S. government agency and Treasury securities	2,847	—	2,847	2,765	50	2,815
Mutual funds	253	—	253	236	—	236
Total assets	$3,575	$1,641	$5,216	$3,526	$920	$4,446

Liabilities:
Deferred compensation	$271	$—	$271	$255	$—	$255
Total liabilities	$271	$—	$271	$255	$—	$255

5. Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion as of September 30, 2018, and December 31, 2017. There was no impairment of goodwill during the first nine months of 2018 or 2017.

The components of Acquisition-related intangibles are as follows:

	Amortization	September 30, 2018			December 31, 2017
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,130	$1,524	$606	$2,130	$1,361	$769
Customer relationships	8	810	709	101	810	633	177
Total		$2,940	$2,233	$707	$2,940	$1,994	$946

Amortization of acquisition-related intangibles was $80 million for the third quarters of both 2018 and 2017, and $239 million for the first nine months of both 2018 and 2017. Fully amortized assets are written off against accumulated amortization.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

6. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended September 30,	2018	2017	2018	2017	2018	2017
Service cost	$5	$5	$1	$2	$8	$9
Interest cost	9	11	4	4	11	11
Expected return on plan assets	(11)	(11)	(4)	(4)	(16)	(16)
Recognized net actuarial loss	4	4	1	—	5	7
Amortization of prior service credit	—	—	(1)	(1)	—	—
Net periodic benefit costs	7	9	1	1	8	11
Settlement losses	9	13	—	—	1	1
Total, including other postretirement losses	$16	$22	$1	$1	$9	$12

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Nine Months Ended September 30,	2018	2017	2018	2017	2018	2017
Service cost	$15	$16	$3	$4	$26	$27
Interest cost	27	32	11	13	34	33
Expected return on plan assets	(32)	(31)	(11)	(13)	(50)	(47)
Recognized net actuarial loss	12	11	2	2	16	21
Amortization of prior service credit	—	—	(2)	(3)	(1)	(1)
Net periodic benefit costs	22	28	3	3	25	33
Settlement losses	11	23	—	—	2	2
Total, including other postretirement losses	$33	$51	$3	$3	$27	$35

7. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of September 30, 2018, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2023. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of September 30, 2018, our credit facility was undrawn, and we had no commercial paper outstanding.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Long-term debt outstanding is as follows:

	September 30,	December 31,
	2018	2017
Notes due 2018 at 1.00%	$—	$500
Notes due 2019 at 1.65%	750	750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	550	550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2027 at 2.90%	500	500
Notes due 2048 at 4.15%	1,500	—
Total debt	5,100	4,100
Net unamortized discounts, premiums and debt issuance costs	(33)	(23)
Total debt, including net unamortized discounts, premiums and debt issuance costs	5,067	4,077
Current portion of long-term debt	(749)	(500)
Long-term debt	$4,318	$3,577

Interest and debt expense was $36 million and $19 million for the third quarters of 2018 and 2017, respectively, and $89 million and $57 million for the first nine months of 2018 and 2017, respectively. This was net of the amortization of the debt discounts, premiums and debt issuance costs. Capitalized interest was not material.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Restructuring charges/other

Restructuring charges/other are included in Other for segment reporting purposes.

We have recognized $21 million of restructuring charges on a cumulative basis through September 30, 2018, for severance and benefit costs related to the previously reported reorganization of the product lines within our two reportable segments. We have paid $18 million to terminated employees for severance and benefits. Any further charges are not expected to be material.

We have recognized $37 million of restructuring charges on a cumulative basis through September 30, 2018, for severance and benefits costs, as well as accelerated depreciation, related to the phase out of a manufacturing facility in Greenock, Scotland. Total restructuring charges, primarily severance and benefit costs, are estimated to be about $40 million. The remaining charges are expected to be recognized through 2019.

Changes in accrued restructuring balances are as follows:

Balance, December 31, 2017	$29
Restructuring charges	5
Non-cash items (a)	(1)
Payments	(3)
Balance, September 30, 2018	$30
(a)	Reflects charges for impacts of accelerated depreciation and changes in exchange rates.

The restructuring accrual balances are primarily reported as a component of either Accrued expenses and other liabilities or Other long-term liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

Details on amounts reclassified out of Accumulated other comprehensive income (loss), net of taxes, to Net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within Net income during the third quarters and first nine months of 2018 and 2017. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,		Impact to Related
	2018	2017	2018	2017	Statement of Income Lines
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and Settlement losses (a)	$20	$25	$43	$59	Decrease to OI&E
Tax effect	(5)	(8)	(10)	(19)	Decrease to Provision for income taxes
Recognized within Net income, net of taxes	$15	$17	$33	$40	Decrease to Net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$(1)	$(1)	$(3)	$(4)	Increase to OI&E
Tax effect	—	—	—	1	Increase to Provision for income taxes
Recognized within Net income, net of taxes	$(1)	$(1)	$(3)	$(3)	Increase to Net income

(a)Detailed in Note 6.

Stock compensation

Total shares of 1,279,482 and 10,308,301 were issued from treasury shares during the third quarter and first nine months of 2018, respectively, related to stock compensation.

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

o	Over time, we have been allocating resources from areas like manufacturing support and SG&A into R&D activities.
•	We believe we are heading into a period of weaker demand. We plan to be disciplined with our operating plan and expenses, yet continue our long-term investments.

Performance summary

Our third-quarter revenue was $4.26 billion, net income was $1.57 billion and earnings per share (EPS) were $1.58.

Revenue increased 4 percent from the same quarter a year ago; however, demand for our products slowed across most markets.

In our core businesses, Analog revenue grew 8 percent and Embedded Processing declined 4 percent from the same quarter a year ago.

Our cash flow from operations of $7.0 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was $5.9 billion, or 37.5 percent of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

We have returned $6.2 billion to owners in the past 12 months through stock repurchases and dividends, and our strategy to return to owners all of our free cash flow remains consistent. Over the last 12 months, our dividends represented 41 percent of free cash flow, emphasizing their sustainability.

In September, we announced we would increase our dividend by 24 percent and also increased our share repurchase authorizations by $12 billion, which together reflect our commitment to return all free cash flow to our owners.

We continue to expect our ongoing annual operating tax rate to be about 20 percent in 2018 and about 16 percent starting in 2019.

For an explanation of free cash flow and the term “annual operating tax rate,” see the Non-GAAP financial information section.

Results of operations – third-quarter 2018 compared with third-quarter 2017

Revenue of $4.26 billion increased $145 million, or 4 percent, due to higher revenue from Analog, partially offset by lower revenue from Embedded Processing.

Gross profit of $2.80 billion was up $148 million, or 6 percent, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 65.8 percent from 64.5 percent.

Operating expenses (R&D and SG&A) were $786 million compared with $787 million.

Acquisition charges of $80 million were non-cash. See Note 9 to the financial statements.

Operating profit was $1.94 billion, or 45.5 percent of revenue, compared with $1.79 billion, or 43.4 percent of revenue.

OI&E was $23 million of income compared with $20 million of income.

Interest and debt expense of $36 million increased $17 million due to the issuance of additional long-term debt.

Our Provision for income taxes was $354 million compared with $504 million, which includes discrete tax benefits of $13 million and $38 million, respectively. The decrease in our tax provision was due to a lower U.S. statutory corporate tax rate and other net benefits resulting from the U.S. Tax Cuts and Jobs Act (the Tax Act), partially offset by higher income before income taxes and a lower discrete tax benefit.

Our annual operating tax rate, which does not include discrete tax items, is about 20 percent compared with 31 percent in 2017. We use “annual operating tax rate” to describe the estimated annual effective tax rate. The 2018 rate differs from the 21 percent U.S. statutory corporate tax rate due to the effect of U.S. tax benefits, partially offset by a transitional non-cash tax expense.

Net income was $1.57 billion compared with $1.29 billion. EPS was $1.58 compared with $1.26.

Third-quarter 2018 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes Power, Signal Chain and High Volume product lines)

	3Q18	3Q17	Change
Revenue	$2,907	$2,698	8%
Operating profit	1,447	1,268	14%
Operating profit % of revenue	49.8%	47.0%

Analog revenue increased due to Power and Signal Chain. High Volume revenue decreased. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	3Q18	3Q17	Change
Revenue	$894	$931	(4)%
Operating profit	309	325	(5)%
Operating profit % of revenue	34.6%	34.9%

Embedded Processing revenue decreased due to Processors. Connected Microcontrollers revenue was about even. Operating profit decreased primarily due to lower revenue.

Other (includes DLP® products, calculators and custom ASIC products)

	3Q18	3Q17	Change
Revenue	$460	$487	(6)%
Operating profit*	181	195	(7)%
Operating profit % of revenue	39.3%	40.0%

* Includes Acquisition charges and Restructuring charges/other

Other revenue decreased by $27 million, and operating profit declined by $14 million.

Results of operations – first nine months of 2018 compared with first nine months of 2017

Revenue of $12.07 billion increased $856 million, or 8 percent, due to higher revenue from Analog and, to a lesser extent, Embedded Processing.

Gross profit of $7.87 billion was up $696 million, or 10 percent, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 65.2 percent from 64.0 percent.

Operating expenses were $2.43 billion compared with $2.41 billion.

Acquisition charges of $239 million were non-cash. See Note 9 to the financial statements.

Operating profit was $5.20 billion, or 43.1 percent of revenue, compared with $4.52 billion, or 40.3 percent of revenue.

OI&E was $75 million of income compared with $67 million of income.

Interest and debt expense of $89 million increased $32 million due to the issuance of additional long-term debt.

Our Provision for income taxes was $842 million compared with $1.19 billion, which includes discrete tax benefits of $185 million and $190 million, respectively. The decrease in our tax provision was due to a lower U.S. statutory corporate tax rate and other net benefits resulting from the Tax Act, partially offset by higher income before income taxes.

Net income was $4.34 billion compared with $3.34 billion. EPS was $4.32 compared with $3.26.

Year-to-date segment results

Our segment results compared with the year-ago period are as follows:

Analog

	YTD 2018	YTD 2017	Change
Revenue	$8,163	$7,365	11%
Operating profit	3,876	3,280	18%
Operating profit % of revenue	47.5%	44.5%

Analog revenue increased due to Power and, to a lesser extent, Signal Chain. High Volume revenue decreased due to the mix of products shipped. Operating profit increased primarily due to higher revenue and associated gross profit.

Embedded Processing

	YTD 2018	YTD 2017	Change
Revenue	$2,763	$2,602	6%
Operating profit	971	836	16%
Operating profit % of revenue	35.1%	32.1%

Embedded Processing revenue increased in both product lines about equally. Operating profit increased primarily due to higher revenue and associated gross profit.

Other

	YTD 2018	YTD 2017	Change
Revenue	$1,141	$1,244	(8)%
Operating profit*	350	404	(13)%
Operating profit % of revenue	30.7%	32.5%

* Includes Acquisition charges and Restructuring charges/other.

Other revenue decreased by $103 million, and operating profit declined by $54 million.

Financial condition

At the end of the third quarter of 2018, total cash (Cash and cash equivalents plus Short-term investments) was $5.11 billion, an increase of $644 million from the end of 2017.

Accounts receivable were $1.59 billion, an increase of $307 million compared with the end of 2017. Days sales outstanding at the end of the third quarter of 2018 were 33 compared with 31 at the end of 2017.

Inventory was $2.12 billion, an increase of $159 million from the end of 2017. Days of inventory at the end of the third quarter of 2018 were 131 compared with 134 at the end of 2017.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are Cash and cash equivalents, Short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first nine months of 2018 were $5.04 billion, an increase of $1.61 billion from the year-ago period. This increase was due to higher Net income and a reduction in cash used for working capital, both of which benefited from a lower tax rate.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2023. This credit facility also serves as support for the issuance of commercial paper. As of September 30, 2018, our credit facility was undrawn, and we had no commercial paper outstanding.

Investing activities for the first nine months of 2018 used $1.58 billion compared with $229 million in the year-ago period. Capital expenditures were $808 million compared with $464 million in the year-ago period and were primarily for semiconductor manufacturing equipment in both periods. We had purchases of short-term investments, net of sales, that used cash of $763 million compared with proceeds from sales of short-term investments, net of purchases, that provided cash of $200 million in the year-ago period.

Financing activities for the first nine months of 2018 used $3.62 billion compared with $3.06 billion in the year-ago period. In 2018, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. In the year-ago period, we received net proceeds of $605 million from the issuance of fixed-rate, long-term debt and retired maturing debt of $625 million. Dividends paid were $1.82 billion compared with $1.49 billion in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $3.09 billion to repurchase 28.6 million shares of our common stock compared with $1.85 billion used in the year-ago period to repurchase 23.2 million shares. Employee exercises of stock options provided cash proceeds of $335 million compared with $321 million in the year-ago period.

We had $1.50 billion of Cash and cash equivalents and $3.61 billion of Short-term investments as of September 30, 2018. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2018	2017	Change
Cash flow from operations (GAAP)	$6,973	$4,821	45%
Capital expenditures	(1,039)	(574)
Free cash flow (non-GAAP)	$5,934	$4,247	40%

Revenue	$15,817	$14,625

Cash flow from operations as a percent of revenue (GAAP)	44.1%	33.0%
Free cash flow as a percent of revenue (non-GAAP)	37.5%	29.0%

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

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2017. Additionally, in the first nine months of 2018, we issued $1.50 billion principal amount of 4.15 percent notes maturing in 2048 and retired $500 million of maturing debt.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2018 through July 31, 2018	4,109,527		$112.97		4,071,862	$6.89	billion
August 1, 2018 through August 31, 2018	4,275,466		112.28		4,275,466	6.41	billion
September 1, 2018 through September 30, 2018	2,434,574		106.74		2,434,574	18.15	billion
Total	10,819,567	(b)	$111.30	(b)	10,781,902	$18.15	billion (c)
(a)

All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $7.5 billion of additional shares of TI common stock announced September 17, 2015. On September 21, 2017, our board of directors authorized the purchase of an additional $6.0 billion of our common stock, and on September 20, 2018, our board of directors authorized the purchase of an additional $12.0 billion of our common stock.

(b)	In addition to open-market purchases, 37,665 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(c)

As of September 30, 2018, this amount consisted of the remaining portion of the $7.5 billion authorized in September 2015, the $6.0 billion authorized in September 2017 and the $12.0 billion authorized in September 2018. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
3(a)

Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed December 12, 2016).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document†
101.def	XBRL Taxonomy Extension Definition Linkbase Document†
101.sch	XBRL Taxonomy Extension Schema Document†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document†
101.lab	XBRL Taxonomy Extension Label Linkbase Document†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document†
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

Date: November 2, 2018