Form 10-Q
period 2019-03-31
TEXAS INSTRUMENTS INC
filed 2019-04-30
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

938,206,171

Number of shares of Registrant’s common stock outstanding as of

April 23, 2019

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial statements

	For Three Months Ended
Consolidated Statements of Income	March 31,
(Millions of dollars, except share and per-share amounts)	2019	2018
Revenue	$3,594	$3,789
Cost of revenue (COR)	1,333	1,342
Gross profit	2,261	2,447
Research and development (R&D)	389	385
Selling, general and administrative (SG&A)	414	433
Acquisition charges	79	80
Restructuring charges/other	—	1
Operating profit	1,379	1,548
Other income (expense), net (OI&E)	36	28
Interest and debt expense	38	23
Income before income taxes	1,377	1,553
Provision for income taxes	160	187
Net income	$1,217	$1,366

Earnings per common share (EPS):
Basic	$1.29	$1.38
Diluted	$1.26	$1.35

Average shares outstanding (millions):
Basic	939	983
Diluted	956	1,005

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,217	$1,366
Income allocated to RSUs	(8)	(11)
Income allocated to common stock for diluted EPS	$1,209	$1,355

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(Millions of dollars)	2019	2018
Net income	$1,217	$1,366
Other comprehensive income (loss), net of taxes
Net actuarial losses of defined benefit plans:
Adjustments	(2)	(16)
Recognized within net income	10	9
Prior service credit of defined benefit plans:
Recognized within net income	—	(1)
Other comprehensive income (loss)	8	(8)
Total comprehensive income	$1,225	$1,358

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	March 31,	December 31,
Consolidated Balance Sheets	2019	2018
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,720	$2,438
Short-term investments	366	1,795
Accounts receivable, net of allowances of ($17) and ($19)	1,440	1,207
Raw materials	191	181
Work in process	1,016	1,070
Finished goods	924	966
Inventories	2,131	2,217
Prepaid expenses and other current assets	294	440
Total current assets	7,951	8,097
Property, plant and equipment at cost	5,642	5,425
Accumulated depreciation	(2,324)	(2,242)
Property, plant and equipment	3,318	3,183
Long-term investments	281	251
Goodwill	4,362	4,362
Acquisition-related intangibles	549	628
Deferred tax assets	290	295
Capitalized software licenses	98	89
Overfunded retirement plans	96	92
Other long-term assets	498	140
Total assets	$17,443	$17,137

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$750	$749
Accounts payable	477	478
Accrued compensation	342	724
Income taxes payable	113	103
Accrued expenses and other liabilities	477	420
Total current liabilities	2,159	2,474
Long-term debt	5,057	4,319
Underfunded retirement plans	120	118
Deferred tax liabilities	43	42
Other long-term liabilities	1,545	1,190
Total liabilities	8,924	8,143
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred – None issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	1,927	1,950
Retained earnings	38,396	37,906
Treasury common stock at cost
Shares: March 31, 2019 – 802,016,668; December 31, 2018 – 795,665,646	(33,080)	(32,130)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(465)	(473)
Total stockholders’ equity	8,519	8,994
Total liabilities and stockholders’ equity	$17,443	$17,137

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(Millions of dollars)	2019	2018
Cash flows from operating activities
Net income	$1,217	$1,366
Adjustments to net income:
Depreciation	166	137
Amortization of acquisition-related intangibles	79	80
Amortization of capitalized software	13	12
Stock compensation	61	70
Gains on sales of assets	(2)	—
Deferred taxes	4	(31)
Increase (decrease) from changes in:
Accounts receivable	(233)	(176)
Inventories	86	(97)
Prepaid expenses and other current assets	223	356
Accounts payable and accrued expenses	(67)	(51)
Accrued compensation	(373)	(372)
Income taxes payable	(94)	(131)
Changes in funded status of retirement plans	7	(15)
Other	20	(36)
Cash flows from operating activities	1,107	1,112

Cash flows from investing activities
Capital expenditures	(251)	(189)
Proceeds from asset sales	2	—
Purchases of short-term investments	(149)	(996)
Proceeds from short-term investments	1,584	1,455
Other	(13)	(4)
Cash flows from investing activities	1,173	266

Cash flows from financing activities
Proceeds from issuance of long-term debt	743	—
Dividends paid	(724)	(611)
Stock repurchases	(1,152)	(873)
Proceeds from common stock transactions	151	178
Other	(16)	(11)
Cash flows from financing activities	(998)	(1,317)

Net change in cash and cash equivalents	1,282	61
Cash and cash equivalents at beginning of period	2,438	1,656
Cash and cash equivalents at end of period	$3,720	$1,717

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

Segment information

	For Three Months Ended
	March 31,
	2019	2018
Revenue:
Analog	$2,518	$2,566
Embedded Processing	796	926
Other	280	297
Total revenue	$3,594	$3,789

Operating profit:
Analog	$1,088	$1,166
Embedded Processing	249	328
Other	42	54
Total operating profit	$1,379	$1,548

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

	For Three Months Ended
	March 31,
	2019	2018
Revenue:
United States	$477	$504
Asia (a)	2,092	2,215
Europe, Middle East and Africa	743	771
Japan	191	220
Rest of world	91	79
Total revenue	$3,594	$3,789
(a)	Revenue from products shipped into China was $1.7 billion and $1.6 billion in the first quarters of 2019 and 2018, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2018, except for the effects of adopting Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2019 and 2018, and the Consolidated Balance Sheet as of March 31, 2019, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2018. The results for the three-month periods are not necessarily indicative of a full year’s results.

Significant accounting policies and practices

Leases

We determine if an arrangement is a lease at inception. Leases are included in other long-term assets, accrued expenses and other liabilities, and other long-term liabilities on our Consolidated Balance Sheets.

Lease assets represent our right to use underlying assets for the lease term, and lease liabilities represent our obligations to make lease payments over the lease term. On the commencement date, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. Operating lease expense is generally recognized on a straight-line basis over the lease term. Our lease values include options to extend or not to terminate the lease when it is reasonably certain that we will exercise such options.

We have agreements with lease and non-lease components, which are accounted for as a single lease component. Leases with a lease term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Earnings per share (EPS)

We use the two-class method for calculating EPS because the restricted stock units (RSUs) we grant are participating securities containing non-forfeitable rights to receive dividend equivalents. Under the two-class method, a portion of net income is allocated to RSUs and excluded from the calculation of income allocated to common stock, as shown in the table below.

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended March 31,
	2019			2018
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$1,217			$1,366
Income allocated to RSUs	(8)			(11)
Income allocated to common stock	$1,209	939	$1.29	$1,355	983	$1.38
Dilutive effect of stock compensation plans		17			22

Diluted EPS:
Net income	$1,217			$1,366
Income allocated to RSUs	(8)			(11)
Income allocated to common stock	$1,209	956	$1.26	$1,355	1,005	$1.35

Potentially dilutive securities representing 9 million and 5 million shares of common stock that were outstanding during the first quarters of 2019 and 2018, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of March 31, 2019. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The carrying value of our long-term debt approximates the fair value as measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

Changes in accounting standards – adopted standards for current period

ASU No. 2016-02, Leases (Topic 842)

We adopted ASU No. 2016-02, Leases (ASC 842) effective January 1, 2019, using the modified retrospective transition method applied to leases existing at, or entered into after, the adoption date. The reported results for 2019 reflect the application of the new accounting guidance, while the reported results for prior periods are not adjusted and continue to be reported in accordance with our historical accounting under ASC 840, Leases. In addition, we elected the package of practical expedients permitted under the transition guidance that allowed us to apply prior conclusions related to lease definition, classification and initial direct costs.

The adoption of the new standard resulted in the recognition of $229 million of lease liabilities with corresponding lease assets as of January 1, 2019. The standard did not materially impact our consolidated results of operations and had no impact on cash flows.

Other standards

The following standards were also adopted:

ASU	Description	Adopted Date
ASU No. 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	January 1, 2019
ASU No. 2018-14	Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2019

Changes in accounting standards – standards not yet adopted

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

3. Income taxes

Our estimated annual effective tax rate is about 16%, which does not include discrete tax items. This differs from the 21% statutory corporate tax rate due to the effect of U.S. tax benefits.

Provision for income taxes is based on the following:

	For Three Months Ended
	March 31,
	2019	2018
Taxes calculated using the estimated annual effective tax rate	$220	$316
Discrete tax items	(60)	(129)
Provision for income taxes	$160	$187

Actual effective tax rate	12%	12%

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

Non-marketable equity securities are measured at cost with adjustments for observable changes in price or impairments. Gains and losses on non-marketable equity investments are recognized in OI&E.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details of our investments are as follows:

	March 31, 2019			December 31, 2018
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$1,073	$—	$—	$747	$—	$—
Corporate obligations	865	266	—	473	748	—
U.S. government agency and Treasury securities	1,497	100	—	988	1,047	—
Trading securities:
Mutual funds	—	—	250	—	—	226
Total	3,435	366	250	2,208	1,795	226

Other measurement basis:
Equity-method investments	—	—	27	—	—	21
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	285	—	—	230	—	—
Total	$3,720	$366	$281	$2,438	$1,795	$251

As of March 31, 2019, and December 31, 2018, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first three months of 2019 and 2018.

Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.58 billion and $1.46 billion for the first quarters of 2019 and 2018, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of our available-for-sale debt investments as of March 31, 2019:

Fair Value
One year or less	$3,644
One to two years	157

There were no other-than-temporary declines and impairments in the values of our debt investments in the first three months of 2019 or 2018.

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

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of March 31, 2019 and December 31, 2018, we had no Level 3 assets or liabilities.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,073	$—	$1,073	$747	$—	$747
Corporate obligations	—	1,131	1,131	—	1,221	1,221
U.S. government agency and Treasury securities	1,597	—	1,597	2,035	—	2,035
Mutual funds	250	—	250	226	—	226
Total assets	$2,920	$1,131	$4,051	$3,008	$1,221	$4,229

Liabilities:
Deferred compensation	$266	$—	$266	$246	$—	$246
Total liabilities	$266	$—	$266	$246	$—	$246

5. Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion as of March 31, 2019, and December 31, 2018. There was no impairment of goodwill during the first three months of 2019 or 2018.

The components of acquisition-related intangibles are as follows:

	Amortization	March 31, 2019			December 31, 2018
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,125	$1,627	$498	$2,125	$1,573	$552
Customer relationships	8	810	759	51	810	734	76
Total		$2,935	$2,386	$549	$2,935	$2,307	$628

Acquisition charges

Acquisition charges represent the ongoing amortization of intangible assets resulting from the acquisition of National Semiconductor Corporation. These amounts are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments.

Amortization of acquisition-related intangibles was $79 million and $80 million for the first quarters of 2019 and 2018, respectively. Fully amortized assets are written off against accumulated amortization.

6. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended March 31,	2019	2018	2019	2018	2019	2018
Service cost	$4	$5	$1	$1	$8	$9
Interest cost	9	9	3	4	11	12
Expected return on plan assets	(9)	(11)	(4)	(4)	(21)	(17)
Recognized net actuarial loss	2	4	—	1	7	5
Amortization of prior service credit	—	—	—	(1)	—	—
Net periodic benefit costs	6	7	—	1	5	9
Settlement losses	3	2	—	—	1	—
Total, including other postretirement losses	$9	$9	$—	$1	$6	$9

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

7. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of March 31, 2019, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of March 31, 2019, our credit facility was undrawn, and we had no commercial paper outstanding.

Long-term debt

In the first quarter of 2019, we issued an aggregate principal amount of $750 million of fixed-rate, long-term debt due in 2039. We incurred $7 million of issuance and other related costs. We received $743 million in proceeds, net of the original issuance discount, to be used for general corporate purposes.

Long-term debt outstanding is as follows:

	March 31,	December 31,
	2019	2018
Notes due 2019 at 1.65%	$750	$750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	550	550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2027 at 2.90%	500	500
Notes due 2039 at 3.875%	750	—
Notes due 2048 at 4.15%	1,500	1,500
Total debt	5,850	5,100
Net unamortized discounts, premiums and issuance costs	(43)	(32)
Total debt, including net unamortized discounts, premiums and issuance costs	5,807	5,068
Current portion of long-term debt	(750)	(749)
Long-term debt	$5,057	$4,319

Interest and debt expense was $38 million and $23 million for the first quarters of 2019 and 2018, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.

8. Stockholders’ equity

Changes in equity for the three months ended March 31, 2019 and 2018, are as follows:

				Treasury
	Common	Paid-in	Retained	Common
	Stock	Capital	Earnings	Stock	AOCI
Balance, December 31, 2018	$1,741	$1,950	$37,906	$(32,130)	$(473)

2019
Net income	—	—	1,217	—	—
Dividends declared and paid ($0.77 per share)	—	—	(724)	—	—
Common stock issued for stock-based awards	—	(84)	—	235	—
Stock repurchases	—	—	—	(1,185)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	8
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	—	1	—	—
Balance, March 31, 2019	$1,741	$1,927	$38,396	$(33,080)	$(465)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

				Treasury
	Common	Paid-in	Retained	Common
	Stock	Capital	Earnings	Stock	AOCI
Balance, December 31, 2017	$1,741	$1,776	$34,662	$(27,458)	$(384)

2018
Net income	—	—	1,366	—	—
Dividends declared and paid ($0.62 per share)	—	—	(611)	—	—
Common stock issued for stock-based awards	—	(75)	—	253	—
Stock repurchases	—	—	—	(891)	—
Stock compensation	—	70	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(8)
Dividend equivalents on RSUs	—	—	(4)	—	—
Cumulative effect of accounting changes	—	—	206	—	—
Other	—	(1)	—	—	—
Balance, March 31, 2018	$1,741	$1,770	$35,619	$(28,096)	$(392)

9. Leases

We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require us to pay real estate taxes, insurance and maintenance costs.

Our leases are included as a component of the following balance sheet lines:

March 31, 2019
Other long-term assets	$346

Accrued expenses and other liabilities	$70
Other long-term liabilities	276

Details of our operating leases are as follows:

For Three Months Ended March 31, 2019
Lease cost	$18
Variable lease cost	13

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$16

Lease assets obtained in exchange for new lease liabilities	$129

Weighted average remaining lease term	8.8 years
Weighted average discount rate	3.43%

The following table presents the maturities of lease liabilities as of March 31, 2019:

Operating Leases
2019	$54
2020	65
2021	53
2022	45
2023	33
Thereafter	154
Total lease payments	404
Imputed lease interest	(58)
Total lease liabilities	$346

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

11. Supplemental financial information

Restructuring charges/other

Restructuring charges/other are included in Other for segment reporting purposes. Changes in accrued restructuring balances are as follows:

Balance, December 31, 2018	$28
Payments	(12)
Balance, March 31, 2019	$16

The restructuring accrual balances are reported as a component of either accrued expenses and other liabilities or other long-term liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

In February 2019, we entered into an agreement to sell our manufacturing facility in Greenock, Scotland. The sale closed in April 2019.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the first quarters of 2019 and 2018. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended
	March 31,		Impact to Related
	2019	2018	Statement of Income Lines
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$13	$12	Decrease to OI&E
Tax effect	(3)	(3)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$10	$9	Decrease to net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$—	$(1)	Increase to OI&E
Tax effect	—	—	Increase to provision for income taxes
Recognized within net income, net of taxes	$—	$(1)	Increase to net income

(a)Detailed in Note 6.

Stock compensation

Total shares of 5,712,018 were issued from treasury shares during the first quarter of 2019 related to stock compensation.

ITEM 2. Management’s discussion and analysis of financial condition and results of operations

Overview

We design, make and sell semiconductors to electronics designers and manufacturers all over the world. Our business model is designed around the following four sustainable competitive advantages that we believe, in combination, put us in a unique class of companies:

•

A strong foundation of manufacturing and technology. We invest in manufacturing technologies and do most of our manufacturing in-house. This strategic decision to directly control our manufacturing helps ensure a consistent supply of products for our customers and also allows us to invest in technology that differentiates the features of our products. We have focused on creating a competitive manufacturing cost advantage by investing in our advanced analog 300-millimeter capacity, which has about a 40% cost advantage per unpackaged chip over 200-millimeter. To strengthen this advantage, we are planning our next phase of 300-millimeter capacity expansion as 300-millimeter wafers will continue to support the majority of our Analog growth.

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

Performance summary

Our first-quarter revenue was $3.59 billion, net income was $1.22 billion and earnings per share (EPS) were $1.26.

Revenue decreased 5% from the same quarter a year ago as demand for our products continued to slow across most markets, offset by current strength in communications equipment.

In our core businesses, Analog revenue declined 2% and Embedded Processing declined 14% from the same quarter a year ago.

Our cash flow from operations of $7.2 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was $6.0 billion and represents 38.4% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

We have returned $8.0 billion to owners in the past 12 months through stock repurchases and dividends. Our strategy is to return all our free cash flow to shareholders. Over the last 12 months, our dividends represented 45% of free cash flow, underscoring their sustainability.

We continue to expect our annual operating tax rate to be about 16% in 2019.

For an explanation of free cash flow and the term “annual operating tax rate,” see the Non-GAAP financial information section.

Results of operations – first-quarter 2019 compared with first-quarter 2018

Revenue of $3.59 billion decreased $195 million, or 5%, due to lower revenue from Embedded Processing and Analog.

Gross profit of $2.26 billion was down $186 million, or 8%, due to lower revenue and reduced factory loadings. As a percentage of revenue, gross profit decreased to 62.9% from 64.6%.

Operating expenses (R&D and SG&A) were $803 million compared with $818 million.

Acquisition charges of $79 million were non-cash. See Note 5 to the financial statements.

Operating profit was $1.38 billion, or 38.4% of revenue, compared with $1.55 billion, or 40.9% of revenue.

OI&E was $36 million of income compared with $28 million of income.

Interest and debt expense of $38 million increased $15 million due to the issuance of additional long-term debt.

Our provision for income taxes was $160 million compared with $187 million. The decrease was due to lower income before income taxes. Items related to the U.S. Tax Cuts and Jobs Act were largely offset by a decrease in discrete tax benefits.

Our annual operating tax rate, which does not include discrete tax items, is about 16% compared with 20% in 2018. We use “annual operating tax rate” to describe the estimated annual effective tax rate. The 2019 rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.

Net income was $1.22 billion compared with $1.37 billion. EPS was $1.26 compared with $1.35.

First-quarter 2019 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes Power, Signal Chain and High Volume product lines)

	1Q19	1Q18	Change
Revenue	$2,518	$2,566	(2)%
Operating profit	1,088	1,166	(7)%
Operating profit % of revenue	43.2%	45.4%

Analog revenue decreased due to High Volume and, to a lesser extent, Power. Signal Chain revenue increased due to the mix of products shipped. Operating profit decreased due to lower revenue and reduced factory loadings.

Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	1Q19	1Q18	Change
Revenue	$796	$926	(14)%
Operating profit	249	328	(24)%
Operating profit % of revenue	31.3%	35.4%

Embedded Processing revenue decreased in both product lines, led by Processors. Operating profit decreased due to lower revenue and associated gross profit.

Other (includes DLP® products, calculators and custom ASIC products)

	1Q19	1Q18	Change
Revenue	$280	$297	(6)%
Operating profit*	42	54	(22)%
Operating profit % of revenue	15.0%	18.2%

* Includes acquisition charges and restructuring charges/other

Other revenue decreased by $17 million, and operating profit decreased by $12 million.

Financial condition

At the end of the first quarter of 2019, total cash (cash and cash equivalents plus short-term investments) was $4.09 billion, a decrease of $147 million from the end of 2018.

Accounts receivable were $1.44 billion, an increase of $233 million compared with the end of 2018. Days sales outstanding at the end of the first quarter of 2019 were 36 compared with 29 at the end of 2018.

Inventory was $2.13 billion, a decrease of $86 million from the end of 2018. Days of inventory at the end of the first quarter of 2019 were 144 compared with 152 at the end of 2018.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first three months of 2019 and 2018 were $1.11 billion.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2024. This credit facility also serves as support for the issuance of commercial paper. As of March 31, 2019, our credit facility was undrawn, and we had no commercial paper outstanding.

Investing activities for the first three months of 2019 provided $1.17 billion compared with $266 million in the year-ago period. Capital expenditures were $251 million compared with $189 million in the year-ago period and were primarily for semiconductor manufacturing equipment in both periods. We had sales of short-term investments, net of purchases, that provided cash proceeds of $1.44 billion compared with $459 million in the year-ago period.

Financing activities for the first three months of 2019 used $998 million compared with $1.32 billion in the year-ago period. In 2019, we received net proceeds of $743 million from the issuance of fixed-rate, long-term debt. Dividends paid were $724 million compared with $611 million in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $1.15 billion to repurchase 11.7 million shares of our common stock compared with $873 million used in the year-ago period to repurchase 8.2 million shares. Employee exercises of stock options provided cash proceeds of $151 million compared with $178 million in the year-ago period.

We had $3.72 billion of cash and cash equivalents and $366 million of short-term investments as of March 31, 2019. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2019	2018	Change
Cash flow from operations (GAAP)	$7,184	$5,680	26%
Capital expenditures	(1,193)	(757)
Free cash flow (non-GAAP)	$5,991	$4,923	22%

Revenue	$15,589	$15,348

Cash flow from operations as a percent of revenue (GAAP)	46.1%	37.0%
Free cash flow as a percent of revenue (non-GAAP)	38.4%	32.1%

This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2018. Additionally, in the first three months of 2019, we issued $750 million principal amount of 3.875% notes maturing in 2039.

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

PART II – OTHER INFORMATION

ITEM 1A. Risk factors

Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2018, and is incorporated by reference herein.

ITEM 2. Unregistered sales of equity securities and use of proceeds

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2019 through January 31, 2019	9,559,485		$96.57		9,156,469	$15.26	billion
February 1, 2019 through February 28, 2019	2,131,338		104.17		2,131,338	15.04	billion
March 1, 2019 through March 31, 2019	775,233		104.67		775,233	14.96	billion
Total	12,466,056	(b)	$98.37	(b)	12,063,040	$14.96	billion (c)
(a)

All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $6.0 billion of additional shares of TI common stock announced September 21, 2017. On September 20, 2018, our board of directors authorized the purchase of an additional $12.0 billion of our common stock.

(b)	In addition to open-market purchases, 403,016 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(c)

As of March 31, 2019, this amount consisted of the remaining portion of the $6.0 billion authorized in September 2017 and the $12.0 billion authorized in September 2018. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)

Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed December 12, 2016).
4(a)	Officer's Certificate, dated March 11, 2019 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed March 11, 2019).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document†
101.def	XBRL Taxonomy Extension Definition Linkbase Document†
101.sch	XBRL Taxonomy Extension Schema Document†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document†
101.lab	XBRL Taxonomy Extension Label Linkbase Document†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document†
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

Date: April 30, 2019