Form 10-Q
period 2019-06-30
TEXAS INSTRUMENTS INC
filed 2019-07-31
CIK 97476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-03761

TEXAS INSTRUMENTS INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-0289970
(State of Incorporation)	(I.R.S. Employer Identification No.)

12500 TI Boulevard, Dallas, Texas	75243
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 214-479-3773

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00	TXN	The Nasdaq Global Select Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

933,619,937

Number of shares of Registrant’s common stock outstanding as of

July 24, 2019

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial statements

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(Millions of dollars, except share and per-share amounts)	2019	2018	2019	2018
Revenue	$3,668	$4,017	$7,262	$7,806
Cost of revenue (COR)	1,308	1,398	2,641	2,740
Gross profit	2,360	2,619	4,621	5,066
Research and development (R&D)	390	384	779	769
Selling, general and administrative (SG&A)	420	441	834	874
Acquisition charges	80	79	159	159
Restructuring charges/other	(36)	3	(36)	4
Operating profit	1,506	1,712	2,885	3,260
Other income (expense), net (OI&E)	52	24	88	52
Interest and debt expense	44	30	82	53
Income before income taxes	1,514	1,706	2,891	3,259
Provision for income taxes	209	301	369	488
Net income	$1,305	$1,405	$2,522	$2,771

Earnings per common share (EPS):
Basic	$1.38	$1.43	$2.67	$2.80
Diluted	$1.36	$1.40	$2.63	$2.75

Average shares outstanding (millions):
Basic	937	977	938	980
Diluted	953	997	954	1,001

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,305	$1,405	$2,522	$2,771
Income allocated to RSUs	(8)	(11)	(16)	(22)
Income allocated to common stock for diluted EPS	$1,297	$1,394	$2,506	$2,749

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(Millions of dollars)	2019	2018	2019	2018
Net income	$1,305	$1,405	$2,522	$2,771
Other comprehensive income (loss), net of taxes
Net actuarial losses of defined benefit plans:
Adjustments	(3)	15	(5)	(1)
Recognized within net income	11	9	21	18
Prior service credit of defined benefit plans:
Recognized within net income	—	(1)	—	(2)
Derivative instruments:
Change in fair value	—	(2)	—	(2)
Other comprehensive income (loss)	8	21	16	13
Total comprehensive income	$1,313	$1,426	$2,538	$2,784

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	June 30,	December 31,
Consolidated Balance Sheets	2019	2018
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,813	$2,438
Short-term investments	405	1,795
Accounts receivable, net of allowances of ($15) and ($19)	1,419	1,207
Raw materials	176	181
Work in process	958	1,070
Finished goods	945	966
Inventories	2,079	2,217
Prepaid expenses and other current assets	240	440
Total current assets	7,956	8,097
Property, plant and equipment at cost	5,706	5,425
Accumulated depreciation	(2,341)	(2,242)
Property, plant and equipment	3,365	3,183
Long-term investments	300	251
Goodwill	4,362	4,362
Acquisition-related intangibles	469	628
Deferred tax assets	261	295
Capitalized software licenses	88	89
Overfunded retirement plans	104	92
Other long-term assets	479	140
Total assets	$17,384	$17,137

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,249	$749
Accounts payable	412	478
Accrued compensation	476	724
Income taxes payable	87	103
Accrued expenses and other liabilities	422	420
Total current liabilities	2,646	2,474
Long-term debt	4,558	4,319
Underfunded retirement plans	121	118
Deferred tax liabilities	49	42
Other long-term liabilities	1,524	1,190
Total liabilities	8,898	8,143
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred – None issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	2,003	1,950
Retained earnings	38,974	37,906
Treasury common stock at cost
Shares: June 30, 2019 – 806,251,136; December 31, 2018 – 795,665,646	(33,775)	(32,130)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(457)	(473)
Total stockholders’ equity	8,486	8,994
Total liabilities and stockholders’ equity	$17,384	$17,137

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(Millions of dollars)	2019	2018
Cash flows from operating activities
Net income	$2,522	$2,771
Adjustments to net income:
Depreciation	339	281
Amortization of acquisition-related intangibles	159	159
Amortization of capitalized software	27	22
Stock compensation	128	144
Gains on sales of assets	(23)	—
Deferred taxes	35	(30)
Increase (decrease) from changes in:
Accounts receivable	(212)	(273)
Inventories	138	(155)
Prepaid expenses and other current assets	241	417
Accounts payable and accrued expenses	(93)	(45)
Accrued compensation	(244)	(249)
Income taxes payable	(107)	(11)
Changes in funded status of retirement plans	9	14
Other	(16)	(107)
Cash flows from operating activities	2,903	2,938

Cash flows from investing activities
Capital expenditures	(535)	(438)
Proceeds from asset sales	30	—
Purchases of short-term investments	(388)	(2,209)
Proceeds from short-term investments	1,784	2,830
Other	24	2
Cash flows from investing activities	915	185

Cash flows from financing activities
Proceeds from issuance of long-term debt	743	1,500
Repayment of debt	—	(500)
Dividends paid	(1,446)	(1,217)
Stock repurchases	(2,015)	(1,891)
Proceeds from common stock transactions	297	280
Other	(22)	(32)
Cash flows from financing activities	(2,443)	(1,860)

Net change in cash and cash equivalents	1,375	1,263
Cash and cash equivalents at beginning of period	2,438	1,656
Cash and cash equivalents at end of period	$3,813	$2,919

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

Segment information

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Analog	$2,534	$2,690	$5,052	$5,256
Embedded Processing	790	943	1,586	1,869
Other	344	384	624	681
Total revenue	$3,668	$4,017	$7,262	$7,806

Operating profit:
Analog	$1,108	$1,263	$2,196	$2,429
Embedded Processing	265	334	514	662
Other	133	115	175	169
Total operating profit	$1,506	$1,712	$2,885	$3,260

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

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
United States	$487	$614	$964	$1,118
Asia (a)	2,157	2,340	4,249	4,555
Europe, Middle East and Africa	709	764	1,452	1,535
Japan	218	218	409	438
Rest of world	97	81	188	160
Total revenue	$3,668	$4,017	$7,262	$7,806
(a)

Revenue from products shipped into China was $1.8 billion and $1.7 billion in the second quarters of 2019 and 2018, respectively, and $3.5 billion and $3.3 billion in the first six months of 2019 and 2018, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

2. Basis of presentation and significant accounting policies and practices

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2018, except for the effects of adopting Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2019 and 2018, and the Consolidated Balance Sheet as of June 30, 2019, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2018. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.

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

Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended June 30,
	2019			2018
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$1,305			$1,405
Income allocated to RSUs	(9)			(11)
Income allocated to common stock	$1,296	937	$1.38	$1,394	977	$1.43
Dilutive effect of stock compensation plans		16			20

Diluted EPS:
Net income	$1,305			$1,405
Income allocated to RSUs	(8)			(11)
Income allocated to common stock	$1,297	953	$1.36	$1,394	997	$1.40

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Six Months Ended June 30,
	2019			2018
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:
Net income	$2,522			$2,771
Income allocated to RSUs	(17)			(23)
Income allocated to common stock	$2,505	938	$2.67	$2,748	980	$2.80
Dilutive effect of stock compensation plans		16			21

Diluted EPS:
Net income	$2,522			$2,771
Income allocated to RSUs	(16)			(22)
Income allocated to common stock	$2,506	954	$2.63	$2,749	1,001	$2.75

Potentially dilutive securities representing 7 million and 5 million shares of common stock that were outstanding during the second quarters of 2019 and 2018, and 9 million and 5 million shares outstanding during the first six months of 2019 and 2018, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.

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

Fair values of financial instruments

The fair values of our derivative financial instruments were not material as of June 30, 2019. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of June 30, 2019, the carrying value of long-term debt, including the current portion, was $5.81 billion, and the estimated fair value was $6.14 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

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

The adoption of the new standard resulted in the recognition of $229 million of lease liabilities with corresponding lease assets as of January 1, 2019. The standard did not materially impact our results of operations and had no impact on cash flows.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Changes in accounting standards – standards not yet adopted

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This standard requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of being incurred. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a reduction to the amortized cost basis of the securities. We plan to adopt this standard when effective, beginning January 1, 2020, applying the guidance on a modified retrospective basis. We are currently evaluating the potential impact of this standard, but we do not expect it to have a material impact on our financial position or results of operations.

Other standards

We are evaluating the impact of the following standards, but we do not expect them to have a material impact on our financial position or results of operations. We plan to adopt these standards as of their effective dates.

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

Provision for income taxes is based on the following:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Taxes calculated using the estimated annual effective tax rate	$238	$344	$458	$660
Discrete tax items	(29)	(43)	(89)	(172)
Provision for income taxes	$209	$301	$369	$488

Actual effective tax rate	14%	18%	13%	15%

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

Details of our investments are as follows:

	June 30, 2019			December 31, 2018
	Cash and Cash	Short-Term	Long-Term	Cash and Cash	Short-Term	Long-Term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$709	$—	$—	$747	$—	$—
Corporate obligations	591	256	—	473	748	—
U.S. government agency and Treasury securities	2,101	149	—	988	1,047	—
Trading securities:
Mutual funds	—	—	259	—	—	226
Total	3,401	405	259	2,208	1,795	226

Other measurement basis:
Equity-method investments	—	—	37	—	—	21
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	412	—	—	230	—	—
Total	$3,813	$405	$300	$2,438	$1,795	$251

As of June 30, 2019 and December 31, 2018, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first six months of 2019 and 2018.

Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $200 million and $1.38 billion for the second quarters of 2019 and 2018, respectively, and $1.78 billion and $2.83 billion for the first six months of 2019 and 2018, respectively. Gross realized gains and losses from these sales were not material.

The following table presents the aggregate maturities of our available-for-sale debt investments as of June 30, 2019:

Fair Value
One year or less	$3,695
One to two years	111

There were no other-than-temporary declines and impairments in the values of our debt investments in the first six months of 2019 or 2018.

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

•

Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of June 30, 2019 and December 31, 2018, we had no Level 3 assets or liabilities.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$709	$—	$709	$747	$—	$747
Corporate obligations	—	847	847	—	1,221	1,221
U.S. government agency and Treasury securities	2,250	—	2,250	2,035	—	2,035
Mutual funds	259	—	259	226	—	226
Total assets	$3,218	$847	$4,065	$3,008	$1,221	$4,229

Liabilities:
Deferred compensation	$277	$—	$277	$246	$—	$246
Total liabilities	$277	$—	$277	$246	$—	$246

5. Goodwill and acquisition-related intangibles

Goodwill was $4.36 billion as of June 30, 2019 and December 31, 2018. There was no impairment of goodwill during the first six months of 2019 or 2018.

The components of acquisition-related intangibles are as follows:

	Amortization	June 30, 2019			December 31, 2018
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	7 - 10	$2,125	$1,681	$444	$2,125	$1,573	$552
Customer relationships	8	810	785	25	810	734	76
Total		$2,935	$2,466	$469	$2,935	$2,307	$628

Acquisition charges

Acquisition charges represent the ongoing amortization of intangible assets resulting from the acquisition of National Semiconductor Corporation. These amounts are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments.

Amortization of acquisition-related intangibles was $80 million and $79 million for the second quarters of 2019 and 2018, respectively, and $159 million for the first six months of both 2019 and 2018. Fully amortized assets are written off against accumulated amortization.

6. Postretirement benefit plans

Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Three Months Ended June 30,	2019	2018	2019	2018	2019	2018
Service cost	$5	$5	$—	$1	$8	$9
Interest cost	10	9	4	3	11	11
Expected return on plan assets	(12)	(10)	(3)	(3)	(23)	(17)
Recognized net actuarial loss	3	4	—	—	8	6
Amortization of prior service credit	—	—	—	—	—	(1)
Net periodic benefit costs	6	8	1	1	4	8
Settlement losses	3	—	—	—	1	1
Total, including other postretirement losses	$9	$8	$1	$1	$5	$9

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	U.S.		U.S.		Non-U.S.
	Defined Benefit		Retiree Health Care		Defined Benefit
For Six Months Ended June 30,	2019	2018	2019	2018	2019	2018
Service cost	$9	$10	$1	$2	$16	$18
Interest cost	19	18	7	7	22	23
Expected return on plan assets	(21)	(21)	(7)	(7)	(44)	(34)
Recognized net actuarial loss	5	8	—	1	15	11
Amortization of prior service credit	—	—	—	(1)	—	(1)
Net periodic benefit costs	12	15	1	2	9	17
Settlement losses	6	2	—	—	2	1
Total, including other postretirement losses	$18	$17	$1	$2	$11	$18

7. Debt and lines of credit

Short-term borrowings

We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of June 30, 2019, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of June 30, 2019, our credit facility was undrawn, and we had no commercial paper outstanding.

Long-term debt

In the first quarter of 2019, we issued an aggregate principal amount of $750 million of fixed-rate, long-term debt due in 2039. We incurred $7 million of issuance and other related costs. We received $743 million in proceeds, net of the original issuance discount, to be used for general corporate purposes.

Long-term debt outstanding is as follows:

	June 30,	December 31,
	2019	2018
Notes due 2019 at 1.65%	$750	$750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	550	550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2027 at 2.90%	500	500
Notes due 2039 at 3.875%	750	—
Notes due 2048 at 4.15%	1,500	1,500
Total debt	5,850	5,100
Net unamortized discounts, premiums and issuance costs	(43)	(32)
Total debt, including net unamortized discounts, premiums and issuance costs	5,807	5,068
Current portion of long-term debt	(1,249)	(749)
Long-term debt	$4,558	$4,319

Interest and debt expense was $44 million and $30 million for the second quarters of 2019 and 2018, respectively, and $82 million and $53 million for the first six months of 2019 and 2018, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

8. Stockholders’ equity

Changes in equity for the three and six months ended June 30, 2019 and 2018, respectively, are as follows:

				Treasury
	Common	Paid-in	Retained	Common
	Stock	Capital	Earnings	Stock	AOCI
Balance, December 31, 2018	$1,741	$1,950	$37,906	$(32,130)	$(473)

2019
Net income	—	—	1,217	—	—
Dividends declared and paid ($0.77 per share)	—	—	(724)	—	—
Common stock issued for stock-based awards	—	(84)	—	235	—
Stock repurchases	—	—	—	(1,185)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	8
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	—	1	—	—
Balance, March 31, 2019	1,741	1,927	38,396	(33,080)	(465)

Net income	—	—	1,305	—	—
Dividends declared and paid ($0.77 per share)	—	—	(722)	—	—
Common stock issued for stock-based awards	—	10	—	136	—
Stock repurchases	—	—	—	(830)	—
Stock compensation	—	67	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	8
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	(1)	(1)	(1)	—
Balance, June 30, 2019	$1,741	$2,003	$38,974	$(33,775)	$(457)

				Treasury
	Common	Paid-in	Retained	Common
	Stock	Capital	Earnings	Stock	AOCI
Balance, December 31, 2017	$1,741	$1,776	$34,662	$(27,458)	$(384)

2018
Net income	—	—	1,366	—	—
Dividends declared and paid ($0.62 per share)	—	—	(611)	—	—
Common stock issued for stock-based awards	—	(75)	—	253	—
Stock repurchases	—	—	—	(891)	—
Stock compensation	—	70	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(8)
Dividend equivalents on RSUs	—	—	(4)	—	—
Cumulative effect of accounting changes	—	—	206	—	—
Other	—	(1)	—	—	—
Balance, March 31, 2018	1,741	1,770	35,619	(28,096)	(392)

Net income	—	—	1,405	—	—
Dividends declared and paid ($0.62 per share)	—	—	(606)	—	—
Common stock issued for stock-based awards	—	22	—	80	—
Stock repurchases	—	—	—	(1,000)	—
Stock compensation	—	74	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	21
Dividend equivalents on RSUs	—	—	(5)	—	—
Other	—	1	—	—	—
Balance, June 30, 2018	$1,741	$1,867	$36,413	$(29,016)	$(371)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

9. Leases

We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require us to pay real estate taxes, insurance and maintenance costs.

Our leases are included as a component of the following balance sheet lines:

June 30,
2019
Other long-term assets	$352

Accrued expenses and other liabilities	$73
Other long-term liabilities	279

Details of our operating leases are as follows:

	For Three Months Ended	For Six Months Ended
	June 30,	June 30,
	2019	2019
Lease cost	$16	$34
Variable lease cost	10	23

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$15	$31

Lease assets obtained in exchange for new lease liabilities	$23	$152

Weighted average remaining lease term	8.5 years
Weighted average discount rate	3.40%

The following table presents the maturities of lease liabilities as of June 30, 2019:

Operating Leases
2019	$38
2020	70
2021	58
2022	48
2023	37
Thereafter	157
Total lease payments	408
Imputed lease interest	(56)
Total lease liabilities	$352

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

General

We are subject to various legal and administrative proceedings. Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

11. Supplemental financial information

Restructuring charges/other

Restructuring charges/other are included in Other for segment reporting purposes. Changes in accrued restructuring balances are as follows:

Balance, December 31, 2018	$28
Restructuring charges	(15)
Payments	(12)
Balance, June 30, 2019	$1

The restructuring accrual balances are reported as a component of either accrued expenses and other liabilities or other long-term liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

In April 2019, we sold our manufacturing facility in Greenock, Scotland.

Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income

Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the second quarters and first six months of 2019 and 2018. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,		Impact to Related
	2019	2018	2019	2018	Statement of Income Lines
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$15	$11	$28	$23	Decrease to OI&E
Tax effect	(4)	(2)	(7)	(5)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$11	$9	$21	$18	Decrease to net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$—	$(1)	$—	$(2)	Increase to OI&E
Tax effect	—	—	—	—	Increase to provision for income taxes
Recognized within net income, net of taxes	$—	$(1)	$—	$(2)	Increase to net income

(a)Detailed in Note 6.

Stock compensation

Total shares of 3,264,965 and 8,976,983 were issued from treasury shares during the second quarter and first six months of 2019, respectively, related to stock compensation.

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

Performance summary

Our second quarter revenue was $3.67 billion, net income was $1.31 billion and earnings per share (EPS) were $1.36.

Revenue decreased 9% from the same quarter a year ago due to broad-based weakness.

In our core businesses, Analog revenue declined 6% and Embedded Processing declined 16% from the same quarter a year ago.

Our cash flow from operations of $7.2 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was $5.9 billion and 39% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.

We have returned $8.0 billion to shareholders in the past 12 months through stock repurchases and dividends. Our strategy is to return all our free cash flow to shareholders. Over the last 12 months, our dividends represented 47% of free cash flow, underscoring their sustainability.

We continue to expect our annual operating tax rate to be about 16% in 2019.

For an explanation of free cash flow and the term “annual operating tax rate,” see the Non-GAAP financial information section.

Results of operations – second quarter 2019 compared with second quarter 2018

Revenue of $3.67 billion decreased $349 million, or 9%, primarily due to lower revenue from Analog and Embedded Processing.

Gross profit of $2.36 billion was down $259 million, or 10%, due to lower revenue. As a percentage of revenue, gross profit decreased to 64.3% from 65.2%.

Operating expenses (R&D and SG&A) were $810 million compared with $825 million.

Acquisition charges of $80 million were non-cash. See Note 5 to the financial statements.

Restructuring charges/other was a credit of $36 million due to the sale of our manufacturing facility in Greenock, Scotland.

Operating profit was $1.51 billion, or 41.1% of revenue, compared with $1.71 billion, or 42.6% of revenue.

OI&E was $52 million of income compared with $24 million of income, which increased primarily due to investment gains and tax-related items.

Interest and debt expense of $44 million increased $14 million due to the issuance of additional long-term debt.

Our provision for income taxes was $209 million compared with $301 million. The decrease was due to a lower annual operating tax rate and lower income before income taxes. Our annual operating tax rate, which does not include discrete tax items, is about 16% compared with 20% in 2018. We use “annual operating tax rate” to describe the estimated annual effective tax rate. The 2019 rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.

Net income was $1.31 billion compared with $1.41 billion. EPS was $1.36 compared with $1.40.

Second quarter 2019 segment results

Our segment results compared with the year-ago quarter are as follows:

Analog (includes Power, Signal Chain and High Volume product lines)

	2Q19	2Q18	Change
Revenue	$2,534	$2,690	(6)%
Operating profit	1,108	1,263	(12)%
Operating profit % of revenue	43.7%	47.0%

Analog revenue decreased due to High Volume, Power and, to a lesser extent, Signal Chain. Operating profit decreased primarily due to lower revenue and associated gross profit.

Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	2Q19	2Q18	Change
Revenue	$790	$943	(16)%
Operating profit	265	334	(21)%
Operating profit % of revenue	33.5%	35.4%

Embedded Processing revenue decreased in Processors and Connected Microcontrollers. Operating profit decreased due to lower revenue and associated gross profit.

Other (includes DLP® products, calculators and custom ASIC products)

	2Q19	2Q18	Change
Revenue	$344	$384	(10)%
Operating profit*	133	115	16%
Operating profit % of revenue	38.7%	29.9%

* Includes acquisition charges and restructuring charges/other

Other revenue decreased by $40 million. Operating profit increased by $18 million.

Results of operations – first six months of 2019 compared with first six months of 2018

Revenue of $7.26 billion decreased $544 million, or 7%, due to lower revenue from Embedded Processing and, to a lesser extent, Analog.

Gross profit of $4.62 billion was down $445 million, or 9%, primarily due to lower revenue. As a percentage of revenue, gross profit decreased to 63.6% from 64.9%.

Operating expenses were $1.61 billion compared with $1.64 billion.

Acquisition charges of $159 million were non-cash. See Note 5 to the financial statements.

Restructuring charges/other was a credit of $36 million due to the sale of our manufacturing facility in Greenock, Scotland.

Operating profit was $2.89 billion, or 39.7% of revenue, compared with $3.26 billion, or 41.8% of revenue.

OI&E was $88 million of income compared with $52 million of income.

Interest and debt expense of $82 million increased $29 million due to the issuance of additional long-term debt.

Our provision for income taxes was $369 million compared with $488 million. The decrease was due to a lower annual operating tax rate and lower income before income taxes, partially offset by a reduction of discrete tax benefits.

Net income was $2.52 billion compared with $2.77 billion. EPS was $2.63 compared with $2.75.

Year-to-date segment results

Our segment results compared with the year-ago period are as follows:

Analog

	YTD 2019	YTD 2018	Change
Revenue	$5,052	$5,256	(4)%
Operating profit	2,196	2,429	(10)%
Operating profit % of revenue	43.5%	46.2%

Analog revenue decreased due to High Volume and, to a lesser extent, Power. Signal Chain revenue was about even, despite a change in the mix of products shipped. Operating profit decreased primarily due to lower revenue and associated gross profit.

Embedded Processing

	YTD 2019	YTD 2018	Change
Revenue	$1,586	$1,869	(15)%
Operating profit	514	662	(22)%
Operating profit % of revenue	32.4%	35.4%

Embedded Processing revenue decreased in Processors and Connected Microcontrollers. Operating profit decreased due to lower revenue and associated gross profit.

Other

	YTD 2019	YTD 2018	Change
Revenue	$624	$681	(8)%
Operating profit*	175	169	4%
Operating profit % of revenue	28.0%	24.8%

* Includes acquisition charges and restructuring charges/other

Other revenue decreased by $57 million. Operating profit increased by $6 million.

Financial condition

At the end of the second quarter of 2019, total cash (cash and cash equivalents plus short-term investments) was $4.22 billion, a decrease of $15 million from the end of 2018.

Accounts receivable were $1.42 billion, an increase of $212 million compared with the end of 2018. Days sales outstanding at the end of the second quarter of 2019 were 35 compared with 29 at the end of 2018.

Inventory was $2.08 billion, a decrease of $138 million from the end of 2018. Days of inventory at the end of the second quarter of 2019 were 143 compared with 152 at the end of 2018.

Liquidity and capital resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first six months of 2019 were $2.90 billion, a decrease of $35 million.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2024. This credit facility also serves as support for the issuance of commercial paper. As of June 30, 2019, our credit facility was undrawn, and we had no commercial paper outstanding.

Investing activities for the first six months of 2019 provided $915 million compared with $185 million in the year-ago period. Capital expenditures were $535 million compared with $438 million in the year-ago period and were primarily for semiconductor manufacturing equipment in both periods. We had sales of short-term investments, net of purchases, that provided cash proceeds of $1.40 billion compared with $621 million in the year-ago period.

Financing activities for the first six months of 2019 used $2.44 billion compared with $1.86 billion in the year-ago period. In 2019, we received net proceeds of $743 million from the issuance of fixed-rate, long-term debt. In the year-ago period, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $500 million. Dividends paid were $1.45 billion compared with $1.22 billion in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $2.02 billion to repurchase 19.6 million shares of our common stock compared with $1.89 billion used in the year-ago period to repurchase 17.8 million shares. Employee exercises of stock options provided cash proceeds of $297 million compared with $280 million in the year-ago period.

We had $3.81 billion of cash and cash equivalents and $405 million of short-term investments as of June 30, 2019. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2019	2018	Change
Cash flow from operations (GAAP)	$7,154	$6,589	9%
Capital expenditures	(1,228)	(855)
Free cash flow (non-GAAP)	$5,926	$5,734	3%

Revenue	$15,240	$15,672

Cash flow from operations as a percent of revenue (GAAP)	46.9%	42.0%
Free cash flow as a percent of revenue (non-GAAP)	38.9%	36.6%

This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.

Long-term contractual obligations

Information regarding long-term debt obligations is described in the long-term contractual obligations table in Item 7 of our Form 10-K for the year ended December 31, 2018. Additionally, in the first six months of 2019, we issued $750 million principal amount of 3.875% notes maturing in 2039.

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

ITEM 2. Unregistered sales of equity securities and use of proceeds

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2019 through April 30, 2019	2,963,212		$114.54		2,959,680	$14.62	billion
May 1, 2019 through May 31, 2019	3,506,174		108.35		3,506,174	14.24	billion
June 1, 2019 through June 30, 2019	1,033,579		107.68		1,033,579	14.13	billion
Total	7,502,965	(b)	$110.70	(b)	7,499,433	$14.13	billion (c)
(a)

All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $6.0 billion of additional shares of TI common stock announced September 21, 2017. On September 20, 2018, our board of directors authorized the purchase of an additional $12.0 billion of our common stock.

(b)	In addition to open-market purchases, 3,532 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(c)

As of June 30, 2019, this amount consisted of the remaining portion of the $6.0 billion authorized in September 2017 and the $12.0 billion authorized in September 2018. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)

Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed December 12, 2016).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document†
101.sch	XBRL Taxonomy Extension Schema Document†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document†
101.lab	XBRL Taxonomy Extension Label Linkbase Document†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document†
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

Date: July 31, 2019