Form 10-Q
period 2019-09-30
TEXAS INSTRUMENTS INC
filed 2019-10-31
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
934,775,441
Number of shares of Registrant’s common stock outstanding as of
October 25, 2019

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(Millions of dollars, except share and per-share amounts)	2019	2018	2019	2018
Revenue	$3,771	$4,261	$11,033	$12,067
Cost of revenue (COR)	1,325	1,457	3,966	4,197
Gross profit	2,446	2,804	7,067	7,870
Research and development (R&D)	379	390	1,158	1,159
Selling, general and administrative (SG&A)	399	396	1,233	1,270
Acquisition charges	79	80	238	239
Restructuring charges/other	—	1	(36)	5
Operating profit	1,589	1,937	4,474	5,197
Other income (expense), net (OI&E)	34	23	122	75
Interest and debt expense	43	36	125	89
Income before income taxes	1,580	1,924	4,471	5,183
Provision for income taxes	155	354	524	842
Net income	$1,425	$1,570	$3,947	$4,341

Earnings per common share (EPS):
Basic	$1.51	$1.61	$4.19	$4.41
Diluted	$1.49	$1.58	$4.12	$4.32

Average shares outstanding (millions):
Basic	935	969	937	976
Diluted	950	989	953	997

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,425	$1,570	$3,947	$4,341
Income allocated to RSUs	(8)	(11)	(25)	(34)
Income allocated to common stock for diluted EPS	$1,417	$1,559	$3,922	$4,307

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(Millions of dollars)	2019	2018	2019	2018
Net income	$1,425	$1,570	$3,947	$4,341
Other comprehensive income (loss), net of taxes
Net actuarial losses of defined benefit plans:
Adjustments	5	3	—	2
Recognized within net income	9	15	30	33
Prior service credit of defined benefit plans:
Recognized within net income	—	(1)	—	(3)
Derivative instruments:
Change in fair value	—	—	—	(2)
Other comprehensive income (loss)	14	17	30	30
Total comprehensive income	$1,439	$1,587	$3,977	$4,371

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	September 30,	December 31,
Consolidated Balance Sheets	2019	2018
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,893	$2,438
Short-term investments	1,174	1,795
Accounts receivable, net of allowances of ($13) and ($19)	1,342	1,207
Raw materials	175	181
Work in process	955	1,070
Finished goods	910	966
Inventories	2,040	2,217
Prepaid expenses and other current assets	264	440
Total current assets	8,713	8,097
Property, plant and equipment at cost	5,683	5,425
Accumulated depreciation	(2,365)	(2,242)
Property, plant and equipment	3,318	3,183
Long-term investments	298	251
Goodwill	4,362	4,362
Acquisition-related intangibles	390	628
Deferred tax assets	257	295
Capitalized software licenses	77	89
Overfunded retirement plans	106	92
Other long-term assets	471	140
Total assets	$17,992	$17,137

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$499	$749
Accounts payable	397	478
Accrued compensation	609	724
Income taxes payable	58	103
Accrued expenses and other liabilities	444	420
Total current liabilities	2,007	2,474
Long-term debt	5,302	4,319
Underfunded retirement plans	123	118
Deferred tax liabilities	49	42
Other long-term liabilities	1,526	1,190
Total liabilities	9,007	8,143
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred – None issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	2,058	1,950
Retained earnings	39,674	37,906
Treasury common stock at cost
Shares: September 30, 2019 – 805,637,804; December 31, 2018 – 795,665,646	(34,045)	(32,130)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(443)	(473)
Total stockholders’ equity	8,985	8,994
Total liabilities and stockholders’ equity	$17,992	$17,137

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(Millions of dollars)	2019	2018
Cash flows from operating activities
Net income	$3,947	$4,341
Adjustments to net income:
Depreciation	522	432
Amortization of acquisition-related intangibles	238	239
Amortization of capitalized software	40	34
Stock compensation	176	190
Gains on sales of assets	(23)	—
Deferred taxes	31	(82)
Increase (decrease) from changes in:
Accounts receivable	(135)	(307)
Inventories	177	(181)
Prepaid expenses and other current assets	285	568
Accounts payable and accrued expenses	(64)	6
Accrued compensation	(115)	(112)
Income taxes payable	(200)	11
Changes in funded status of retirement plans	26	26
Other	(10)	(121)
Cash flows from operating activities	4,895	5,044

Cash flows from investing activities
Capital expenditures	(684)	(808)
Proceeds from asset sales	30	—
Purchases of short-term investments	(1,374)	(5,308)
Proceeds from short-term investments	2,004	4,545
Other	25	(12)
Cash flows from investing activities	1	(1,583)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,491	1,500
Repayment of debt	(750)	(500)
Dividends paid	(2,167)	(1,819)
Stock repurchases	(2,471)	(3,091)
Proceeds from common stock transactions	491	335
Other	(35)	(40)
Cash flows from financing activities	(3,441)	(3,615)

Net change in cash and cash equivalents	1,455	(154)
Cash and cash equivalents at beginning of period	2,438	1,656
Cash and cash equivalents at end of period	$3,893	$1,502

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to financial statements
1. Description of business, including segment and geographic area information
We design, make and sell semiconductors to electronics designers and manufacturers all over the world. We have two reportable segments, which are established along major categories of products as follows:
•Analog – consisting of the following product lines: Power, Signal Chain and High Volume.
•Embedded Processing – consisting of the following product lines: Connected Microcontrollers and Processors.
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
Segment information

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Analog	$2,674	$2,907	$7,726	$8,163
Embedded Processing	724	894	2,310	2,763
Other	373	460	997	1,141
Total revenue	$3,771	$4,261	$11,033	$12,067

Operating profit:
Analog	$1,231	$1,447	$3,427	$3,876
Embedded Processing	233	309	747	971
Other	125	181	300	350
Total operating profit	$1,589	$1,937	$4,474	$5,197

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
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

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
United States	$504	$665	$1,468	$1,783
Asia (a)	2,263	2,520	6,512	7,075
Europe, Middle East and Africa	699	769	2,151	2,304
Japan	198	218	607	656
Rest of world	107	89	295	249
Total revenue	$3,771	$4,261	$11,033	$12,067
(a)Revenue from products shipped into China was $1.9 billion and $2.0 billion in the third quarters of 2019 and 2018, respectively, and $5.4 billion and $5.3 billion in the first nine months of 2019 and 2018, respectively.

2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2018, except for the effects of adopting Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2019 and 2018, and the Consolidated Balance Sheet as of September 30, 2019, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2018. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.
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
We have agreements with lease and non-lease components, which are accounted for as a single lease component. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Earnings per share (EPS)
We use the two-class method for calculating EPS because the restricted stock units (RSUs) we grant are participating securities containing non-forfeitable rights to receive dividend equivalents. Under the two-class method, a portion of net income is allocated to RSUs and excluded from the calculation of income allocated to common stock, as shown in the table below.
Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended September 30,
	2019			2018
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,425			$1,570
Income allocated to RSUs	(9)			(12)
Income allocated to common stock	$1,416	935	$1.51	$1,558	969	$1.61
Dilutive effect of stock compensation plans		15			20

Diluted EPS:
Net income	$1,425			$1,570
Income allocated to RSUs	(8)			(11)
Income allocated to common stock	$1,417	950	$1.49	$1,559	989	$1.58

	For Nine Months Ended September 30,
	2019			2018
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$3,947			$4,341
Income allocated to RSUs	(25)			(34)
Income allocated to common stock	$3,922	937	$4.19	$4,307	976	$4.41
Dilutive effect of stock compensation plans		16			21

Diluted EPS:
Net income	$3,947			$4,341
Income allocated to RSUs	(25)			(34)
Income allocated to common stock	$3,922	953	$4.12	$4,307	997	$4.32
Potentially dilutive securities representing 6 million and 4 million shares of common stock that were outstanding during the third quarters of 2019 and 2018, and 7 million and 4 million shares outstanding during the first nine months of 2019 and 2018, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of September 30, 2019. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of September 30, 2019, the carrying value of long-term debt, including the current portion, was $5.80 billion, and the estimated fair value was $6.32 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Provision for income taxes is based on the following:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Taxes calculated using the estimated annual effective tax rate	$257	$367	$715	$1,027
Discrete tax items	(102)	(13)	(191)	(185)
Provision for income taxes	$155	$354	$524	$842

Actual effective tax rate	10%	18%	12%	16%

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
Details of our investments are as follows:

	September 30, 2019			December 31, 2018
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$1,510	$—	$—	$747	$—	$—
Corporate obligations	377	901	—	473	748	—
U.S. government agency and Treasury securities	1,548	273	—	988	1,047	—
Trading securities:
Mutual funds	—	—	257	—	—	226
Total	3,435	1,174	257	2,208	1,795	226

Other measurement basis:
Equity-method investments	—	—	37	—	—	21
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	458	—	—	230	—	—
Total	$3,893	$1,174	$298	$2,438	$1,795	$251

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
As of September 30, 2019 and December 31, 2018, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first nine months of 2019 and 2018.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $220 million and $1.72 billion for the third quarters of 2019 and 2018, respectively, and $2.00 billion and $4.55 billion for the first nine months of 2019 and 2018, respectively. Gross realized gains and losses from these sales were not material.
The following table presents the aggregate maturities of our available-for-sale debt investments as of September 30, 2019:

Fair Value
One year or less	$4,553
One to two years	56
There were no other-than-temporary declines and impairments in the values of our debt investments in the first nine months of 2019 or 2018.
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
•Level 1 – Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.
•Level 2 – Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data. We utilize a third-party data service to provide Level 2 valuations. We verify these valuations for reasonableness relative to unadjusted quotes obtained from brokers or dealers based on observable prices for similar assets in active markets.
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of September 30, 2019 and December 31, 2018, we had no Level 3 assets or liabilities.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,510	$—	$1,510	$747	$—	$747
Corporate obligations	—	1,278	1,278	—	1,221	1,221
U.S. government agency and Treasury securities	1,821	—	1,821	2,035	—	2,035
Mutual funds	257	—	257	226	—	226
Total assets	$3,588	$1,278	$4,866	$3,008	$1,221	$4,229

Liabilities:
Deferred compensation	$280	$—	$280	$246	$—	$246
Total liabilities	$280	$—	$280	$246	$—	$246

5. Goodwill and acquisition-related intangibles
Goodwill was $4.36 billion as of September 30, 2019 and December 31, 2018. There was no impairment of goodwill during the first nine months of 2019 or 2018.
The components of acquisition-related intangibles are as follows:

		September 30, 2019			December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	7 - 10	$2,000	$1,610	$390	$2,125	$1,573	$552
Customer relationships	8	—	—	—	810	734	76
Total		$2,000	$1,610	$390	$2,935	$2,307	$628
Acquisition charges
Acquisition charges represent the ongoing amortization of intangible assets resulting from the acquisition of National Semiconductor Corporation. These amounts are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments.
Amortization of acquisition-related intangibles was $79 million and $80 million for the third quarters of 2019 and 2018, respectively, and $238 million and $239 million for the first nine months of 2019 and 2018, respectively. Fully amortized assets are written off against accumulated amortization.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
6. Postretirement benefit plans
Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2019	2018	2019	2018	2019	2018
Service cost	$4	$5	$1	$1	$7	$8
Interest cost	9	9	4	4	11	11
Expected return on plan assets	(10)	(11)	(4)	(4)	(20)	(16)
Recognized net actuarial loss	3	4	—	1	6	5
Amortization of prior service cost (credit)	—	—	(1)	(1)	1	—
Net periodic benefit costs	6	7	—	1	5	8
Settlement losses	3	9	—	—	—	1
Total, including other postretirement losses	$9	$16	$—	$1	$5	$9

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2019	2018	2019	2018	2019	2018
Service cost	$13	$15	$2	$3	$23	$26
Interest cost	28	27	11	11	33	34
Expected return on plan assets	(31)	(32)	(11)	(11)	(64)	(50)
Recognized net actuarial loss	8	12	—	2	21	16
Amortization of prior service cost (credit)	—	—	(1)	(2)	1	(1)
Net periodic benefit costs	18	22	1	3	14	25
Settlement losses	9	11	—	—	2	2
Total, including other postretirement losses	$27	$33	$1	$3	$16	$27

7. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of September 30, 2019, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of September 30, 2019, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
We retired $750 million of maturing debt in August 2019.
In the first quarter of 2019, we issued a principal amount of $750 million of fixed-rate, long-term debt due in 2039. We incurred $7 million of issuance and other related costs. We received $743 million in proceeds, net of the original issuance discount, to be used for general corporate purposes.
In the third quarter of 2019, we issued a principal amount of $750 million of fixed-rate, long-term debt due in 2029. We incurred $5 million of issuance and other related costs. We received $748 million in proceeds, net of the original issuance discount, to be used for general corporate purposes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	September 30,	December 31,
	2019	2018
Notes due 2019 at 1.65%	$—	$750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	550	550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	—
Notes due 2039 at 3.875%	750	—
Notes due 2048 at 4.15%	1,500	1,500
Total debt	5,850	5,100
Net unamortized discounts, premiums and issuance costs	(49)	(32)
Total debt, including net unamortized discounts, premiums and issuance costs	5,801	5,068
Current portion of long-term debt	(499)	(749)
Long-term debt	$5,302	$4,319
Interest and debt expense was $43 million and $36 million for the third quarters of 2019 and 2018, respectively, and $125 million and $89 million for the first nine months of 2019 and 2018, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
8. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2018	$1,741	$1,950	$37,906	$(32,130)	$(473)

2019
Net income	—	—	1,217	—	—
Dividends declared and paid ($0.77 per share)	—	—	(724)	—	—
Common stock issued for stock-based awards	—	(84)	—	235	—
Stock repurchases	—	—	—	(1,185)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	8
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	—	1	—	—
Balance, March 31, 2019	1,741	1,927	38,396	(33,080)	(465)

Net income	—	—	1,305	—	—
Dividends declared and paid ($0.77 per share)	—	—	(722)	—	—
Common stock issued for stock-based awards	—	10	—	136	—
Stock repurchases	—	—	—	(830)	—
Stock compensation	—	67	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	8
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	(1)	(1)	(1)	—
Balance, June 30, 2019	1,741	2,003	38,974	(33,775)	(457)

Net income	—	—	1,425	—	—
Dividends declared and paid ($0.77 per share)	—	—	(721)	—	—
Common stock issued for stock-based awards	—	8	—	186	—
Stock repurchases	—	—	—	(456)	—
Stock compensation	—	48	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	14
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	(1)	—	—	—
Balance, September 30, 2019	$1,741	$2,058	$39,674	$(34,045)	$(443)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2017	$1,741	$1,776	$34,662	$(27,458)	$(384)

2018
Net income	—	—	1,366	—	—
Dividends declared and paid ($0.62 per share)	—	—	(611)	—	—
Common stock issued for stock-based awards	—	(75)	—	253	—
Stock repurchases	—	—	—	(891)	—
Stock compensation	—	70	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(8)
Dividend equivalents on RSUs	—	—	(4)	—	—
Cumulative effect of accounting changes	—	—	206	—	—
Other	—	(1)	—	—	—
Balance, March 31, 2018	1,741	1,770	35,619	(28,096)	(392)

Net income	—	—	1,405	—	—
Dividends declared and paid ($0.62 per share)	—	—	(606)	—	—
Common stock issued for stock-based awards	—	22	—	80	—
Stock repurchases	—	—	—	(1,000)	—
Stock compensation	—	74	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	21
Dividend equivalents on RSUs	—	—	(5)	—	—
Other	—	1	—	—	—
Balance, June 30, 2018	1,741	1,867	36,413	(29,016)	(371)

Net income	—	—	1,570	—	—
Dividends declared and paid ($0.62 per share)	—	—	(602)	—	—
Common stock issued for stock-based awards	—	6	—	49	—
Stock repurchases	—	—	—	(1,200)	—
Stock compensation	—	46	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	17
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	(1)	1	—	—
Balance, September 30, 2018	$1,741	$1,918	$37,378	$(30,167)	$(354)

9. Leases
We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require us to pay real estate taxes, insurance and maintenance costs.
Our leases are included as a component of the following balance sheet lines:

September 30,
2019
Other long-term assets	$351

Accrued expenses and other liabilities	$74
Other long-term liabilities	272

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
 Details of our operating leases are as follows:

	For Three Months Ended	For Nine Months Ended
	September 30,	September 30,
	2019	2019
Lease cost	$16	$50
Variable lease cost	9	32

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$14	$45

Lease assets obtained in exchange for new lease liabilities	$14	$166

Weighted average remaining lease term	8.3 years
Weighted average discount rate	3.36%
The following table presents the maturities of lease liabilities as of September 30, 2019:

Operating Leases
2019	$19
2020	74
2021	63
2022	50
2023	38
Thereafter	159
Total lease payments	403
Imputed lease interest	(57)
Total lease liabilities	$346

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
11. Supplemental financial information
Restructuring charges/other
Restructuring charges/other are included in Other for segment reporting purposes. Changes in accrued restructuring balances are as follows:

Balance, December 31, 2018	$28
Restructuring charges	(15)
Payments	(12)
Balance, September 30, 2019	$1
The restructuring accrual balances are reported as a component of either accrued expenses and other liabilities or other long-term liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.
In April 2019, we sold our manufacturing facility in Greenock, Scotland.
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the third quarters and first nine months of 2019 and 2018. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Nine Months Ended		Impact to Related Statement of Income Lines
	September 30,		September 30,
	2019	2018	2019	2018
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$12	$20	$40	$43	Decrease to OI&E
Tax effect	(3)	(5)	(10)	(10)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$9	$15	$30	$33	Decrease to net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$—	$(1)	$—	$(3)	Increase to OI&E
Tax effect	—	—	—	—	Increase to provision for income taxes
Recognized within net income, net of taxes	$—	$(1)	$—	$(3)	Increase to net income
(a)Detailed in Note 6.
Stock compensation
Total shares of 4,404,183 and 13,381,166 were issued from treasury shares during the third quarter and first nine months of 2019, respectively, related to stock compensation.

ITEM 2. Management’s discussion and analysis of financial condition and results of operations
Overview
We design, make and sell semiconductors to electronics designers and manufacturers all over the world. Our business model is designed around the following four sustainable competitive advantages that we believe, in combination, put us in a unique class of companies:
•A strong foundation of manufacturing and technology. We invest in manufacturing technologies and do most of our manufacturing in-house. This strategic decision to directly control our manufacturing helps ensure a consistent supply of products for our customers and also allows us to invest in technology that differentiates the features of our products. We have focused on creating a competitive manufacturing cost advantage by investing in our advanced analog 300-millimeter capacity, which has about a 40% cost advantage per unpackaged chip over 200-millimeter. To strengthen this advantage, we are planning our next phase of 300-millimeter capacity expansion as 300-millimeter wafers will continue to support the majority of our Analog growth.
•Broad portfolio of differentiated analog and embedded processing semiconductors. Our customers need multiple chips for their systems. The breadth of our portfolio means we can meet more of these needs than our competitors can, which gives us access to more customers and the opportunity to sell more products and generate more revenue per customer system. We invest more than $1 billion each year to develop new products for our portfolio, which includes tens of thousands of products.
•Broadest reach of market channels. Customers often begin their initial product selection process and design-in journey on our website, and the breadth of our portfolio attracts more customers to our website than any of our competitors’ websites. Our web presence, combined with our global sales force that is also greater in size than those of our competitors, are advantages that give us unique access to about 100,000 customers designing TI semiconductors into their end products.
•Diversity and longevity of our products, markets and customer positions. Together, the attributes above result in diverse and long-lived positions that deliver high terminal value to our shareholders. Because of the breadth of our portfolio, we are not dependent on any single product, customer, technology or market. Some of our products generate revenue for decades, which strengthens the return on our investments.
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
Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. In the following discussion of our results of operations:
•Our segments represent groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels, and how management allocates resources and measures results. See Note 1 to the financial statements for more information regarding our segments.
•When we discuss our results:
◦Unless otherwise noted, changes in our revenue are attributable to changes in customer demand, which are evidenced by fluctuations in shipment volumes.
◦New products tend not to have a significant impact on our revenue in any given period because we sell such a large number of products.

◦From time to time, our revenue and gross profit are affected by changes in demand for higher-priced or lower-priced products, which we refer to as changes in the “mix” of products shipped.
◦Because we own much of our manufacturing capacity, a significant portion of our operating cost is fixed. When factory loadings decrease, our fixed costs are spread over reduced output and, absent other circumstances, our profit margins decrease. Conversely, as factory loadings increase, our fixed costs are spread over increased output and, absent other circumstances, our profit margins increase. Increases and decreases in factory loadings tend to correspond to increases and decreases in demand.
•All dollar amounts in the tables are stated in millions of U.S. dollars.
Performance summary
Our third quarter revenue was $3.77 billion, net income was $1.43 billion and earnings per share (EPS) were $1.49.
Revenue decreased 11% from the same quarter a year ago, as most markets weakened further.
In our core businesses, Analog revenue declined 8% and Embedded Processing declined 19% from the same quarter a year ago.
Our cash flow from operations of $7.0 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the trailing 12 months was $6.0 billion and 41% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.
We have returned $7.4 billion to shareholders in the past 12 months through stock repurchases and dividends. Over the last 12 months, our dividends represented 48% of free cash flow, underscoring their sustainability. In September, we announced we would increase our dividend by 17%. Together, our stock repurchases and dividends reflect our continued commitment to return all free cash flow to our shareholders.
We continue to expect our annual operating tax rate to be about 16% in 2019.
For an explanation of free cash flow and the term “annual operating tax rate,” see the Non-GAAP financial information section.
Results of operations – third quarter 2019 compared with third quarter 2018
Revenue of $3.77 billion decreased $490 million, or 11%, primarily due to lower revenue from Analog and Embedded Processing.
Gross profit of $2.45 billion was down $358 million, or 13%, due to lower revenue. As a percentage of revenue, gross profit decreased to 64.9% from 65.8%.
Operating expenses (R&D and SG&A) were $778 million compared with $786 million.
Acquisition charges of $79 million were non-cash. See Note 5 to the financial statements.
Operating profit was $1.59 billion, or 42.1% of revenue, compared with $1.94 billion, or 45.5% of revenue.
OI&E was $34 million of income compared with $23 million of income.
Interest and debt expense of $43 million increased $7 million due to the issuance of additional long-term debt.
Our provision for income taxes was $155 million compared with $354 million. The decrease was due to higher discrete tax benefits, lower income before income taxes and, to a lesser extent, a lower annual operating tax rate. Our annual operating tax rate, which does not include discrete tax items, is about 16% compared with 20% in 2018. We use “annual operating tax rate” to describe the estimated annual effective tax rate. The 2019 rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
Net income was $1.43 billion compared with $1.57 billion. EPS was $1.49 compared with $1.58.

Third quarter 2019 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power, Signal Chain and High Volume product lines)

	Q3 2019	Q3 2018	Change
Revenue	$2,674	$2,907	(8)%
Operating profit	1,231	1,447	(15)%
Operating profit % of revenue	46.0%	49.8%
Analog revenue decreased due to Power, Signal Chain and, to a lesser extent, High Volume. Operating profit decreased primarily due to lower revenue and associated gross profit.
Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	Q3 2019	Q3 2018	Change
Revenue	$724	$894	(19)%
Operating profit	233	309	(25)%
Operating profit % of revenue	32.2%	34.6%
Embedded Processing revenue decreased in both product lines about equally. Operating profit decreased due to lower revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q3 2019	Q3 2018	Change
Revenue	$373	$460	(19)%
Operating profit*	125	181	(31)%
Operating profit % of revenue	33.5%	39.3%
* Includes acquisition charges and restructuring charges/other
Other revenue decreased $87 million, and operating profit decreased $56 million.
Results of operations – first nine months of 2019 compared with first nine months of 2018
Revenue of $11.03 billion decreased $1.03 billion, or 9%, primarily due to lower revenue from Embedded Processing and Analog.
Gross profit of $7.07 billion was down $803 million, or 10%, primarily due to lower revenue. As a percentage of revenue, gross profit decreased to 64.1% from 65.2%.
Operating expenses were $2.39 billion compared with $2.43 billion.
Acquisition charges of $238 million were non-cash. See Note 5 to the financial statements.
Restructuring charges/other was a credit of $36 million due to the sale of our manufacturing facility in Greenock, Scotland.
Operating profit was $4.47 billion, or 40.6% of revenue, compared with $5.20 billion, or 43.1% of revenue.
OI&E was $122 million of income compared with $75 million of income, which increased primarily due to investment gains.
Interest and debt expense of $125 million increased $36 million due to the issuance of additional long-term debt.
Our provision for income taxes was $524 million compared with $842 million. The decrease was due to a lower annual operating tax rate and lower income before income taxes.
Net income was $3.95 billion compared with $4.34 billion. EPS was $4.12 compared with $4.32.

Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2019	YTD 2018	Change
Revenue	$7,726	$8,163	(5)%
Operating profit	3,427	3,876	(12)%
Operating profit % of revenue	44.4%	47.5%
Analog revenue decreased due to Power, High Volume and, to a lesser extent, Signal Chain. Operating profit decreased primarily due to lower revenue and associated gross profit.
Embedded Processing

	YTD 2019	YTD 2018	Change
Revenue	$2,310	$2,763	(16)%
Operating profit	747	971	(23)%
Operating profit % of revenue	32.3%	35.1%
Embedded Processing revenue decreased in Processors and Connected Microcontrollers. Operating profit decreased due to lower revenue and associated gross profit.
Other

	YTD 2019	YTD 2018	Change
Revenue	$997	$1,141	(13)%
Operating profit*	300	350	(14)%
Operating profit % of revenue	30.1%	30.7%
* Includes acquisition charges and restructuring charges/other
Other revenue decreased $144 million, and operating profit decreased $50 million.
Financial condition
At the end of the third quarter of 2019, total cash (cash and cash equivalents plus short-term investments) was $5.07 billion, an increase of $834 million from the end of 2018.
Accounts receivable were $1.34 billion, an increase of $135 million compared with the end of 2018. Days sales outstanding at the end of the third quarter of 2019 were 32 compared with 29 at the end of 2018.
Inventory was $2.04 billion, a decrease of $177 million from the end of 2018. Days of inventory at the end of the third quarter of 2019 were 139 compared with 152 at the end of 2018.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first nine months of 2019 were $4.90 billion, a decrease of $149 million primarily due to lower net income.
Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2024. This credit facility also serves as support for the issuance of commercial paper. As of September 30, 2019, our credit facility was undrawn, and we had no commercial paper outstanding.
Investing activities for the first nine months of 2019 provided $1 million compared with $1.58 billion of cash used in the year-ago period. Capital expenditures were $684 million compared with $808 million in the year-ago period and were primarily for semiconductor manufacturing equipment in both periods. Short-term investments provided cash of $630 million compared with $763 million of cash used in the year-ago period.

Financing activities for the first nine months of 2019 used $3.44 billion compared with $3.62 billion in the year-ago period. In 2019, we received net proceeds of $1.49 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $750 million. In the year-ago period, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $500 million. Dividends paid were $2.17 billion compared with $1.82 billion in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $2.47 billion to repurchase 23.4 million shares of our common stock compared with $3.09 billion used in the year-ago period to repurchase 28.6 million shares. Employee exercises of stock options provided cash proceeds of $491 million compared with $335 million in the year-ago period.
We had $3.89 billion of cash and cash equivalents and $1.17 billion of short-term investments as of September 30, 2019. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2019	2018	Change
Cash flow from operations (GAAP)	$7,040	$6,973	1%
Capital expenditures	(1,007)	(1,039)
Free cash flow (non-GAAP)	$6,033	$5,934	2%

Revenue	$14,750	$15,817

Cash flow from operations as a percent of revenue (GAAP)	47.7%	44.1%
Free cash flow as a percent of revenue (non-GAAP)	40.9%	37.5%
This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.
Long-term contractual obligations
Information regarding long-term contractual obligations is in Item 7 of our Form 10-K for the year ended December 31, 2018. Additionally, in the first nine months of 2019, we issued $750 million principal amount of 3.875% notes maturing in 2039 and $750 million principal amount of 2.25% notes maturing in 2029. We retired $750 million of maturing debt in August 2019.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2019 through July 31, 2019	2,141,020		$119.07		2,063,872	$13.88	billion
August 1, 2019 through August 31, 2019	1,572,557		121.94		1,572,557	13.69	billion
September 1, 2019 through September 30, 2019	154,422		123.21		154,422	13.67	billion
Total	3,867,999	(b)	$120.40	(b)	3,790,851	$13.67	billion (c)

(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $6.0 billion of additional shares of TI common stock announced September 21, 2017. On September 20, 2018, our board of directors authorized the purchase of an additional $12.0 billion of our common stock.

(b)In addition to open-market purchases, 77,148 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of September 30, 2019, this amount consisted of the remaining portion of the $6.0 billion authorized in September 2017 and the $12.0 billion authorized in September 2018. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed December 12, 2016).
4(a)	Officer's Certificate, dated September 4, 2019 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed September 4, 2019).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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
We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or our management:
•Market demand for semiconductors, particularly in our end markets;
•Our ability to compete in products and prices in an intensely competitive industry;
•Customer demand that differs from forecasts and the financial impact of inadequate or excess company inventory that results from demand that differs from projections;
•Economic, social and political conditions in the countries in which we, our customers or our suppliers operate, including security risks; global trade policies; political and social instability; health conditions; possible disruptions in transportation, communications and information technology networks; and fluctuations in foreign currency exchange rates;
•Evolving cybersecurity threats to our information technology systems or those of our customers or suppliers;
•Natural events such as severe weather, geological events or health epidemics in the locations in which we, our customers or our suppliers operate;
•Our ability to develop, manufacture and market innovative products in a rapidly changing technological environment;
•Timely implementation of new manufacturing technologies and installation of manufacturing equipment, and the ability to obtain needed third-party foundry and assembly/test subcontract services;
•Availability and cost of raw materials, utilities, manufacturing equipment, third-party manufacturing services and manufacturing technology;
•Product liability or warranty claims, claims based on epidemic or delivery failure, or other claims relating to our products, manufacturing, services, design or communications, or recalls by our customers for a product containing one of our parts;
•Compliance with or changes in the complex laws, rules and regulations to which we are or may become subject, or actions of enforcement authorities, that restrict our ability to manufacture or ship our products or operate our business, or subject us to fines, penalties or other legal liability;
•Changes in tax law and accounting standards that can impact the tax rate applicable to us, the jurisdictions in which profits are determined to be earned and taxed, adverse resolution of tax audits, increases in tariff rates, and the ability to realize deferred tax assets;
•A loss suffered by one of our customers or distributors with respect to TI-consigned inventory;
•Financial difficulties of our distributors or their promotion of competing product lines to our detriment, or the unexpected loss of significant distributors;
•Losses or curtailments of purchases from key customers or the timing and amount of distributor and other customer inventory adjustments;
•Our ability to maintain or improve profit margins, including our ability to utilize our manufacturing facilities at sufficient levels to cover our fixed operating costs, in an intensely competitive and cyclical industry and despite changes in the regulatory environment;
•Our ability to maintain and enforce a strong intellectual property portfolio and maintain freedom of operation in all jurisdictions where we conduct business; or our exposure to infringement claims;
•Instability in the global credit and financial markets that affects our ability to fund our daily operations, invest in the business, make strategic acquisitions, or make principal and interest payments on our debt;
•Increases in health care and pension benefit costs;

•Our ability to recruit and retain skilled engineering, management and technical personnel, and effectively manage key employee succession;
•Our ability to successfully integrate and realize opportunities for growth from acquisitions, or our ability to realize our expectations regarding the amount and timing of restructuring charges and associated cost savings; and
•Impairments of our non-financial assets.
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

Date: October 31, 2019