Form 10-K
period 2019-12-31
TEXAS INSTRUMENTS INC
filed 2020-02-20
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $107,187,939,993 as of June 30, 2019.
933,975,619 (Number of shares of common stock outstanding as of February 14, 2020)
Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2020 annual meeting of stockholders.

PART I
ITEM 1. Business
We design and make semiconductors that we sell to electronics designers and manufacturers all over the world. Our operations began in 1930, and we are incorporated in Delaware. With headquarters in Dallas, Texas, we have design, manufacturing or sales operations in more than 30 countries. Our two reportable segments are Analog and Embedded Processing, and we report the results of our remaining business activities in Other. In 2019, we generated $14.38 billion of revenue.
For many years, we have run our business with three overarching ambitions in mind. First, we will act like owners who will own the company for decades. Second, we will adapt and succeed in a world that is ever changing. And third, we will be a company that we are personally proud to be a part of and that we would want as our neighbor. When we are successful in achieving these ambitions, our employees, customers, communities and shareholders all win.
Our business model is designed around four sustainable competitive advantages that we believe, in combination, put us in a unique class of companies. These advantages include (i) a strong foundation of manufacturing and technology, (ii) a broad portfolio of differentiated analog and embedded processing products, (iii) reach of market channels including our sales force and TI.com and (iv) diversity and longevity of our products, markets and customer positions. Our strategic focus, and where we invest the majority of our resources, is on Analog and Embedded Processing, with a particular emphasis on designing and selling those products into the industrial and automotive markets. We believe these markets represent the best growth opportunities over the next decade or longer, due to increasing semiconductor content. Additionally, analog and embedded processing products sold into industrial and automotive markets provide long product life cycles, intrinsic diversity and less capital-intensive manufacturing, which we believe offer stability, profitability and strong cash generation.
This business model is the foundation of our capital management strategy, which is based on our belief that free cash flow growth, especially on a per-share basis, is important for maximizing shareholder value over the long term. We also believe that free cash flow (cash flow from operations less capital expenditures) will be valued only if it is productively invested in the business or returned to shareholders. TI’s business model puts us in a unique class of companies with the ability to grow, generate cash and return that cash to shareholders.
The combined effect of our ambitions, business model and sustainable competitive advantages is that we have continued to build a stronger company. Over time, we have gained market share in Analog and Embedded Processing and grown and returned all free cash flow to our owners.
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
Analog
Our Analog segment generated $10.22 billion of revenue in 2019. Analog semiconductors change real-world signals, such as sound, temperature, pressure or images, by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as embedded processors. Analog semiconductors are also used to manage power in all electronic equipment by converting, distributing, storing, discharging, isolating and measuring electrical energy, whether the equipment is plugged into a wall or using a battery. Our Analog products are used in many markets, particularly industrial, automotive and personal electronics.
Sales of our Analog products generated about 71% of our revenue in 2019. According to external sources, the market for analog semiconductors was about $54 billion in 2019. Our Analog segment’s revenue in 2019 was about 19% of this fragmented market, which is the leading position. We believe we are well positioned to increase our market share over time.

Our Analog segment includes the following major product lines: Power, Signal Chain and High Volume.
Power
Power includes products that help customers manage power in electronic systems. Our broad portfolio is designed to manage power requirements across different voltage levels using battery management solutions, portable components, power supply controls, point-of-load products, switches and interfaces, integrated protection devices, high-voltage products and mobile lighting and display products.
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
Embedded Processing
Our Embedded Processing segment generated $2.94 billion of revenue in 2019. Embedded Processing products are the “brains” of many types of electronic equipment. Embedded processors are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. Our devices vary from simple, low-cost microcontrollers used in applications such as electric toothbrushes to highly specialized, complex devices used in automotive applications such as infotainment systems and advanced driver assistance systems (ADAS). Our Embedded Processing products are used in many markets, particularly industrial and automotive.
An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to re-use software from one product generation to the next.
Sales of Embedded Processing products generated about 20% of our revenue in 2019. According to external sources, the market for embedded processors was about $18 billion in 2019. Our Embedded Processing segment’s revenue in 2019 was about 16% of this fragmented market, which is among the leaders. We believe we are well positioned to increase our market share over time.
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
Other
We report the results of our remaining business activities in Other, which includes operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments. Other generated $1.22 billion of revenue in 2019 and includes revenue from DLP® products (primarily used in projectors to create high-definition images), calculators and certain custom semiconductors known as application-specific integrated circuits (ASICs).

In Other, we also include items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include acquisition charges, restructuring charges, and certain corporate-level items, such as litigation expenses, environmental costs, insurance settlements and gains and losses from other activities, including asset dispositions.
Markets for our products
The table below lists the major markets for our products in 2019 and the estimated percentage of our 2019 revenue that the market represented. The chart also lists, in declining order of our revenue, the sectors within each market.

Market	Sector
Industrial	Factory automation & control
(36% of TI revenue)	Building automation
Grid infrastructure
Medical
Aerospace & defense
Test & measurement
Appliances
Pro audio, video & signage
Motor drives
Power delivery
Retail automation & payments
Industrial transport
Lighting
Automotive	Infotainment & cluster
(21% of TI revenue)	Advanced driver assistance systems (ADAS)
Passive safety
Hybrid, electric & powertrain systems
Body electronics & lighting
Personal electronics	Mobile phones
(23% of TI revenue)	Portable electronics
PC & notebooks
Connected peripherals & printers
Home theatre & entertainment
TV
Tablets
Wearables (non-medical)
Data storage
Gaming
Communications equipment	Wireless infrastructure
(11% of TI revenue)	Wired networking
Broadband fixed line access
Datacom module
Enterprise systems	Data center & enterprise computing
(6% of TI revenue)	Enterprise projectors
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

We believe that competitive performance in the semiconductor market generally depends on several factors, including the breadth of a company’s product line, the strength and depth of its channels to market, technological innovation, product development execution, technical support, customer service, quality, reliability, manufacturing capacity and capabilities and price. In addition, manufacturing process and package technologies that provide differentiated levels of performance and a structural cost advantage are competitive factors for our Analog products, and customers’ prior investments in software development is a competitive factor for our Embedded Processing products.
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
We employ several strategies to dampen the effect of the semiconductor cycle on TI. We focus our resources on analog and embedded processing products and industrial and automotive markets. These products and markets serve a large and diverse customer base, which reduces our dependence on the performance of a single market or small group of customers. Industrial and automotive markets also benefit from long product life cycles, which help to smooth the impact of cyclicality. In addition, we plan manufacturing facility and equipment expansion ahead of demand, as well as utilize consignment inventory programs to give us improved insight into customer demand and more accurately manage factory loadings.
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
We market and sell our products through direct sales channels, including our broad sales force and our website, and through distributors. In 2019, about 65% of our sales were fulfilled through our distributors, and they maintain inventory of our products.
Over the past several years, we have been investing in new capabilities and evolving our distribution network to better align with our strategy to establish closer, more direct relationships with our customers. Closer direct customer relationships give us better insight into customer needs and allow us to provide better service and greater assurance of supply, among other benefits. As we expand these direct customer relationships over the next several years, we will have less business flowing through the distribution channel and therefore will require fewer distributors.
Our investments in new and improved capabilities to directly support our customers include website and e-commerce enhancements as well as inventory consignment programs and order fulfillment services.
Manufacturing
Semiconductor manufacturing begins with a sequence of photolithographic and chemical processing steps that fabricate a number of semiconductor devices on a thin silicon wafer. Each device on the wafer is packaged and tested. The entire process takes place in highly specialized facilities, with most products requiring about two to three months for completion.

We own and operate semiconductor manufacturing facilities in North America, Asia, Japan and Europe. These include both wafer fabrication and assembly/test facilities. Our facilities require substantial investment to construct and are largely fixed-cost assets once in operation.
We invest in manufacturing technologies and do most of our manufacturing in-house. This strategic decision to directly control our manufacturing helps ensure a consistent supply of products for our customers and also allows us to invest in technology that differentiates the features of our products. We have focused on creating a competitive manufacturing cost advantage by investing in our advanced analog 300-millimeter capacity, which has about a 40% cost advantage per unpackaged chip over 200-millimeter. To strengthen this advantage, we are moving forward with our plan to build our new 300-millimeter wafer fabrication facility in Richardson, Texas, as 300-millimeter wafers will continue to support the majority of our Analog growth.
We expect to continue to maintain sufficient internal manufacturing capacity to meet the majority of our production needs and to obtain manufacturing equipment to support new technology developments and revenue growth. To supplement our manufacturing capacity and maximize our responsiveness to customer demand, we use the capacity of outside suppliers, commonly known as foundries, and subcontractors. In 2019, we sourced about 20% of our total wafers from external foundries, most of which support our Embedded Processing segment, and about 40% of our assembly/test services from subcontractors.
Inventory
Our objectives for inventory are to maintain high levels of customer service and stable lead times, minimize inventory obsolescence and improve manufacturing asset utilization. To meet these objectives and to allow greater flexibility in periods of high demand, we build ahead of demand long-lived, low-volume products and maintain inventory of other products that have a broad customer base and low risk of obsolescence. Further, we have improved insight into demand and are better able to manage our factory loadings because over time we have increased consignment inventory programs and are building closer, more direct relationships with our customers. In 2019, about 65% of TI revenue was fulfilled from consignment programs. Our strategy and expected customer demand will cause our inventory levels to fluctuate over time.
Backlog
We define backlog as of a particular date as purchase orders with a customer-requested delivery date within a specified length of time. Our backlog at any particular date may not be indicative of revenue for any future period. As customer requirements and industry conditions change, orders may be subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Further, our consignment programs do not result in backlog because the order occurs at the same time as delivery, i.e., when the customer pulls the product from consigned inventory. Our backlog of orders was $1.0 billion at December 31, 2019, and $1.5 billion at December 31, 2018.
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

Name	Age	Position
Niels Anderskouv	50	Senior Vice President
Ahmad S. Bahai	57	Senior Vice President
Ellen L. Barker	57	Senior Vice President and Chief Information Officer
Kyle M. Flessner	49	Senior Vice President
Haviv Ilan	51	Senior Vice President
Hagop H. Kozanian	37	Senior Vice President
Rafael R. Lizardi	47	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Amichai Ron	42	Senior Vice President
Richard K. Templeton	61	Director, Chairman of the Board, President and Chief Executive Officer
Cynthia Hoff Trochu	56	Senior Vice President, Secretary and General Counsel
Julie M. Van Haren	51	Senior Vice President
Darla H. Whitaker	54	Senior Vice President
Bing Xie	52	Senior Vice President
The term of office of these officers is from the date of their election until their successor shall have been elected and qualified. All have been employees of the company for more than five years. Messrs. Templeton and Xie and Ms. Whitaker have served as executive officers of the company for more than five years. Ms. Trochu became an executive officer of the company in 2015. Messrs. Anderskouv, Ilan and Lizardi and Mses. Barker and Van Haren became executive officers of the company in 2017. Messrs. Bahai, Flessner and Kozanian became executive officers of the company in 2018. Mr. Ron became an executive officer in 2019. Mr. Anderskouv was previously an executive officer of the company from 2012 to 2014.
Employees
At December 31, 2019, we had 29,768 employees.
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
Available on our website at www.ti.com/corporategovernance: (i) our Corporate Governance Guidelines; (ii) charters for the Audit, Compensation, and Governance and Stockholder Relations Committees of our board of directors; (iii) our Code of Conduct; and (iv) our Code of Ethics for TI Chief Executive Officer and Senior Finance Officers. Stockholders may request copies of these documents free of charge by writing to Texas Instruments Incorporated, P.O. Box 660199, MS 8657, Dallas, Texas, 75266-0199, Attention: Investor Relations.
ITEM 1A. Risk factors
You should read the following risk factors in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference into these filings. These risk factors are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to TI, a company with broad international operations. Like many companies, we are susceptible to a potential downturn associated with macroeconomic weakness, which may affect our performance and the performance of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, actual financial results that do not meet our and/or the investment community’s expectations, changes in our and/or the investment community’s expectations for our future results, dividends or share repurchases, and other factors, many of which are beyond our control.

Our global operations subject us to risks associated with domestic or international political, social, economic or other conditions.
We have facilities in more than 30 countries. About 85% of our revenue comes from shipments to locations outside the United States; shipments of products into China represent a large portion of our revenue. Certain countries where we operate have experienced, and other countries may experience, increasing protectionism that affects global trade and macroeconomic conditions through the enactment of tariffs, import or export restrictions, trade embargoes and sanctions, restrictions on cross-border investment and other trade barriers. This protectionism impacts our ability to deliver products and product support into China, could cause Chinese customers to seek alternate suppliers and could otherwise adversely affect our operations and financial results.
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
We face intense technological and pricing competition in the markets in which we operate. We expect this competition will continue to increase from large competitors and from small competitors serving niche markets, and also from emerging companies, particularly in Asia, that sell products into the same markets in which we operate. For example, we may face increased competition as a result of China actively promoting and reshaping its domestic semiconductor industry through policy changes and investment. These actions, in conjunction with trade tensions, may restrict us from participating in the China market or may prevent us from competing effectively. Certain competitors possess sufficient financial, technical and management resources to develop and market products that may compete favorably against our products, and consolidation among our competitors may allow them to compete more effectively. The price and product development pressures that result from competition may lead to reduced profit margins and lost business opportunities in the event that we are unable to match the price declines or cost efficiencies, or meet the technological, product, support, software or manufacturing advancements of our competitors.
Changes in expected demand for our products could have a material adverse effect on our results of operations.
Our customers include companies in a wide range of end markets and sectors within those markets. If demand in one or more sectors within our end markets declines or the rate of growth slows, our results of operations may be adversely affected. The cyclical nature of the semiconductor market occasionally leads to significant and rapid increases and decreases in product demand. Additionally, the loss or significant curtailment of purchases by one or more of our large customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, the timing of customer or distributor inventory adjustments, or trade restrictions, may adversely affect our results of operations and financial condition.
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

Our operating results and our reputation could be adversely affected by breaches, disruptions or other incidents relating to our information technology systems.
Breaches, disruptions or other incidents relating to our information technology systems or the systems of our customers, vendors and other third parties could be caused by factors such as computer viruses, system failures, restricted network access, unauthorized access, terrorism, employee malfeasance, or human error. These events could, among other things, compromise our information technology networks; result in corrupt or lost data or the unauthorized release of our, our customers’ or our suppliers’ confidential or proprietary information; cause a disruption to our manufacturing and other operations; result in the release of personal data; or cause us to incur costs associated with increased protection, remediation, regulatory inquiries or penalties, or claims for damages, any of which could adversely affect our operating results and our reputation. Cybersecurity or other threats to our information technology systems or the systems of our customers, vendors and other third parties are frequent and constantly evolving, thereby increasing the difficulty of defending against them.
Our ability to successfully implement strategic, business and organizational changes could affect our business plans and results of operations.
From time to time, we undertake strategic, business and organizational changes, including acquisitions, divestitures and restructuring actions, to support or carry out our objectives. Our failure to successfully implement these changes could adversely affect our business plans and operating results. We may not achieve or sustain the expected growth, cost savings or other benefits of strategic, business and organizational changes, and restructuring charges could differ materially in amount and timing from our expectations.
Our results of operations could be affected by natural events in the locations in which we operate.
We have manufacturing, data and design facilities and other operations in locations subject to natural occurrences such as severe weather, geological events or health epidemics that could disrupt operations. A natural disaster that results in a prolonged disruption, particularly where we have principal manufacturing and design operations, as listed in Item 2. Properties, may adversely affect our results and financial condition.
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
We rely on third parties to supply us with goods and services in a cost-effective and timely manner. Our access to needed goods and services may be adversely affected by potential disputes with suppliers or disruptions in our suppliers’ operations as a result of, for example: quality excursions; uncertainty regarding the stability of global credit and financial markets; domestic or international political, social, economic and other conditions; natural events or health epidemics in the locations in which our suppliers operate; or limited or delayed access to key raw materials, natural resources and utilities. Additionally, a breach or other incident relating to our suppliers’ information technology systems could result in a release of confidential or proprietary information. If our suppliers are unable to access credit markets and other sources of needed liquidity, we may be unable to obtain needed supplies, collect accounts receivable or access needed technology.
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

Our inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our products, and we depend on third parties to provide advanced logic manufacturing process technology development. We do not have long-term contracts with all of these suppliers, and the number of alternate suppliers is limited. Reliance on these suppliers involves risks, including possible shortages of capacity in periods of high demand, suppliers’ inability to develop and deliver advanced logic manufacturing process technology in a timely, cost effective, and appropriate manner, the possibility of suppliers’ imposition of increased costs on us and the unauthorized disclosure or use of our intellectual property.
Our results of operations and our reputation could be affected by warranty claims, product liability claims, product recalls or legal proceedings.
Claims based on warranty, product liability, epidemic or delivery failures, or other grounds relating to our products, manufacturing, services, designs, communications or cybersecurity could lead to significant expenses as we defend the claims or pay damage awards or settlements. In the event of a claim, we would also incur costs if we decide to compensate the affected customer or end consumer. Any such claims may also cause us to write off the value of related inventory. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for a customer to recall a product containing a TI part, for example, with respect to products used in automotive applications or handheld electronics, which may cause us to incur costs and expenses relating to the recall. Any of these events could adversely affect our results of operations, financial condition and reputation.
Our operations could be affected by the complex laws, rules and regulations to which our business is subject.
We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, the environment, safety and health; trade; bribery and corruption; financial reporting; tax; data privacy and protection; labor and employment; competition; market access; intellectual property ownership and infringement; and the movement of currency. Compliance with these laws, rules and regulations may be onerous and expensive and could restrict our ability to manufacture or ship our products and operate our business. If we fail to comply or if we become subject to enforcement activity, we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.
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
We have consignment inventory programs in place for some of our largest customers and distributors. If a customer or distributor were to experience a loss with respect to TI-consigned inventory, our results of operations and financial condition would be adversely affected if we do not recover the full value of the lost inventory from the customer, distributor or insurer, or if our recovery is delayed.
Our results of operations could be adversely affected by our distributors’ promotion of competing product lines or our distributors’ financial performance.
In 2019, about 65% of our revenue was generated from sales of our products through distributors. Our distributors carry competing product lines, and our sales could be affected if our distributors promote competing products over our products. Moreover, our results of operations could be affected if our distributors suffer financial difficulties that result in their inability to pay amounts owed to us. Disputes with significant distributors could be disruptive or harmful to our business.
Our margins vary.
Our profit margins vary due to a number of factors, which may include customer demand and shipment volume; our manufacturing processes; product mix; inventory levels; tariffs; and new accounting pronouncements or changes in existing accounting practices or standards. In addition, we operate in a highly competitive market environment that might adversely affect pricing for our products. Because we own much of our manufacturing capacity, a significant portion of our operating costs is fixed. In general, these fixed costs do not decline with reductions in customer demand or factory loadings, and can adversely affect profit margins as a result.
Our performance depends in part on our ability to enforce our intellectual property rights and to maintain freedom of operation.
Access to worldwide markets depends in part on the continued strength of our intellectual property portfolio in all jurisdictions where we conduct business. There can be no assurance that, as our business evolves, we will obtain the necessary intellectual property rights, or that we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. To the extent that we have to rely on licensed technology from others, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. We, directly or indirectly, face infringement claims from third parties, including non-practicing entities that have acquired patents to pursue enforcement actions against other companies. We also face infringement claims where we or our customers make, use or sell products and where the intellectual property laws may be less established or less predictable. These assertions, whether or not of any merit, expose us to claims for damages and/or injunctions from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims.
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
We maintain bank accounts, one or more multiyear revolving credit agreements, and a portfolio of investments to support the financing needs of the company. Our ability to fund our operations, invest in our business, make strategic acquisitions, service our debt obligations and meet our cash return objectives depends upon continuous access to our bank and investment accounts, and may depend on access to our bank credit lines that support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected and our ability to access the capital markets or redeem our investments could be restricted.
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
ITEM 1B. Unresolved staff comments
Not applicable.

ITEM 2. Properties
Our principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. The following table indicates the general location of our principal manufacturing and design operations and the reportable segments that make major use of them. Except as otherwise indicated, we own these facilities.

	Analog	Embedded Processing
North Texas (Dallas, Richardson and Sherman)	X	X
Houston, Texas		X
Tucson, Arizona *	X
Santa Clara, California	X
South Portland, Maine	X
Chengdu, China †	X	X
Shanghai, China *	X	X
Freising, Germany	X	X
Bangalore, India †	X	X
Aizu, Japan	X	X
Miho, Japan	X	X
Kuala Lumpur, Malaysia †	X	X
Melaka, Malaysia †	X
Aguascalientes, Mexico *	X
Baguio, Philippines †	X	X
Pampanga (Clark), Philippines †	X	X
Taipei, Taiwan †	X	X
* Leased.
† Portions of the facilities are leased and owned. This may include land leases.
Our facilities in the United States contained approximately 12.9 million square feet at December 31, 2019, of which approximately 0.5 million square feet were leased. Our facilities outside the United States contained approximately 9.7 million square feet at December 31, 2019, of which approximately 1.4 million square feet were leased.
At the end of 2019, we occupied substantially all of the space in our facilities.
Leases covering our currently occupied leased facilities expire at varying dates, generally within the next five years. We believe our current properties are suitable and adequate for their intended purpose.
ITEM 3. Legal proceedings
We are involved in various inquiries and proceedings that arise in the ordinary course of our business. We believe that the amount of our liability, if any, will not have a material adverse effect upon our financial condition, results of operations or liquidity.
ITEM 4. Mine safety disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities
TI common stock is quoted on The Nasdaq Global Select Market under the ticker symbol TXN. At December 31, 2019, we had 13,098 stockholders of record.
The following table contains information regarding our purchases of our common stock during the fourth quarter of 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2019 through October 31, 2019	1,420,035		$124.15		1,413,384	$13.50	billion
November 1, 2019 through November 30, 2019	2,013,945		118.57		2,013,945	13.26	billion
December 1, 2019 through December 31, 2019	618,048		120.37		618,048	13.18	billion
Total	4,052,028	(b)	$120.80	(b)	4,045,377	$13.18	billion (c)
(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $6.0 billion of additional shares of TI common stock announced September 21, 2017. On September 20, 2018, our board of directors authorized the purchase of an additional $12.0 billion of our common stock.
(b)In addition to open-market purchases, 6,651 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(c)As of December 31, 2019, this amount consisted of the remaining portion of the $6.0 billion authorized in September 2017 and the $12.0 billion authorized in September 2018. No expiration date has been specified for these authorizations.

ITEM 6. Selected financial data

	For Years Ended December 31,
(Millions of dollars, except share and per-share amounts)	2019	2018	2017	2016	2015
Cash flow data:
Cash flows from operating activities	$6,649	$7,189	$5,363	$4,614	$4,397
Capital expenditures	847	1,131	695	531	551
Free cash flow (a)	5,802	6,058	4,668	4,083	3,846
Dividends paid	3,008	2,555	2,104	1,646	1,444
Stock repurchases	2,960	5,100	2,556	2,132	2,741

Income statement data:
Revenue by segment:
Analog	10,223	10,801	9,900	8,536	8,339
Embedded Processing	2,943	3,554	3,498	3,023	2,787
Other	1,217	1,429	1,563	1,811	1,874
Revenue	14,383	15,784	14,961	13,370	13,000

Gross profit	9,164	10,277	9,614	8,257	7,575
Operating expenses (R&D and SG&A)	3,189	3,243	3,202	3,098	2,995
Acquisition charges	288	318	318	319	329
Restructuring charges/other	(36)	3	11	(15)	(71)
Operating profit	5,723	6,713	6,083	4,855	4,322

Net income	$5,017	$5,580	$3,682	$3,595	$2,986

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted earnings per share (EPS) is calculated using the following:

Net income	$5,017	$5,580	$3,682	$3,595	$2,986
Income allocated to RSUs	(31)	(42)	(33)	(44)	(42)
Income allocated to common shares for diluted EPS	$4,986	$5,538	$3,649	$3,551	$2,944

Average diluted shares outstanding (millions)	952	990	1,012	1,021	1,043
Diluted EPS	$5.24	$5.59	$3.61	$3.48	$2.82
Cash dividends declared per common share	$3.21	$2.63	$2.12	$1.64	$1.40
(a)Free cash flow is a non-GAAP measure derived by subtracting capital expenditures from cash flows from operating activities.

	December 31,
(Millions of dollars)	2019	2018	2017	2016	2015
Balance sheet data:
Cash, cash equivalents and short-term investments	$5,387	$4,233	$4,469	$3,490	$3,218
Total assets	18,018	17,137	17,642	16,431	16,230
Current portion of long-term debt	500	749	500	631	1,000
Long-term debt	5,303	4,319	3,577	2,978	3,120
See Management’s discussion and analysis of financial condition and results of operations and Financial statements and supplementary data.

ITEM 7. Management’s discussion and analysis of financial condition and results of operations
Overview
We design, make and sell semiconductors to electronics designers and manufacturers all over the world. For many years, we have run our business with three overarching ambitions in mind. First, we will act like owners who will own the company for decades. Second, we will adapt and succeed in a world that is ever changing. And third, we will be a company that we are personally proud to be a part of and that we would want as our neighbor. When we are successful in achieving these ambitions, our employees, customers, communities and shareholders all win.
Our business model is designed around the following four sustainable competitive advantages that we believe, in combination, put us in a unique class of companies:
•A strong foundation of manufacturing and technology. We invest in manufacturing technologies and do most of our manufacturing in-house. This strategic decision to directly control our manufacturing helps ensure a consistent supply of products for our customers and also allows us to invest in technology that differentiates the features of our products. We have focused on creating a competitive manufacturing cost advantage by investing in our advanced analog 300-millimeter capacity, which has about a 40% cost advantage per unpackaged chip over 200-millimeter. To strengthen this advantage, we are moving forward with our plan to build our new 300-millimeter wafer fabrication facility in Richardson, Texas, as 300-millimeter wafers will continue to support the majority of our Analog growth.
•Broad portfolio of differentiated analog and embedded processing products. Our customers need multiple chips for their systems. The breadth of our portfolio means we can meet more of these needs than our competitors can, which gives us access to more customers and the opportunity to sell more products and generate more revenue per customer system. We invest more than $1 billion each year to develop new products for our portfolio, which includes tens of thousands of products.
•Reach of market channels. Customers often begin their initial product selection process and design-in journey on our website, and the breadth of our portfolio attracts more customers to our website than any of our competitors’ websites. Our web presence and global sales and applications team are advantages that give us unique access and insight to about 100,000 customers designing TI semiconductors into their end products.
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
Our strategic focus, and where we invest the majority of our resources, is on Analog and Embedded Processing, with a particular emphasis on designing and selling those products into the industrial and automotive markets. We believe these markets represent the best growth opportunities over the next decade or longer, due to increasing semiconductor content. Additionally, analog and embedded processing products sold into industrial and automotive markets provide long product life cycles, intrinsic diversity and less capital-intensive manufacturing, which we believe offer stability, profitability and strong cash generation.
This business model is the foundation of our capital management strategy, which is based on our belief that free cash flow growth, especially on a per-share basis, is important for maximizing shareholder value over the long term. We also believe that free cash flow will be valued only if it is productively invested in the business or returned to shareholders.
The combined effect of our ambitions, business model and sustainable competitive advantages is that we have continued to build a stronger company. Over time, we have gained market share in Analog and Embedded Processing and grown and returned all free cash flow to our owners.
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
◦New products do not tend to have a significant impact on our revenue in any given period because we sell such a large number of products.
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
Our results of operations discussed below provides details of our financial results for 2019 and 2018 and year-to-year comparisons between 2019 and 2018. Discussion of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Results of operations
In 2019, we continued our focus on analog and embedded processing products and the industrial and automotive markets. Together, these products and markets represent highly diverse opportunities with thousands of applications and long-term growth potential. Gross margin of 63.7% reflected the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.
Our focus on Analog and Embedded Processing allows us to generate strong cash flow from operations. Our cash flow from operations of $6.65 billion underscored the strength of our business model. Free cash flow was $5.80 billion and represented 40.3% of revenue, up from 38.4% a year ago. During 2019, we returned $5.97 billion to shareholders through a combination of stock repurchases and dividends. Our strategy is to return all free cash flow to shareholders. Our dividends represented 52% of free cash flow, underscoring their sustainability. For an explanation of free cash flow, see the Non-GAAP financial information section.
Details of financial results – 2019 compared with 2018
Revenue of $14.38 billion decreased $1.40 billion, or 9%, primarily due to lower revenue from Embedded Processing and Analog.
Gross profit of $9.16 billion was down $1.11 billion, or 11%, primarily due to lower revenue. As a percentage of revenue, gross profit decreased to 63.7% from 65.1%.
Operating expenses (R&D and SG&A) were $3.19 billion compared with $3.24 billion.
Acquisition charges of $288 million were non-cash. See Note 7 to the financial statements.
Restructuring charges/other was a credit of $36 million due to the sale of our manufacturing facility in Greenock, Scotland.
Operating profit was $5.72 billion, or 39.8% of revenue, compared with $6.71 billion, or 42.5% of revenue.
Other income and expense (OI&E) was $175 million of income compared with $98 million of income. See Note 12 to the financial statements.
Interest and debt expense of $170 million increased $45 million due to the issuance of additional long-term debt.

Our provision for income taxes was $711 million compared with $1.11 billion. The decrease was due to lower income before income taxes and a lower annual operating tax rate. Our annual operating tax rate, which does not include discrete tax items, was 16% compared with 20% in 2018. We use “annual operating tax rate” to describe the estimated annual effective tax rate, as explained further in the Non-GAAP financial information section.
Our effective tax rate, which includes discrete tax items, was 12% in 2019 compared with 17% in 2018. See Note 4 to the financial statements for a reconciliation of the U.S. statutory income tax rate to our effective tax rate.
Net income was $5.02 billion compared with $5.58 billion. EPS was $5.24 compared with $5.59.
Segment results – 2019 compared with 2018
Analog (includes Power, Signal Chain and High Volume product lines)

	2019	2018	Change
Revenue	$10,223	$10,801	(5)%
Operating profit	4,477	5,109	(12)%
Operating profit % of revenue	43.8%	47.3%
Analog revenue decreased due to Power, High Volume and, to a lesser extent, Signal Chain. Operating profit decreased primarily due to lower revenue and associated gross profit.
Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	2019	2018	Change
Revenue	$2,943	$3,554	(17)%
Operating profit	907	1,205	(25)%
Operating profit % of revenue	30.8%	33.9%
Embedded Processing revenue decreased in both product lines, led by Processors. Operating profit decreased due to lower revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	2019	2018	Change
Revenue	$1,217	$1,429	(15)%
Operating profit *	339	399	(15)%
Operating profit % of revenue	27.9%	27.9%
* Includes acquisition charges and restructuring charges/other
Other revenue decreased $212 million, and operating profit decreased $60 million.
Financial condition
At the end of 2019, total cash (cash and cash equivalents plus short-term investments) was $5.39 billion, an increase of $1.15 billion from the end of 2018.
Accounts receivable were $1.07 billion, a decrease of $133 million compared with the end of 2018. Days sales outstanding were 29 at the end of both 2019 and 2018.
Inventory was $2.00 billion, a decrease of $216 million from the end of 2018. Days of inventory at the end of 2019 were 144 compared with 152 at the end of 2018.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and a variable rate, revolving credit facility. Cash flows from operating activities for 2019 were $6.65 billion, a decrease of $540 million primarily due to lower net income.

Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2024. This credit facility also serves as support for the issuance of commercial paper. As of December 31, 2019, our credit facility was undrawn, and we had no commercial paper outstanding.
Investing activities for 2019 used $1.92 billion compared with $78 million in 2018. Capital expenditures were $847 million compared with $1.13 billion in 2018 and were primarily for semiconductor manufacturing equipment in both periods. Short-term investments used cash of $1.14 billion in 2019 and provided cash proceeds of $1.07 billion in 2018.
Financing activities for 2019 used $4.73 billion compared with $6.33 billion in 2018. In 2019, we received net proceeds of $1.49 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $750 million. In 2018, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. Dividends paid in 2019 were $3.01 billion compared with $2.56 billion in 2018, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $2.96 billion to repurchase 27.4 million shares of our common stock compared with $5.10 billion used in 2018 to repurchase 49.5 million shares. Employee exercises of stock options provided cash proceeds of $539 million compared with $373 million in 2018.
We had $2.44 billion of cash and cash equivalents and $2.95 billion of short-term investments as of December 31, 2019. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For Years Ended December 31,
	2019	2018
Cash flow from operations (GAAP)	$6,649	$7,189
Capital expenditures	(847)	(1,131)
Free cash flow (non-GAAP)	$5,802	$6,058

Revenue	$14,383	$15,784

Cash flow from operations as a percentage of revenue (GAAP)	46.2%	45.5%
Free cash flow as a percentage of revenue (non-GAAP)	40.3%	38.4%
This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.

Long-term contractual obligations

	Payments Due by Period
Contractual Obligations	2020	2021/2022	2023/2024	Thereafter	Total
Long-term debt (a)	$669	$1,349	$1,060	$5,488	$8,566
Purchase commitments (b)	452	407	97	109	1,065
Transition tax on indefinitely reinvested earnings (c)	—	100	237	169	506
Operating leases (d)	75	114	66	131	386
Deferred compensation plans (e)	23	63	54	135	275
Total (f)	$1,219	$2,033	$1,514	$6,032	$10,798
(a)Principal and related interest payments for our long-term debt obligations, including amounts classified as the current portion of long-term debt.
(b)Includes payments for software licenses and contractual arrangements with suppliers when there is a fixed, non-cancellable payment schedule or when minimum payments are due with a reduced delivery schedule. Excludes cancellable arrangements. See Note 11 to the financial statements.
(c)Includes payments for the one-time transition tax on our indefinitely reinvested earnings related to the 2017 enactment of the U.S. Tax Cuts and Jobs Act. See Note 4 to the financial statements.
(d)Includes minimum payments for leased facilities and equipment and purchases of industrial gases under contracts accounted for as operating leases. See Note 10 to the financial statements.
(e)Estimated payments for certain liabilities that existed as of December 31, 2019.
(f)Excludes $303 million of uncertain tax liabilities under ASC 740, as well as any planned future funding contributions to retirement benefit plans. Amounts associated with uncertain tax liabilities have been excluded because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Regarding future funding of retirement benefit plans, we plan to contribute about $20 million in 2020, but funding projections beyond 2020 are not practical to estimate due to the rules affecting tax-deductible contributions and the impact from the plans’ asset performance, interest rates and potential U.S. and non-U.S. legislation.
Critical accounting policies
Our accounting policies are more fully described in Note 2 of the consolidated financial statements. As disclosed in Note 2, the preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. However, based on facts and circumstances inherent in developing estimates and assumptions, management believes it is unlikely that applying other estimates and assumptions would have a material impact on the financial statements. We consider the following accounting policies to be those that are most important to the portrayal of our financial condition and that require a higher degree of judgment.
Revenue recognition
Based on management’s assessment of the revenue recognition criteria, we generally recognize revenue from sales of our products to distributors upon shipment or delivery to the distributors. For our consignment arrangements with distributors, delivery occurs and revenue is recognized when the distributor pulls product from consignment inventory that we store at designated locations. Recognition is not contingent upon resale of the products to the distributors’ customers in either scenario.
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

Income taxes
In determining net income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
In the ordinary course of global business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the interpretation and application of complex tax laws, and significant judgment is necessary to (i) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (ii) measure the amount of tax benefit that qualifies for recognition. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals.
As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. Our judgment regarding future recoverability of our deferred tax assets may change due to various factors, including changes in U.S. or international tax laws and changes in market conditions and their impact on our assessment of taxable income in future periods. These changes, if any, may require adjustments to the deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.
Inventory valuation allowances
Inventory is valued net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. Statistical allowances are determined quarterly for raw materials and work-in-process based on historical disposals of inventory for salability and obsolescence reasons. For finished goods, quarterly statistical allowances are determined by comparing inventory levels of individual parts to historical shipments, current backlog and estimated future sales in order to identify inventory considered unlikely to be sold. A specific allowance for each material type will be carried if there is a significant event not captured by the statistical allowance, such as an end-of-life part or demand with imminent risk of cancellation. Allowances are also calculated quarterly for instances where inventoried costs for individual products are in excess of the net realizable value for those products. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors.
Changes in accounting standards
See Note 2 to the financial statements for information regarding the status of new accounting and reporting standards.
Off-balance sheet arrangements
As of December 31, 2019, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Commitments and contingencies
See Note 11 to the financial statements for a discussion of our commitments and contingencies.

ITEM 7A. Quantitative and qualitative disclosures about market risk
Foreign exchange risk
The U.S. dollar is our functional currency for financial reporting. Our non-U.S. entities own assets or liabilities denominated in U.S. dollars or other currencies. Exchange rate fluctuations impact taxable income in those jurisdictions and consequently impact our effective tax rate.
Our balance sheet also reflects amounts remeasured from non-U.S. dollar currencies. Because most of the aggregate non-U.S. dollar balance sheet exposure is hedged by forward currency exchange contracts, based on year-end 2019 balances and currency exchange rates, a hypothetical 10% plus or minus fluctuation in non-U.S. currency exchange rates relative to the U.S. dollar would result in a pretax currency exchange gain or loss of less than $1 million.
We use these forward currency exchange contracts to reduce the earnings impact that exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. As of December 31, 2019, we had forward currency exchange contracts outstanding with a notional value of $458 million to hedge net balance sheet exposures (including $136 million to sell Japanese yen, $106 million to sell Indian rupees and $74 million to sell British pounds). Similar hedging activities existed at year-end 2018.
Interest rate risk
We have the following potential exposure to changes in interest rates: (i) the effect of changes in interest rates on the fair value of our investments in cash equivalents and short-term investments, which could produce a gain or a loss; and (ii) the effect of changes in interest rates on the fair value of our debt.
As of December 31, 2019, a hypothetical 100 basis point increase in interest rates would decrease the fair value of our investments in cash equivalents and short-term investments by about $8 million and decrease the fair value of our long-term debt by $532 million. Because interest rates on our long-term debt are fixed, changes in interest rates would not affect the cash flows associated with long-term debt.
Equity risk
Long-term investments at year-end 2019 include the following:
•Investments in mutual funds – includes mutual funds that were selected to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The mutual funds hold a variety of debt and equity investments.
•Investments in venture capital funds – includes investments in limited partnerships (accounted for under either the equity method or at cost as non-marketable equity securities).
•Equity investments – includes non-marketable (non-publicly traded) equity securities.
Investments in mutual funds are stated at fair value. Changes in prices of the mutual fund investments are expected to offset related changes in deferred compensation liabilities such that a 10% increase or decrease in the investments’ fair values would not materially affect operating results. Non-marketable equity securities and certain venture capital funds are stated at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Investments in the remaining venture capital funds are stated using the equity method. See Note 6 to the financial statements for details of equity and other long-term investments.

ITEM 8. Financial statements and supplementary data
List of financial statements
Income for each of the three years in the period ended December 31, 2019
Comprehensive income for each of the three years in the period ended December 31, 2019
Balance sheets as of December 31, 2019 and 2018
Cash flows for each of the three years in the period ended December 31, 2019
Stockholders’ equity for each of the three years in the period ended December 31, 2019
Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

Consolidated Statements of Income	For Years Ended December 31,
(Millions of dollars, except share and per-share amounts)	2019	2018	2017
Revenue	$14,383	$15,784	$14,961
Cost of revenue (COR)	5,219	5,507	5,347
Gross profit	9,164	10,277	9,614
Research and development (R&D)	1,544	1,559	1,508
Selling, general and administrative (SG&A)	1,645	1,684	1,694
Acquisition charges	288	318	318
Restructuring charges/other	(36)	3	11
Operating profit	5,723	6,713	6,083
Other income (expense), net (OI&E)	175	98	75
Interest and debt expense	170	125	78
Income before income taxes	5,728	6,686	6,080
Provision for income taxes	711	1,106	2,398
Net income	$5,017	$5,580	$3,682

Earnings per common share (EPS):
Basic	$5.33	$5.71	$3.68
Diluted	$5.24	$5.59	$3.61

Average shares outstanding (millions):
Basic	936	970	991
Diluted	952	990	1,012

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$5,017	$5,580	$3,682
Income allocated to RSUs	(31)	(42)	(33)
Income allocated to common stock for diluted EPS	$4,986	$5,538	$3,649
See accompanying notes.

Consolidated Statements of Comprehensive Income	For Years Ended December 31,
(Millions of dollars)	2019	2018	2017
Net income	$5,017	$5,580	$3,682
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($37), $35 and ($26)	88	(98)	92
Recognized within net income, net of tax effect of ($13), ($15) and ($27)	38	50	56
Prior service credit of defined benefit plans:
Adjustments, net of tax effect of $0, $1 and $1	—	(6)	(2)
Recognized within net income, net of tax effect of $0, $1 and $1	—	(3)	(5)
Derivative instruments:
Change in fair value, net of tax effect of $0, $1 and $0	—	(2)	—
Recognized within net income, net of tax effect of $0, $0 and $0	—	—	1
Other comprehensive income (loss), net of taxes	126	(59)	142
Total comprehensive income	$5,143	$5,521	$3,824
See accompanying notes.

Consolidated Balance Sheets	December 31,
(Millions of dollars, except share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$2,437	$2,438
Short-term investments	2,950	1,795
Accounts receivable, net of allowances of ($8) and ($19)	1,074	1,207
Raw materials	176	181
Work in process	916	1,070
Finished goods	909	966
Inventories	2,001	2,217
Prepaid expenses and other current assets	299	440
Total current assets	8,761	8,097
Property, plant and equipment at cost	5,740	5,425
Accumulated depreciation	(2,437)	(2,242)
Property, plant and equipment	3,303	3,183
Long-term investments	300	251
Goodwill	4,362	4,362
Acquisition-related intangibles	340	628
Deferred tax assets	197	295
Capitalized software licenses	69	89
Overfunded retirement plans	218	92
Other long-term assets	468	140
Total assets	$18,018	$17,137

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$500	$749
Accounts payable	388	478
Accrued compensation	714	724
Income taxes payable	46	103
Accrued expenses and other liabilities	475	420
Total current liabilities	2,123	2,474
Long-term debt	5,303	4,319
Underfunded retirement plans	93	118
Deferred tax liabilities	78	42
Other long-term liabilities	1,514	1,190
Total liabilities	9,111	8,143
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred – None issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	2,110	1,950
Retained earnings	39,898	37,906
Treasury common stock at cost
Shares: 2019 – 808,784,381; 2018 – 795,665,646	(34,495)	(32,130)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(347)	(473)
Total stockholders’ equity	8,907	8,994
Total liabilities and stockholders’ equity	$18,018	$17,137
See accompanying notes.

Consolidated Statements of Cash Flows	For Years Ended December 31,
(Millions of dollars)	2019	2018	2017
Cash flows from operating activities
Net income	$5,017	$5,580	$3,682
Adjustments to net income:
Depreciation	708	590	539
Amortization of acquisition-related intangibles	288	318	318
Amortization of capitalized software	54	46	47
Stock compensation	217	232	242
Gains on sales of assets	(23)	(3)	—
Deferred taxes	81	(105)	112
Increase (decrease) from changes in:
Accounts receivable	133	71	(7)
Inventories	216	(282)	(167)
Prepaid expenses and other current assets	265	669	76
Accounts payable and accrued expenses	(93)	(7)	51
Accrued compensation	(15)	(7)	(3)
Income taxes payable	(193)	158	468
Changes in funded status of retirement plans	29	36	21
Other	(35)	(107)	(16)
Cash flows from operating activities	6,649	7,189	5,363

Cash flows from investing activities
Capital expenditures	(847)	(1,131)	(695)
Proceeds from asset sales	30	9	40
Purchases of short-term investments	(3,444)	(5,641)	(4,555)
Proceeds from short-term investments	2,309	6,708	4,095
Other	32	(23)	(12)
Cash flows from investing activities	(1,920)	(78)	(1,127)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,491	1,500	1,099
Repayment of debt	(750)	(500)	(625)
Dividends paid	(3,008)	(2,555)	(2,104)
Stock repurchases	(2,960)	(5,100)	(2,556)
Proceeds from common stock transactions	539	373	483
Other	(42)	(47)	(31)
Cash flows from financing activities	(4,730)	(6,329)	(3,734)

Net change in cash and cash equivalents	(1)	782	502
Cash and cash equivalents at beginning of period	2,438	1,656	1,154
Cash and cash equivalents at end of period	$2,437	$2,438	$1,656
See accompanying notes.

Consolidated Statements of Stockholders’ Equity	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
(Millions of dollars, except per-share amounts)
Balance, December 31, 2016	$1,741	$1,674	$33,107	$(25,523)	$(526)

2017
Net income	—	—	3,682	—	—
Dividends declared and paid ($2.12 per share)	—	—	(2,104)	—	—
Common stock issued for stock-based awards	—	(138)	—	621	—
Stock repurchases	—	—	—	(2,556)	—
Stock compensation	—	242	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	142
Dividend equivalents on RSUs	—	—	(17)	—	—
Other	—	(2)	(6)	—	—
Balance, December 31, 2017	1,741	1,776	34,662	(27,458)	(384)

2018
Net income	—	—	5,580	—	—
Dividends declared and paid ($2.63 per share)	—	—	(2,555)	—	—
Common stock issued for stock-based awards	—	(55)	—	428	—
Stock repurchases	—	—	—	(5,100)	—
Stock compensation	—	232	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(59)
Dividend equivalents on RSUs	—	—	(17)	—	—
Cumulative effect of accounting changes	—	—	236	—	(30)
Other	—	(3)	—	—	—
Balance, December 31, 2018	1,741	1,950	37,906	(32,130)	(473)

2019
Net income	—	—	5,017	—	—
Dividends declared and paid ($3.21 per share)	—	—	(3,008)	—	—
Common stock issued for stock-based awards	—	(55)	—	594	—
Stock repurchases	—	—	—	(2,960)	—
Stock compensation	—	217	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	126
Dividend equivalents on RSUs	—	—	(17)	—	—
Other	—	(2)	—	1	—
Balance, December 31, 2019	$1,741	$2,110	$39,898	$(34,495)	$(347)
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
In Other, we also include items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include acquisition charges (see Note 7); restructuring charges (see Note 12); and certain corporate-level items, such as litigation expenses, environmental costs, insurance settlements, and gains and losses from other activities, including asset dispositions. We allocate the remainder of our expenses associated with corporate activities to our operating segments based on specific methodologies, such as percentage of operating expenses or headcount.
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
Segment information

	For Years Ended December 31,
	2019	2018	2017
Revenue:
Analog	$10,223	$10,801	$9,900
Embedded Processing	2,943	3,554	3,498
Other	1,217	1,429	1,563
Total revenue	$14,383	$15,784	$14,961

Operating profit:
Analog	$4,477	$5,109	$4,468
Embedded Processing	907	1,205	1,143
Other	339	399	472
Total operating profit	$5,723	$6,713	$6,083

Geographic area information
The following geographic area information includes revenue, based on product shipment destination, and property, plant and equipment, based on physical location. The geographic revenue information does not necessarily reflect end demand by geography because our products tend to be shipped to the locations where our customers manufacture their products.

	For Years Ended December 31,
	2019	2018	2017
Revenue:
United States	$1,827	$2,288	$1,901
Asia (a)	8,650	9,240	8,824
Europe, Middle East and Africa	2,707	3,047	2,907
Japan	796	869	1,049
Rest of world	403	340	280
Total revenue	$14,383	$15,784	$14,961
(a)Revenue from products shipped into China was $7.2 billion, $7.0 billion and $6.6 billion in 2019, 2018 and 2017, respectively, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.

	December 31,
	2019	2018
Property, plant and equipment:
United States	$1,998	$1,812
Asia (a)	1,046	1,116
Europe, Middle East and Africa	63	84
Japan	185	157
Rest of world	11	14
Total property, plant and equipment	$3,303	$3,183
(a)Property, plant and equipment at our two sites in the Philippines was $394 million and $437 million as of December 31, 2019 and 2018, respectively. Property, plant and equipment at our sites in China was $304 million and $313 million as of December 31, 2019 and 2018, respectively.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The basis of these financial statements is comparable for all periods presented herein, except for the effects of adopting a new accounting standard in 2019 related to leases.
The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per-share amounts, are stated in millions of U.S. dollars unless otherwise indicated. We have reclassified certain amounts in the prior periods’ financial statements to conform to the 2019 presentation.
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
Revenue from sales of our products that are subject to inventory consignment agreements is recognized at a point in time, when the customer or distributor pulls product from consignment inventory that we store at designated locations. Delivery and transfer of control occur at that point, when title and risk of loss transfers and the customer or distributor becomes obligated to pay for the products pulled from inventory. Until the products are pulled for use or sale by the customer or distributor, we retain control over the products’ disposition, including the right to pull back or relocate the products.
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
Advertising costs
We expense advertising and other promotional costs as incurred. This expense was $30 million, $34 million and $39 million in 2019, 2018 and 2017, respectively.
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
Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Years Ended December 31,
	2019			2018			2017
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$5,017			$5,580			$3,682
Income allocated to RSUs	(32)			(43)			(34)
Income allocated to common stock	$4,985	936	$5.33	$5,537	970	$5.71	$3,648	991	$3.68
Dilutive effect of stock compensation plans		16			20			21

Diluted EPS:
Net income	$5,017			$5,580			$3,682
Income allocated to RSUs	(31)			(42)			(33)
Income allocated to common stock	$4,986	952	$5.24	$5,538	990	$5.59	$3,649	1,012	$3.61
Potentially dilutive securities representing 6 million, 4 million and 6 million shares of common stock that were outstanding in 2019, 2018 and 2017 respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
Investments
We present investments on our Consolidated Balance Sheets as cash equivalents, short-term investments or long-term investments, which are detailed below. See Note 6 for additional information.
•Cash equivalents and short-term investments – We consider investments in available-for-sale debt securities with maturities of 90 days or less from the date of our investment to be cash equivalents. We consider investments in available-for-sale debt securities with maturities beyond 90 days from the date of our investment as being available for use in current operations and include them in short-term investments. The primary objectives of our cash equivalent and short-term investment activities are to preserve capital and maintain liquidity while generating appropriate returns.
•Long-term investments – Long-term investments consist of mutual funds, venture capital funds and non-marketable equity securities.
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
Goodwill
Goodwill is reviewed for impairment annually or more frequently if certain impairment indicators arise. We perform our annual goodwill impairment test as of October 1 for our reporting units, which compares the fair value for each reporting unit to its associated carrying value, including goodwill. See Note 7 for additional information.
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
Changes in accounting standards – standards not yet adopted
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of being incurred. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a reduction to the amortized cost basis of the securities. We are adopting this standard effective January 1, 2020, applying the guidance on a modified retrospective basis. In preparation for adoption of the standard, we have updated certain policies and related processes, but this standard will not have a material impact on our financial position or results of operations.
Other standards
We are evaluating the impact of the following standards, but we do not expect them to have a material impact on our financial position or results of operations. We are adopting these standards as of their effective dates.

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
We also have RSUs outstanding to participants under long-term incentive plans. Each RSU represents the right to receive one share of TI common stock, issued on the vesting date, which is generally four years after the date of grant. RSUs continue to vest after the recipient retires. Holders of RSUs receive an annual cash payment equivalent to the dividends paid on our common stock.
We have options and RSUs outstanding to non-employee directors under director compensation plans. The plans generally provide for annual grants of stock options and RSUs, a one-time grant of RSUs to each new non-employee director and the issuance of TI common stock upon the distribution of stock units credited to director deferred compensation accounts.
We also have an employee stock purchase plan (ESPP) under which options are offered to all eligible employees in amounts based on a percentage of the employee’s compensation, subject to a cap. Under the plan, the option price per share is 85% of the fair market value on the exercise date.

Total stock compensation expense recognized is as follows:

	For Years Ended December 31,
	2019	2018	2017
COR	$21	$25	$36
R&D	66	69	59
SG&A	130	138	147
Total	$217	$232	$242
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

	For Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value, per share	$22.08	$23.20	$16.49
Weighted average assumptions used:
Expected volatility	26%	23%	24%
Expected lives (in years)	7.1	7.2	7.2
Risk-free interest rates	2.66%	2.57%	2.36%
Expected dividend yields	2.95%	2.25%	2.52%
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

Long-term incentive and director compensation plans
Stock option and RSU transactions under our long-term incentive and director compensation plans are as follows:

	Stock Options		RSUs
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding grants, December 31, 2018	39,905,454	$56.10	7,305,543	$66.72
Granted	4,559,093	104.51	1,142,974	106.58
Stock options exercised/RSUs vested	(11,529,174)	44.68	(2,370,762)	52.74
Forfeited and expired	(441,429)	83.89	(179,955)	81.57
Outstanding grants, December 31, 2019	32,493,944	66.57	5,897,800	79.62
The weighted average grant date fair values per share of RSUs granted in 2019, 2018 and 2017 were $106.58, $110.05 and $79.52, respectively. In 2019, 2018 and 2017, the total grant date fair values of shares vested from RSU grants were $125 million, $123 million and $149 million, respectively.
As of December 31, 2019, the number of shares remaining available for future issuance under these plans was 45,082,425.
Summarized information about stock options outstanding as of December 31, 2019, is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding (Shares)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share	Number Exercisable (Shares)	Weighted Average Exercise Price per Share
$23.05 to 127.35	32,493,944	5.9	$66.57	19,646,782	$50.82
In 2019, 2018 and 2017, the aggregate intrinsic values (i.e., the difference in the closing market price on the date of exercise and the exercise price paid by the optionee) of options exercised were $819 million, $561 million and $632 million, respectively.
Summarized information as of December 31, 2019, about outstanding stock options that are vested and expected to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest) (a)	Options Exercisable
Number of outstanding (shares)	32,001,396	19,646,782
Weighted average remaining contractual life (in years)	5.8	4.6
Weighted average exercise price per share	$66.03	$50.82
Intrinsic value (millions of dollars)	$1,992	$1,522
(a)Includes effects of expected forfeitures. Excluding the effects of expected forfeitures, the aggregate intrinsic value of stock options outstanding was $2.01 billion.
As of December 31, 2019, total future compensation related to equity awards not yet recognized in our Consolidated Statements of Income was $226 million, consisting of $98 million related to unvested stock options and $128 million related to unvested RSUs. The $226 million is expected to be recognized as follows: $113 million in 2020, $72 million in 2021, $37 million in 2022 and $4 million in 2023.

Employee stock purchase plan
Options outstanding under the ESPP as of December 31, 2019, had an exercise price equal to 85% of the fair market value of TI common stock on the date of automatic exercise. The automatic exercise occurred on January 2, 2020, resulting in an exercise price of $110.14 per share. Of the total outstanding options, none were exercisable as of December 31, 2019.
ESPP transactions are as follows:

	Shares	Exercise Price
Outstanding grants, December 31, 2018	229,836	$80.29
Granted	742,819	102.34
Exercised	(798,806)	94.30
Outstanding grants, December 31, 2019	173,849	110.14
The weighted average grant date fair values per share of options granted under the ESPP in 2019, 2018 and 2017 were $18.05, $15.43 and $12.99, respectively. The total intrinsic value of options exercised under these plans was $13 million in 2019, 2018 and 2017.
As of December 31, 2019, the number of shares remaining available for future issuance under this plan was 33,812,282.
Effect on shares outstanding and treasury shares
Treasury shares were acquired in connection with the board-authorized stock repurchase program. As of December 31, 2019, $13.18 billion of stock repurchase authorizations remain, and no expiration date has been specified.

Our current practice is to issue shares of common stock from treasury shares upon exercise of stock options, distribution of director deferred compensation and vesting of RSUs. The following table reflects the changes in our treasury shares:

	Stock Options	RSUs	Treasury Shares
Balance, December 31, 2016			744,831,978
Repurchases			30,570,129
Shares used for:
Stock options/RSUs	(13,313,019)	(4,419,464)
Stock applied to taxes	—	1,058,100
ESPP	(1,065,757)	—
Director deferred stock units	—	—	(4,750)
Total issued	(14,378,776)	(3,361,364)	(17,740,140)
Balance, December 31, 2017			757,657,217

Repurchases			49,482,220
Shares used for:
Stock options/RSUs	(8,432,458)	(2,769,994)
Stock applied to taxes	—	553,720
ESPP	(819,878)	—
Director deferred stock units	—	—	(5,181)
Total issued	(9,252,336)	(2,216,274)	(11,468,610)
Balance, December 31, 2018			795,665,646

Repurchases			27,398,701
Shares used for:
Stock options/RSUs	(11,529,174)	(2,370,762)
Stock applied to taxes	—	490,347
ESPP	(798,806)	—
Director deferred stock units	—	—	(71,571)
Total issued	(12,327,980)	(1,880,415)	(14,208,395)
Balance, December 31, 2019			808,784,381
The effects on cash flows are as follows:

	For Years Ended December 31,
	2019	2018	2017
Proceeds from common stock transactions (a)	$539	$373	$483

Tax benefit realized from stock compensation	$224	$179	$341
Reduction to deferred tax asset	(49)	(43)	(91)
Excess tax benefit for stock compensation	$175	$136	$250
(a)Net of taxes paid for employee shares withheld of $52 million, $60 million and $83 million in 2019, 2018 and 2017, respectively.

4. Income taxes
Income before income taxes is comprised of the following components:

	For Years Ended December 31,
	2019	2018	2017
U.S.	$4,915	$5,672	$5,130
Non-U.S.	813	1,014	950
Total	$5,728	$6,686	$6,080
Provision for income taxes is comprised of the following components:

	For Years Ended December 31,
	2019			2018			2017
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$483	$25	$508	$979	$(98)	$881	$2,101	$51	$2,152
Non-U.S.	135	56	191	225	(8)	217	173	61	234
U.S. state	12	—	12	7	1	8	12	—	12
Total	$630	$81	$711	$1,211	$(105)	$1,106	$2,286	$112	$2,398
Principal reconciling items from the U.S. statutory income tax rate to the effective tax rate (provision for income taxes as a percentage of income before income taxes) are as follows:

	For Years Ended December 31,
	2019	2018	2017
U.S. statutory income tax rate	21.0%	21.0%	35.0%
U.S. tax benefit for foreign derived intangible income	(4.9)	(5.3)	—
U.S. excess tax benefit for stock compensation	(3.1)	(2.0)	(4.1)
U.S. R&D tax credit	(1.4)	(1.3)	(1.1)
Non-U.S. effective tax rates	0.3	0.1	(2.5)
U.S. Tax Act transitional non-cash expense	—	4.2	—
U.S. Tax Act enactment-date effects and measurement period adjustments	—	(0.7)	12.7
U.S. tax benefit for manufacturing	—	—	(1.6)
Other	0.5	0.5	1.0
Effective tax rate	12.4%	16.5%	39.4%
The U.S. Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Tax Act reduces the U.S. statutory income tax rate from 35% to 21% and requires companies to pay a one-time tax on indefinitely reinvested earnings of certain non-U.S. subsidiaries that were previously tax deferred. We applied the guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. As of December 31, 2018, we completed our accounting for the enactment-date income tax effects of the Tax Act. We booked a provisional amount of $773 million in 2017 and reduced our provisional amount by $44 million in 2018, for a net of $729 million.
The earnings represented by non-cash operating assets, such as fixed assets and inventory, will continue to be permanently reinvested outside the United States. Provisions of the Tax Act, such as the one-time tax on indefinitely reinvested earnings and the global intangible low-taxed income (GILTI) tax for years beginning in 2018, eliminate any additional U.S. taxation resulting from repatriation of earnings of non-U.S. subsidiaries to the United States. Consequently, no U.S. tax provision has been made for the future remittance of these earnings. However, withholding or distribution taxes in certain non-U.S. jurisdictions will be incurred upon repatriation of available cash to the United States. A provision has been made for deferred taxes on these undistributed earnings to the extent that repatriation of the available cash to the United States is expected to result in a tax liability. As of December 31, 2019, we have no basis differences that would result in material unrecognized deferred tax liabilities.

We have made an allowable policy election to account for the effects of GILTI as a component of income tax expense in the period in which the tax is incurred.
The primary components of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Deferred loss and tax credit carryforwards	$213	$247
Accrued expenses	113	129
Stock compensation	109	122
Inventories and related reserves	109	107
Retirement costs for defined benefit and retiree health care	49	80
Total deferred tax assets, before valuation allowance	593	685
Valuation allowance	(180)	(172)
Total deferred tax assets, after valuation allowance	413	513
Deferred tax liabilities:
Property, plant and equipment	(95)	(10)
Acquisition-related intangibles and fair-value adjustments	(82)	(142)
International earnings	(62)	(43)
Other	(55)	(65)
Total deferred tax liabilities	(294)	(260)
Net deferred tax asset	$119	$253
The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows:

	December 31,
	2019	2018
Deferred tax assets	$197	$295
Deferred tax liabilities	(78)	(42)
Net deferred tax asset	$119	$253
We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. This assessment is based on our evaluation of relevant criteria, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and expectations for future taxable income. Valuation allowances increased by $8 million, $7 million and $37 million in 2019, 2018 and 2017, respectively. These changes had no impact to net income in 2019 or 2018.
We have U.S. and non-U.S. tax loss carryforwards of approximately $6 million, none of which will expire before the year 2029.
Cash payments made for income taxes, net of refunds, were $570 million, $705 million and $1.80 billion in 2019, 2018 and 2017, respectively.
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

The changes in the total amounts of uncertain tax positions are as follows:

	2019	2018	2017
Balance, January 1	$286	$300	$243
Additions based on tax positions related to the current year	3	3	17
Additions for tax positions of prior years	63	1	42
Reductions for tax positions of prior years	(41)	—	(1)
Settlements with tax authorities	(8)	(18)	(1)
Balance, December 31	$303	$286	$300

Interest income (expense) recognized in the year ended December 31	$9	$(15)	$(19)

Interest payable as of December 31	$44	$49	$38
The liability for uncertain tax positions is a component of other long-term liabilities on our Consolidated Balance Sheets.
All of the $303 million and $286 million liabilities for uncertain tax positions as of December 31, 2019 and 2018, respectively, are comprised of positions that, if recognized, would lower the effective tax rate. If these liabilities are ultimately realized, $2 million and $30 million of existing deferred tax assets in 2019 and 2018, respectively, would also be realized. It is reasonably possible that the $303 million liability as of December 31, 2019, could decrease by up to $249 million in 2020 for the resolution of a tax depreciation-related position.
As of December 31, 2019, the statute of limitations remains open for U.S. federal tax returns for 2013 and following years. Audit activities related to our U.S. federal tax returns through 2012 have been completed except for certain pending tax treaty procedures for relief from double taxation. The procedures for relief from double taxation pertain to U.S. federal tax returns for the years 2007 through 2012. The audit of the U.S. federal tax returns for 2013 through 2015 is underway.
In non-U.S. jurisdictions, the years open to audit represent the years still open under the statute of limitations. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years before 2007.
5. Financial instruments and risk concentration
Financial instruments
We hold derivative financial instruments such as forward foreign currency exchange contracts, the fair value of which was not material as of December 31, 2019. Our forward foreign currency exchange contracts outstanding as of December 31, 2019, had a notional value of $458 million to hedge our non-U.S. dollar net balance sheet exposures, including $136 million to sell Japanese yen, $106 million to sell Indian rupees and $74 million to sell British pounds.
Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. Our postretirement plan assets are carried at fair value or net asset value per share. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of December 31, 2019, the carrying value of long-term debt, including the current portion, was $5.80 billion, and the estimated fair value was $6.29 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 6 for a description of fair value and the definition of Level 2 inputs.
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

Accounts receivable allowances changed to reflect amounts charged (credited) to operating results by ($11) million, $11 million and ($9) million in 2019, 2018 and 2017, respectively.
Major customer
No end customer accounted for 10% or more of revenue in 2019, 2018 or 2017.
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
Details of our investments are as follows:

	December 31, 2019			December 31, 2018
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$1,213	$—	$—	$747	$—	$—
Corporate obligations	174	1,216	—	473	748	—
U.S. government agency and Treasury securities	604	1,734	—	988	1,047	—
Trading securities:
Mutual funds	—	—	272	—	—	226
Total	1,991	2,950	272	2,208	1,795	226

Other measurement basis:
Equity-method investments	—	—	24	—	—	21
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	446	—	—	230	—	—
Total	$2,437	$2,950	$300	$2,438	$1,795	$251
As of December 31, 2019 and 2018, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments in 2019, 2018 or 2017.

In 2019, 2018 and 2017, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.31 billion, $6.71 billion and $4.10 billion, respectively. Gross realized gains and losses from these sales were not material.
The following table presents the aggregate maturities of our available-for-sale debt investments as of December 31, 2019:

Fair Value
One year or less	$4,921
One to two years	20
There were no other-than-temporary declines and impairments in the values of our debt investments in 2019, 2018 or 2017.
In 2019, 2018 and 2017, net gains and losses associated with our equity investments were $32 million, $5 million and $4 million, respectively. These amounts include realized gains of $29 million, $11 million and $6 million on equity investments sold during 2019, 2018 and 2017, respectively.
Fair-value considerations
We measure and report certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The three-level hierarchy described below indicates the extent and level of judgment used to estimate fair-value measurements.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of December 31, 2019 and 2018, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,213	$—	$1,213	$747	$—	$747
Corporate obligations	—	1,390	1,390	—	1,221	1,221
U.S. government agency and Treasury securities	2,338	—	2,338	2,035	—	2,035
Mutual funds	272	—	272	226	—	226
Total assets	$3,823	$1,390	$5,213	$3,008	$1,221	$4,229

Liabilities:
Deferred compensation	$298	$—	$298	$246	$—	$246
Total liabilities	$298	$—	$298	$246	$—	$246

7. Goodwill and acquisition-related intangibles
Goodwill by segment as of December 31, 2019 and 2018, is as follows:

Goodwill
Analog	$4,158
Embedded Processing	172
Other	32
Total	$4,362
We perform our annual goodwill impairment test as of October 1 and determine whether the fair value of each of our reporting units is in excess of its carrying value. Determination of fair value is based upon management estimates and judgment, using unobservable inputs in discounted cash flow models to calculate the fair value of each reporting unit. These unobservable inputs are considered Level 3 measurements, as described in Note 6. In 2019, 2018 and 2017, we determined no impairment was indicated.
The components of acquisition-related intangibles are as follows:

		December 31, 2019			December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	7 – 10	$2,000	$1,660	$340	$2,125	$1,573	$552
Customer relationships	8	—	—	—	810	734	76
Total		$2,000	$1,660	$340	$2,935	$2,307	$628
Acquisition charges
Acquisition charges represent the ongoing amortization of intangible assets resulting from the acquisition of National Semiconductor Corporation. These amounts are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments.
Amortization of acquisition-related intangibles was $288 million in 2019 and $318 million in 2018 and 2017. Fully amortized assets are written off against accumulated amortization. The remaining estimated amortization is $198 million in 2020 and $142 million in 2021.
8. Postretirement benefit plans
Plan descriptions
We have various employee retirement plans, including defined contribution, defined benefit and retiree health care benefit plans. For qualifying employees, we offer deferred compensation arrangements.
U.S. retirement plans
Our principal retirement plans in the United States are a defined contribution plan; an enhanced defined contribution plan; and qualified and non-qualified defined benefit pension plans. The defined benefit plans were closed to new participants in 1997, and then current participants were allowed to make a one-time election to continue accruing a benefit in the plans or to cease accruing a benefit and instead to participate in the enhanced defined contribution plan described below.
Both defined contribution plans offer an employer-matching savings option that allows employees to make pretax and post-tax contributions to various investment choices. Employees who elected to continue accruing a benefit in the qualified defined benefit pension plans may also participate in the defined contribution plan, where employer-matching contributions are provided for up to 2% of the employee’s annual eligible earnings. Employees who elected not to continue accruing a benefit in the defined benefit pension plans, and employees hired after November 1997 and through December 31, 2003, may participate in the enhanced defined contribution plan. This plan provides for a fixed employer contribution of 2% of the employee’s annual eligible earnings, plus an employer-matching contribution of up to 4% of the employee’s annual eligible earnings. Employees hired after December 31, 2003, do not receive the fixed employer contribution of 2% of the employee’s annual eligible earnings.

As of December 31, 2019 and 2018, as a result of employees’ elections, TI’s U.S. defined contribution plans held shares of TI common stock totaling 8 million shares and 9 million shares valued at $988 million and $821 million, respectively. Dividends paid on these shares in 2019 and 2018 were $26 million and $24 million, respectively. Effective April 1, 2016, the TI common stock fund was frozen to new contributions or transfers into the fund.
Our aggregate expense for the U.S. defined contribution plans was $61 million in 2019, 2018 and 2017.
The defined benefit pension plans include employees still accruing benefits, as well as employees and participants who no longer accrue service-related benefits, but instead, may participate in the enhanced defined contribution plan. Benefits under the qualified defined benefit pension plan are determined using a formula based on years of service and the highest five consecutive years of compensation. We intend to contribute amounts to this plan to meet the minimum funding requirements of applicable local laws and regulations, plus such additional amounts as we deem appropriate. The non-qualified defined benefit plans are unfunded and closed to new participants.
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
As of December 31, 2019 and 2018, as a result of employees’ elections, TI’s non-U.S. defined contribution plans held TI common stock valued at $28 million and $23 million, respectively. Dividends paid on these shares of TI common stock in 2019 and 2018 were not material.
Effects on our Consolidated Statements of Income and Balance Sheets
Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S. Defined Benefit			U.S. Retiree Health Care			Non-U.S. Defined Benefit
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$18	$19	$22	$3	$5	$5	$31	$36	$37
Interest cost	38	35	42	14	15	17	43	45	44
Expected return on plan assets	(41)	(42)	(41)	(14)	(15)	(17)	(86)	(67)	(62)
Amortization of prior service cost (credit)	—	—	—	(1)	(3)	(4)	1	(1)	(2)
Recognized net actuarial loss	9	17	14	—	2	3	29	20	28
Net periodic benefit costs	24	29	37	2	4	4	18	33	45
Settlement losses	10	23	36	—	—	—	3	3	2
Total, including other postretirement losses	$34	$52	$73	$2	$4	$4	$21	$36	$47
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

Changes in the benefit obligations and plan assets for defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2019	2018	2019	2018	2019	2018
Change in plan benefit obligation
Benefit obligation at beginning of year:	$874	$998	$361	$414	$2,411	$2,469
Service cost	18	19	3	5	31	36
Interest cost	38	35	14	15	43	45
Participant contributions	—	—	13	11	7	7
Benefits paid	(11)	(10)	(41)	(41)	(103)	(87)
Settlements	(66)	(100)	—	—	(12)	(16)
Curtailments	—	—	—	—	(1)	—
Actuarial loss (gain)	107	(68)	9	(43)	193	6
Plan amendments	—	—	—	—	—	7
Effects of exchange rate changes	—	—	—	—	12	(56)
Benefit obligation at end of year	$960	$874	$359	$361	$2,581	$2,411

Change in plan assets
Fair value of plan assets at beginning of year:	$869	$995	$330	$394	$2,410	$2,593
Actual return on plan assets	185	(56)	53	(12)	337	(52)
Employer contributions (qualified plans)	—	20	1	1	9	19
Employer contributions (non-qualified plans)	10	20	—	—	—	—
Participant contributions	—	—	13	11	7	7
Benefits paid	(11)	(10)	(41)	(41)	(103)	(87)
Settlements	(66)	(100)	—	—	(12)	(16)
Effects of exchange rate changes	—	—	—	—	13	(54)
Other	—	—	—	(23)	—	—
Fair value of plan assets at end of year	$987	$869	$356	$330	$2,661	$2,410

Funded status at end of year	$27	$(5)	$(3)	$(31)	$80	$(1)
The actuarial loss (gain) for all pension plans was primarily related to a change in the discount rate used to measure the benefit obligations of those plans in 2019 and 2018.
Amounts recognized on our Consolidated Balance Sheets as of December 31, are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit	Total
2019
Overfunded retirement plans	$73	$—	$145	$218
Accrued expenses and other liabilities & other long-term liabilities	(17)	—	(4)	(21)
Underfunded retirement plans	(29)	(3)	(61)	(93)
Funded status at end of 2019	$27	$(3)	$80	$104

2018
Overfunded retirement plans	$40	$—	$52	$92
Accrued expenses and other liabilities & other long-term liabilities	(8)	—	(3)	(11)
Underfunded retirement plans	(37)	(31)	(50)	(118)
Funded status at end of 2018	$(5)	$(31)	$(1)	$(37)

Contributions to the plans meet or exceed all minimum funding requirements. We expect to contribute about $20 million to our retirement benefit plans in 2020.
Accumulated benefit obligations, which are generally less than the projected benefit obligations as they exclude the impact of future salary increases, were $878 million and $793 million as of December 31, 2019 and 2018, respectively, for the U.S. defined benefit plans, and $2.46 billion and $2.29 billion as of December 31, 2019 and 2018, respectively, for the non-U.S. defined benefit plans.
The change in AOCI is as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care		Non-U.S. Defined Benefit		Total
	Net Actuarial Loss	Net Actuarial Loss	Prior Service Credit	Net Actuarial Loss	Prior Service Credit	Net Actuarial Loss	Prior Service Credit
AOCI balance, net of taxes, December 31, 2018	$135	$21	$(5)	$317	$3	$473	$(2)
Changes in AOCI by category:
Adjustments	(36)	(31)	—	(58)	—	(125)	—
Recognized within net income	(19)	—	1	(32)	(1)	(51)	—
Tax effect	11	7	—	32	—	50	—
Total change to AOCI	(44)	(24)	1	(58)	(1)	(126)	—
AOCI balance, net of taxes, December 31, 2019	$91	$(3)	$(4)	$259	$2	$347	$(2)
Information on plan assets
We report and measure the plan assets of our defined benefit pension and other postretirement plans at fair value. The tables below set forth the fair value of our plan assets using the same three-level hierarchy of fair-value inputs described in Note 6.

	December 31, 2019
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$—	$—	$640	$640
Equity securities	—	—	347	347
Total	$—	$—	$987	$987

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$62	$—	$168	$230
Equity securities	—	—	126	126
Total	$62	$—	$294	$356

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$59	$126	$1,762	$1,947
Equity securities	41	2	671	714
Total	$100	$128	$2,433	$2,661
(a)Consists of bond index and equity index funds, measured at net asset value per share, as well as cash equivalents.

	December 31, 2018
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$—	$—	$563	$563
Equity securities	—	—	306	306
Total	$—	$—	$869	$869

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$59	$—	$155	$214
Equity securities	—	—	116	116
Total	$59	$—	$271	$330

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$47	$139	$1,602	$1,788
Equity securities	33	1	588	622
Total	$80	$140	$2,190	$2,410
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
Assumptions and investment policies

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2019	2018	2019	2018	2019	2018
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.62%	4.37%	3.63%	4.30%	1.46%	1.85%
Long-term pay progression	3.30%	3.30%	n/a	n/a	3.06%	2.96%

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.35%	3.77%	4.30%	3.63%	1.85%	1.84%
Long-term rate of return on plan assets	4.90%	4.80%	4.40%	4.10%	3.62%	2.58%
Long-term pay progression	3.30%	3.30%	n/a	n/a	3.03%	2.96%
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
The target allocation ranges for the plans that hold a substantial majority of the defined benefit assets are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
Fixed income securities and cash equivalents	65%	65%	60% – 100%
Equity securities	35%	35%	0% – 40%
We rebalance the plans’ investments when they are outside the target allocation ranges.
Weighted average asset allocations as of December 31 are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2019	2018	2019	2018	2019	2018
Fixed income securities and cash equivalents	65%	65%	65%	65%	73%	74%
Equity securities	35%	35%	35%	35%	27%	26%
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

	2020	2021	2022	2023	2024	2025 – 2029
U.S. Defined Benefit	$99	$118	$85	$90	$87	$441
U.S. Retiree Health Care	32	30	29	27	26	115
Non-U.S. Defined Benefit	95	96	99	100	104	542
Assumed health care cost trend rates for the U.S. retiree health care benefit plan as of December 31 are as follows:

	2019	2018
Assumed health care cost trend rate for next year	7.00%	7.25%
Ultimate trend rate	5.00%	5.00%
Year in which ultimate trend rate is reached	2028	2028
Deferred compensation plans
We have deferred compensation plans that allow U.S. employees whose base salary and management responsibility exceed a certain level to defer receipt of a portion of their cash compensation. Payments under these plans are made based on the participant’s distribution election and plan balance. Participants can earn a return on their deferred compensation based on notional investments in the same investment funds that are offered in our defined contribution plans.
As of December 31, 2019, our liability to participants of the deferred compensation plans was $298 million and is recorded in other long-term liabilities on our Consolidated Balance Sheets. This amount reflects the accumulated participant deferrals and earnings thereon as of that date. As of December 31, 2019, we held $272 million in mutual funds related to these plans that are recorded in long-term investments on our Consolidated Balance Sheets, and serve as an economic hedge against changes in fair values of our other deferred compensation liabilities. We record changes in the fair value of the liability and the related investment in SG&A as discussed in Note 6.

9. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of December 31, 2019, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of December 31, 2019, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
We retired $750 million of maturing debt in August 2019.
In March 2019, we issued a principal amount of $750 million of fixed-rate, long-term debt due in 2039. We incurred $7 million of issuance and other related costs. The proceeds of the offering were $743 million, net of the original issuance discount, and were used for general corporate purposes.
In September 2019, we issued a principal amount of $750 million of fixed-rate, long-term debt due in 2029. We incurred $5 million of issuance and other related costs. The proceeds of the offering were $748 million, net of the original issuance discount, and were used for general corporate purposes.
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

Long-term debt outstanding is as follows:

	December 31,
	2019	2018
Notes due 2019 at 1.65%	$—	$750
Notes due 2020 at 1.75%	500	500
Notes due 2021 at 2.75%	550	550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	—
Notes due 2039 at 3.875%	750	—
Notes due 2048 at 4.15%	1,500	1,500
Total debt	5,850	5,100
Net unamortized discounts, premiums and issuance costs	(47)	(32)
Total debt, including net unamortized discounts, premiums and issuance costs	5,803	5,068
Current portion of long-term debt	(500)	(749)
Long-term debt	$5,303	$4,319
Interest and debt expense was $170 million, $125 million and $78 million in 2019, 2018 and 2017, respectively. This was net of the amortized discounts, premiums and issuance costs. Cash payments for interest on long-term debt were $156 million, $114 million and $75 million in 2019, 2018 and 2017, respectively. Capitalized interest was not material.
10. Leases
We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require us to pay real estate taxes, insurance and maintenance costs.
Our leases are included as a component of the following balance sheet lines:

December 31,
2019
Other long-term assets	$337

Accrued expenses and other liabilities	$73
Other long-term liabilities	259
Details of our operating leases are as follows:

For Year Ended December 31,
2019
Lease cost related to lease liabilities	$66
Variable lease cost	41

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease cost	$60

Lease assets obtained in exchange for new lease liabilities	$167

Weighted average remaining lease term	8.2 years
Weighted average discount rate	3.37%

As of December 31, 2019, we had committed to make the following minimum payments under our non-cancellable operating leases:

	2020	2021	2022	2023	2024	Thereafter	Total
Lease payments	$75	$63	$51	$38	$28	$131	$386
Imputed lease interest							(54)
Total lease liabilities							$332
As of December 31, 2018, we had committed to make the following minimum payments under our non-cancellable operating leases, as reported under ASC 840:

	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$56	$46	$36	$29	$18	$39	$224
11. Commitments and contingencies
Purchase commitments
Our purchase commitments include payments for software licenses and contractual arrangements with suppliers when there is a fixed, non-cancellable payment schedule or when minimum payments are due with a reduced delivery schedule.
As of December 31, 2019, we had committed to make the following minimum payments under our purchase commitments:

	2020	2021	2022	2023	2024	Thereafter	Total
Purchase commitments	$452	$286	$121	$70	$27	$109	$1,065
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

12. Supplemental financial information
Restructuring charges/other
Restructuring charges/other are included in Other for segment reporting purposes and are comprised of the following components:

	For Years Ended December 31,
	2019	2018	2017
Restructuring charges (a)	$(15)	$6	$11
Gains on sales of assets	(21)	(3)	—
Restructuring charges/other	$(36)	$3	$11
(a)Includes severance and benefits, accelerated depreciation, changes in estimates or other exit costs.
Changes in accrued restructuring balances

	2019	2018	2017
Balance, January 1	$28	$29	$40
Restructuring charges	(15)	6	11
Non-cash items (a)	—	(3)	(1)
Payments	(13)	(4)	(21)
Balance, December 31	$—	$28	$29
(a)Reflects charges for impacts of accelerated depreciation and changes in exchange rates.
The restructuring accrual balances are reported as a component of either accrued expenses and other liabilities or other long-term liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.
In April 2019, we sold our manufacturing facility in Greenock, Scotland.
In January 2020, we announced a multiyear plan to close our two remaining factories with 150-millimeter production, which are more than 50 years old and located in Sherman and Dallas, Texas. Production will be transitioned from these sites to our more advanced and cost-effective 300-millimeter wafer fabrication facilities in North Texas. We expect this transition to be completed in the next three to five years. Charges for these closures cannot be reasonably estimated until a later phase of the transition.
Other income (expense), net (OI&E)

	For Years Ended December 31,
	2019	2018	2017
Other income (a)	$197	$150	$163
Other expense (b)	(22)	(52)	(88)
Total	$175	$98	$75
(a)Other income includes interest, royalty and lease income, as well as investment gains and losses.
(b)Other expense includes a portion of pension and other retiree benefit costs. It also includes currency gains and losses, tax interest and miscellaneous items.

Property, plant and equipment at cost

	Depreciable Lives (Years)	December 31,
		2019	2018
Land	n/a	$126	$128
Buildings and improvements	5 – 40	2,504	2,497
Machinery and equipment	2 – 10	3,110	2,800
Total		$5,740	$5,425
Other long-term liabilities

	December 31,
	2019	2018
Long-term portion of transition tax on indefinitely reinvested earnings	$506	$506
Uncertain tax positions	303	286
Deferred compensation plans	298	246
Operating lease liabilities	259	—
Other	148	152
Total	$1,514	$1,190
Accumulated other comprehensive income (loss), net of taxes (AOCI)

	December 31,
	2019	2018
Postretirement benefit plans:
Net actuarial loss	$(347)	$(473)
Prior service credit	2	2
Cash flow hedge derivative instruments	(2)	(2)
Total	$(347)	$(473)

Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income in 2019, 2018 and 2017. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Years Ended December 31,			Impact to Related Statement of Income Lines
	2019	2018	2017
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$51	$65	$83	Decrease to OI&E
Tax effect	(13)	(15)	(27)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$38	$50	$56	Decrease to net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$—	$(4)	$(6)	Increase to OI&E
Tax effect	—	1	1	Increase to provision for income taxes
Recognized within net income, net of taxes	$—	$(3)	$(5)	Increase to net income

Derivative instruments:
Amortization of treasury-rate locks	$—	$—	$1	Increase to interest and debt expense
Tax effect	—	—	—	Decrease to provision for income taxes
Recognized within net income, net of taxes	$—	$—	$1	Decrease to net income
(a)Detailed in Note 8.
13. Quarterly financial data (unaudited)

	2019 Quarters				2018 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Revenue	$3,350	$3,771	$3,668	$3,594	$3,717	$4,261	$4,017	$3,789
Gross profit	2,097	2,446	2,360	2,261	2,407	2,804	2,619	2,447
Included in operating profit:
Acquisition charges	50	79	80	79	79	80	79	80
Restructuring charges/other	—	—	(36)	—	(2)	1	3	1
Operating profit	1,249	1,589	1,506	1,379	1,516	1,937	1,712	1,548
Net income	1,070	1,425	1,305	1,217	1,239	1,570	1,405	1,366

Basic EPS	$1.14	$1.51	$1.38	$1.29	$1.29	$1.61	$1.43	$1.38
Diluted EPS	$1.12	$1.49	$1.36	$1.26	$1.27	$1.58	$1.40	$1.35

Report of independent registered public accounting firm
To the Shareholders and the Board of Directors of Texas Instruments Incorporated
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Texas Instruments Incorporated (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Uncertain tax positions

Description of the matter
As discussed in Note 4 to the consolidated financial statements, the Company operates in the United States and multiple international tax jurisdictions, and its income tax returns are subject to examination by tax authorities in those jurisdictions who may challenge any tax position on these returns. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. Auditing management’s estimate of the amount of tax benefit that qualifies for recognition involved auditor judgment because management’s estimate is complex, requires a high degree of judgment and is based on interpretations of tax laws and legal rulings.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. For example, this included controls over the Company’s assessment of the technical merits of tax positions and management’s process to measure the benefit of those tax positions. Among other procedures performed, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration relevant international and local income tax laws and legal rulings. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We also evaluated the adequacy of the Company’s financial statement disclosures in Note 4 to the consolidated financial statements related to these tax matters.

We have served as the Company’s auditor since 1952.
Dallas, Texas
February 20, 2020

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure
Not applicable.
ITEM 9A. Controls and procedures
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
Internal control over financial reporting
Report by management on internal control over financial reporting
The management of TI is responsible for establishing and maintaining effective internal control over financial reporting. TI’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
TI management assessed the effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control − Integrated Framework. Based on our assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective based on the COSO criteria.
TI’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which immediately follows this report.

Report of independent registered public accounting firm on internal control over financial reporting
Report of independent registered public accounting firm
To the Shareholders and the Board of Directors of Texas Instruments Incorporated
Opinion on internal control over financial reporting
We have audited Texas Instruments Incorporated’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Instruments Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
Dallas, Texas
February 20, 2020

ITEM 9B. Other information
Not applicable.
PART III
ITEM 10. Directors, executive officers and corporate governance
The information with respect to directors’ names, ages, positions, term of office, periods of service and business experience, which is contained under the caption “Election of directors” in our proxy statement for the 2020 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
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
Audit committee
The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2020 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 11. Executive compensation
The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2020 annual meeting of stockholders is incorporated herein by reference to such proxy statement, provided that the Compensation Committee report shall not be deemed filed with this Form 10-K.
The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2020 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. Security ownership of certain beneficial owners and management and related stockholder matters
Equity compensation plan information
The following table sets forth information about the company’s equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by security holders	38,656,075	(a)	$66.80	(b)	78,894,707	(c)
Equity compensation plans not approved by security holders	—		$—		—
Total	38,656,075	(d)	$66.80		78,894,707
(a)Includes shares of TI common stock to be issued under the Texas Instruments 2003 Director Compensation Plan, the Texas Instruments 2009 Long-Term Incentive Plan (the “2009 LTIP”) and predecessor stockholder-approved plans, the Texas Instruments 2009 Director Compensation Plan, the TI Employees 2014 Stock Purchase Plan (the “2014 ESPP”) and the Texas Instruments 2018 Director Compensation Plan (the “2018 Director Plan”).
(b)Restricted stock units and stock units credited to directors’ deferred compensation accounts are settled in shares of TI common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.
(c)Shares of TI common stock available for future issuance under the 2009 LTIP, the 2014 ESPP and the 2018 Director Plan. 43,155,445 shares remain available for future issuance under the 2009 LTIP and 1,926,980 shares remain available for future issuance under the 2018 Director Plan. Under the 2009 LTIP and the 2018 Director Plan, awards may be granted in the form of restricted stock units, options or other stock-based awards such as restricted stock.
(d)Includes 32,493,944 shares for issuance upon exercise of outstanding grants of options, 5,897,800 shares for issuance upon vesting of outstanding grants of restricted stock units, 173,849 shares for issuance under the 2014 ESPP and 90,482 shares for issuance in settlement of directors’ deferred compensation accounts.
Security ownership of certain beneficial owners and management
The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2020 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 13. Certain relationships and related transactions, and director independence
The information contained under the captions “Related person transactions” and “Director independence” in our proxy statement for the 2020 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 14. Principal accountant fees and services
The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2020 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV
ITEM 15. Exhibits, financial statement schedules
The financial statements are listed in the index included in Item 8, “Financial statements and supplementary data.”

		Incorporated by Reference				Filed or Furnished Herewith
Designation of Exhibit	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
3(a)	Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended	10-K	001-3761	February 24, 2015	3(a)
3(b)	By-Laws of the Registrant	8-K	001-3761	December 12, 2016	3
4(a)	Indenture	8-K	001-3761	May 23, 2011	4.2
4(b)	Officer’s Certificate	8-K	001-3761	May 8, 2013	4.2
4(c)	Officer’s Certificate	8-K	001-3761	March 12, 2014	4.2
4(d)	Officer’s Certificate	8-K	001-3761	May 6, 2015	4.1
4(e)	Officer’s Certificate	8-K	001-3761	May 6, 2016	4.1
4(f)	Officer’s Certificate	8-K	001-3761	May 4, 2017	4.1
4(g)	Officer’s Certificate	8-K	001-3761	November 3, 2017	4.1
4(h)	Officer’s Certificate	8-K	001-3761	May 7, 2018	4.1
4(i)	Officer’s Certificate	8-K	001-3761	June 8, 2018	4.1
4(j)	Officer’s Certificate	8-K	001-3761	March 11, 2019	4.1
4(k)	Officer’s Certificate	8-K	001-3761	September 4, 2019	4.1
4(l)	Description of Securities					X
10(a)	TI Deferred Compensation Plan, as amended*	10-K	001-3761	February 24, 2016	10(a)
10(b)	TI Employees Non-Qualified Pension Plan, effective January 1, 2009, as amended*	10-K	001-3761	February 24, 2016	10(b)
10(c)	TI Employees Non-Qualified Pension Plan II*	10-K	001-3761	February 24, 2016	10(c)
10(d)	Texas Instruments Long-Term Incentive Plan, adopted April 15, 1993*	10-K	001-3761	February 24, 2012	10(c)
10(e)	Texas Instruments 2000 Long-Term Incentive Plan as amended October 16, 2008*	10-K	001-3761	February 24, 2015	10(e)
10(f)	Texas Instruments 2003 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 24, 2015	10(j)
10(g)	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 23, 2017	10(k)
10(h)	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 23, 2017	10(l)
10(i)	Texas Instruments 2009 Long-Term Incentive Plan as amended April 21, 2016*	DEF 14A	001-3761	March 9, 2016	Appendix B
10(j)	Texas Instruments 2009 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 23, 2017	10(n)
10(k)	Texas Instruments 2018 Director Compensation Plan as amended December 5, 2019					X
21	List of Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer					X
31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer					X
32(a)	Section 1350 Certification of Chief Executive Officer					X
32(b)	Section 1350 Certification of Chief Financial Officer					X

		Incorporated by Reference				Filed or Furnished Herewith
Designation of Exhibit	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
101.ins	Instance Document					X
101.sch	XBRL Taxonomy Schema					X
101.cal	XBRL Taxonomy Calculation Linkbase					X
101.def	XBRL Taxonomy Definitions Document					X
101.lab	XBRL Taxonomy Labels Linkbase					X
101.pre	XBRL Taxonomy Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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
We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or our management:
•Economic, social and political conditions, and natural events in the countries in which we, our customers or our suppliers operate, including global trade policies;
•Market demand for semiconductors, particularly in the industrial and automotive markets, and customer demand that differs from forecasts;
•Our ability to compete in products and prices in an intensely competitive industry;
•Evolving cybersecurity and other threats relating to our information technology systems or those of our customers or suppliers;
•Our ability to successfully implement and realize opportunities from strategic, business and organizational changes, or our ability to realize our expectations regarding the amount and timing of restructuring charges and associated cost savings;
•Our ability to develop, manufacture and market innovative products in a rapidly changing technological environment, and our timely implementation of new manufacturing technologies and installation of manufacturing equipment;
•Availability and cost of raw materials, utilities, manufacturing equipment, third-party manufacturing services and manufacturing technology;
•Product liability, warranty or other claims relating to our products, manufacturing, delivery, services, design or communications, or recalls by our customers for a product containing one of our parts;
•Compliance with or changes in the complex laws, rules and regulations to which we are or may become subject, or actions of enforcement authorities, that restrict our ability to operate our business, or subject us to fines, penalties or other legal liability;
•Changes in tax law and accounting standards that impact the tax rate applicable to us, the jurisdictions in which profits are determined to be earned and taxed, adverse resolution of tax audits, increases in tariff rates, and the ability to realize deferred tax assets;
•A loss suffered by one of our customers or distributors with respect to TI-consigned inventory;
•Financial difficulties of our distributors or their promotion of competing product lines to our detriment; or disputes with significant distributors;
•Losses or curtailments of purchases from key customers or the timing and amount of distributor and other customer inventory adjustments;
•Our ability to maintain or improve profit margins, including our ability to utilize our manufacturing facilities at sufficient levels to cover our fixed operating costs, in an intensely competitive and cyclical industry and changing regulatory environment;
•Our ability to maintain and enforce a strong intellectual property portfolio and maintain freedom of operation in all jurisdictions where we conduct business; or our exposure to infringement claims;
•Instability in the global credit and financial markets;
•Increases in health care and pension benefit costs;
•Our ability to recruit and retain skilled personnel, and effectively manage key employee succession; and
•Impairments of our non-financial assets.

For a more detailed discussion of these factors, see the Risk factors discussion in Item 1A of this report. The forward-looking statements included in this report are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances. If we do update any forward-looking statement, you should not infer that we will make additional updates with respect to that statement or any other forward-looking statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

By:	/s/	Rafael R. Lizardi
Rafael R. Lizardi
Senior Vice President,
Chief Financial Officer
and Chief Accounting Officer
Date: February 20, 2020

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Rafael R. Lizardi, and Cynthia Hoff Trochu, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2019, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 20th day of February 2020.

Signature	Title

/s/ Mark A. Blinn
Mark A. Blinn	Director

/s/ Todd M. Bluedorn
Todd M. Bluedorn	Director

/s/ Janet F. Clark
Janet F. Clark	Director

/s/ Carrie S. Cox
Carrie S. Cox	Director

/s/ Martin S. Craighead
Martin S. Craighead	Director

/s/ Jean M. Hobby
Jean M. Hobby	Director

/s/ Ronald Kirk
Ronald Kirk	Director

/s/ Pamela H. Patsley
Pamela H. Patsley	Director

/s/ Robert E. Sanchez
Robert E. Sanchez	Director

/s/ Richard K. Templeton
Richard K. Templeton	Director, Chairman of the Board, President and Chief Executive Officer

/s/ Rafael R. Lizardi
Rafael R. Lizardi	Senior Vice President, Chief Financial Officer and Chief Accounting Officer