Form 10-Q
period 2020-03-31
TEXAS INSTRUMENTS INC
filed 2020-04-22
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
917,772,641
Number of shares of Registrant’s common stock outstanding as of
April 14, 2020

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended
Consolidated Statements of Income	March 31,
(Millions of dollars, except share and per-share amounts)	2020	2019
Revenue	$3,329	$3,594
Cost of revenue (COR)	1,241	1,333
Gross profit	2,088	2,261
Research and development (R&D)	377	389
Selling, general and administrative (SG&A)	417	414
Acquisition charges	50	79
Operating profit	1,244	1,379
Other income (expense), net (OI&E)	25	36
Interest and debt expense	45	38
Income before income taxes	1,224	1,377
Provision for income taxes	50	160
Net income	$1,174	$1,217

Earnings per common share (EPS):
Basic	$1.25	$1.29
Diluted	$1.24	$1.26

Average shares outstanding (millions):
Basic	931	939
Diluted	943	956

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,174	$1,217
Income allocated to RSUs	(6)	(8)
Income allocated to common stock for diluted EPS	$1,168	$1,209

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(Millions of dollars)	2020	2019
Net income	$1,174	$1,217
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($3) and $1	9	(2)
Recognized within net income, net of tax effect of ($2) and ($3)	8	10
Available-for-sale investments:
Unrealized gains, net of tax effect of $0 and $0	2	—
Other comprehensive income (loss), net of taxes	19	8
Total comprehensive income	$1,193	$1,225

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	March 31,	December 31,
Consolidated Balance Sheets	2020	2019
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,518	$2,437
Short-term investments	2,224	2,950
Accounts receivable, net of allowances of ($8) and ($8)	1,316	1,074
Raw materials	175	176
Work in process	915	916
Finished goods	913	909
Inventories	2,003	2,001
Prepaid expenses and other current assets	249	299
Total current assets	8,310	8,761
Property, plant and equipment at cost	5,736	5,740
Accumulated depreciation	(2,503)	(2,437)
Property, plant and equipment	3,233	3,303
Long-term investments	34	300
Goodwill	4,362	4,362
Acquisition-related intangibles	290	340
Deferred tax assets	208	197
Capitalized software licenses	138	69
Overfunded retirement plans	215	218
Other long-term assets	493	468
Total assets	$17,283	$18,018

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,051	$500
Accounts payable	363	388
Accrued compensation	353	714
Income taxes payable	62	46
Accrued expenses and other liabilities	552	475
Total current liabilities	2,381	2,123
Long-term debt	5,499	5,303
Underfunded retirement plans	95	93
Deferred tax liabilities	64	78
Other long-term liabilities	1,510	1,514
Total liabilities	9,549	9,111
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred – None issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	2,096	2,110
Retained earnings	40,227	39,898
Treasury common stock at cost
Shares: March 31, 2020 – 819,335,097; December 31, 2019 – 808,784,381	(36,002)	(34,495)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(328)	(347)
Total stockholders’ equity	7,734	8,907
Total liabilities and stockholders’ equity	$17,283	$18,018

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(Millions of dollars)	2020	2019
Cash flows from operating activities
Net income	$1,174	$1,217
Adjustments to net income:
Depreciation	186	166
Amortization of acquisition-related intangibles	50	79
Amortization of capitalized software	14	13
Stock compensation	63	61
Gains on sales of assets	—	(2)
Deferred taxes	(34)	4
Increase (decrease) from changes in:
Accounts receivable	(242)	(233)
Inventories	(2)	86
Prepaid expenses and other current assets	(88)	223
Accounts payable and accrued expenses	—	(67)
Accrued compensation	(353)	(373)
Income taxes payable	147	(94)
Changes in funded status of retirement plans	27	7
Other	(91)	20
Cash flows from operating activities	851	1,107

Cash flows from investing activities
Capital expenditures	(161)	(251)
Proceeds from asset sales	—	2
Purchases of short-term investments	(646)	(149)
Proceeds from short-term investments	1,638	1,584
Other	(5)	(13)
Cash flows from investing activities	826	1,173

Cash flows from financing activities
Proceeds from issuance of long-term debt	749	743
Dividends paid	(841)	(724)
Stock repurchases	(1,641)	(1,152)
Proceeds from common stock transactions	146	151
Other	(9)	(16)
Cash flows from financing activities	(1,596)	(998)

Net change in cash and cash equivalents	81	1,282
Cash and cash equivalents at beginning of period	2,437	2,438
Cash and cash equivalents at end of period	$2,518	$3,720

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
Segment information

	For Three Months Ended
	March 31,
	2020	2019
Revenue:
Analog	$2,460	$2,518
Embedded Processing	653	796
Other	216	280
Total revenue	$3,329	$3,594

Operating profit:
Analog	$1,025	$1,088
Embedded Processing	182	249
Other	37	42
Total operating profit	$1,244	$1,379

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Geographic area information
The following geographic area information includes revenue, based on product shipment destination. The geographic revenue information does not necessarily reflect end demand by geography because our products tend to be shipped to the locations where our customers manufacture their products.

	For Three Months Ended
	March 31,
	2020	2019
Revenue:
United States	$390	$477
Asia (a)	2,027	2,092
Europe, Middle East and Africa	619	743
Japan	190	191
Rest of world	103	91
Total revenue	$3,329	$3,594
(a)Revenue from products shipped into China was $1.7 billion in the first quarters of both 2020 and 2019, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.

2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2019. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2020 and 2019, and the Consolidated Balance Sheet as of March 31, 2020, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2019. The results for the three-month periods are not necessarily indicative of a full year’s results.
Significant accounting policies and practices
Earnings per share (EPS)
We use the two-class method for calculating EPS because the restricted stock units (RSUs) we grant are participating securities containing non-forfeitable rights to receive dividend equivalents. Under the two-class method, a portion of net income is allocated to RSUs and excluded from the calculation of income allocated to common stock.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended March 31,
	2020			2019
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,174			$1,217
Income allocated to RSUs	(6)			(8)
Income allocated to common stock	$1,168	931	$1.25	$1,209	939	$1.29
Dilutive effect of stock compensation plans		12			17

Diluted EPS:
Net income	$1,174			$1,217
Income allocated to RSUs	(6)			(8)
Income allocated to common stock	$1,168	943	$1.24	$1,209	956	$1.26
Potentially dilutive securities representing 9 million shares of common stock that were outstanding during the first quarters of both 2020 and 2019, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
We are exposed to variability in compensation charges related to certain deferred compensation obligations to employees. We use total return swaps to economically hedge this exposure and offset the related compensation expense, recognizing changes in the value of the swaps and the related deferred compensation liabilities in SG&A.
In connection with the issuance of long-term debt, we may use financial derivatives such as treasury-rate lock agreements that are recognized in AOCI and amortized over the life of the related debt. The results of these derivative transactions have not been material.
We do not use derivatives for speculative or trading purposes.
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of March 31, 2020. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of March 31, 2020, the carrying value of long-term debt, including the current portion, was $6.55 billion, and the estimated fair value was $7.06 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Changes in accounting standards – adopted standards for current period
We adopted the following Accounting Standards Updates (ASU) during the current period, none of which had a material impact on our financial position or results of operations.

ASU	Description	Adopted Date
ASU No. 2016-13	Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	January 1, 2020
ASU No. 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
ASU No. 2018-15	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	January 1, 2020

3. Income taxes
Our estimated annual effective tax rate is about 14%, which does not include discrete tax items. This differs from the 21% statutory corporate tax rate due to the effect of U.S. tax benefits.
Provision for income taxes is based on the following:

	For Three Months Ended
	March 31,
	2020	2019
Taxes calculated using the estimated annual effective tax rate	$166	$220
Discrete tax items	(116)	(60)
Provision for income taxes	$50	$160

Actual effective tax rate	4%	12%

4. Valuation of debt and equity investments and certain liabilities
Investments measured at fair value
Available-for-sale debt investments and trading securities are stated at fair value, which is generally based on market prices or broker quotes. See Fair-value considerations below. Unrealized gains and losses from available-for-sale debt securities are recorded as an increase or decrease, net of taxes, in AOCI on our Consolidated Balance Sheets and any credit losses on available-for-sale debt securities are recorded as an allowance for credit losses with an offset recognized in OI&E in our Consolidated Statements of Income.
We classify certain mutual funds as trading securities. These mutual funds hold a variety of debt and equity investments intended to generate returns that offset changes in certain deferred compensation liabilities. We record changes in the fair value of these mutual funds and the related deferred compensation liabilities in SG&A.
Other investments
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	March 31, 2020			December 31, 2019
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$1,912	$—	$—	$1,213	$—	$—
Corporate obligations	102	899	—	174	1,216	—
U.S. government agency and Treasury securities	150	1,325	—	604	1,734	—
Trading securities:
Mutual funds	—	—	14	—	—	272
Total	2,164	2,224	14	1,991	2,950	272

Other measurement basis:
Equity-method investments	—	—	16	—	—	24
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	354	—	—	446	—	—
Total	$2,518	$2,224	$34	$2,437	$2,950	$300
As of March 31, 2020 and December 31, 2019, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first three months of 2020 and 2019.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.39 billion and $1.58 billion for the first quarters of 2020 and 2019, respectively. Gross realized gains and losses from these sales were not material.
The following table presents the aggregate maturities of our available-for-sale debt investments as of March 31, 2020:

Fair Value
One year or less	$4,368
One to two years	20
During the first quarter of 2020, we entered into total return swaps to economically hedge the variability of certain deferred compensation obligations to employees. As a result, we received proceeds of $253 million from the sale of investments in mutual funds that were previously being utilized to offset this exposure.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of March 31, 2020 and December 31, 2019, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,912	$—	$1,912	$1,213	$—	$1,213
Corporate obligations	—	1,001	1,001	—	1,390	1,390
U.S. government agency and Treasury securities	1,475	—	1,475	2,338	—	2,338
Mutual funds	14	—	14	272	—	272
Total assets	$3,401	$1,001	$4,402	$3,823	$1,390	$5,213

Liabilities:
Deferred compensation	$251	$—	$251	$298	$—	$298
Total liabilities	$251	$—	$251	$298	$—	$298

5. Goodwill and acquisition-related intangibles
Goodwill was $4.36 billion as of March 31, 2020 and December 31, 2019. There was no impairment of goodwill during the first three months of 2020 or 2019.
The components of acquisition-related intangibles are as follows:

		March 31, 2020			December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	8 – 10	$2,000	$1,710	$290	$2,000	$1,660	$340
Acquisition charges
Acquisition charges represent the ongoing amortization of intangible assets resulting from the acquisition of National Semiconductor Corporation. These amounts are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments.
Amortization of acquisition-related intangibles was $50 million and $79 million for the first quarters of 2020 and 2019, respectively. Fully amortized assets are written off against accumulated amortization.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
6. Postretirement benefit plans
Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended March 31,	2020	2019	2020	2019	2020	2019
Service cost	$4	$4	$1	$1	$8	$8
Interest cost	9	9	3	3	9	11
Expected return on plan assets	(9)	(9)	(3)	(4)	(18)	(21)
Recognized net actuarial loss	2	2	—	—	3	7
Net periodic benefit costs	6	6	1	—	2	5
Settlement losses	4	3	—	—	1	1
Total, including other postretirement losses	$10	$9	$1	$—	$3	$6

7. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of March 31, 2020, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of March 31, 2020, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In March 2020, we issued a principal amount of $750 million of fixed-rate, long-term debt due in 2025. We incurred $4 million of issuance and other related costs. The proceeds of the offering were $749 million, net of the original issuance discount, and were used for general corporate purposes, including to repay $500 million of 1.75% notes in April 2020.
Long-term debt outstanding is as follows:

	March 31,	December 31,
	2020	2019
Notes due 2020 at 1.75%	$500	$500
Notes due 2021 at 2.75%	550	550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2025 at 1.375%	750	—
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Total debt	6,600	5,850
Net unamortized discounts, premiums and issuance costs	(50)	(47)
Total debt, including net unamortized discounts, premiums and issuance costs	6,550	5,803
Current portion of long-term debt	(1,051)	(500)
Long-term debt	$5,499	$5,303
Interest and debt expense was $45 million and $38 million for the first quarters of 2020 and 2019, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
8. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2019	$1,741	$2,110	$39,898	$(34,495)	$(347)

2020
Net income	—	—	1,174	—	—
Dividends declared and paid ($0.90 per share)	—	—	(841)	—	—
Common stock issued for stock-based awards	—	(77)	—	223	—
Stock repurchases	—	—	—	(1,730)	—
Stock compensation	—	63	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	19
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2020	$1,741	$2,096	$40,227	$(36,002)	$(328)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2018	$1,741	$1,950	$37,906	$(32,130)	$(473)

2019
Net income	—	—	1,217	—	—
Dividends declared and paid ($0.77 per share)	—	—	(724)	—	—
Common stock issued for stock-based awards	—	(84)	—	235	—
Stock repurchases	—	—	—	(1,185)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	8
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	—	1	—	—
Balance, March 31, 2019	$1,741	$1,927	$38,396	$(33,080)	$(465)

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
10. Supplemental financial information
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the first quarters of 2020 and 2019. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		Impact to Related Statement of Income Lines
	March 31,
	2020	2019
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$10	$13	Decrease to OI&E
Tax effect	(2)	(3)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$8	$10	Decrease to net income
(a)Detailed in Note 6.
Stock compensation
Total shares of 5,214,242 were issued from treasury shares during the first quarter of 2020 related to stock compensation.

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
Impact of COVID-19
The coronavirus (COVID-19) pandemic, the likely resulting recession and its follow-on effects are impacting and will likely continue to impact business activity across industries worldwide, including TI.
The impact to our lead times and ability to fulfill orders was minimal in Q1 2020. However, depending on pandemic-related factors like the duration of local manufacturing restrictions in Malaysia and the Philippines, we could experience constraints in fulfilling customer orders in future periods. The coronavirus pandemic remains dynamic with uncertainty around its duration and broader impact. We are monitoring and assessing the situation and preparing for implications to our business, supply chain and customer demand. With a COVID-19 recession likely upon us, and with reduced visibility of customer demand, we are using the 2008 financial crisis to model our forecasted second quarter results of operations in an environment of a potentially significant decrease in customer demand.
TI has long had a business continuity plan in place for unforeseeable situations, like we are experiencing with COVID-19. Additionally, over the past several years, TI has invested in building inventory and expanding our global internally-owned manufacturing footprint. Investing in these capabilities has given us flexibility, such as the ability to build products across multiple manufacturing sites. These investments have helped to minimize disruptions, but may not be sufficient to eliminate them.
Performance summary
Our first quarter revenue was $3.33 billion, net income was $1.17 billion and earnings per share (EPS) were $1.24.
Revenue decreased 7% from the same quarter a year ago.
In our core businesses, Analog revenue declined 2% and Embedded Processing declined 18% from the same quarter a year ago.
Our cash flow from operations of $6.4 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the same period was $5.6 billion and 40% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.
We have returned $6.6 billion to shareholders in the past 12 months through stock repurchases and dividends. Over the same period, our dividends represented 55% of free cash flow, underscoring their sustainability. Together, our stock repurchases and dividends reflect our continued commitment to return all free cash flow to our shareholders.
We expect our annual operating tax rate to be about 14% in 2020.
For an explanation of free cash flow and the term “annual operating tax rate,” see the Non-GAAP financial information section.

Results of operations – first quarter 2020 compared with first quarter 2019
Revenue of $3.33 billion decreased $265 million, or 7%, primarily due to lower revenue from Embedded Processing and, to a lesser extent, Analog.
Gross profit of $2.09 billion was down $173 million, or 8%, due to lower revenue. As a percentage of revenue, gross profit decreased to 62.7% from 62.9%.
Operating expenses (R&D and SG&A) were $794 million compared with $803 million.
Acquisition charges were $50 million compared with $79 million and were non-cash. See Note 5 to the financial statements.
Operating profit was $1.24 billion, or 37.4% of revenue, compared with $1.38 billion, or 38.4% of revenue.
OI&E was $25 million of income compared with $36 million of income.
Interest and debt expense of $45 million increased $7 million due to the issuance of additional long-term debt.
Our provision for income taxes was $50 million compared with $160 million. The decrease was due to higher discrete tax benefits, lower income before income taxes and, to a lesser extent, a lower annual operating tax rate. Our annual operating tax rate, which does not include discrete tax items, is about 14% compared with 16% in 2019. We use “annual operating tax rate” to describe the estimated annual effective tax rate. The 2020 rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
Net income was $1.17 billion compared with $1.22 billion. EPS was $1.24 compared with $1.26.
First quarter 2020 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power, Signal Chain and High Volume product lines)

	Q1 2020	Q1 2019	Change
Revenue	$2,460	$2,518	(2)%
Operating profit	1,025	1,088	(6)%
Operating profit % of revenue	41.7%	43.2%
Analog revenue decreased in Signal Chain and High Volume due to the mix of products shipped. Power revenue increased. Operating profit decreased primarily due to lower revenue and associated gross profit.
Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	Q1 2020	Q1 2019	Change
Revenue	$653	$796	(18)%
Operating profit	182	249	(27)%
Operating profit % of revenue	27.9%	31.3%
Embedded Processing revenue decreased in both product lines, led by Processors. Operating profit decreased due to lower revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q1 2020	Q1 2019	Change
Revenue	$216	$280	(23)%
Operating profit*	37	42	(12)%
Operating profit % of revenue	17.1%	15.0%
* Includes acquisition charges
Other revenue decreased $64 million, and operating profit decreased $5 million.

Financial condition
At the end of the first quarter of 2020, total cash (cash and cash equivalents plus short-term investments) was $4.74 billion, a decrease of $645 million from the end of 2019.
Accounts receivable were $1.32 billion, an increase of $242 million compared with the end of 2019. Days sales outstanding at the end of the first quarter of 2020 were 36 compared with 29 at the end of 2019.
Inventory was $2.00 billion, an increase of $2 million from the end of 2019. Days of inventory at the end of the first quarter of 2020 were 145 compared with 144 at the end of 2019.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first three months of 2020 were $851 million, a decrease of $256 million from the year-ago period primarily due to lower net income and an increase in cash used for working capital.
Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2024. This credit facility also serves as support for the issuance of commercial paper. As of March 31, 2020, our credit facility was undrawn, and we had no commercial paper outstanding.
Investing activities for the first three months of 2020 provided $826 million compared with $1.17 billion of cash provided in the year-ago period. Capital expenditures were $161 million compared with $251 million in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments provided cash of $992 million compared with $1.44 billion in the year-ago period.
Financing activities for the first three months of 2020 used $1.60 billion compared with $998 million in the year-ago period. In 2020, we received net proceeds of $749 million from the issuance of fixed-rate, long-term debt. In the year-ago period, we received net proceeds of $743 million from the issuance of fixed-rate, long-term debt. Dividends paid were $841 million compared with $724 million in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $1.64 billion to repurchase 14.9 million shares of our common stock compared with $1.15 billion used in the year-ago period to repurchase 11.7 million shares. Employee exercises of stock options provided cash proceeds of $146 million compared with $151 million in the year-ago period.
We had $2.52 billion of cash and cash equivalents and $2.22 billion of short-term investments as of March 31, 2020. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2020	2019	Change
Cash flow from operations (GAAP)	$6,393	$7,184	(11)%
Capital expenditures	(757)	(1,193)
Free cash flow (non-GAAP)	$5,636	$5,991	(6)%

Revenue	$14,118	$15,589

Cash flow from operations as a percentage of revenue (GAAP)	45.3%	46.1%
Free cash flow as a percentage of revenue (non-GAAP)	39.9%	38.4%
This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.
Long-term contractual obligations
Information regarding long-term contractual obligations is in Item 7 of our Form 10-K for the year ended December 31, 2019. Additionally, in the first three months of 2020, we issued $750 million principal amount of 1.375% notes maturing in 2025. These proceeds were used for general corporate purposes, including to repay $500 million of 1.75% notes in April 2020.
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
The extent to which the COVID-19 pandemic will adversely affect our business, results of operations and financial condition is uncertain.
The global spread of the novel coronavirus, severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), and the coronavirus disease, COVID-19, has created significant uncertainty and economic disruption, both near-term and potentially long-term. We have modified, and might further modify, our business practices in response to the COVID-19 pandemic, related third-party responses, including from government authorities and our suppliers, customers and distributors, and the economic and social ramifications of the disease and societal responses across the markets in which TI operates. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions. We might experience short- or long-term constrained supply or volatility in customer demand, which could materially and adversely affect our business and financial results in future periods.
Our global operations subject us to risks associated with domestic or international political, social, economic or other conditions.
We have facilities in more than 30 countries. In 2019, about 85% of our revenue came from shipments to locations outside the United States; shipments of products into China represent a large portion of our revenue. Certain countries where we operate have experienced, and other countries may experience, increasing protectionism that affects global trade and macroeconomic conditions through the enactment of tariffs, import or export restrictions, trade embargoes and sanctions, restrictions on cross-border investment and other trade barriers. This protectionism impacts our ability to deliver products and product support into China, could cause Chinese customers to seek alternate suppliers and could otherwise adversely affect our operations and financial results.
We are exposed to political, social and economic conditions, security risks, terrorism or other hostile acts, health conditions and epidemics, labor conditions, and possible disruptions in transportation, communications and information technology networks of the various countries in which we operate. In addition, our global operations expose us to periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business. The remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.
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
Our results of operations also might suffer because of a general decline in customer demand resulting from, for example: uncertainty regarding the stability of global credit and financial markets; natural events, epidemics or domestic or international political, social, economic or other conditions; breaches of customer information technology systems that disrupt customer operations; or a customer’s inability to access credit markets and other sources of needed liquidity.
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
We have manufacturing, data and design facilities and other operations in locations subject to natural occurrences such as severe weather, geological events or epidemics that could disrupt operations. A natural disaster that results in a prolonged disruption, particularly where we have principal manufacturing and design operations, as listed in Item 2. Properties in our Form 10-K for the year ended December 31, 2019, may adversely affect our results and financial condition.
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
We rely on third parties to supply us with goods and services in a cost-effective and timely manner. Our access to needed goods and services may be adversely affected by potential disputes with suppliers or disruptions in our suppliers’ operations as a result of, for example: quality excursions; uncertainty regarding the stability of global credit and financial markets; domestic or international political, social, economic and other conditions; natural events or epidemics in the locations in which our suppliers operate; or limited or delayed access to key raw materials, natural resources and utilities. Additionally, a breach or other incident relating to our suppliers’ information technology systems could result in a release of confidential or proprietary information. If our suppliers are unable to access credit markets and other sources of needed liquidity, we may be unable to obtain needed supplies, collect accounts receivable or access needed technology.
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
We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, the environment, safety and health (including epidemics); trade; bribery and corruption; financial reporting; tax; data privacy and protection; labor and employment; competition; market access; intellectual property ownership and infringement; and the movement of currency. Compliance with these laws, rules and regulations may be onerous and expensive and could restrict our ability to manufacture or ship our products and operate our business. If we fail to comply or if we become subject to enforcement activity, we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2020 through January 31, 2020	1,877,337		$126.64		1,482,777	$13.00	billion
February 1, 2020 through February 29, 2020	3,356,200		124.79		3,356,200	12.58	billion
March 1, 2020 through March 31, 2020	10,925,981		102.74		10,925,981	11.45	billion
Total	16,159,518	(b)	$110.10	(b)	15,764,958	$11.45	billion (c)

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $6.0 billion and $12.0 billion of additional shares of TI common stock announced September 21, 2017 and September 20, 2018, respectively.

(b)In addition to open-market purchases, 394,560 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of March 31, 2020, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018. No expiration date has been specified for this authorization.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed December 12, 2016).
4(a)	Officer's Certificate, dated March 12, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed March 12, 2020).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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
We urge you to carefully consider the following important factors that could cause actual results to differ materially from the expectations of TI or our management:
•The duration and scope of the COVID-19 pandemic, government and other third-party responses to it and the consequences for the global economy, including to our business and the businesses of our suppliers, customers and distributors;
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
Date: April 22, 2020