Form 10-Q
period 2020-06-30
TEXAS INSTRUMENTS INC
filed 2020-07-22
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
915,943,779
Number of shares of Registrant’s common stock outstanding as of
July 14, 2020

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(Millions of dollars, except share and per-share amounts)	2020	2019	2020	2019
Revenue	$3,239	$3,668	$6,568	$7,262
Cost of revenue (COR)	1,157	1,308	2,398	2,641
Gross profit	2,082	2,360	4,170	4,621
Research and development (R&D)	379	390	756	779
Selling, general and administrative (SG&A)	401	420	818	834
Acquisition charges	50	80	100	159
Restructuring charges/other	24	(36)	24	(36)
Operating profit	1,228	1,506	2,472	2,885
Other income (expense), net (OI&E)	99	52	124	88
Interest and debt expense	48	44	93	82
Income before income taxes	1,279	1,514	2,503	2,891
Provision for income taxes	(101)	209	(51)	369
Net income	$1,380	$1,305	$2,554	$2,522

Earnings per common share (EPS):
Basic	$1.50	$1.38	$2.75	$2.67
Diluted	$1.48	$1.36	$2.72	$2.63

Average shares outstanding (millions):
Basic	916	937	923	938
Diluted	927	953	935	954

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,380	$1,305	$2,554	$2,522
Income allocated to RSUs	(7)	(8)	(13)	(16)
Income allocated to common stock for diluted EPS	$1,373	$1,297	$2,541	$2,506

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(Millions of dollars)	2020	2019	2020	2019
Net income	$1,380	$1,305	$2,554	$2,522
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of $4 and $2; $1 and $3	(10)	(3)	(1)	(5)
Recognized within net income, net of tax effect of ($3) and ($4); ($5) and ($7)	6	11	14	21
Available-for-sale investments:
Unrealized losses, net of tax effect of $0 and $0; $0 and $0	(2)	—	—	—
Other comprehensive income (loss), net of taxes	(6)	8	13	16
Total comprehensive income	$1,374	$1,313	$2,567	$2,538

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	June 30,	December 31,
Consolidated Balance Sheets	2020	2019
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,294	$2,437
Short-term investments	666	2,950
Accounts receivable, net of allowances of ($9) and ($8)	1,176	1,074
Raw materials	182	176
Work in process	977	916
Finished goods	977	909
Inventories	2,136	2,001
Prepaid expenses and other current assets	216	299
Total current assets	8,488	8,761
Property, plant and equipment at cost	5,741	5,740
Accumulated depreciation	(2,540)	(2,437)
Property, plant and equipment	3,201	3,303
Long-term investments	36	300
Goodwill	4,362	4,362
Acquisition-related intangibles	240	340
Deferred tax assets	236	197
Capitalized software licenses	141	69
Overfunded retirement plans	223	218
Other long-term assets	518	468
Total assets	$17,445	$18,018

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$551	$500
Accounts payable	409	388
Accrued compensation	505	714
Income taxes payable	179	46
Accrued expenses and other liabilities	519	475
Total current liabilities	2,163	2,123
Long-term debt	6,245	5,303
Underfunded retirement plans	99	93
Deferred tax liabilities	60	78
Other long-term liabilities	1,234	1,514
Total liabilities	9,801	9,111
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred – None issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	2,182	2,110
Retained earnings	40,780	39,898
Treasury common stock at cost
Shares: June 30, 2020 – 825,225,307; December 31, 2019 – 808,784,381	(36,725)	(34,495)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(334)	(347)
Total stockholders’ equity	7,644	8,907
Total liabilities and stockholders’ equity	$17,445	$18,018

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(Millions of dollars)	2020	2019
Cash flows from operating activities
Net income	$2,554	$2,522
Adjustments to net income:
Depreciation	370	339
Amortization of acquisition-related intangibles	100	159
Amortization of capitalized software	29	27
Stock compensation	132	128
Gains on sales of assets	(1)	(23)
Deferred taxes	(64)	35
Increase (decrease) from changes in:
Accounts receivable	(102)	(212)
Inventories	(135)	138
Prepaid expenses and other current assets	(25)	241
Accounts payable and accrued expenses	73	(93)
Accrued compensation	(205)	(244)
Income taxes payable	(108)	(107)
Changes in funded status of retirement plans	17	9
Other	(64)	(16)
Cash flows from operating activities	2,571	2,903

Cash flows from investing activities
Capital expenditures	(291)	(535)
Proceeds from asset sales	1	30
Purchases of short-term investments	(895)	(388)
Proceeds from short-term investments	3,448	1,784
Other	—	24
Cash flows from investing activities	2,263	915

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,498	743
Repayment of debt	(500)	—
Dividends paid	(1,664)	(1,446)
Stock repurchases	(2,523)	(2,015)
Proceeds from common stock transactions	233	297
Other	(21)	(22)
Cash flows from financing activities	(2,977)	(2,443)

Net change in cash and cash equivalents	1,857	1,375
Cash and cash equivalents at beginning of period	2,437	2,438
Cash and cash equivalents at end of period	$4,294	$3,813

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
Segment information

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Analog	$2,434	$2,534	$4,894	$5,052
Embedded Processing	546	790	1,199	1,586
Other	259	344	475	624
Total revenue	$3,239	$3,668	$6,568	$7,262

Operating profit:
Analog	$1,053	$1,108	$2,078	$2,196
Embedded Processing	125	265	307	514
Other (a)	50	133	87	175
Total operating profit	$1,228	$1,506	$2,472	$2,885
(a)Includes acquisition charges and restructuring charges/other

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Geographic area information
The following geographic area information includes revenue, based on product shipment destination. The geographic revenue information does not necessarily reflect end demand by geography because our products tend to be shipped to the locations where our customers manufacture their products.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
United States	$349	$487	$739	$964
Asia (a)	2,174	2,157	4,201	4,249
Europe, Middle East and Africa	451	709	1,070	1,452
Japan	193	218	383	409
Rest of world	72	97	175	188
Total revenue	$3,239	$3,668	$6,568	$7,262
(a)Revenue from products shipped into China was $1.8 billion for the second quarters of both 2020 and 2019, and $3.5 billion for the first six months of both 2020 and 2019, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.

2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2019. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2020 and 2019, and the Consolidated Balance Sheet as of June 30, 2020, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2019. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended June 30,
	2020			2019
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,380			$1,305
Income allocated to RSUs	(7)			(9)
Income allocated to common stock	$1,373	916	$1.50	$1,296	937	$1.38
Dilutive effect of stock compensation plans		11			16

Diluted EPS:
Net income	$1,380			$1,305
Income allocated to RSUs	(7)			(8)
Income allocated to common stock	$1,373	927	$1.48	$1,297	953	$1.36

	For Six Months Ended June 30,
	2020			2019
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$2,554			$2,522
Income allocated to RSUs	(13)			(17)
Income allocated to common stock	$2,541	923	$2.75	$2,505	938	$2.67
Dilutive effect of stock compensation plans		12			16

Diluted EPS:
Net income	$2,554			$2,522
Income allocated to RSUs	(13)			(16)
Income allocated to common stock	$2,541	935	$2.72	$2,506	954	$2.63
Potentially dilutive securities representing 9 million and 7 million shares of common stock that were outstanding during the second quarters of 2020 and 2019, respectively, and 9 million shares outstanding during the first six months of both 2020 and 2019, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of June 30, 2020. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of June 30, 2020, the carrying value of long-term debt, including the current portion, was $6.80 billion, and the estimated fair value was $7.74 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
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

3. Income taxes
Our estimated annual effective tax rate is about 13%, which does not include discrete tax items. This differs from the 21% statutory corporate tax rate due to the effect of U.S. tax benefits.
Provision for income taxes is based on the following:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Taxes calculated using the estimated annual effective tax rate	$164	$238	$330	$458
Discrete tax items	(265)	(29)	(381)	(89)
Provision for income taxes	$(101)	$209	$(51)	$369

Actual effective tax rate	(8)%	14%	(2)%	13%
Our provision for income taxes for the second quarter and first six months of 2020 includes a $249 million discrete tax benefit for the settlement of a depreciation-related uncertain tax position. Accrued interest of $46 million related to this uncertain tax position was reversed and included in OI&E.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
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
Details of our investments are as follows:

	June 30, 2020			December 31, 2019
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$2,827	$—	$—	$1,213	$—	$—
Corporate obligations	99	216	—	174	1,216	—
U.S. government agency and Treasury securities	900	450	—	604	1,734	—
Trading securities:
Mutual funds	—	—	16	—	—	272
Total	3,826	666	16	1,991	2,950	272

Other measurement basis:
Equity-method investments	—	—	16	—	—	24
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	468	—	—	446	—	—
Total	$4,294	$666	$36	$2,437	$2,950	$300
As of June 30, 2020 and December 31, 2019, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first six months of 2020 and 2019. All of our debt securities classified as available for sale as of June 30, 2020, have maturities within one year.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.81 billion and $200 million for the second quarters of 2020 and 2019, respectively, and $3.20 billion and $1.78 billion for the first six months of 2020 and 2019, respectively. Gross realized gains and losses from these sales were not material.
During the first six months of 2020, we entered into total return swaps to economically hedge the variability of certain deferred compensation obligations to employees. As a result, we received proceeds of $253 million from the sale of investments in mutual funds that were previously being utilized to offset this exposure.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of June 30, 2020 and December 31, 2019, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,827	$—	$2,827	$1,213	$—	$1,213
Corporate obligations	—	315	315	—	1,390	1,390
U.S. government agency and Treasury securities	1,350	—	1,350	2,338	—	2,338
Mutual funds	16	—	16	272	—	272
Total assets	$4,193	$315	$4,508	$3,823	$1,390	$5,213

Liabilities:
Deferred compensation	$286	$—	$286	$298	$—	$298
Total liabilities	$286	$—	$286	$298	$—	$298

5. Goodwill and acquisition-related intangibles
Goodwill was $4.36 billion as of June 30, 2020 and December 31, 2019. There was no impairment of goodwill during the first six months of 2020 or 2019.
The components of acquisition-related intangibles are as follows:

		June 30, 2020			December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	8 – 10	$2,000	$1,760	$240	$2,000	$1,660	$340
Acquisition charges
Acquisition charges represent the ongoing amortization of intangible assets resulting from the acquisition of National Semiconductor Corporation. These amounts are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments.
Amortization of acquisition-related intangibles was $50 million and $80 million for the second quarters of 2020 and 2019, respectively, and $100 million and $159 million for the first six months of 2020 and 2019. Fully amortized assets are written off against accumulated amortization.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
6. Postretirement benefit plans
Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30,	2020	2019	2020	2019	2020	2019
Service cost	$5	$5	$—	$—	$8	$8
Interest cost	8	10	3	4	10	11
Expected return on plan assets	(9)	(12)	(3)	(3)	(20)	(23)
Recognized net actuarial loss	2	3	—	—	4	8
Net periodic benefit costs	6	6	—	1	2	4
Settlement losses	3	3	—	—	—	1
Total, including other postretirement losses	$9	$9	$—	$1	$2	$5

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30,	2020	2019	2020	2019	2020	2019
Service cost	$9	$9	$1	$1	$16	$16
Interest cost	17	19	6	7	19	22
Expected return on plan assets	(18)	(21)	(6)	(7)	(38)	(44)
Recognized net actuarial loss	4	5	—	—	7	15
Net periodic benefit costs	12	12	1	1	4	9
Settlement losses	7	6	—	—	1	2
Total, including other postretirement losses	$19	$18	$1	$1	$5	$11

7. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of June 30, 2020, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of June 30, 2020, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In the first quarter of 2020, we issued a principal amount of $750 million of fixed-rate, long-term debt due in 2025. We incurred $4 million of issuance costs. The proceeds of the offering were $749 million, net of the original issuance discount, which were used for general corporate purposes and the repayment of maturing debt.
In the second quarter of 2020, we retired $500 million of maturing debt. We also issued a principal amount of $750 million of fixed-rate, long-term debt due in 2030. We incurred $5 million of issuance costs. The proceeds of the offering were $749 million, net of the original issuance discount, to be used for general corporate purposes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	June 30,	December 31,
	2020	2019
Notes due 2020 at 1.75%	$—	$500
Notes due 2021 at 2.75%	550	550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2025 at 1.375%	750	—
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Total debt	6,850	5,850
Net unamortized discounts, premiums and issuance costs	(54)	(47)
Total debt, including net unamortized discounts, premiums and issuance costs	6,796	5,803
Current portion of long-term debt	(551)	(500)
Long-term debt	$6,245	$5,303
Interest and debt expense was $48 million and $44 million for the second quarters of 2020 and 2019, respectively, and $93 million and $82 million for the first six months of 2020 and 2019, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.
8. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2019	$1,741	$2,110	$39,898	$(34,495)	$(347)

2020
Net income	—	—	1,174	—	—
Dividends declared and paid ($0.90 per share)	—	—	(841)	—	—
Common stock issued for stock-based awards	—	(77)	—	223	—
Stock repurchases	—	—	—	(1,730)	—
Stock compensation	—	63	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	19
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2020	1,741	2,096	40,227	(36,002)	(328)

Net income	—	—	1,380	—	—
Dividends declared and paid ($0.90 per share)	—	—	(823)	—	—
Common stock issued for stock-based awards	—	17	—	70	—
Stock repurchases	—	—	—	(793)	—
Stock compensation	—	69	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(6)
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, June 30, 2020	$1,741	$2,182	$40,780	$(36,725)	$(334)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2018	$1,741	$1,950	$37,906	$(32,130)	$(473)

2019
Net income	—	—	1,217	—	—
Dividends declared and paid ($0.77 per share)	—	—	(724)	—	—
Common stock issued for stock-based awards	—	(84)	—	235	—
Stock repurchases	—	—	—	(1,185)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	8
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	—	1	—	—
Balance, March 31, 2019	1,741	1,927	38,396	(33,080)	(465)

Net income	—	—	1,305	—	—
Dividends declared and paid ($0.77 per share)	—	—	(722)	—	—
Common stock issued for stock-based awards	—	10	—	136	—
Stock repurchases	—	—	—	(830)	—
Stock compensation	—	67	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	8
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	(1)	(1)	(1)	—
Balance, June 30, 2019	$1,741	$2,003	$38,974	$(33,775)	$(457)

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
10. Supplemental financial information
Restructuring charges/other
In the second quarter of 2020, we recognized $24 million of restructuring charges for severance and benefit costs associated with our Embedded Processing business. As of June 30, 2020, no payments have been made.
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the second quarters and first six months of 2020 and 2019. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Six Months Ended		Impact to Related Statement of Income Lines
	June 30,		June 30,
	2020	2019	2020	2019
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$9	$15	$19	$28	Decrease to OI&E
Tax effect	(3)	(4)	(5)	(7)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$6	$11	$14	$21	Decrease to net income
(a)Detailed in Note 6.
Stock compensation
Total shares of 1,568,938 and 6,783,180 were issued from treasury shares during the second quarter and first six months of 2020, respectively, related to stock compensation.

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
◦For an explanation of free cash flow and the term “annual operating tax rate,” see the Non-GAAP financial information section.
•All dollar amounts in the tables are stated in millions of U.S. dollars.
Impact of COVID-19
The coronavirus (COVID-19) pandemic and its follow-on effects are impacting and will likely continue to impact business activity across industries worldwide, including TI. While second quarter did not experience the depth of decline we saw in the 2008 financial crisis, nonetheless we remain cautious of how the economy might behave for the next few years.
The impact to our lead times and ability to fulfill orders was minimal in the first six months of 2020. However, depending on pandemic-related factors like the potential of local manufacturing restrictions on our factories, we could experience constraints in fulfilling customer orders in future periods. The coronavirus pandemic remains dynamic with uncertainty around its duration and broader impact. We are monitoring and assessing the situation and preparing for implications to our business, supply chain and customer demand.
We have long had a business continuity plan in place for unforeseeable situations, like we are experiencing with COVID-19. Additionally, over the past several years, we have invested in building inventory and expanding our global internally-owned manufacturing footprint. Investing in these capabilities has given us flexibility, such as the ability to build products across multiple manufacturing sites. These investments have helped to minimize disruptions, but may not be sufficient to eliminate them.
Performance summary
Our second quarter revenue was $3.24 billion, net income was $1.38 billion and earnings per share (EPS) were $1.48.
Revenue decreased 12% from the same quarter a year ago, driven primarily by weakness in the automotive market.
In our core businesses, Analog revenue declined 4% and Embedded Processing declined 31% from the same quarter a year ago. Analog and Embedded Processing both had positive sequential growth in the second quarter excluding the automotive market.
Our cash flow from operations of $6.3 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the same period was $5.7 billion and 42% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.
We have returned $6.7 billion to shareholders in the past 12 months through stock repurchases and dividends. Over the same period, our dividends represented 56% of free cash flow, underscoring their sustainability. Together, our stock repurchases and dividends reflect our continued commitment to return all free cash flow to our shareholders.
Results of operations – second quarter 2020 compared with second quarter 2019
Revenue of $3.24 billion decreased $429 million, or 12%, primarily due to lower revenue from Embedded Processing and, to a lesser extent, Analog.

Gross profit of $2.08 billion was down $278 million, or 12%, due to lower revenue. As a percentage of revenue, gross profit was 64.3% in both periods.
Operating expenses (R&D and SG&A) were $780 million compared with $810 million.
Acquisition charges were $50 million compared with $80 million and were non-cash. See Note 5 to the financial statements.
Restructuring charges/other was a charge of $24 million, due to an Embedded Processing action, compared with a credit of $36 million due to the sale of our manufacturing facility in Greenock, Scotland in 2019.
Operating profit was $1.23 billion, or 37.9% of revenue, compared with $1.51 billion, or 41.1% of revenue.
OI&E was $99 million of income compared with $52 million of income, which increased primarily due to the reversal of interest accrued on an uncertain tax position.
Interest and debt expense of $48 million increased $4 million due to the issuance of additional long-term debt.
Our provision for income taxes was a benefit of $101 million compared with an expense of $209 million. This change was due to higher discrete tax benefits, which included a $249 million benefit from the settlement of a depreciation-related uncertain tax position, and, to a lesser extent, lower income before income taxes. Our annual operating tax rate, which does not include discrete tax items, is about 13% compared with 16% in 2019. We use “annual operating tax rate” to describe the estimated annual effective tax rate. The 2020 rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
Net income was $1.38 billion compared with $1.31 billion. EPS was $1.48 compared with $1.36.
Second quarter 2020 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power, Signal Chain and High Volume product lines)

	Q2 2020	Q2 2019	Change
Revenue	$2,434	$2,534	(4)%
Operating profit	1,053	1,108	(5)%
Operating profit % of revenue	43.3%	43.7%
Analog revenue decreased in High Volume and Power, while Signal Chain was about even. The decrease in High Volume revenue was due to the mix of products shipped. Operating profit decreased due to lower revenue and associated gross profit.
Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	Q2 2020	Q2 2019	Change
Revenue	$546	$790	(31)%
Operating profit	125	265	(53)%
Operating profit % of revenue	22.9%	33.5%
Embedded Processing revenue decreased in both product lines, led by Processors. Operating profit decreased due to lower revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q2 2020	Q2 2019	Change
Revenue	$259	$344	(25)%
Operating profit*	50	133	(62)%
Operating profit % of revenue	19.3%	38.7%
* Includes acquisition charges and restructuring charges/other
Other revenue decreased $85 million, and operating profit decreased $83 million.

Results of operations – first six months of 2020 compared with first six months of 2019
Revenue of $6.57 billion decreased $694 million, or 10%, primarily due to lower revenue from Embedded Processing and, to a lesser extent, Analog.
Gross profit of $4.17 billion was down $451 million, or 10%, due to lower revenue. As a percentage of revenue, gross profit decreased to 63.5% from 63.6%.
Operating expenses were $1.57 billion compared with $1.61 billion.
Restructuring charges/other was a charge of $24 million, due to an Embedded Processing action, compared with a credit of $36 million due to the sale of our manufacturing facility in Greenock, Scotland in 2019.
Acquisition charges were $100 million compared with $159 million and were non-cash. See Note 5 to the financial statements.
Operating profit was $2.47 billion, or 37.6% of revenue, compared with $2.89 billion, or 39.7% of revenue.
OI&E was $124 million of income compared with $88 million of income, which increased primarily due to the reversal of interest accrued on an uncertain tax position.
Interest and debt expense of $93 million increased $11 million due to the issuance of additional long-term debt.
Our provision for income taxes was a benefit of $51 million compared with an expense of $369 million. This change was due to higher discrete tax benefits, which included a $249 million benefit from the settlement of a depreciation-related uncertain tax position, and, to a lesser extent, lower income before income taxes.
Net income was $2.55 billion compared with $2.52 billion. EPS was $2.72 compared with $2.63.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2020	YTD 2019	Change
Revenue	$4,894	$5,052	(3)%
Operating profit	2,078	2,196	(5)%
Operating profit % of revenue	42.5%	43.5%
Analog revenue decreased in High Volume and Signal Chain due to changes in the mix of products shipped. Power revenue was about even. Operating profit decreased due to lower revenue and associated gross profit.
Embedded Processing

	YTD 2020	YTD 2019	Change
Revenue	$1,199	$1,586	(24)%
Operating profit	307	514	(40)%
Operating profit % of revenue	25.6%	32.4%
Embedded Processing revenue decreased in both product lines, led by Processors. Operating profit decreased due to lower revenue and associated gross profit.

Other

	YTD 2020	YTD 2019	Change
Revenue	$475	$624	(24)%
Operating profit*	87	175	(50)%
Operating profit % of revenue	18.3%	28.0%
* Includes acquisition charges and restructuring charges/other
Other revenue decreased $149 million, and operating profit decreased $88 million.
Financial condition
At the end of the second quarter of 2020, total cash (cash and cash equivalents plus short-term investments) was $4.96 billion, a decrease of $427 million from the end of 2019.
Accounts receivable were $1.18 billion, an increase of $102 million compared with the end of 2019. Days sales outstanding at the end of the second quarter of 2020 were 33 compared with 29 at the end of 2019.
Inventory was $2.14 billion, an increase of $135 million from the end of 2019. Days of inventory at the end of the second quarter of 2020 were 166 compared with 144 at the end of 2019. The increase in inventory reflects our desire to maintain high optionality with our operating plan so we can keep our lead times stable and product availability high, particularly during this time when our customers' ability to forecast their demand is limited. It is also higher as we reduce the number of distributors this year and have a closer, more direct relationship with our customers.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first six months of 2020 were $2.57 billion, a decrease of $332 million from the year-ago period primarily due to an increase in cash used for working capital.
Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2024. This credit facility also serves as support for the issuance of commercial paper. As of June 30, 2020, our credit facility was undrawn, and we had no commercial paper outstanding.
Investing activities for the first six months of 2020 provided $2.26 billion compared with $915 million in the year-ago period. Capital expenditures were $291 million compared with $535 million in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments provided cash of $2.55 billion compared with $1.40 billion in the year-ago period.
Financing activities for the first six months of 2020 used $2.98 billion compared with $2.44 billion in the year-ago period. In 2020, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $500 million. In the year-ago period, we received net proceeds of $743 million from the issuance of fixed-rate, long-term debt. Dividends paid were $1.66 billion compared with $1.45 billion in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $2.52 billion to repurchase 23.2 million shares of our common stock compared with $2.02 billion used in the year-ago period to repurchase 19.6 million shares. Employee exercises of stock options provided cash proceeds of $233 million compared with $297 million in the year-ago period.
We had $4.29 billion of cash and cash equivalents and $666 million of short-term investments as of June 30, 2020. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2020	2019	Change
Cash flow from operations (GAAP)	$6,317	$7,154	(12)%
Capital expenditures	(603)	(1,228)
Free cash flow (non-GAAP)	$5,714	$5,926	(4)%

Revenue	$13,689	$15,240

Cash flow from operations as a percentage of revenue (GAAP)	46.1%	46.9%
Free cash flow as a percentage of revenue (non-GAAP)	41.7%	38.9%
This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.
Long-term contractual obligations
Information regarding long-term contractual obligations is in Item 7 of our Form 10-K for the year ended December 31, 2019. Additionally, in the first six months of 2020, we issued $750 million principal amount of 1.375% notes maturing in 2025 and $750 million principal amount of 1.75% notes maturing in 2030. We retired $500 million of maturing debt in April 2020.
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

PART II – OTHER INFORMATION
ITEM 1A. Risk factors
Information concerning our risk factors is contained in Item 1A of our Form 10-Q for the quarter ended March 31, 2020, and is incorporated by reference herein.
ITEM 2. Unregistered sales of equity securities and use of proceeds
The following table contains information regarding our purchases of our common stock during the quarter.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2020 through April 30, 2020	7,463,609		$106.34		7,459,148	$10.66	billion
May 1, 2020 through May 31, 2020	—		—		—	10.66	billion
June 1, 2020 through June 30, 2020	—		—		—	10.66	billion
Total	7,463,609	(b)	$106.34	(b)	7,459,148	$10.66	billion (c)

(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $12.0 billion of additional shares of TI common stock announced September 20, 2018.

(b)In addition to open-market purchases, 4,461 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of June 30, 2020, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018. No expiration date has been specified for this authorization.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed July 16, 2020).
4(a)	Officer's Certificate, dated May 4, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 4, 2020).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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
For a more detailed discussion of these factors, see the Risk factors discussion in Item 1A of our Form 10-Q for the quarter ended March 31, 2020. The forward-looking statements included in this report are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances. If we do update any forward-looking statement, you should not infer that we will make additional updates with respect to that statement or any other forward-looking statement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS INSTRUMENTS INCORPORATED

By:	/s/	Rafael R. Lizardi
Rafael R. Lizardi
Senior Vice President and
Chief Financial Officer
Date: July 22, 2020