Form 10-Q
period 2020-09-30
TEXAS INSTRUMENTS INC
filed 2020-10-21
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
917,942,130
Number of shares of Registrant’s common stock outstanding as of
October 13, 2020

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(Millions of dollars, except share and per-share amounts)	2020	2019	2020	2019
Revenue	$3,817	$3,771	$10,385	$11,033
Cost of revenue (COR)	1,364	1,325	3,762	3,966
Gross profit	2,453	2,446	6,623	7,067
Research and development (R&D)	386	379	1,142	1,158
Selling, general and administrative (SG&A)	407	399	1,225	1,233
Acquisition charges	51	79	151	238
Restructuring charges/other	—	—	24	(36)
Operating profit	1,609	1,589	4,081	4,474
Other income (expense), net (OI&E)	27	34	151	122
Interest and debt expense	49	43	142	125
Income before income taxes	1,587	1,580	4,090	4,471
Provision for income taxes	234	155	183	524
Net income	$1,353	$1,425	$3,907	$3,947

Earnings per common share (EPS):
Basic	$1.47	$1.51	$4.22	$4.19
Diluted	$1.45	$1.49	$4.17	$4.12

Average shares outstanding (millions):
Basic	917	935	921	937
Diluted	929	950	933	953

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,353	$1,425	$3,907	$3,947
Income allocated to RSUs	(6)	(8)	(19)	(25)
Income allocated to common stock for diluted EPS	$1,347	$1,417	$3,888	$3,922

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(Millions of dollars)	2020	2019	2020	2019
Net income	$1,353	$1,425	$3,907	$3,947
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of $3 and ($2); $4 and $1	(7)	5	(8)	—
Recognized within net income, net of tax effect of ($2) and ($3); ($7) and ($10)	7	9	21	30
Prior service credit of defined benefit plans:
Recognized within net income, net of tax effect of $0 and $0; $0 and $0	(1)	—	(1)	—
Other comprehensive income (loss), net of taxes	(1)	14	12	30
Total comprehensive income	$1,352	$1,439	$3,919	$3,977

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	September 30,	December 31,
Consolidated Balance Sheets	2020	2019
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,822	$2,437
Short-term investments	2,696	2,950
Accounts receivable, net of allowances of ($12) and ($8)	1,392	1,074
Raw materials	192	176
Work in process	959	916
Finished goods	921	909
Inventories	2,072	2,001
Prepaid expenses and other current assets	277	299
Total current assets	9,259	8,761
Property, plant and equipment at cost	5,698	5,740
Accumulated depreciation	(2,508)	(2,437)
Property, plant and equipment	3,190	3,303
Long-term investments	47	300
Goodwill	4,362	4,362
Acquisition-related intangibles	189	340
Deferred tax assets	299	197
Capitalized software licenses	133	69
Overfunded retirement plans	227	218
Other long-term assets	501	468
Total assets	$18,207	$18,018

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$550	$500
Accounts payable	411	388
Accrued compensation	656	714
Income taxes payable	44	46
Accrued expenses and other liabilities	524	475
Total current liabilities	2,185	2,123
Long-term debt	6,247	5,303
Underfunded retirement plans	103	93
Deferred tax liabilities	69	78
Other long-term liabilities	1,278	1,514
Total liabilities	9,882	9,111
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares
Participating cumulative preferred – None issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	2,257	2,110
Retained earnings	41,305	39,898
Treasury common stock at cost
Shares: September 30, 2020 – 823,174,578; December 31, 2019 – 808,784,381	(36,643)	(34,495)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(335)	(347)
Total stockholders’ equity	8,325	8,907
Total liabilities and stockholders’ equity	$18,207	$18,018

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(Millions of dollars)	2020	2019
Cash flows from operating activities
Net income	$3,907	$3,947
Adjustments to net income:
Depreciation	553	522
Amortization of acquisition-related intangibles	151	238
Amortization of capitalized software	45	40
Stock compensation	182	176
Gains on sales of assets	(3)	(23)
Deferred taxes	(115)	31
Increase (decrease) from changes in:
Accounts receivable	(318)	(135)
Inventories	(71)	177
Prepaid expenses and other current assets	—	285
Accounts payable and accrued expenses	60	(64)
Accrued compensation	(48)	(115)
Income taxes payable	(316)	(200)
Changes in funded status of retirement plans	16	26
Other	(29)	(10)
Cash flows from operating activities	4,014	4,895

Cash flows from investing activities
Capital expenditures	(437)	(684)
Proceeds from asset sales	3	30
Purchases of short-term investments	(3,435)	(1,374)
Proceeds from short-term investments	3,958	2,004
Other	(15)	25
Cash flows from investing activities	74	1

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,498	1,491
Repayment of debt	(500)	(750)
Dividends paid	(2,489)	(2,167)
Stock repurchases	(2,538)	(2,471)
Proceeds from common stock transactions	356	491
Other	(30)	(35)
Cash flows from financing activities	(3,703)	(3,441)

Net change in cash and cash equivalents	385	1,455
Cash and cash equivalents at beginning of period	2,437	2,438
Cash and cash equivalents at end of period	$2,822	$3,893

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Notes to financial statements
1. Description of business, including segment and geographic area information
We design, make and sell semiconductors to electronics designers and manufacturers all over the world. We have two reportable segments, which are established along major categories of products as follows:
•Analog – consisting of the following product lines: Power and Signal Chain.
•Embedded Processing – consisting of the following product lines: Connected Microcontrollers and Processors.
During the third quarter, we reorganized the product lines within our Analog segment to simplify our business structure into our Power and Signal Chain product lines. These changes had no effect on either our previously reported consolidated financial statements or on our reportable segment results.
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
Segment information

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Analog	$2,865	$2,674	$7,759	$7,726
Embedded Processing	651	724	1,850	2,310
Other	301	373	776	997
Total revenue	$3,817	$3,771	$10,385	$11,033

Operating profit:
Analog	$1,320	$1,231	$3,398	$3,427
Embedded Processing	187	233	494	747
Other (a)	102	125	189	300
Total operating profit	$1,609	$1,589	$4,081	$4,474
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

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
United States	$440	$504	$1,179	$1,468
Asia (a)	2,555	2,263	6,756	6,512
Europe, Middle East and Africa	578	699	1,648	2,151
Japan	140	198	523	607
Rest of world	104	107	279	295
Total revenue	$3,817	$3,771	$10,385	$11,033
(a)Revenue from products shipped into China was $2.2 billion and $1.9 billion in the third quarters of 2020 and 2019, respectively, and $5.7 billion and $5.4 billion in the first nine months of 2020 and 2019, respectively, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.

2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2019. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2020 and 2019, and the Consolidated Balance Sheet as of September 30, 2020, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2019. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended September 30,
	2020			2019
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,353			$1,425
Income allocated to RSUs	(6)			(9)
Income allocated to common stock	$1,347	917	$1.47	$1,416	935	$1.51
Dilutive effect of stock compensation plans		12			15

Diluted EPS:
Net income	$1,353			$1,425
Income allocated to RSUs	(6)			(8)
Income allocated to common stock	$1,347	929	$1.45	$1,417	950	$1.49

	For Nine Months Ended September 30,
	2020			2019
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$3,907			$3,947
Income allocated to RSUs	(19)			(25)
Income allocated to common stock	$3,888	921	$4.22	$3,922	937	$4.19
Dilutive effect of stock compensation plans		12			16

Diluted EPS:
Net income	$3,907			$3,947
Income allocated to RSUs	(19)			(25)
Income allocated to common stock	$3,888	933	$4.17	$3,922	953	$4.12
Potentially dilutive securities representing 3 million and 6 million shares of common stock that were outstanding during the third quarters of 2020 and 2019, respectively, and 4 million and 7 million shares outstanding during the first nine months of 2020 and 2019, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of September 30, 2020. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of September 30, 2020, the carrying value of long-term debt, including the current portion, was $6.80 billion, and the estimated fair value was $7.73 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
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
Provision for income taxes is based on the following:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Taxes calculated using the estimated annual effective tax rate	$231	$257	$561	$715
Discrete tax items	3	(102)	(378)	(191)
Provision for income taxes	$234	$155	$183	$524

Actual effective tax rate	15%	10%	4%	12%
Our provision for income taxes for the first nine months of 2020 includes a $249 million discrete tax benefit in the second quarter for the settlement of a depreciation-related uncertain tax position. Accrued interest of $46 million related to this uncertain tax position was reversed in the second quarter and is included in OI&E.

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
Details of our investments are as follows:

	September 30, 2020			December 31, 2019
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$911	$—	$—	$1,213	$—	$—
Corporate obligations	341	256	—	174	1,216	—
U.S. government agency and Treasury securities	1,047	2,440	—	604	1,734	—
Trading securities:
Mutual funds	—	—	16	—	—	272
Total	2,299	2,696	16	1,991	2,950	272

Other measurement basis:
Equity-method investments	—	—	27	—	—	24
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	523	—	—	446	—	—
Total	$2,822	$2,696	$47	$2,437	$2,950	$300
As of September 30, 2020 and December 31, 2019, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first nine months of 2020 and 2019. All of our debt securities classified as available for sale as of September 30, 2020, have maturities within one year.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $510 million and $220 million for the third quarters of 2020 and 2019, respectively, and $3.71 billion and $2.00 billion for the first nine months of 2020 and 2019, respectively. Gross realized gains and losses from these sales were not material.
During the first nine months of 2020, we entered into total return swaps to economically hedge the variability of certain deferred compensation obligations to employees. As a result, we received proceeds of $253 million from the sale of investments in mutual funds that were previously being utilized to offset this exposure.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of September 30, 2020, and December 31, 2019, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$911	$—	$911	$1,213	$—	$1,213
Corporate obligations	—	597	597	—	1,390	1,390
U.S. government agency and Treasury securities	3,487	—	3,487	2,338	—	2,338
Mutual funds	16	—	16	272	—	272
Total assets	$4,414	$597	$5,011	$3,823	$1,390	$5,213

Liabilities:
Deferred compensation	$314	$—	$314	$298	$—	$298
Total liabilities	$314	$—	$314	$298	$—	$298

5. Goodwill and acquisition-related intangibles
Goodwill was $4.36 billion as of September 30, 2020 and December 31, 2019. There was no impairment of goodwill during the first nine months of 2020 or 2019.
The components of acquisition-related intangibles are as follows:

		September 30, 2020			December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	8 – 10	$1,895	$1,706	$189	$2,000	$1,660	$340
Acquisition charges
Acquisition charges represent the ongoing amortization of intangible assets resulting from the acquisition of National Semiconductor Corporation. These amounts are included in Other for segment reporting purposes, consistent with how management measures the performance of its segments.
Amortization of acquisition-related intangibles was $51 million and $79 million for the third quarters of 2020 and 2019, respectively, and $151 million and $238 million for the first nine months of 2020 and 2019. Fully amortized assets are written off against accumulated amortization.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
6. Postretirement benefit plans
Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2020	2019	2020	2019	2020	2019
Service cost	$5	$4	$1	$1	$9	$7
Interest cost	7	9	3	4	9	11
Expected return on plan assets	(9)	(10)	(2)	(4)	(20)	(20)
Recognized net actuarial loss	1	3	—	—	4	6
Amortization of prior service cost (credit)	—	—	(1)	(1)	—	1
Net periodic benefit costs	4	6	1	—	2	5
Settlement losses	3	3	—	—	1	—
Total, including other postretirement losses	$7	$9	$1	$—	$3	$5

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2020	2019	2020	2019	2020	2019
Service cost	$14	$13	$2	$2	$25	$23
Interest cost	24	28	9	11	28	33
Expected return on plan assets	(27)	(31)	(8)	(11)	(58)	(64)
Recognized net actuarial loss	5	8	—	—	11	21
Amortization of prior service cost (credit)	—	—	(1)	(1)	—	1
Net periodic benefit costs	16	18	2	1	6	14
Settlement losses	10	9	—	—	2	2
Total, including other postretirement losses	$26	$27	$2	$1	$8	$16

7. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of September 30, 2020, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of September 30, 2020, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In the first quarter of 2020, we issued a principal amount of $750 million of fixed-rate, long-term debt due in 2025. We incurred $4 million of issuance costs. The proceeds of the offering were $749 million, net of the original issuance discount, which were used for general corporate purposes and the repayment of maturing debt.
In the second quarter of 2020, we retired $500 million of maturing debt. We also issued a principal amount of $750 million of fixed-rate, long-term debt due in 2030. We incurred $5 million of issuance costs. The proceeds of the offering were $749 million, net of the original issuance discount, which were used for general corporate purposes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	September 30,	December 31,
	2020	2019
Notes due 2020 at 1.75%	$—	$500
Notes due 2021 at 2.75%	550	550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2025 at 1.375%	750	—
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Total debt	6,850	5,850
Net unamortized discounts, premiums and issuance costs	(53)	(47)
Total debt, including net unamortized discounts, premiums and issuance costs	6,797	5,803
Current portion of long-term debt	(550)	(500)
Long-term debt	$6,247	$5,303
Interest and debt expense was $49 million and $43 million for the third quarters of 2020 and 2019, respectively, and $142 million and $125 million for the first nine months of 2020 and 2019, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
8. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2019	$1,741	$2,110	$39,898	$(34,495)	$(347)

2020
Net income	—	—	1,174	—	—
Dividends declared and paid ($0.90 per share)	—	—	(841)	—	—
Common stock issued for stock-based awards	—	(77)	—	223	—
Stock repurchases	—	—	—	(1,730)	—
Stock compensation	—	63	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	19
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2020	1,741	2,096	40,227	(36,002)	(328)

Net income	—	—	1,380	—	—
Dividends declared and paid ($0.90 per share)	—	—	(823)	—	—
Common stock issued for stock-based awards	—	17	—	70	—
Stock repurchases	—	—	—	(793)	—
Stock compensation	—	69	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(6)
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, June 30, 2020	1,741	2,182	40,780	(36,725)	(334)

Net income	—	—	1,353	—	—
Dividends declared and paid ($0.90 per share)	—	—	(825)	—	—
Common stock issued for stock-based awards	—	26	—	97	—
Stock repurchases	—	—	—	(15)	—
Stock compensation	—	50	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(1)
Dividend equivalents on RSUs	—	—	(3)	—	—
Other	—	(1)	—	—	—
Balance, September 30, 2020	$1,741	$2,257	$41,305	$(36,643)	$(335)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2018	$1,741	$1,950	$37,906	$(32,130)	$(473)

2019
Net income	—	—	1,217	—	—
Dividends declared and paid ($0.77 per share)	—	—	(724)	—	—
Common stock issued for stock-based awards	—	(84)	—	235	—
Stock repurchases	—	—	—	(1,185)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	8
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	—	1	—	—
Balance, March 31, 2019	1,741	1,927	38,396	(33,080)	(465)

Net income	—	—	1,305	—	—
Dividends declared and paid ($0.77 per share)	—	—	(722)	—	—
Common stock issued for stock-based awards	—	10	—	136	—
Stock repurchases	—	—	—	(830)	—
Stock compensation	—	67	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	8
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	(1)	(1)	(1)	—
Balance, June 30, 2019	1,741	2,003	38,974	(33,775)	(457)

Net income	—	—	1,425	—	—
Dividends declared and paid ($0.77 per share)	—	—	(721)	—	—
Common stock issued for stock-based awards	—	8	—	186	—
Stock repurchases	—	—	—	(456)	—
Stock compensation	—	48	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	14
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	(1)	—	—	—
Balance, September 30, 2019	$1,741	$2,058	$39,674	$(34,045)	$(443)

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
10. Supplemental financial information
Restructuring charges/other
During the first nine months of 2020, we recognized $24 million of restructuring charges for severance and benefit costs associated with our Embedded Processing business. As of September 30, 2020, $1 million of payments have been made.
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the third quarters and first nine months of 2020 and 2019. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Nine Months Ended		Impact to Related Statement of Income Lines
	September 30,		September 30,
	2020	2019	2020	2019
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$9	$12	$28	$40	Decrease to OI&E
Tax effect	(2)	(3)	(7)	(10)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$7	$9	$21	$30	Decrease to net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$(1)	$—	$(1)	$—	Increase to OI&E
Tax effect	—	—	—	—	Increase to provision for income taxes
Recognized within net income, net of taxes	$(1)	$—	$(1)	$—	Increase to net income
(a)Detailed in Note 6.
Stock compensation
Total shares of 2,160,645 and 8,943,825 were issued from treasury shares during the third quarter and first nine months of 2020, respectively, related to stock compensation.

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

Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. In the following discussion of our results of operations:
•Our segments represent groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels, and how management allocates resources and measures results. During the third quarter, we reorganized the product lines within our Analog segment to simplify our business structure into our Power and Signal Chain product lines. These changes had no impact on our previously reported consolidated financial statements or on our reportable segment results. See Note 1 to the financial statements for more information regarding our segments.
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
Impact of COVID-19
The coronavirus (COVID-19) pandemic and its follow-on effects are impacting and will likely continue to impact business activity across industries worldwide, including TI. Therefore, we remain cautious about how the economy might behave for the next few years.
The impact to our lead times and ability to fulfill orders was minimal in the first nine months of 2020. However, depending on pandemic-related factors like the potential of local manufacturing restrictions on our factories, we could experience constraints in fulfilling customer orders in future periods. The coronavirus pandemic remains dynamic with uncertainty around its duration and broader impact. We are monitoring and assessing the situation and preparing for implications to our business, supply chain and customer demand.
We have long had a business continuity plan in place for unforeseeable situations, like we are experiencing with COVID-19. Additionally, over the past several years, we have invested in building inventory and expanding our global internally owned manufacturing footprint. Investing in these capabilities has given us flexibility, such as the ability to build products across multiple manufacturing sites. These investments have helped to minimize disruptions, but may not be sufficient to eliminate them.
Performance summary
Our third quarter revenue was $3.82 billion, net income was $1.35 billion and earnings per share (EPS) were $1.45.
Revenue increased 18% sequentially with notable strength from the rebound of automotive demand and growing demand from personal electronics. Revenue increased 1% from the same quarter a year ago.
In our core businesses, Analog revenue grew 18% and Embedded Processing grew 19% sequentially. From a year ago, Analog revenue grew 7% and Embedded Processing declined 10%.

Our cash flow from operations of $5.8 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the same period was $5.2 billion and 38% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.
We have returned $6.4 billion to shareholders in the past 12 months through stock repurchases and dividends. Over the same period, our dividends represented 64% of free cash flow, underscoring their sustainability. In September, we announced we would increase our dividend by 13%. Together, our stock repurchases and dividends reflect our continued commitment to return all free cash flow to our shareholders.
Results of operations – third quarter 2020 compared with third quarter 2019
Revenue of $3.82 billion increased $46 million, or 1%, primarily due to higher revenue from Analog, partially offset by lower revenue from Embedded Processing.
Gross profit of $2.45 billion was about even. As a percentage of revenue, gross profit decreased to 64.3% from 64.9%.
Operating expenses (R&D and SG&A) were $793 million compared with $778 million.
Acquisition charges were $51 million compared with $79 million and were non-cash. See Note 5 to the financial statements.
Operating profit was $1.61 billion, or 42.2% of revenue, compared with $1.59 billion, or 42.1% of revenue.
OI&E was $27 million of income compared with $34 million of income, which decreased primarily due to reduced interest income.
Interest and debt expense of $49 million increased $6 million due to the issuance of additional long-term debt.
Our provision for income taxes was $234 million compared with $155 million. This increase was due to lower discrete tax items, partially offset by a lower annual operating tax rate. Our annual operating tax rate, which does not include discrete tax items, is about 14% compared with 16% in 2019. We use “annual operating tax rate” to describe the estimated annual effective tax rate. The 2020 rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
Net income was $1.35 billion compared with $1.43 billion. EPS was $1.45 compared with $1.49.
Third quarter 2020 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q3 2020	Q3 2019	Change
Revenue	$2,865	$2,674	7%
Operating profit	1,320	1,231	7%
Operating profit % of revenue	46.1%	46.0%
Analog revenue increased in both product lines, led by Signal Chain. Operating profit increased due to higher revenue and associated gross profit.
Embedded Processing (includes Connected Microcontrollers and Processors product lines)

	Q3 2020	Q3 2019	Change
Revenue	$651	$724	(10)%
Operating profit	187	233	(20)%
Operating profit % of revenue	28.7%	32.2%
Embedded Processing revenue decreased in both product lines, led by Processors. Operating profit decreased due to lower revenue and associated gross profit.

Other (includes DLP® products, calculators and custom ASIC products)

	Q3 2020	Q3 2019	Change
Revenue	$301	$373	(19)%
Operating profit*	102	125	(18)%
Operating profit % of revenue	33.9%	33.5%
* Includes acquisition charges
Other revenue decreased $72 million, and operating profit decreased $23 million.
Results of operations – first nine months of 2020 compared with first nine months of 2019
Revenue of $10.39 billion decreased $648 million, or 6%, primarily due to lower revenue from Embedded Processing.
Gross profit of $6.62 billion was down $444 million, or 6%, due to lower revenue. As a percentage of revenue, gross profit decreased to 63.8% from 64.1%.
Operating expenses were $2.37 billion compared with $2.39 billion.
Restructuring charges/other was a charge of $24 million due to an Embedded Processing action, compared with a credit of $36 million due to the sale of our manufacturing facility in Greenock, Scotland in 2019.
Acquisition charges were $151 million compared with $238 million and were non-cash. See Note 5 to the financial statements.
Operating profit was $4.08 billion, or 39.3% of revenue, compared with $4.47 billion, or 40.6% of revenue.
OI&E was $151 million of income compared with $122 million of income, which increased primarily due to the reversal of interest accrued on an uncertain tax position, partially offset by lower interest income.
Interest and debt expense of $142 million increased $17 million due to the issuance of additional long-term debt.
Our provision for income taxes was $183 million compared with $524 million. This decrease was due to higher discrete tax benefits, which included a $249 million benefit from the settlement of a depreciation-related uncertain tax position, and, to a lesser extent, a lower annual operating tax rate and lower income before income taxes.
Net income was $3.91 billion compared with $3.95 billion. EPS was $4.17 compared with $4.12.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2020	YTD 2019	Change
Revenue	$7,759	$7,726	—%
Operating profit	3,398	3,427	(1)%
Operating profit % of revenue	43.8%	44.4%
Analog revenue was about even in both product lines. Operating profit was about even.
Embedded Processing

	YTD 2020	YTD 2019	Change
Revenue	$1,850	$2,310	(20)%
Operating profit	494	747	(34)%
Operating profit % of revenue	26.7%	32.3%
Embedded Processing revenue decreased in both product lines, led by Processors. Operating profit decreased due to lower revenue and associated gross profit.

Other

	YTD 2020	YTD 2019	Change
Revenue	$776	$997	(22)%
Operating profit*	189	300	(37)%
Operating profit % of revenue	24.4%	30.1%
* Includes acquisition charges and restructuring charges/other
Other revenue decreased $221 million, and operating profit decreased $111 million.
Financial condition
At the end of the third quarter of 2020, total cash (cash and cash equivalents plus short-term investments) was $5.52 billion, an increase of $131 million from the end of 2019.
Accounts receivable were $1.39 billion, an increase of $318 million compared with the end of 2019. Days sales outstanding at the end of the third quarter of 2020 were 33 compared with 29 at the end of 2019.
Inventory was $2.07 billion, an increase of $71 million from the end of 2019. Days of inventory at the end of the third quarter of 2020 were 137 compared with 144 at the end of 2019. The increase in inventory reflects our desire to maintain high optionality with our operating plan so we can keep our lead times stable and product availability high, particularly during this time when our customers' ability to forecast their demand is limited. It is also higher as we reduce the number of distributors this year and have a closer, direct relationship with our customers.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first nine months of 2020 were $4.01 billion, a decrease of $881 million from the year-ago period primarily due to an increase in cash used for working capital.
Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2024. This credit facility also serves as support for the issuance of commercial paper. As of September 30, 2020, our credit facility was undrawn, and we had no commercial paper outstanding.
Investing activities for the first nine months of 2020 provided $74 million compared with $1 million in the year-ago period. Capital expenditures were $437 million compared with $684 million in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments provided cash of $523 million compared with $630 million in the year-ago period.
Financing activities for the first nine months of 2020 used $3.70 billion compared with $3.44 billion in the year-ago period. In 2020, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $500 million. In the year-ago period, we received net proceeds of $1.49 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $750 million. Dividends paid were $2.49 billion compared with $2.17 billion in the year-ago period, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. We used $2.54 billion to repurchase 23.3 million shares of our common stock compared with $2.47 billion used in the year-ago period to repurchase 23.4 million shares. Employee exercises of stock options provided cash proceeds of $356 million compared with $491 million in the year-ago period.
We had $2.82 billion of cash and cash equivalents and $2.70 billion of short-term investments as of September 30, 2020. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2020	2019	Change
Cash flow from operations (GAAP)	$5,768	$7,040	(18)%
Capital expenditures	(600)	(1,007)
Free cash flow (non-GAAP)	$5,168	$6,033	(14)%

Revenue	$13,735	$14,750

Cash flow from operations as a percentage of revenue (GAAP)	42.0%	47.7%
Free cash flow as a percentage of revenue (non-GAAP)	37.6%	40.9%
This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.
Long-term contractual obligations
Information regarding long-term contractual obligations is in Item 7 of our Form 10-K for the year ended December 31, 2019. Additionally, in the first nine months of 2020, we issued $750 million principal amount of 1.375% notes maturing in 2025 and $750 million principal amount of 1.75% notes maturing in 2030. We retired $500 million of maturing debt in April 2020.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2020 through July 31, 2020	89,262		$129.15		68,088	$10.65	billion
August 1, 2020 through August 31, 2020	40,951		131.33		40,951	10.65	billion
September 1, 2020 through September 30, 2020	877		134.78		877	10.65	billion
Total	131,090	(b)	$129.87	(b)	109,916	$10.65	billion (c)

(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $12.0 billion of additional shares of TI common stock announced September 20, 2018.

(b)In addition to open-market purchases, 21,174 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of September 30, 2020, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018. No expiration date has been specified for this authorization.

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
Date: October 21, 2020