Form 10-Q
period 2021-03-31
TEXAS INSTRUMENTS INC
filed 2021-04-28
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
923,523,523
Number of shares of Registrant’s common stock outstanding as of
April 20, 2021

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended
Consolidated Statements of Income	March 31,
(Millions of dollars, except share and per-share amounts)	2021	2020
Revenue	$4,289	$3,329
Cost of revenue (COR)	1,492	1,241
Gross profit	2,797	2,088
Research and development (R&D)	386	377
Selling, general and administrative (SG&A)	425	417
Acquisition charges	47	50
Operating profit	1,939	1,244
Other income (expense), net (OI&E)	46	25
Interest and debt expense	46	45
Income before income taxes	1,939	1,224
Provision for income taxes	186	50
Net income	$1,753	$1,174

Earnings per common share (EPS):
Basic	$1.89	$1.25
Diluted	$1.87	$1.24

Average shares outstanding (millions):
Basic	922	931
Diluted	935	943

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,753	$1,174
Income allocated to RSUs	(8)	(6)
Income allocated to common stock for diluted EPS	$1,745	$1,168

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(Millions of dollars)	2021	2020
Net income	$1,753	$1,174
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($2) and ($3)	5	9
Recognized within net income, net of tax effect of ($3) and ($2)	8	8
Available-for-sale investments:
Unrealized gains, net of tax effect of $0 and $0	—	2
Other comprehensive income (loss), net of taxes	13	19
Total comprehensive income	$1,766	$1,193

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	March 31,	December 31,
Consolidated Balance Sheets	2021	2020
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,442	$3,107
Short-term investments	4,244	3,461
Accounts receivable, net of allowances of ($9) and ($11)	1,584	1,414
Raw materials	183	180
Work in process	980	964
Finished goods	727	811
Inventories	1,890	1,955
Prepaid expenses and other current assets	245	302
Total current assets	10,405	10,239
Property, plant and equipment at cost	5,967	5,781
Accumulated depreciation	(2,536)	(2,512)
Property, plant and equipment	3,431	3,269
Goodwill	4,362	4,362
Acquisition-related intangibles	105	152
Deferred tax assets	331	343
Capitalized software licenses	113	122
Overfunded retirement plans	235	246
Other long-term assets	657	618
Total assets	$19,639	$19,351

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$550
Accounts payable	567	415
Accrued compensation	388	767
Income taxes payable	278	134
Accrued expenses and other liabilities	467	524
Total current liabilities	1,700	2,390
Long-term debt	6,250	6,248
Underfunded retirement plans	130	131
Deferred tax liabilities	88	90
Other long-term liabilities	1,305	1,305
Total liabilities	9,473	10,164
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares; none issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	2,391	2,333
Retained earnings	42,860	42,051
Treasury common stock at cost
Shares: March 31, 2021 – 817,573,099; December 31, 2020 – 821,461,787	(36,479)	(36,578)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(347)	(360)
Total stockholders’ equity	10,166	9,187
Total liabilities and stockholders’ equity	$19,639	$19,351

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(Millions of dollars)	2021	2020
Cash flows from operating activities
Net income	$1,753	$1,174
Adjustments to net income:
Depreciation	179	186
Amortization of acquisition-related intangibles	47	50
Amortization of capitalized software	15	14
Stock compensation	61	63
Gains on sales of assets	(1)	—
Deferred taxes	8	(34)
Increase (decrease) from changes in:
Accounts receivable	(170)	(242)
Inventories	65	(2)
Prepaid expenses and other current assets	73	(88)
Accounts payable and accrued expenses	69	—
Accrued compensation	(379)	(353)
Income taxes payable	131	147
Changes in funded status of retirement plans	28	27
Other	(29)	(91)
Cash flows from operating activities	1,850	851

Cash flows from investing activities
Capital expenditures	(308)	(161)
Proceeds from asset sales	1	—
Purchases of short-term investments	(2,782)	(646)
Proceeds from short-term investments	2,000	1,638
Other	(20)	(5)
Cash flows from investing activities	(1,109)	826

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	749
Repayment of debt	(550)	—
Dividends paid	(940)	(841)
Stock repurchases	(100)	(1,641)
Proceeds from common stock transactions	196	146
Other	(12)	(9)
Cash flows from financing activities	(1,406)	(1,596)

Net change in cash and cash equivalents	(665)	81
Cash and cash equivalents at beginning of period	3,107	2,437
Cash and cash equivalents at end of period	$2,442	$2,518

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
Segment information

	For Three Months Ended
	March 31,
	2021	2020
Revenue:
Analog	$3,280	$2,460
Embedded Processing	767	653
Other	242	216
Total revenue	$4,289	$3,329

Operating profit:
Analog	$1,646	$1,025
Embedded Processing	287	182
Other (a)	6	37
Total operating profit	$1,939	$1,244
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

	For Three Months Ended
	March 31,
	2021	2020
Revenue:
United States	$393	$390
Asia (a)	2,858	2,027
Europe, Middle East and Africa	682	619
Japan	239	190
Rest of world	117	103
Total revenue	$4,289	$3,329
(a)Revenue from products shipped into China was $2.3 billion and $1.7 billion in the first quarters of 2021 and 2020, respectively, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.

2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2021 and 2020, and the Consolidated Balance Sheet as of March 31, 2021, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2020. The results for the three-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended March 31,
	2021			2020
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,753			$1,174
Income allocated to RSUs	(8)			(6)
Income allocated to common stock	$1,745	922	$1.89	$1,168	931	$1.25
Dilutive effect of stock compensation plans		13			12

Diluted EPS:
Net income	$1,753			$1,174
Income allocated to RSUs	(8)			(6)
Income allocated to common stock	$1,745	935	$1.87	$1,168	943	$1.24
Potentially dilutive securities representing 3 million and 9 million shares of common stock that were outstanding during the first quarters of 2021 and 2020, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of March 31, 2021. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of March 31, 2021, the carrying value of long-term debt, including the current portion, was $6.25 billion, and the estimated fair value was $6.74 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

3. Income taxes
Our estimated annual effective tax rate is about 14%, which does not include discrete tax items. This differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Provision for income taxes is based on the following:

	For Three Months Ended
	March 31,
	2021	2020
Taxes calculated using the estimated annual effective tax rate	$275	$166
Discrete tax items	(89)	(116)
Provision for income taxes	$186	$50

Effective tax rate	10%	4%

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
Details of our investments are as follows:

	March 31, 2021			December 31, 2020
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$1,236	$—	$—	$886	$—	$—
Corporate obligations	253	1,069	—	256	407	—
U.S. government agency and Treasury securities	200	3,175	—	1,340	3,054	—
Mutual funds	—	—	14	—	—	18
Total	1,689	4,244	14	2,482	3,461	18

Other measurement basis:
Equity-method investments	—	—	52	—	—	27
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	753	—	—	625	—	—
Total	$2,442	$4,244	$70	$3,107	$3,461	$49

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
As of March 31, 2021, and December 31, 2020, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first three months of 2021 and 2020.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.00 billion and $1.39 billion for the first quarters of 2021 and 2020, respectively. Gross realized gains and losses from these sales were not material.
The following table presents the aggregate maturities of our available-for-sale debt investments as of March 31, 2021:

Fair Value
One year or less	$4,647
One to two years	50
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of March 31, 2021, and December 31, 2020, we had no Level 3 assets or liabilities.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,236	$—	$1,236	$886	$—	$886
Corporate obligations	—	1,322	1,322	—	663	663
U.S. government agency and Treasury securities	3,325	50	3,375	4,394	—	4,394
Mutual funds	14	—	14	18	—	18
Total assets	$4,575	$1,372	$5,947	$5,298	$663	$5,961

Liabilities:
Deferred compensation	$337	$—	$337	$350	$—	$350
Total liabilities	$337	$—	$337	$350	$—	$350

5. Postretirement benefit plans
Expense related to defined benefit and retiree health care benefit plans is as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended March 31,	2021	2020	2021	2020	2021	2020
Service cost	$5	$4	$1	$1	$9	$8
Interest cost	8	9	3	3	9	9
Expected return on plan assets	(8)	(9)	(3)	(3)	(20)	(18)
Recognized net actuarial loss	4	2	—	—	2	3
Net periodic benefit costs	9	6	1	1	—	2
Settlement losses	4	4	—	—	1	1
Total, including other postretirement losses	$13	$10	$1	$1	$1	$3

6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of March 31, 2021, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of March 31, 2021, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In February 2021, we retired $550 million of maturing debt.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	March 31,	December 31,
	2021	2020
Notes due 2021 at 2.75%	$—	$550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Total debt	6,300	6,850
Net unamortized discounts, premiums and issuance costs	(50)	(52)
Total debt, including net unamortized discounts, premiums and issuance costs	6,250	6,798
Current portion of long-term debt	—	(550)
Long-term debt	$6,250	$6,248
Interest and debt expense was $46 million and $45 million for the first quarters of 2021 and 2020, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2020	$1,741	$2,333	$42,051	$(36,578)	$(360)

2021
Net income	—	—	1,753	—	—
Dividends declared and paid ($1.02 per share)	—	—	(940)	—	—
Common stock issued for stock-based awards	—	(3)	—	199	—
Stock repurchases	—	—	—	(100)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	13
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2021	$1,741	$2,391	$42,860	$(36,479)	$(347)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2019	$1,741	$2,110	$39,898	$(34,495)	$(347)

2020
Net income	—	—	1,174	—	—
Dividends declared and paid ($0.90 per share)	—	—	(841)	—	—
Common stock issued for stock-based awards	—	(77)	—	223	—
Stock repurchases	—	—	—	(1,730)	—
Stock compensation	—	63	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	19
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2020	$1,741	$2,096	$40,227	$(36,002)	$(328)

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
9. Supplemental financial information
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the first quarters of 2021 and 2020. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		Impact to Related Statement of Income Lines
	March 31,
	2021	2020
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$11	$10	Decrease to OI&E
Tax effect	(3)	(2)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$8	$8	Decrease to net income
(a)Detailed in Note 5.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Stock compensation
Total shares of 4,465,552 were issued from treasury shares during the first quarter of 2021 related to stock compensation.

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
The coronavirus (COVID-19) pandemic and its follow-on effects are impacting and will likely continue to impact business activity across industries worldwide, including TI. Therefore, we remain cautious about how the economy might behave for the next few years and continue to monitor potential impact on our operations.
Performance summary
Our first quarter revenue was $4.29 billion, net income was $1.75 billion and earnings per share (EPS) were $1.87.
Revenue increased 5% sequentially. In addition, revenue increased 29% from the same quarter a year ago due to strong demand in industrial, automotive and personal electronics.
In our core businesses, Analog revenue grew 5% and Embedded Processing grew 7% sequentially. From a year ago, Analog revenue grew 33% and Embedded Processing grew 17%.
Our cash flow from operations of $7.1 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the same period was $6.3 billion and 41% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.
We returned $4.5 billion to shareholders in the past 12 months through dividends and stock repurchases. Over the same period, our dividend represented 56% of free cash flow, underscoring its sustainability.
Results of operations – first quarter 2021 compared with first quarter 2020
Revenue of $4.29 billion increased $960 million, or 29%, due to higher revenue from Analog and, to a lesser extent, Embedded Processing.
Gross profit of $2.80 billion was up $709 million, or 34%, due to higher revenue. As a percentage of revenue, gross profit increased to 65.2% from 62.7%.
Operating expenses (R&D and SG&A) were $811 million compared with $794 million.
Acquisition charges were $47 million compared with $50 million and were non-cash.
Operating profit was $1.94 billion, or 45.2% of revenue, compared with $1.24 billion, or 37.4% of revenue.
OI&E was $46 million of income compared with $25 million of income.
Our provision for income taxes was $186 million compared with $50 million, which increased primarily due to higher income before income taxes. Our annual operating tax rate, which does not include discrete tax items, was 14% in both periods. We use “annual operating tax rate” to describe the estimated annual effective tax rate. The 2021 rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
Net income was $1.75 billion compared with $1.17 billion. EPS was $1.87 compared with $1.24.

First quarter 2021 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q1 2021	Q1 2020	Change
Revenue	$3,280	$2,460	33%
Operating profit	1,646	1,025	61%
Operating profit % of revenue	50.2%	41.7%
Analog revenue increased in both product lines about equally. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q1 2021	Q1 2020	Change
Revenue	$767	$653	17%
Operating profit	287	182	58%
Operating profit % of revenue	37.4%	27.9%
Embedded Processing revenue increased. Operating profit increased primarily due to higher revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q1 2021	Q1 2020	Change
Revenue	$242	$216	12%
Operating profit*	6	37	(84)%
Operating profit % of revenue	2.5%	17.1%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $26 million. Operating profit decreased $31 million due to about $50 million of utility costs related to the February winter storm in Texas.
Financial condition
At the end of the first quarter of 2021, total cash (cash and cash equivalents plus short-term investments) was $6.69 billion, an increase of $118 million from the end of 2020.
Accounts receivable were $1.58 billion, an increase of $170 million compared with the end of 2020. Days sales outstanding at the end of the first quarter of 2021 were 33 compared with 31 at the end of 2020.
Inventory was $1.89 billion, a decrease of $65 million from the end of 2020. Days of inventory at the end of the first quarter of 2021 were 114 compared with 123 at the end of 2020.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first three months of 2021 were $1.85 billion, an increase of $999 million from the year-ago period due to higher net income and lower cash used for working capital.
Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2024. This credit facility also serves as support for the issuance of commercial paper. As of March 31, 2021, our credit facility was undrawn, and we had no commercial paper outstanding.

Investing activities for the first three months of 2021 used $1.11 billion compared with providing cash of $826 million in the year-ago period. Capital expenditures were $308 million compared with $161 million in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments used cash of $782 million compared with providing cash of $992 million in the year-ago period.
Financing activities for the first three months of 2021 used $1.41 billion compared with $1.60 billion in the year-ago period. In 2021, we retired maturing debt of $550 million. In the year-ago period, we received net proceeds of $749 million from the issuance of fixed-rate, long-term debt. Dividends paid were $940 million compared with $841 million in the year-ago period, reflecting an increase in the dividend rate. We used $100 million to repurchase 0.6 million shares of our common stock compared with $1.64 billion used in the year-ago period to repurchase 14.9 million shares. Employee exercises of stock options provided cash proceeds of $196 million compared with $146 million in the year-ago period.
We had $2.44 billion of cash and cash equivalents and $4.24 billion of short-term investments as of March 31, 2021. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2021	2020	Change
Cash flow from operations (GAAP)	$7,138	$6,393	12%
Capital expenditures	(796)	(757)
Free cash flow (non-GAAP)	$6,342	$5,636	13%

Revenue	$15,421	$14,118

Cash flow from operations as a percentage of revenue (GAAP)	46.3%	45.3%
Free cash flow as a percentage of revenue (non-GAAP)	41.1%	39.9%
This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.
Long-term contractual obligations
Information regarding long-term contractual obligations is in Item 7 of our Form 10-K for the year ended December 31, 2020. Additionally, we retired $550 million of maturing debt during the first quarter of 2021.

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

PART II – OTHER INFORMATION
ITEM 1A. Risk factors
Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2020, and is incorporated by reference herein.
ITEM 2. Unregistered sales of equity securities and use of proceeds
The following table contains information regarding our purchases of our common stock during the quarter.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2021 through January 31, 2021	—		$—		—	$10.63	billion
February 1, 2021 through February 28, 2021	584,953		170.20		304,186	10.58	billion
March 1, 2021 through March 31, 2021	272,678		172.35		272,678	10.53	billion
Total	857,631	(b)	$170.88	(b)	576,864	$10.53	billion (c)

(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $12.0 billion of additional shares of TI common stock announced September 20, 2018.

(b)In addition to open-market purchases, 280,767 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of March 31, 2021, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018. No expiration date has been specified for this authorization.

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
Date: April 28, 2021