Form 10-Q
period 2021-06-30
TEXAS INSTRUMENTS INC
filed 2021-07-22
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
923,209,971
Number of shares of Registrant’s common stock outstanding as of
July 14, 2021

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(Millions of dollars, except share and per-share amounts)	2021	2020	2021	2020
Revenue	$4,580	$3,239	$8,869	$6,568
Cost of revenue (COR)	1,503	1,157	2,995	2,398
Gross profit	3,077	2,082	5,874	4,170
Research and development (R&D)	391	379	777	756
Selling, general and administrative (SG&A)	425	401	850	818
Acquisition charges	48	50	95	100
Restructuring charges/other	—	24	—	24
Operating profit	2,213	1,228	4,152	2,472
Other income (expense), net (OI&E)	73	99	119	124
Interest and debt expense	44	48	90	93
Income before income taxes	2,242	1,279	4,181	2,503
Provision for income taxes	311	(101)	497	(51)
Net income	$1,931	$1,380	$3,684	$2,554

Earnings per common share (EPS):
Basic	$2.08	$1.50	$3.98	$2.75
Diluted	$2.05	$1.48	$3.92	$2.72

Average shares outstanding (millions):
Basic	923	916	923	923
Diluted	937	927	936	935

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,931	$1,380	$3,684	$2,554
Income allocated to RSUs	(7)	(7)	(15)	(13)
Income allocated to common stock for diluted EPS	$1,924	$1,373	$3,669	$2,541

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(Millions of dollars)	2021	2020	2021	2020
Net income	$1,931	$1,380	$3,684	$2,554
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($5) and $4; ($7) and $1	16	(10)	21	(1)
Recognized within net income, net of tax effect of ($2) and ($3); ($5) and ($5)	8	6	16	14
Available-for-sale investments:
Unrealized losses, net of tax effect of $0 and $0; $0 and $0	—	(2)	—	—
Other comprehensive income (loss), net of taxes	24	(6)	37	13
Total comprehensive income	$1,955	$1,374	$3,721	$2,567

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	June 30,	December 31,
Consolidated Balance Sheets	2021	2020
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,649	$3,107
Short-term investments	3,741	3,461
Accounts receivable, net of allowances of ($9) and ($11)	1,591	1,414
Raw materials	201	180
Work in process	996	964
Finished goods	659	811
Inventories	1,856	1,955
Prepaid expenses and other current assets	340	302
Total current assets	11,177	10,239
Property, plant and equipment at cost	6,235	5,781
Accumulated depreciation	(2,557)	(2,512)
Property, plant and equipment	3,678	3,269
Goodwill	4,362	4,362
Acquisition-related intangibles	57	152
Deferred tax assets	326	343
Capitalized software licenses	99	122
Overfunded retirement plans	254	246
Other long-term assets	650	618
Total assets	$20,603	$19,351

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$499	$550
Accounts payable	587	415
Accrued compensation	531	767
Income taxes payable	107	134
Accrued expenses and other liabilities	477	524
Total current liabilities	2,201	2,390
Long-term debt	5,752	6,248
Underfunded retirement plans	131	131
Deferred tax liabilities	87	90
Other long-term liabilities	1,279	1,305
Total liabilities	9,450	10,164
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares; none issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	2,485	2,333
Retained earnings	43,846	42,051
Treasury common stock at cost
Shares: June 30, 2021 – 817,729,258; December 31, 2020 – 821,461,787	(36,596)	(36,578)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(323)	(360)
Total stockholders’ equity	11,153	9,187
Total liabilities and stockholders’ equity	$20,603	$19,351

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(Millions of dollars)	2021	2020
Cash flows from operating activities
Net income	$3,684	$2,554
Adjustments to net income:
Depreciation	363	370
Amortization of acquisition-related intangibles	95	100
Amortization of capitalized software	30	29
Stock compensation	130	132
Gains on sales of assets	(4)	(1)
Deferred taxes	7	(64)
Increase (decrease) from changes in:
Accounts receivable	(177)	(102)
Inventories	105	(135)
Prepaid expenses and other current assets	23	(25)
Accounts payable and accrued expenses	52	73
Accrued compensation	(238)	(205)
Income taxes payable	(44)	(108)
Changes in funded status of retirement plans	35	17
Other	(90)	(64)
Cash flows from operating activities	3,971	2,571

Cash flows from investing activities
Capital expenditures	(694)	(291)
Proceeds from asset sales	4	1
Purchases of short-term investments	(4,734)	(895)
Proceeds from short-term investments	4,455	3,448
Other	(13)	—
Cash flows from investing activities	(982)	2,263

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,498
Repayment of debt	(550)	(500)
Dividends paid	(1,882)	(1,664)
Stock repurchases	(246)	(2,523)
Proceeds from common stock transactions	250	233
Other	(19)	(21)
Cash flows from financing activities	(2,447)	(2,977)

Net change in cash and cash equivalents	542	1,857
Cash and cash equivalents at beginning of period	3,107	2,437
Cash and cash equivalents at end of period	$3,649	$4,294

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
Segment information

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Analog	$3,464	$2,434	$6,744	$4,894
Embedded Processing	780	546	1,547	1,199
Other	336	259	578	475
Total revenue	$4,580	$3,239	$8,869	$6,568

Operating profit:
Analog	$1,778	$1,053	$3,424	$2,078
Embedded Processing	312	125	599	307
Other (a)	123	50	129	87
Total operating profit	$2,213	$1,228	$4,152	$2,472
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

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
United States	$529	$349	$922	$739
Asia (a)	2,993	2,174	5,851	4,201
Europe, Middle East and Africa	696	451	1,378	1,070
Japan	235	193	474	383
Rest of world	127	72	244	175
Total revenue	$4,580	$3,239	$8,869	$6,568
(a)Revenue from products shipped into China was $2.5 billion and $1.8 billion in the second quarters of 2021 and 2020, respectively, and $4.8 billion and $3.5 billion in the first six months of 2021 and 2020, respectively, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.

2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2021 and 2020, and the Consolidated Balance Sheet as of June 30, 2021, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2020. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended June 30,
	2021			2020
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,931			$1,380
Income allocated to RSUs	(7)			(7)
Income allocated to common stock	$1,924	923	$2.08	$1,373	916	$1.50
Dilutive effect of stock compensation plans		14			11

Diluted EPS:
Net income	$1,931			$1,380
Income allocated to RSUs	(7)			(7)
Income allocated to common stock	$1,924	937	$2.05	$1,373	927	$1.48

	For Six Months Ended June 30,
	2021			2020
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$3,684			$2,554
Income allocated to RSUs	(15)			(13)
Income allocated to common stock	$3,669	923	$3.98	$2,541	923	$2.75
Dilutive effect of stock compensation plans		13			12

Diluted EPS:
Net income	$3,684			$2,554
Income allocated to RSUs	(15)			(13)
Income allocated to common stock	$3,669	936	$3.92	$2,541	935	$2.72
Potentially dilutive securities representing 2 million and 9 million shares of common stock that were outstanding during the second quarters of 2021 and 2020, respectively, and 3 million and 9 million shares outstanding during the first six months of 2021 and 2020, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of June 30, 2021. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of June 30, 2021, the carrying value of long-term debt, including the current portion, was $6.25 billion, and the estimated fair value was $6.97 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

3. Income taxes
Our estimated annual effective tax rate is about 14%, which does not include discrete tax items. This differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
Provision for income taxes is based on the following:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Taxes calculated using the estimated annual effective tax rate	$322	$164	$597	$330
Discrete tax items	(11)	(265)	(100)	(381)
Provision for income taxes	$311	$(101)	$497	$(51)

Effective tax rate	14%	(8)%	12%	(2)%
Our provision for income taxes for the second quarter and first six months of 2020 included a $249 million discrete tax benefit for the settlement of a depreciation-related uncertain tax position. Accrued interest of $46 million related to this uncertain tax position was reversed and included in OI&E.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	June 30, 2021			December 31, 2020
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$2,039	$—	$—	$886	$—	$—
Corporate obligations	460	979	—	256	407	—
U.S. government agency and Treasury securities	350	2,762	—	1,340	3,054	—
Mutual funds	—	—	15	—	—	18
Total	2,849	3,741	15	2,482	3,461	18

Other measurement basis:
Equity-method investments	—	—	52	—	—	27
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	800	—	—	625	—	—
Total	$3,649	$3,741	$71	$3,107	$3,461	$49
As of June 30, 2021, and December 31, 2020, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first six months of 2021 and 2020.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.46 billion and $1.81 billion for the second quarters of 2021 and 2020, respectively, and $4.46 billion and $3.20 billion for the first six months of 2021 and 2020, respectively. Gross realized gains and losses from these sales were not material.
The following table presents the aggregate maturities of our available-for-sale debt investments as of June 30, 2021:

Fair Value
One year or less	$4,451
One to two years	100
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of June 30, 2021, and December 31, 2020, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,039	$—	$2,039	$886	$—	$886
Corporate obligations	—	1,439	1,439	—	663	663
U.S. government agency and Treasury securities	2,711	401	3,112	4,394	—	4,394
Mutual funds	15	—	15	18	—	18
Total assets	$4,765	$1,840	$6,605	$5,298	$663	$5,961

Liabilities:
Deferred compensation	$361	$—	$361	$350	$—	$350
Total liabilities	$361	$—	$361	$350	$—	$350

5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30,	2021	2020	2021	2020	2021	2020
Service cost	$6	$5	$1	$—	$9	$8
Interest cost	7	8	2	3	10	10
Expected return on plan assets	(9)	(9)	(3)	(3)	(21)	(20)
Recognized net actuarial loss	4	2	—	—	2	4
Net periodic benefit costs	8	6	—	—	—	2
Settlement losses	4	3	—	—	—	—
Total, including other postretirement losses	$12	$9	$—	$—	$—	$2

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30,	2021	2020	2021	2020	2021	2020
Service cost	$11	$9	$2	$1	$18	$16
Interest cost	15	17	5	6	19	19
Expected return on plan assets	(17)	(18)	(6)	(6)	(41)	(38)
Recognized net actuarial loss	8	4	—	—	4	7
Net periodic benefit costs	17	12	1	1	—	4
Settlement losses	8	7	—	—	1	1
Total, including other postretirement losses	$25	$19	$1	$1	$1	$5

6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of June 30, 2021, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of June 30, 2021, our credit facility was undrawn, and we had no commercial paper outstanding.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt
In February 2021, we retired $550 million of maturing debt.
Long-term debt outstanding is as follows:

	June 30,	December 31,
	2021	2020
Notes due 2021 at 2.75%	$—	$550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Total debt	6,300	6,850
Net unamortized discounts, premiums and issuance costs	(49)	(52)
Total debt, including net unamortized discounts, premiums and issuance costs	6,251	6,798
Current portion of long-term debt	(499)	(550)
Long-term debt	$5,752	$6,248
Interest and debt expense was $44 million and $48 million for the second quarters of 2021 and 2020, respectively, and $90 million and $93 million for the first six months of 2021 and 2020, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2020	$1,741	$2,333	$42,051	$(36,578)	$(360)

2021
Net income	—	—	1,753	—	—
Dividends declared and paid ($1.02 per share)	—	—	(940)	—	—
Common stock issued for stock-based awards	—	(3)	—	199	—
Stock repurchases	—	—	—	(100)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	13
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2021	1,741	2,391	42,860	(36,479)	(347)

Net income	—	—	1,931	—	—
Dividends declared and paid ($1.02 per share)	—	—	(942)	—	—
Common stock issued for stock-based awards	—	25	—	29	—
Stock repurchases	—	—	—	(146)	—
Stock compensation	—	69	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	24
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	—	1	—	—
Balance, June 30, 2021	$1,741	$2,485	$43,846	$(36,596)	$(323)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2019	$1,741	$2,110	$39,898	$(34,495)	$(347)

2020
Net income	—	—	1,174	—	—
Dividends declared and paid ($0.90 per share)	—	—	(841)	—	—
Common stock issued for stock-based awards	—	(77)	—	223	—
Stock repurchases	—	—	—	(1,730)	—
Stock compensation	—	63	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	19
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2020	1,741	2,096	40,227	(36,002)	(328)

Net income	—	—	1,380	—	—
Dividends declared and paid ($0.90 per share)	—	—	(823)	—	—
Common stock issued for stock-based awards	—	17	—	70	—
Stock repurchases	—	—	—	(793)	—
Stock compensation	—	69	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(6)
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, June 30, 2020	$1,741	$2,182	$40,780	$(36,725)	$(334)

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
9. Supplemental financial information
Property, plant and equipment at cost
On June 30, 2021, we announced that we signed an agreement to acquire Micron Technology’s 300-millimeter semiconductor factory in Lehi, Utah, for cash consideration of $900 million. We plan to complete the transaction by the end of 2021.
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the second quarters and first six months of 2021 and 2020. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Six Months Ended		Impact to Related Statement of Income Lines
	June 30,		June 30,
	2021	2020	2021	2020
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$10	$9	$21	$19	Decrease to OI&E
Tax effect	(2)	(3)	(5)	(5)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$8	$6	$16	$14	Decrease to net income
(a)Detailed in Note 5.
Stock compensation
Total shares of 633,845 and 5,099,397 were issued from treasury shares during the second quarter and first six months of 2021, respectively, related to stock compensation.

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
The coronavirus (COVID-19) pandemic and its effects are impacting and will likely continue to impact market conditions and business operations across industries worldwide, including at TI. Therefore, we remain cautious about how the economy might behave for the next few years and continue to monitor potential impact on our operations.
Performance summary
Our second quarter revenue was $4.58 billion, net income was $1.93 billion and earnings per share (EPS) were $2.05.
Revenue increased 7% sequentially and increased 41% from the same quarter a year ago due to strong demand in industrial, automotive and personal electronics.
In our core businesses, Analog revenue grew 6% and Embedded Processing grew 2% sequentially. From a year ago, Analog revenue grew 42% and Embedded Processing grew 43%.
Our cash flow from operations of $7.5 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the same period was $6.5 billion and 39% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter Analog production.
We returned $3.9 billion to shareholders in the past 12 months through dividends and stock repurchases. Over the same period, our dividend represented 56% of free cash flow, underscoring its sustainability.
Results of operations – second quarter 2021 compared with second quarter 2020
Revenue of $4.58 billion increased $1.34 billion, or 41%, due to higher revenue from Analog and, to a lesser extent, Embedded Processing.
Gross profit of $3.08 billion was up $995 million, or 48%, due to higher revenue. As a percentage of revenue, gross profit increased to 67.2% from 64.3%.
Operating expenses (R&D and SG&A) were $816 million compared with $780 million.
Acquisition charges were $48 million compared with $50 million and were non-cash.
Operating profit was $2.21 billion, or 48.3% of revenue, compared with $1.23 billion, or 37.9% of revenue.
OI&E was $73 million of income compared with $99 million of income.
Our provision for income taxes was an expense of $311 million compared with a benefit of $101 million. This change was due to lower discrete tax benefits compared to the year-ago quarter, which included a $249 million benefit from the settlement of a depreciation-related uncertain tax position, as well as higher income before income taxes in the current period. Our annual operating tax rate, which does not include discrete tax items, is 14% compared with 13% in 2020. We use “annual operating tax rate” to describe the estimated annual effective tax rate, which differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
Net income was $1.93 billion compared with $1.38 billion. EPS was $2.05 compared with $1.48.

Second quarter 2021 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q2 2021	Q2 2020	Change
Revenue	$3,464	$2,434	42%
Operating profit	1,778	1,053	69%
Operating profit % of revenue	51.3%	43.3%
Analog revenue increased in both product lines about equally. Operating profit increased due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q2 2021	Q2 2020	Change
Revenue	$780	$546	43%
Operating profit	312	125	150%
Operating profit % of revenue	40.0%	22.9%
Embedded Processing revenue increased. Operating profit increased primarily due to higher revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q2 2021	Q2 2020	Change
Revenue	$336	$259	30%
Operating profit*	123	50	146%
Operating profit % of revenue	36.6%	19.3%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $77 million, and operating profit increased $73 million.
Results of operations – first six months of 2021 compared with first six months of 2020
Revenue of $8.87 billion increased $2.30 billion, or 35%, due to higher revenue from Analog and, to a lesser extent, Embedded Processing.
Gross profit of $5.87 billion was up $1.70 billion, or 41%, due to higher revenue. As a percentage of revenue, gross profit increased to 66.2% from 63.5%.
Operating expenses were $1.63 billion compared with $1.57 billion.
Acquisition charges were $95 million compared with $100 million and were non-cash.
Operating profit was $4.15 billion, or 46.8% of revenue, compared with $2.47 billion, or 37.6% of revenue.
OI&E was $119 million of income compared with $124 million of income.
Our provision for income taxes was an expense of $497 million compared with a benefit of $51 million. This change was due to higher income before income taxes and lower discrete tax benefits compared to the year-ago period, which included a $249 million benefit from the settlement of a depreciation-related uncertain tax position.
Net income was $3.68 billion compared with $2.55 billion. EPS was $3.92 compared with $2.72.

Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2021	YTD 2020	Change
Revenue	$6,744	$4,894	38%
Operating profit	3,424	2,078	65%
Operating profit % of revenue	50.8%	42.5%
Analog revenue increased in both product lines about equally. Operating profit increased due to higher revenue and associated gross profit.
Embedded Processing

	YTD 2021	YTD 2020	Change
Revenue	$1,547	$1,199	29%
Operating profit	599	307	95%
Operating profit % of revenue	38.7%	25.6%
Embedded Processing revenue increased. Operating profit increased primarily due to higher revenue and associated gross profit.
Other

	YTD 2021	YTD 2020	Change
Revenue	$578	$475	22%
Operating profit*	129	87	48%
Operating profit % of revenue	22.3%	18.3%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $103 million, and operating profit increased $42 million.
Financial condition
At the end of the second quarter of 2021, total cash (cash and cash equivalents plus short-term investments) was $7.39 billion, an increase of $822 million from the end of 2020.
Accounts receivable were $1.59 billion, an increase of $177 million compared with the end of 2020. Days sales outstanding were 31 for both the second quarter of 2021 and at the end of 2020.
Inventory was $1.86 billion, a decrease of $99 million from the end of 2020. Days of inventory for the second quarter of 2021 were 111 compared with 123 at the end of 2020.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first six months of 2021 were $3.97 billion, an increase of $1.40 billion from the year-ago period due to higher net income and lower cash used for working capital.
Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2024. This credit facility also serves as support for the issuance of commercial paper. As of June 30, 2021, our credit facility was undrawn, and we had no commercial paper outstanding.

Investing activities for the first six months of 2021 used $982 million compared with providing cash of $2.26 billion in the year-ago period. Capital expenditures were $694 million compared with $291 million in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments used cash of $279 million compared with providing cash of $2.55 billion in the year-ago period.
Financing activities for the first six months of 2021 used $2.45 billion compared with $2.98 billion in the year-ago period. In 2021, we retired maturing debt of $550 million. In the year-ago period, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $500 million. Dividends paid were $1.88 billion compared with $1.66 billion in the year-ago period, reflecting an increase in the dividend rate. We used $246 million to repurchase 1.4 million shares of our common stock compared with $2.52 billion used in the year-ago period to repurchase 23.2 million shares. Employee exercises of stock options provided cash proceeds of $250 million compared with $233 million in the year-ago period.
We had $3.65 billion of cash and cash equivalents and $3.74 billion of short-term investments as of June 30, 2021. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
On June 30, 2021, we announced that we signed an agreement to acquire Micron Technology’s 300-millimeter semiconductor factory in Lehi, Utah, for cash consideration of $900 million. We plan to complete the transaction by the end of 2021.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2021	2020	Change
Cash flow from operations (GAAP)	$7,539	$6,317	19%
Capital expenditures	(1,052)	(603)
Free cash flow (non-GAAP)	$6,487	$5,714	14%

Revenue	$16,762	$13,689

Cash flow from operations as a percentage of revenue (GAAP)	45.0%	46.1%
Free cash flow as a percentage of revenue (non-GAAP)	38.7%	41.7%
This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.
Long-term contractual obligations
Information regarding long-term contractual obligations is in Item 7 of our Form 10-K for the year ended December 31, 2020. Additionally, in the first six months of 2021, we retired $550 million of maturing debt.

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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2021 through April 30, 2021	—		$—		—	$10.53	billion
May 1, 2021 through May 31, 2021	447,358		182.35		444,924	10.45	billion
June 1, 2021 through June 30, 2021	345,080		187.75		345,080	10.39	billion
Total	792,438	(b)	$184.70	(b)	790,004	$10.39	billion (c)

(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $12.0 billion of additional shares of TI common stock announced September 20, 2018.

(b)In addition to open-market purchases, 2,434 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of June 30, 2021, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018. No expiration date has been specified for this authorization.
ITEM 5. Other information
Section 13(r) of the Securities Exchange Act of 1934 disclosure

During the period covered by this report and as permitted by General License 1B from the U.S. Office of Foreign Assets Control, we engaged with the Russian Federal Security Service (FSB) solely to permit the import, distribution and use of certain of our catalog semiconductor products in Russia. No gross revenue or net profit is directly attributable to these engagements with the FSB, and we intend to continue them to the extent permitted by law.

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
Date: July 22, 2021