Form 10-Q
period 2021-09-30
TEXAS INSTRUMENTS INC
filed 2021-10-27
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
923,526,047
Number of shares of Registrant’s common stock outstanding as of
October 19, 2021

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(Millions of dollars, except share and per-share amounts)	2021	2020	2021	2020
Revenue	$4,643	$3,817	$13,512	$10,385
Cost of revenue (COR)	1,491	1,364	4,486	3,762
Gross profit	3,152	2,453	9,026	6,623
Research and development (R&D)	388	386	1,165	1,142
Selling, general and administrative (SG&A)	412	407	1,262	1,225
Acquisition charges	47	51	142	151
Restructuring charges/other	—	—	—	24
Operating profit	2,305	1,609	6,457	4,081
Other income (expense), net (OI&E)	15	27	134	151
Interest and debt expense	45	49	135	142
Income before income taxes	2,275	1,587	6,456	4,090
Provision for income taxes	328	234	825	183
Net income	$1,947	$1,353	$5,631	$3,907

Earnings per common share (EPS):
Basic	$2.10	$1.47	$6.08	$4.22
Diluted	$2.07	$1.45	$5.99	$4.17

Average shares outstanding (millions):
Basic	923	917	923	921
Diluted	936	929	936	933

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,947	$1,353	$5,631	$3,907
Income allocated to RSUs	(9)	(6)	(24)	(19)
Income allocated to common stock for diluted EPS	$1,938	$1,347	$5,607	$3,888

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(Millions of dollars)	2021	2020	2021	2020
Net income	$1,947	$1,353	$5,631	$3,907
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($1) and $3; ($8) and $4	3	(7)	24	(8)
Recognized within net income, net of tax effect of ($2) and ($2); ($7) and ($7)	8	7	24	21
Prior service credit of defined benefit plans:
Recognized within net income, net of tax effect of $0 and $0; $0 and $0	(1)	(1)	(1)	(1)
Other comprehensive income (loss), net of taxes	10	(1)	47	12
Total comprehensive income	$1,957	$1,352	$5,678	$3,919

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	September 30,	December 31,
Consolidated Balance Sheets	2021	2020
(Millions of dollars, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$5,663	$3,107
Short-term investments	4,119	3,461
Accounts receivable, net of allowances of ($9) and ($11)	1,653	1,414
Raw materials	224	180
Work in process	1,034	964
Finished goods	605	811
Inventories	1,863	1,955
Prepaid expenses and other current assets	287	302
Total current assets	13,585	10,239
Property, plant and equipment at cost	6,661	5,781
Accumulated depreciation	(2,640)	(2,512)
Property, plant and equipment	4,021	3,269
Goodwill	4,362	4,362
Acquisition-related intangibles	9	152
Deferred tax assets	309	343
Capitalized software licenses	88	122
Overfunded retirement plans	252	246
Other long-term assets	647	618
Total assets	$23,273	$19,351

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$500	$550
Accounts payable	596	415
Accrued compensation	665	767
Income taxes payable	101	134
Accrued expenses and other liabilities	551	524
Total current liabilities	2,413	2,390
Long-term debt	7,239	6,248
Underfunded retirement plans	129	131
Deferred tax liabilities	86	90
Other long-term liabilities	1,255	1,305
Total liabilities	11,122	10,164
Stockholders’ equity:
Preferred stock, $25 par value. Authorized – 10,000,000 shares; none issued	—	—
Common stock, $1 par value. Authorized – 2,400,000,000 shares
Shares issued – 1,740,815,939	1,741	1,741
Paid-in capital	2,563	2,333
Retained earnings	44,847	42,051
Treasury common stock at cost
Shares: September 30, 2021 – 817,400,928; December 31, 2020 – 821,461,787	(36,687)	(36,578)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(313)	(360)
Total stockholders’ equity	12,151	9,187
Total liabilities and stockholders’ equity	$23,273	$19,351

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(Millions of dollars)	2021	2020
Cash flows from operating activities
Net income	$5,631	$3,907
Adjustments to net income:
Depreciation	555	553
Amortization of acquisition-related intangibles	142	151
Amortization of capitalized software	44	45
Stock compensation	180	182
Gains on sales of assets	(7)	(3)
Deferred taxes	19	(115)
Increase (decrease) from changes in:
Accounts receivable	(239)	(318)
Inventories	92	(71)
Prepaid expenses and other current assets	99	—
Accounts payable and accrued expenses	87	60
Accrued compensation	(103)	(48)
Income taxes payable	(54)	(316)
Changes in funded status of retirement plans	48	16
Other	(95)	(29)
Cash flows from operating activities	6,399	4,014

Cash flows from investing activities
Capital expenditures	(1,180)	(437)
Proceeds from asset sales	7	3
Purchases of short-term investments	(6,427)	(3,435)
Proceeds from short-term investments	5,770	3,958
Other	(36)	(15)
Cash flows from investing activities	(1,866)	74

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,495	1,498
Repayment of debt	(550)	(500)
Dividends paid	(2,824)	(2,489)
Stock repurchases	(385)	(2,538)
Proceeds from common stock transactions	325	356
Other	(38)	(30)
Cash flows from financing activities	(1,977)	(3,703)

Net change in cash and cash equivalents	2,556	385
Cash and cash equivalents at beginning of period	3,107	2,437
Cash and cash equivalents at end of period	$5,663	$2,822

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
Segment information

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Analog	$3,548	$2,865	$10,292	$7,759
Embedded Processing	738	651	2,285	1,850
Other	357	301	935	776
Total revenue	$4,643	$3,817	$13,512	$10,385

Operating profit:
Analog	$1,871	$1,320	$5,295	$3,398
Embedded Processing	282	187	881	494
Other (a)	152	102	281	189
Total operating profit	$2,305	$1,609	$6,457	$4,081
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

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
United States	$515	$440	$1,437	$1,179
Asia (a)	3,082	2,555	8,933	6,756
Europe, Middle East and Africa	683	578	2,061	1,648
Japan	242	140	716	523
Rest of world	121	104	365	279
Total revenue	$4,643	$3,817	$13,512	$10,385
(a)Revenue from products shipped into China was $2.5 billion and $2.2 billion in the third quarters of 2021 and 2020, respectively, and $7.3 billion and $5.7 billion in the first nine months of 2021 and 2020, respectively, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.

2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2021 and 2020, and the Consolidated Balance Sheet as of September 30, 2021, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2020. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows (shares in millions):

	For Three Months Ended September 30,
	2021			2020
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,947			$1,353
Income allocated to RSUs	(9)			(6)
Income allocated to common stock	$1,938	923	$2.10	$1,347	917	$1.47
Dilutive effect of stock compensation plans		13			12

Diluted EPS:
Net income	$1,947			$1,353
Income allocated to RSUs	(9)			(6)
Income allocated to common stock	$1,938	936	$2.07	$1,347	929	$1.45

	For Nine Months Ended September 30,
	2021			2020
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$5,631			$3,907
Income allocated to RSUs	(23)			(19)
Income allocated to common stock	$5,608	923	$6.08	$3,888	921	$4.22
Dilutive effect of stock compensation plans		13			12

Diluted EPS:
Net income	$5,631			$3,907
Income allocated to RSUs	(24)			(19)
Income allocated to common stock	$5,607	936	$5.99	$3,888	933	$4.17
Potentially dilutive securities representing 2 million and 3 million shares of common stock that were outstanding during the third quarters of 2021 and 2020, respectively, and 3 million and 4 million shares outstanding during the first nine months of 2021 and 2020, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of September 30, 2021. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of September 30, 2021, the carrying value of long-term debt, including the current portion, was $7.74 billion, and the estimated fair value was $8.43 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

3. Income taxes
Our estimated annual effective tax rate is about 14%, which does not include discrete tax items. This differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
Provision for income taxes is based on the following:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Taxes calculated using the estimated annual effective tax rate	$337	$231	$934	$561
Discrete tax items	(9)	3	(109)	(378)
Provision for income taxes	$328	$234	$825	$183

Effective tax rate	14%	15%	13%	4%
Our provision for income taxes for the first nine months of 2020 included a $249 million discrete tax benefit for the settlement of a depreciation-related uncertain tax position. Accrued interest of $46 million related to this uncertain tax position was reversed and included in OI&E.

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	September 30, 2021			December 31, 2020
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$2,132	$—	$—	$886	$—	$—
Corporate obligations	1,136	1,109	—	256	257	—
U.S. government and agency securities	1,140	2,587	—	1,340	3,054	—
Non-U.S. government and agency securities	385	423	—	—	150	—
Mutual funds	—	—	15	—	—	18
Total	4,793	4,119	15	2,482	3,461	18

Other measurement basis:
Equity-method investments	—	—	54	—	—	27
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	870	—	—	625	—	—
Total	$5,663	$4,119	$73	$3,107	$3,461	$49
As of September 30, 2021, and December 31, 2020, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first nine months of 2021 and 2020. All of our debt securities classified as available for sale as of September 30, 2021, have maturities within one year.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $1.32 billion and $510 million for the third quarters of 2021 and 2020, respectively, and $5.77 billion and $3.71 billion for the first nine months of 2021 and 2020, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of September 30, 2021, and December 31, 2020, we had no Level 3 assets or liabilities.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,132	$—	$2,132	$886	$—	$886
Corporate obligations	—	2,245	2,245	—	513	513
U.S. government and agency securities	3,326	401	3,727	4,394	—	4,394
Non-U.S. government and agency securities	—	808	808	—	150	150
Mutual funds	15	—	15	18	—	18
Total assets	$5,473	$3,454	$8,927	$5,298	$663	$5,961

Liabilities:
Deferred compensation	$367	$—	$367	$350	$—	$350
Total liabilities	$367	$—	$367	$350	$—	$350

5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2021	2020	2021	2020	2021	2020
Service cost	$5	$5	$—	$1	$9	$9
Interest cost	8	7	3	3	9	9
Expected return on plan assets	(8)	(9)	(2)	(2)	(20)	(20)
Recognized net actuarial loss	3	1	—	—	2	4
Amortization of prior service cost (credit)	—	—	(1)	(1)	—	—
Net periodic benefit costs	8	4	—	1	—	2
Settlement losses	4	3	—	—	1	1
Total, including other postretirement losses	$12	$7	$—	$1	$1	$3

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2021	2020	2021	2020	2021	2020
Service cost	$16	$14	$2	$2	$27	$25
Interest cost	23	24	8	9	28	28
Expected return on plan assets	(25)	(27)	(8)	(8)	(61)	(58)
Recognized net actuarial loss	11	5	—	—	6	11
Amortization of prior service cost (credit)	—	—	(1)	(1)	—	—
Net periodic benefit costs	25	16	1	2	—	6
Settlement losses	12	10	—	—	2	2
Total, including other postretirement losses	$37	$26	$1	$2	$2	$8

6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of September 30, 2021, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable London Interbank Offered Rate (LIBOR). As of September 30, 2021, our credit facility was undrawn, and we had no commercial paper outstanding.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt
In September 2021, we issued three series of senior unsecured notes for an aggregate principal amount of $1.50 billion, consisting of:

•$500 million of 1.125% notes due in 2026;
•$500 million of 1.90% notes due in 2031; and
•$500 million of 2.70% notes due in 2051.

We incurred $10 million of issuance costs. The proceeds of the offering were $1.50 billion, net of the original issuance discounts, which will be used for general corporate purposes.
In February 2021, we retired $550 million of maturing debt.
Long-term debt outstanding is as follows:

	September 30,	December 31,
	2021	2020
Notes due 2021 at 2.75%	$—	$550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	—
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	—
Total debt	7,800	6,850
Net unamortized discounts, premiums and issuance costs	(61)	(52)
Total debt, including net unamortized discounts, premiums and issuance costs	7,739	6,798
Current portion of long-term debt	(500)	(550)
Long-term debt	$7,239	$6,248
Interest and debt expense was $45 million and $49 million for the third quarters of 2021 and 2020, respectively, and $135 million and $142 million for the first nine months of 2021 and 2020, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2020	$1,741	$2,333	$42,051	$(36,578)	$(360)

2021
Net income	—	—	1,753	—	—
Dividends declared and paid ($1.02 per share)	—	—	(940)	—	—
Common stock issued for stock-based awards	—	(3)	—	199	—
Stock repurchases	—	—	—	(100)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	13
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2021	1,741	2,391	42,860	(36,479)	(347)

Net income	—	—	1,931	—	—
Dividends declared and paid ($1.02 per share)	—	—	(942)	—	—
Common stock issued for stock-based awards	—	25	—	29	—
Stock repurchases	—	—	—	(146)	—
Stock compensation	—	69	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	24
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	—	1	—	—
Balance, June 30, 2021	1,741	2,485	43,846	(36,596)	(323)

Net income	—	—	1,947	—	—
Dividends declared and paid ($1.02 per share)	—	—	(942)	—	—
Common stock issued for stock-based awards	—	27	—	48	—
Stock repurchases	—	—	—	(139)	—
Stock compensation	—	50	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	10
Dividend equivalents on RSUs	—	—	(3)	—	—
Other	—	1	(1)	—	—
Balance, September 30, 2021	$1,741	$2,563	$44,847	$(36,687)	$(313)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2019	$1,741	$2,110	$39,898	$(34,495)	$(347)

2020
Net income	—	—	1,174	—	—
Dividends declared and paid ($0.90 per share)	—	—	(841)	—	—
Common stock issued for stock-based awards	—	(77)	—	223	—
Stock repurchases	—	—	—	(1,730)	—
Stock compensation	—	63	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	19
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2020	1,741	2,096	40,227	(36,002)	(328)

Net income	—	—	1,380	—	—
Dividends declared and paid ($0.90 per share)	—	—	(823)	—	—
Common stock issued for stock-based awards	—	17	—	70	—
Stock repurchases	—	—	—	(793)	—
Stock compensation	—	69	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(6)
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, June 30, 2020	1,741	2,182	40,780	(36,725)	(334)

Net income	—	—	1,353	—	—
Dividends declared and paid ($0.90 per share)	—	—	(825)	—	—
Common stock issued for stock-based awards	—	26	—	97	—
Stock repurchases	—	—	—	(15)	—
Stock compensation	—	50	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(1)
Dividend equivalents on RSUs	—	—	(3)	—	—
Other	—	(1)	—	—	—
Balance, September 30, 2020	$1,741	$2,257	$41,305	$(36,643)	$(335)

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
9. Supplemental financial information
Property, plant and equipment at cost
In October 2021, we completed our acquisition of Micron Technology’s 300-millimeter semiconductor factory in Lehi, Utah, for cash consideration of about $900 million.
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the third quarters and first nine months of 2021 and 2020. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Nine Months Ended		Impact to Related Statement of Income Lines
	September 30,		September 30,
	2021	2020	2021	2020
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$10	$9	$31	$28	Decrease to OI&E
Tax effect	(2)	(2)	(7)	(7)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$8	$7	$24	$21	Decrease to net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$(1)	$(1)	$(1)	$(1)	Increase to OI&E
Tax effect	—	—	—	—	Increase to provision for income taxes
Recognized within net income, net of taxes	$(1)	$(1)	$(1)	$(1)	Increase to net income
(a)Detailed in Note 5.
Stock compensation
Total shares of 1,064,600 and 6,163,997 were issued from treasury shares during the third quarter and first nine months of 2021, respectively, related to stock compensation.

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
Performance summary
Our third quarter revenue was $4.64 billion, net income was $1.95 billion and earnings per share (EPS) were $2.07.
Revenue increased 22% from the same quarter a year ago due to strong demand in industrial, automotive and personal electronics. Analog revenue grew 24% and Embedded Processing grew 13% from the same quarter a year ago.
Our cash flow from operations of $8.5 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the same period was $7.1 billion and 41% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter production.
We returned $4.2 billion to shareholders in the past 12 months through dividends and stock repurchases. Over the same period, our dividend represented 53% of free cash flow, underscoring its sustainability. In September, we announced we would increase our dividend by 13%.
Results of operations – third quarter 2021 compared with third quarter 2020
Revenue of $4.64 billion increased $826 million, or 22%, due to higher revenue from Analog and, to a lesser extent, Embedded Processing.
Gross profit of $3.15 billion was up $699 million, or 28%, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 67.9% from 64.3%.
Operating expenses (R&D and SG&A) were $800 million compared with $793 million.
Acquisition charges were $47 million compared with $51 million and were non-cash.
Operating profit was $2.31 billion, or 49.6% of revenue, compared with $1.61 billion, or 42.2% of revenue.
OI&E was $15 million of income compared with $27 million of income.
Our provision for income taxes was $328 million compared with $234 million. This increase was due to higher income before income taxes. Our annual operating tax rate, which does not include discrete tax items, was 14% in both periods. We use “annual operating tax rate” to describe the estimated annual effective tax rate, which differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
Net income was $1.95 billion compared with $1.35 billion. EPS was $2.07 compared with $1.45.

Third quarter 2021 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q3 2021	Q3 2020	Change
Revenue	$3,548	$2,865	24%
Operating profit	1,871	1,320	42%
Operating profit % of revenue	52.7%	46.1%
Analog revenue increased in both product lines, led by Signal Chain. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q3 2021	Q3 2020	Change
Revenue	$738	$651	13%
Operating profit	282	187	51%
Operating profit % of revenue	38.2%	28.7%
Embedded Processing revenue increased. Operating profit increased primarily due to higher revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q3 2021	Q3 2020	Change
Revenue	$357	$301	19%
Operating profit*	152	102	49%
Operating profit % of revenue	42.6%	33.9%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $56 million, and operating profit increased $50 million.
Results of operations – first nine months of 2021 compared with first nine months of 2020
Revenue of $13.51 billion increased $3.13 billion, or 30%, due to higher revenue from Analog and, to a lesser extent, Embedded Processing.
Gross profit of $9.03 billion was up $2.40 billion, or 36%, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 66.8% from 63.8%.
Operating expenses were $2.43 billion compared with $2.37 billion.
Acquisition charges were $142 million compared with $151 million and were non-cash.
Operating profit was $6.46 billion, or 47.8% of revenue, compared with $4.08 billion, or 39.3% of revenue.
OI&E was $134 million of income compared with $151 million of income.
Our provision for income taxes was $825 million compared with $183 million. This increase was due to higher income before income taxes and lower discrete tax benefits compared to the year-ago period, which included a $249 million benefit from the settlement of a depreciation-related uncertain tax position.
Net income was $5.63 billion compared with $3.91 billion. EPS was $5.99 compared with $4.17.

Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2021	YTD 2020	Change
Revenue	$10,292	$7,759	33%
Operating profit	5,295	3,398	56%
Operating profit % of revenue	51.4%	43.8%
Analog revenue increased in both product lines, led by Signal Chain. Operating profit increased due to higher revenue and associated gross profit.
Embedded Processing

	YTD 2021	YTD 2020	Change
Revenue	$2,285	$1,850	24%
Operating profit	881	494	78%
Operating profit % of revenue	38.6%	26.7%
Embedded Processing revenue increased. Operating profit increased primarily due to higher revenue and associated gross profit.
Other

	YTD 2021	YTD 2020	Change
Revenue	$935	$776	20%
Operating profit*	281	189	49%
Operating profit % of revenue	30.1%	24.4%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $159 million, and operating profit increased $92 million.
Financial condition
At the end of the third quarter of 2021, total cash (cash and cash equivalents plus short-term investments) was $9.78 billion, an increase of $3.21 billion from the end of 2020.
Accounts receivable were $1.65 billion, an increase of $239 million compared with the end of 2020. Days sales outstanding for the third quarter of 2021 were 32 compared with 31 at the end of 2020.
Inventory was $1.86 billion, a decrease of $92 million from the end of 2020. Days of inventory for the third quarter of 2021 were 112 compared with 123 at the end of 2020.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and a variable-rate, revolving credit facility. Cash flows from operating activities for the first nine months of 2021 were $6.40 billion, an increase of $2.39 billion from the year-ago period due to higher net income and lower cash used for working capital.
Our revolving credit facility is with a consortium of investment-grade banks and allows us to borrow up to $2 billion until March 2024. This credit facility also serves as support for the issuance of commercial paper. As of September 30, 2021, our credit facility was undrawn, and we had no commercial paper outstanding.

Investing activities for the first nine months of 2021 used $1.87 billion compared with providing cash of $74 million in the year-ago period. Capital expenditures were $1.18 billion compared with $437 million in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. We expect our capital expenditures to continue to increase in future periods. Short-term investments used cash of $657 million compared with providing cash of $523 million in the year-ago period.
Financing activities for the first nine months of 2021 used $1.98 billion compared with $3.70 billion in the year-ago period. In 2021, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $550 million. In the year-ago period, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $500 million. Dividends paid were $2.82 billion compared with $2.49 billion in the year-ago period, reflecting an increase in the dividend rate. We used $385 million to repurchase 2.1 million shares of our common stock compared with $2.54 billion used in the year-ago period to repurchase 23.3 million shares. Employee exercises of stock options provided cash proceeds of $325 million compared with $356 million in the year-ago period.
We had $5.66 billion of cash and cash equivalents and $4.12 billion of short-term investments as of September 30, 2021. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
In October 2021, we completed our acquisition of Micron Technology’s 300-millimeter semiconductor factory in Lehi, Utah, for cash consideration of about $900 million.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2021	2020	Change
Cash flow from operations (GAAP)	$8,524	$5,768	48%
Capital expenditures	(1,392)	(600)
Free cash flow (non-GAAP)	$7,132	$5,168	38%

Revenue	$17,588	$13,735

Cash flow from operations as a percentage of revenue (GAAP)	48.5%	42.0%
Free cash flow as a percentage of revenue (non-GAAP)	40.6%	37.6%
This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.
Long-term contractual obligations
Information regarding long-term contractual obligations is in Item 7 of our Form 10-K for the year ended December 31, 2020. Additionally, in September 2021, we issued $500 million principal amount of 1.125% notes maturing in 2026, $500 million principal amount of 1.90% notes maturing in 2031 and $500 million principal amount of 2.70% notes maturing in 2051. We retired $550 million of maturing debt in February 2021.

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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2021 through July 31, 2021	264,068		$187.33		245,473	$10.34	billion
August 1, 2021 through August 31, 2021	378,737		188.82		378,737	10.27	billion
September 1, 2021 through September 30, 2021	112,060		189.21		112,060	10.25	billion
Total	754,865	(b)	$188.36	(b)	736,270	$10.25	billion (c)

(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $12.0 billion of additional shares of TI common stock announced September 20, 2018.

(b)In addition to open-market purchases, 18,595 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of September 30, 2021, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018. No expiration date has been specified for this authorization.
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
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed July 16, 2020).
4(a)	Officers’ Certificate, dated September 15, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed September 15, 2021).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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
Date: October 27, 2021