Form 10-K
period 2021-12-31
TEXAS INSTRUMENTS INC
filed 2022-02-04
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $177,340,424,753 as of June 30, 2021.
923,547,062 (Number of shares of common stock outstanding as of January 25, 2022)
Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2022 annual meeting of stockholders.

PART I
ITEM 1. Business
We design and make semiconductors that we sell to electronics designers and manufacturers all over the world. Our operations began in 1930, and we are incorporated in Delaware. With headquarters in Dallas, Texas, we have design, manufacturing or sales operations in more than 30 countries. Our two reportable segments are Analog and Embedded Processing, and we report the results of our remaining business activities in Other. In 2021, we generated $18.34 billion of revenue.
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
For many years, we have run our business with three overarching ambitions in mind. First, we will act like owners who will own the company for decades. Second, we will adapt and succeed in a world that is ever changing. And third, we will be a company that we are personally proud to be a part of and that we would want as our neighbor. Our ambitions are foundational to ensuring that we operate in a sustainable, socially thoughtful and environmentally responsible manner. When we are successful in achieving these ambitions, our employees, customers, communities and shareholders all win.
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
The second element of our strategy to maximize free cash flow per share growth is disciplined allocation of capital. This spans how we select R&D projects, develop new capabilities like TI.com, invest in new manufacturing capacity or how we think about acquisitions and returning cash to our owners. Over a 10-year period from 2012 to 2021, we allocated $79 billion, which reinforces the importance of discipline in capital allocation. The largest allocation over this period was to drive organic growth, which includes investments in R&D, sales and marketing, capital expenditures and working capital for inventory. In this period we allocated just over $8 billion to capital expenditures, and in the years ahead this amount will increase, as we expect it to be the largest driver of long-term free cash flow growth. Beyond that, we also allocated capital to dividends and share repurchases. Dividends are designed to appeal to a broad set of investors, and share repurchases are made with the goal of the accretive capture of future free cash flow for long-term investors. Lastly, for inorganic growth, we allocate to acquisitions that meet our financial and strategic objectives.
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
Analog
Our Analog segment generated $14.05 billion of revenue in 2021. Analog semiconductors change real-world signals, such as sound, temperature, pressure or images, by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as embedded processors. Analog semiconductors are also used to manage power in all electronic equipment by converting, distributing, storing, discharging, isolating and measuring electrical energy, whether the equipment is plugged into a wall or using a battery. As the digitization of electronics continues, there is a growing need and opportunity for analog chips to provide the power to run devices and the critical interfaces with human beings, the real world and other electronic devices. Our Analog products are used in many markets, particularly industrial, automotive and personal electronics.
Sales of our Analog products generated about 77% of our revenue in 2021.
Our Analog segment includes the following major product lines: Power and Signal Chain.
Power
Power includes products that help customers manage power in electronic systems. Our broad portfolio is designed to manage power requirements across different voltage levels, including battery-management solutions, DC/DC switching regulators, AC/DC and isolated controllers and converters, power switches, linear regulators, voltage references and lighting products.
Signal Chain
Signal Chain includes products that sense, condition and measure real-world signals to allow information to be transferred or converted for further processing and control. Our Signal Chain products include amplifiers, data converters, interface products, motor drives, clocks, logic and sensing products.
Embedded Processing
Our Embedded Processing segment generated $3.05 billion of revenue in 2021. Embedded Processing products are the digital “brains” of many types of electronic equipment. They are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. Our devices vary from simple, low-cost microcontrollers used in applications such as electric toothbrushes to highly specialized, complex devices such as motor control. Our Embedded Processing products are used in many markets, particularly industrial and automotive.
An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to reuse software from one product generation to the next.

Sales of Embedded Processing products generated about 17% of our revenue in 2021.
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
Other
We report the results of our remaining business activities in Other, which includes operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments. Other generated $1.25 billion of revenue in 2021 and includes revenue from DLP® products (primarily used to project high-definition images), calculators and certain custom semiconductors known as application-specific integrated circuits (ASICs).
In Other, we also include items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include acquisition, integration and restructuring charges, as well as certain corporate-level items, such as litigation expenses, environmental costs and gains and losses from other activities, including asset dispositions.

Markets for our products
The table below lists the major markets for our products in 2021 and the estimated percentage of our 2021 revenue that the market represented. The chart also lists, in declining order of our revenue, the sectors within each market.

Market	Sector
Industrial	Factory automation & control
(41% of TI revenue)	Building automation
Grid infrastructure
Medical
Aerospace & defense
Test & measurement
Appliances
Pro audio, video & signage
Motor drives
Power delivery
Retail automation & payment
Industrial transport
Lighting
Automotive	Infotainment & cluster
(21% of TI revenue)	Advanced driver assistance systems (ADAS)
Passive safety
Hybrid, electric & powertrain systems
Body electronics & lighting
Personal electronics	Mobile phones
(24% of TI revenue)	Portable electronics
PC & notebooks
Connected peripherals & printers
Home theater & entertainment
TV
Tablets
Wearables (non-medical)
Data storage
Gaming
Communications equipment	Wireless infrastructure
(6% of TI revenue)	Wired networking
Broadband fixed line access
Datacom module
Enterprise systems	Data center & enterprise computing
(6% of TI revenue)	Enterprise projectors
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
Market cycle
The “semiconductor cycle” refers to the ebb and flow of supply and demand and the building and depleting of inventories. The semiconductor market historically has been characterized by periods of tight supply caused by strengthening demand and/or insufficient manufacturing capacity, followed by periods of surplus inventory caused by weakening demand and/or excess manufacturing capacity. These are typically referred to as upturns and downturns in the semiconductor cycle. Semiconductor cycles are affected by the significant time and money required to build and maintain semiconductor manufacturing facilities.
Seasonality
Our revenue is subject to some seasonal variation. Historically, our sequential revenue growth rate tends to be weaker in the first and fourth quarters when compared with the second and third quarters.
Customers, sales and distribution
We sell our products to over 100,000 customers. Our customer base is diverse, with more than 40% of our revenue derived from customers outside our largest 100.
We market and sell our products through direct sales channels, including our website and broad sales and applications team, and, to a lesser extent, through distributors. Over the past several years, we have been investing in new capabilities to build closer direct customer relationships. For example, in 2021 about two-thirds of our revenue was direct, and transactions on TI.com grew to about 10% of our revenue, as customers valued the convenience of purchasing online. Closer direct relationships with our customers help to strengthen our reach of market channel advantage and give us access to more customers and more of their design projects, leading to opportunities to sell more of our products into each design. Additionally, broader and deeper access gives us better insight and knowledge of customer needs.
Our investments in new and improved capabilities to directly support our customers include website and e-commerce enhancements as well as inventory consignment programs and order fulfillment services. We expanded the reach of our TI.com e-commerce channel by offering a localized online experience in many countries, with convenience features such as immediate availability, local currency, payment methods, invoicing and importer of record. In addition to doing business directly with TI, we offer customers the option of using a single worldwide distributor and a few region-specific distributors for order fulfillment.
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
We invest in manufacturing technologies and do most of our manufacturing in-house. This strategic decision to make manufacturing and technology a core competitive advantage provides us with tangible benefits of lower manufacturing costs and greater control of our supply chain. We have focused on creating a competitive manufacturing structural cost advantage by investing in our advanced 300-millimeter capacity. An unpackaged chip built on a 300-millimeter wafer costs about 40% less than an unpackaged chip built on a 200-millimeter wafer.

We continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning. Progress and investments include:
•continuing construction of RFAB2 (Richardson, Texas), our next 300-millimeter wafer fabrication facility, to begin production in the second half of 2022;
•purchasing a 300-millimeter wafer fabrication facility in Lehi, Utah, to support analog and embedded processing manufacturing, which is expected to begin production in early 2023; and
•planning construction on our next two 300-millimeter wafer fabrication facilities in Sherman, Texas, to begin in 2022. This North Texas site has the potential for up to four fabrication facilities to meet demand over time, as semiconductor growth in electronics, particularly in industrial and automotive markets, is expected to continue well into the future. Production is expected to begin in 2025.
Together, these investments are designed to strengthen our manufacturing and technology competitive advantage, provide us with lower costs and greater control of our supply chain, and support growth over the next 10 to 15 years.
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
We expect to continue to maintain sufficient internal manufacturing capacity to meet the majority of our production needs and to obtain manufacturing equipment to support new technology developments and revenue growth. To supplement our manufacturing capacity and maximize our responsiveness to customer demand, we selectively use the capacity of outside suppliers, commonly known as foundries, and subcontractors. In 2021, we sourced about 20% of our total wafers from external foundries and about 40% of our assembly/test services from subcontractors.
Inventory
Our objectives for inventory are to maintain high levels of customer service, maintain stable and competitive lead times, minimize inventory obsolescence and improve manufacturing asset utilization. To meet these objectives and to allow greater flexibility in periods of high demand, our strategy is to build ahead of demand our broad-based products that are used across a diverse set of applications and customers and have low risk of obsolescence. Inventory levels will vary based on market conditions and seasonality.
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

Information about our executive officers
The following is an alphabetical list of the names and ages of the executive officers of the company and the positions or offices with the company held by each person named:

Name	Age	Position
Ahmad S. Bahai	59	Senior Vice President
Kyle M. Flessner	51	Senior Vice President
Mark S. Gary	47	Senior Vice President
Haviv Ilan	53	Director, Executive Vice President and Chief Operating Officer
Hagop H. Kozanian	39	Senior Vice President
Rafael R. Lizardi	49	Senior Vice President and Chief Financial Officer
Mark T. Roberts	46	Senior Vice President
Amichai Ron	44	Senior Vice President
Richard K. Templeton	63	Director, Chairman of the Board, President and Chief Executive Officer
Cynthia Hoff Trochu	58	Senior Vice President, Secretary and General Counsel
Darla H. Whitaker	56	Senior Vice President
Christine A. Witzsche	37	Senior Vice President
The term of office of these officers is from the date of their election until their successor shall have been elected and qualified. All have been employees of the company for more than five years. Messrs. Templeton, Ilan and Lizardi and Mses. Trochu and Whitaker have served as executive officers of the company for more than five years. Messrs. Bahai, Flessner and Kozanian became executive officers of the company in 2018. Mr. Ron became an executive officer in 2019. Mr. Gary became an executive officer in 2020. Mr. Roberts and Ms. Witzsche became executive officers in 2021.
Human capital management
At December 31, 2021, we had about 31,000 employees worldwide. Of those, about 87% were in Sales, R&D or manufacturing. Our objective for human capital management is to recruit, develop and retain the best talent possible. As a technology and manufacturing company, our success is grounded in having strong engineering talent and a reliable factory workforce. We have a promote-from-within culture and offer training and rotation programs that provide the opportunity to quickly gain experience in different areas. In 2021, our turnover rate was 9.7%.
It is important that our employees represent a mix of experiences and backgrounds in order to make our company stronger, more innovative and more inclusive. Inclusion is one of our core values, and we have programs in place to promote diversity and inclusion. We encourage you to review our Corporate Citizenship Report for more information. Nothing in the Corporate Citizenship Report shall be deemed incorporated by reference into this report.
Available information
Our internet address is www.ti.com. Information on our website is not part of this report. We make available free of charge through our Investor Relations website our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. Also available through the TI Investor Relations website are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports.
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
The global spread of the coronavirus (COVID-19) has created significant uncertainty and economic disruption, both near-term and potentially long-term. We have modified, and might further modify, our business practices in response to the COVID-19 pandemic, related third-party responses, including from government authorities and our suppliers, customers and distributors, and the economic and social ramifications of the disease and societal responses across the markets in which TI operates. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions. We have experienced, and continue to experience, short- or long-term constrained supply or volatility in customer demand, which could materially and adversely affect our business and financial results.
Our global operations subject us to risks associated with domestic or international political, social, economic or other conditions.
We have facilities in more than 30 countries. About 90% of our revenue comes from shipments to locations outside the United States; shipments of products to China-based customers represent about 25% of our revenue. Certain countries where we operate have experienced, and other countries may experience, trade tension that affects global trade and macroeconomic conditions through the enactment of tariffs, import or export restrictions, trade embargoes and sanctions, restrictions on cross-border investment and other trade barriers. Trade tensions impact our ability to deliver products and product support into China, cause Chinese customers to seek alternate suppliers and could otherwise adversely affect our operations and financial results.
We are exposed to political, social and economic conditions, security risks, terrorism or other hostile acts, health conditions and epidemics, labor conditions, climate change risks and possible disruptions in transportation, communications and information technology networks of the various countries in which we operate. In addition, our global operations expose us to periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business. The remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

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
Our ability to match inventory and production with the product mix needed to fill orders may affect our ability to meet a quarter’s revenue forecast. Due to strong demand, our manufacturing lead times for some products are longer than normal, and lead times might continue to extend. We manufacture products with the intent to provide high levels of customer service. Our manufacturing forecasts are based on multiple assumptions, and if inaccurate, could cause us to hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.
Our operating results and our reputation could be adversely affected by cybersecurity events, breaches, disruptions or other incidents relating to our information technology systems.
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
From time to time, we undertake strategic, business and organizational changes, including acquisitions, divestitures and restructuring actions, to support or carry out our objectives. For example, the purchase of our 300-millimeter semiconductor factory in Lehi, Utah in 2021. If we do not successfully implement these changes, our business plans and operating results could be adversely affected. We may not achieve or sustain the expected growth, cost savings or other benefits of strategic, business and organizational changes, and charges associated with these actions could differ materially in amount and timing from our expectations.
Our results of operations could be affected by natural events in the locations in which we operate.
We have manufacturing, data and design facilities and other operations in locations subject to natural occurrences such as severe weather, geological events or epidemics that could disrupt operations. Climate change might exacerbate these occurrences or cause natural disasters to occur with greater frequency. A natural disaster that results in a prolonged disruption, particularly where we have principal manufacturing and design operations, as listed in the Properties section in Item 2, may adversely affect our results and financial condition.
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
We rely on third parties to supply us with goods and services in a cost-effective and timely manner. Our access to needed goods and services may be adversely affected by potential disputes with suppliers or disruptions in our own or suppliers’ operations as a result of, for example: quality excursions; uncertainty regarding the stability of global credit and financial markets; domestic or international political, social, economic and other conditions; natural events or epidemics in the locations in which our suppliers operate; or limited or delayed access to and high costs of key materials, natural resources, services and utilities. Additionally, a breach or other incident relating to our suppliers’ information technology systems could result in a release of confidential or proprietary information. If our suppliers are unable to access credit markets and other sources of needed liquidity, we may be unable to obtain needed supplies, collect accounts receivable or access needed technology.
In particular, our manufacturing processes and critical manufacturing equipment, and those of our suppliers, require that certain key materials, natural resources, services and utilities be available. Suppliers of these items have and might continue to extend lead times, limit supply or increase prices due to factors beyond our control. Limited or delayed access to and high costs of key materials, natural resources, services and utilities could adversely affect our results of operations. Our products contain materials that are subject to conflict minerals reporting requirements. Our relationships with customers and suppliers may be adversely affected if we are unable to describe our products as conflict-free. Additionally, our costs may increase if one or more of our customers demand that we change the sourcing of materials we cannot identify as conflict-free.
Our inability to timely implement new manufacturing technologies or install manufacturing equipment could adversely affect our results of operations. We have made and will continue to make significant investments in manufacturing capacity, and we might not realize our expected return on those investments. We subcontract a portion of our wafer fabrication and assembly and testing of our products, and we depend on third parties to provide advanced logic manufacturing process technology development. We do not have long-term contracts with all of these suppliers, and the number of alternate suppliers is limited. Reliance on these suppliers involves risks, including possible shortages of capacity in periods of high demand, suppliers’ inability to develop and deliver advanced logic manufacturing process technology in a timely, cost-effective, and appropriate manner, the possibility of suppliers’ imposition of increased costs on us and the unauthorized disclosure or use of our intellectual property.

Our results of operations and our reputation could be affected by warranty claims, product liability claims, product recalls or legal proceedings.
Claims based on warranty, product liability, epidemic or delivery failures, or other grounds relating to our products, software, manufacturing, services, designs, communications or cybersecurity could lead to significant expenses as we defend the claims or pay damage awards or settlements. In the event of a claim, we would also incur costs if we decide to compensate the affected customer or end consumer. Any such claims may also cause us to write off the value of related inventory. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for a customer to recall a product containing a TI part, for example, with respect to products used in automotive applications or handheld electronics, which may cause us to incur costs and expenses relating to the recall. Any of these events could adversely affect our results of operations, financial condition and reputation.
Our results of operations could be adversely affected by distributors’ promotion of competing product lines or our distributors’ financial performance.
In 2021, about one-third of our revenue was generated from sales of our products through distributors. Our distributors carry competing product lines, and our sales could be affected if semiconductor distributors promote competing products over our products. Moreover, our results of operations could be affected if our distributors suffer financial difficulties that result in their inability to pay amounts owed to us. Disputes with current or former distributors could be disruptive or harmful to our business.
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
Our continued success depends in part on the retention and recruitment of skilled personnel, as well as the effective management of succession for key employees. Skilled and experienced personnel in our industry, including engineering, management, marketing, technical and staff personnel, are in high demand and competition for their talents is intense. There can be no assurance that we will be able to successfully retain and recruit the key engineering, management and technical personnel that we require to execute our business strategy. Our ability to recruit internationally or deploy employees to various locations may be limited by immigration laws and policies, including changes to, or the administration or interpretation of, those laws and policies.
Legal and regulatory risks
Our operations could be affected by the complex laws, rules and regulations to which our business is subject.
We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, the environment and climate change; safety; health; trade; bribery and corruption; financial reporting; tax; data privacy and protection; labor and employment; competition; market access; epidemics; intellectual property ownership and infringement; and the movement of currency. Compliance with these laws, rules and regulations may be onerous and expensive and could restrict our ability to manufacture or ship our products and operate our business. If we do not comply or if we become subject to enforcement activity, we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.

Increased focus from government authorities, investors, customers and other key stakeholders on environmental, social and governance (ESG) matters has led to new and more stringent reporting standards and disclosure requirements. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, we might have to undertake costly efforts to control, assess and report on ESG metrics.
Some of these complex laws, rules and regulations – for example, those related to environmental, safety and health requirements – may particularly affect us in the jurisdictions in which we manufacture products, especially if such laws and regulations: require the use of abatement equipment beyond what we currently employ; require the addition or elimination of a material or process to or from our current manufacturing processes; or impose costs, fees or reporting requirements on the direct or indirect use of energy, natural resources, or materials or gases used or emitted into the environment in connection with the manufacture of our products. A substitute for a prohibited material or process might not be available, or might not be available at reasonable cost.
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
We maintain bank accounts, a portfolio of investments, access to one or more multiyear revolving credit agreements and the ability to issue debt to support the financing needs of the company. Our ability to fund our operations, invest in our business, make strategic acquisitions, service our debt obligations and meet our cash return objectives depends upon continuous access to our bank and investment accounts, and may depend on access to our bank credit lines that support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected and our ability to access the capital markets or redeem our investments could be restricted.
Material impairments of our goodwill could adversely affect our results of operations.
We have a significant amount of goodwill on our consolidated balance sheet. Charges associated with impairments of goodwill could adversely affect our financial condition and results of operations.
ITEM 1B. Unresolved staff comments
Not applicable.

ITEM 2. Properties
Our principal executive offices are located at 12500 TI Boulevard, Dallas, Texas. The following table indicates the general location of our principal manufacturing and design operations and the reportable segments that make major use of them. Except as otherwise indicated, we own these facilities.

	Analog	Embedded Processing
North Texas (Dallas, Richardson and Sherman)	X	X
Lehi, Utah	X	X
Houston, Texas		X
Tucson, Arizona	X
Santa Clara, California	X
South Portland, Maine	X
Chengdu, China †	X	X
Shanghai, China *	X	X
Freising, Germany	X	X
Bangalore, India †	X	X
Aizu, Japan	X	X
Miho, Japan	X	X
Kuala Lumpur, Malaysia †	X	X
Melaka, Malaysia †	X
Aguascalientes, Mexico *	X
Baguio, Philippines †	X	X
Pampanga (Clark), Philippines †	X	X
Taipei, Taiwan †	X	X

*	Leased.
†	Portions of the facilities are leased and owned. This may include land leases.
Our facilities in the United States contained approximately 14.9 million square feet at December 31, 2021, of which approximately 0.3 million square feet were leased. Our facilities outside the United States contained approximately 10.2 million square feet at December 31, 2021, of which approximately 1.5 million square feet were leased.
At the end of 2021, we occupied substantially all of the space in our facilities.
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
ITEM 4. Mine safety disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities
TI common stock is quoted on The Nasdaq Global Select Market under the ticker symbol TXN. At December 31, 2021, we had 12,151 stockholders of record.
The following table contains information regarding our purchases of our common stock during the fourth quarter of 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2021 through October 31, 2021	109,100		$187.94		109,100	$10.23	billion
November 1, 2021 through November 30, 2021	364,797		190.55		351,373	10.16	billion
December 1, 2021 through December 31, 2021	314,834		190.89		314,834	10.10	billion
Total	788,731	(b)	$190.33	(b)	775,307	$10.10	billion (c)
(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $12.0 billion of additional shares of TI common stock announced September 20, 2018.
(b)In addition to open-market purchases, 13,424 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(c)As of December 31, 2021, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018. No expiration date has been specified for this authorization.
ITEM 6. [Reserved]
No longer required per the amendments to Regulation S-K that eliminate Item 301.

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
Our results of operations provides details of our financial results for 2021 and 2020 and year-to-year comparisons between 2021 and 2020. Discussion of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The coronavirus (COVID-19) pandemic and its effects are impacting and will likely continue to impact market conditions and business operations across industries worldwide, including at TI. Therefore, we remain cautious about how the economy might behave for the next few years and continue to monitor potential impact on our operations.
Results of operations
Our strategic focus is on analog and embedded processing products sold into six end markets: industrial, automotive, personal electronics, communications equipment, enterprise systems and other. While all end markets represent good opportunities, we place additional strategic emphasis on designing and selling those products into the industrial and automotive markets, which we believe represent the best growth opportunities. Gross margin of 67.5% reflected the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter production.
Our focus on analog and embedded processing allows us to generate strong cash flow from operations. Our cash flow from operations of $8.76 billion underscored the strength of our business model. Free cash flow was $6.29 billion and represented 34.3% of revenue. During 2021, we returned $4.41 billion to shareholders through dividends and stock repurchases. Over the same period, our dividend represented 62% of free cash flow, underscoring its sustainability.
Details of financial results – 2021 compared with 2020
Revenue of $18.34 billion increased $3.88 billion, or 27%, due to higher revenue from Analog and, to a lesser extent, Embedded Processing.
Gross profit of $12.38 billion was up $3.11 billion, or 34%, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 67.5% from 64.1%.
Operating expenses (R&D and SG&A) were $3.22 billion compared with $3.15 billion.
Acquisition charges were $142 million compared with $198 million and were non-cash.
Restructuring charges/other was $54 million due to integration charges at our Lehi, Utah, manufacturing facility partially offset by gains on sales of assets, compared with $24 million due to an Embedded Processing action in 2020.
Operating profit was $8.96 billion, or 48.8% of revenue, compared with $5.89 billion, or 40.8% of revenue.
Other income and expense (OI&E) was $143 million of income compared with $313 million of income, which decreased primarily due to lower royalty income. See Note 11 to the financial statements.
Our provision for income taxes was $1.15 billion compared with $422 million. This increase was due to higher income before income taxes and lower discrete tax benefits compared to 2020, which included a $249 million benefit from the settlement of a depreciation-related uncertain tax position.

Our annual operating tax rate, which does not include discrete tax items, was 14% in both periods. We use “annual operating tax rate” to describe the estimated annual effective tax rate. Our effective tax rate, which includes discrete tax items, was 13% in 2021 compared with 7% in 2020. See Note 4 to the financial statements for a reconciliation of the U.S. statutory corporate tax rate to our effective tax rate.
Net income was $7.77 billion compared with $5.60 billion. EPS was $8.26 compared with $5.97.
Segment results – 2021 compared with 2020
Analog (includes Power and Signal Chain product lines)

	2021	2020	Change
Revenue	$14,050	$10,886	29%
Operating profit	7,393	4,912	51%
Operating profit % of revenue	52.6%	45.1%
Analog revenue increased in both product lines, led by Signal Chain. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	2021	2020	Change
Revenue	$3,049	$2,570	19%
Operating profit	1,174	743	58%
Operating profit % of revenue	38.5%	28.9%
Embedded Processing revenue increased. Operating profit increased primarily due to higher revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	2021	2020	Change
Revenue	$1,245	$1,005	24%
Operating profit *	393	239	64%
Operating profit % of revenue	31.6%	23.8%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $240 million, and operating profit increased $154 million.
Financial condition
At the end of 2021, total cash (cash and cash equivalents plus short-term investments) was $9.74 billion, an increase of $3.17 billion from the end of 2020.
Accounts receivable were $1.70 billion, an increase of $287 million compared with the end of 2020. Days sales outstanding at the end of 2021 were 32 compared with 31 at the end of 2020.
Inventory was $1.91 billion, a decrease of $45 million from the end of 2020. Days of inventory at the end of 2021 were 116 compared with 123 at the end of 2020.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable rate, revolving credit facility. As of December 31, 2021, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for 2021 were $8.76 billion, an increase of $2.62 billion due to higher net income and lower cash used for working capital.

Investing activities for 2021 used $4.10 billion compared with $922 million in 2020. Capital expenditures were $2.46 billion compared with $649 million in 2020 and were primarily for semiconductor manufacturing equipment and facilities in both periods, including the purchase of our 300-millimeter semiconductor factory in Lehi, Utah, during 2021. As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, we expect our capital expenditures to be higher than historical levels. Short-term investments used cash of $1.65 billion in 2021 compared with $241 million in 2020.
Financing activities for 2021 used $3.14 billion compared with $4.55 billion in 2020. In 2021, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $550 million. In 2020, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. Dividends paid in 2021 were $3.89 billion compared with $3.43 billion in 2020, reflecting an increased dividend rate. We used $527 million to repurchase 2.9 million shares of our common stock compared with $2.55 billion used in 2020 to repurchase 23.4 million shares. Employee exercises of stock options provided cash proceeds of $377 million compared with $470 million in 2020.
We had $4.63 billion of cash and cash equivalents and $5.11 billion of short-term investments as of December 31, 2021. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For Years Ended December 31,
	2021	2020
Cash flow from operations (GAAP)	$8,756	$6,139
Capital expenditures	(2,462)	(649)
Free cash flow (non-GAAP)	$6,294	$5,490

Revenue	$18,344	$14,461

Cash flow from operations as a percentage of revenue (GAAP)	47.7%	42.5%
Free cash flow as a percentage of revenue (non-GAAP)	34.3%	38.0%
This MD&A also includes references to an annual operating tax rate, a non-GAAP term we use to describe the estimated annual effective tax rate, a GAAP measure that by definition does not include discrete tax items. We believe the term annual operating tax rate helps differentiate from the effective tax rate, which includes discrete tax items.
Critical accounting estimates
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
As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. Our judgment regarding future recoverability of our deferred tax assets may change due to various factors, including changes in U.S. or international tax laws and changes in market conditions and their impact on our assessment of taxable income in future periods. These changes, if any, may require adjustments to the valuation allowances and an accompanying reduction or increase in net income in the period when such determinations are made.
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
Commitments and contingencies
See Note 10 to the financial statements for a discussion of our commitments and contingencies.

ITEM 7A. Quantitative and qualitative disclosures about market risk
Foreign exchange risk
The U.S. dollar is our functional currency for financial reporting. Our non-U.S. entities own assets or liabilities denominated in U.S. dollars or other currencies, and exchange rate fluctuations in those jurisdictions may impact our effective tax rate.
Our balance sheet also reflects amounts remeasured from non-U.S. dollar currencies. Because most of the aggregate non-U.S. dollar balance sheet exposure is hedged by forward currency exchange contracts, which are based on year-end 2021 balances and currency exchange rates, a hypothetical 10% plus or minus fluctuation in non-U.S. currency exchange rates relative to the U.S. dollar would result in a pretax currency exchange gain or loss of approximately $1 million.
We use these forward currency exchange contracts to reduce the earnings impact that exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. As of December 31, 2021, we had forward currency exchange contracts outstanding with a notional value of $313 million to hedge net balance sheet exposures (including $127 million to sell Japanese yen, $82 million to sell British pounds and $42 million to sell euros). Similar hedging activities existed at year-end 2020.
Interest rate risk
We have the following potential exposure to changes in interest rates: (i) the effect of changes in interest rates on the fair value of our investments in cash equivalents and short-term investments, which could produce a gain or a loss; and (ii) the effect of changes in interest rates on the fair value of our debt.
As of December 31, 2021, a hypothetical 100 basis point increase in interest rates would decrease the fair value of our investments in cash equivalents and short-term investments by about $15 million and decrease the fair value of our long-term debt by $715 million. Because interest rates on our long-term debt are fixed, changes in interest rates would not affect the cash flows associated with long-term debt.
Equity risk
Long-term investments at year-end 2021 include the following:
•Investments in mutual funds – includes mutual funds that were selected to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The mutual funds hold a variety of debt and equity investments.
•Investments in venture capital funds – includes investments in limited partnerships (accounted for under either the equity method or at cost with adjustments to observable market changes or impairments).
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
•Income for each of the three years in the period ended December 31, 2021
•Comprehensive income for each of the three years in the period ended December 31, 2021
•Balance sheets as of December 31, 2021 and 2020
•Cash flows for each of the three years in the period ended December 31, 2021
•Stockholders’ equity for each of the three years in the period ended December 31, 2021
•Reports of independent registered public accounting firm (PCAOB ID: 42)
Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

Consolidated Statements of Income	For Years Ended December 31,
(In millions, except per-share amounts)	2021	2020	2019
Revenue	$18,344	$14,461	$14,383
Cost of revenue (COR)	5,968	5,192	5,219
Gross profit	12,376	9,269	9,164
Research and development (R&D)	1,554	1,530	1,544
Selling, general and administrative (SG&A)	1,666	1,623	1,645
Acquisition charges	142	198	288
Restructuring charges/other	54	24	(36)
Operating profit	8,960	5,894	5,723
Other income (expense), net (OI&E)	143	313	175
Interest and debt expense	184	190	170
Income before income taxes	8,919	6,017	5,728
Provision for income taxes	1,150	422	711
Net income	$7,769	$5,595	$5,017

Earnings per common share (EPS):
Basic	$8.38	$6.05	$5.33
Diluted	$8.26	$5.97	$5.24

Average shares outstanding:
Basic	923	921	936
Diluted	936	933	952

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$7,769	$5,595	$5,017
Income allocated to RSUs	(33)	(27)	(31)
Income allocated to common stock for diluted EPS	$7,736	$5,568	$4,986
See accompanying notes.

Consolidated Statements of Comprehensive Income	For Years Ended December 31,
(In millions)	2021	2020	2019
Net income	$7,769	$5,595	$5,017
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($56), $3 and ($37)	175	(41)	88
Recognized within net income, net of tax effect of ($8), ($9) and ($13)	29	29	38
Prior service credit of defined benefit plans:
Recognized within net income, net of tax effect of $0, $0 and $0	(1)	(1)	—
Other comprehensive income (loss), net of taxes	203	(13)	126
Total comprehensive income	$7,972	$5,582	$5,143
See accompanying notes.

Consolidated Balance Sheets	December 31,
(In millions, except par value)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$4,631	$3,107
Short-term investments	5,108	3,461
Accounts receivable, net of allowances of ($8) and ($11)	1,701	1,414
Raw materials	245	180
Work in process	1,067	964
Finished goods	598	811
Inventories	1,910	1,955
Prepaid expenses and other current assets	335	302
Total current assets	13,685	10,239
Property, plant and equipment at cost	7,858	5,781
Accumulated depreciation	(2,717)	(2,512)
Property, plant and equipment	5,141	3,269
Goodwill	4,362	4,362
Deferred tax assets	263	343
Capitalized software licenses	85	122
Overfunded retirement plans	392	246
Other long-term assets	748	770
Total assets	$24,676	$19,351

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$500	$550
Accounts payable	653	415
Accrued compensation	775	767
Income taxes payable	121	134
Accrued expenses and other liabilities	520	524
Total current liabilities	2,569	2,390
Long-term debt	7,241	6,248
Underfunded retirement plans	79	131
Deferred tax liabilities	87	90
Other long-term liabilities	1,367	1,305
Total liabilities	11,343	10,164
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	2,630	2,333
Retained earnings	45,919	42,051
Treasury common stock at cost
Shares: 2021 – 817; 2020 – 821	(36,800)	(36,578)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(157)	(360)
Total stockholders’ equity	13,333	9,187
Total liabilities and stockholders’ equity	$24,676	$19,351
See accompanying notes.

Consolidated Statements of Cash Flows	For Years Ended December 31,
(In millions)	2021	2020	2019
Cash flows from operating activities
Net income	$7,769	$5,595	$5,017
Adjustments to net income:
Depreciation	755	733	708
Amortization of acquisition-related intangibles	142	198	288
Amortization of capitalized software	57	61	54
Stock compensation	230	224	217
Gains on sales of assets	(57)	(4)	(23)
Deferred taxes	15	(137)	81
Increase (decrease) from changes in:
Accounts receivable	(287)	(340)	133
Inventories	45	46	216
Prepaid expenses and other current assets	57	(79)	265
Accounts payable and accrued expenses	33	63	(93)
Accrued compensation	7	63	(15)
Income taxes payable	(20)	(181)	(193)
Changes in funded status of retirement plans	62	(9)	29
Other	(52)	(94)	(35)
Cash flows from operating activities	8,756	6,139	6,649

Cash flows from investing activities
Capital expenditures	(2,462)	(649)	(847)
Proceeds from asset sales	75	4	30
Purchases of short-term investments	(10,124)	(5,786)	(3,444)
Proceeds from short-term investments	8,478	5,545	2,309
Other	(62)	(36)	32
Cash flows from investing activities	(4,095)	(922)	(1,920)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,495	1,498	1,491
Repayment of debt	(550)	(500)	(750)
Dividends paid	(3,886)	(3,426)	(3,008)
Stock repurchases	(527)	(2,553)	(2,960)
Proceeds from common stock transactions	377	470	539
Other	(46)	(36)	(42)
Cash flows from financing activities	(3,137)	(4,547)	(4,730)

Net change in cash and cash equivalents	1,524	670	(1)
Cash and cash equivalents at beginning of period	3,107	2,437	2,438
Cash and cash equivalents at end of period	$4,631	$3,107	$2,437
See accompanying notes.

Consolidated Statements of Stockholders’ Equity	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
(In millions, except per-share amounts)
Balance, December 31, 2018	$1,741	$1,950	$37,906	$(32,130)	$(473)

2019
Net income	—	—	5,017	—	—
Dividends declared and paid ($3.21 per share)	—	—	(3,008)	—	—
Common stock issued for stock-based awards	—	(55)	—	594	—
Stock repurchases	—	—	—	(2,960)	—
Stock compensation	—	217	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	126
Dividend equivalents on RSUs	—	—	(17)	—	—
Other	—	(2)	—	1	—
Balance, December 31, 2019	1,741	2,110	39,898	(34,495)	(347)

2020
Net income	—	—	5,595	—	—
Dividends declared and paid ($3.72 per share)	—	—	(3,426)	—	—
Common stock issued for stock-based awards	—	—	—	470	—
Stock repurchases	—	—	—	(2,553)	—
Stock compensation	—	224	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(13)
Dividend equivalents on RSUs	—	—	(16)	—	—
Other	—	(1)	—	—	—
Balance, December 31, 2020	1,741	2,333	42,051	(36,578)	(360)

2021
Net income	—	—	7,769	—	—
Dividends declared and paid ($4.21 per share)	—	—	(3,886)	—	—
Common stock issued for stock-based awards	—	67	—	310	—
Stock repurchases	—	—	—	(532)	—
Stock compensation	—	230	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	203
Dividend equivalents on RSUs	—	—	(15)	—	—
Balance, December 31, 2021	$1,741	$2,630	$45,919	$(36,800)	$(157)
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
In Other, we also include items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include acquisition, integration and restructuring charges (see Note 11); and certain corporate-level items, such as litigation expenses, environmental costs, insurance settlements, and gains and losses from other activities, including asset dispositions. We allocate the remainder of our expenses associated with corporate activities to our operating segments based on specific methodologies, such as percentage of operating expenses or headcount.
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

Segment information

	For Years Ended December 31,
	2021	2020	2019
Revenue:
Analog	$14,050	$10,886	$10,223
Embedded Processing	3,049	2,570	2,943
Other	1,245	1,005	1,217
Total revenue	$18,344	$14,461	$14,383

Operating profit:
Analog	$7,393	$4,912	$4,477
Embedded Processing	1,174	743	907
Other	393	239	339
Total operating profit	$8,960	$5,894	$5,723
Geographic area information
The following geographic area information includes revenue, based on product shipment destination, and property, plant and equipment, based on physical location. The geographic revenue information does not necessarily reflect end demand by geography because our products tend to be shipped to the locations where our customers manufacture their products.

	For Years Ended December 31,
	2021	2020	2019
Revenue:
United States	$1,906	$1,547	$1,827
Asia (a)	12,185	9,541	8,650
Europe, Middle East and Africa	2,802	2,249	2,707
Japan	959	734	796
Rest of world	492	390	403
Total revenue	$18,344	$14,461	$14,383
(a)Revenue from products shipped into China was $10.0 billion, $8.0 billion and $7.2 billion in 2021, 2020 and 2019, respectively, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.

	December 31,
	2021	2020
Property, plant and equipment:
United States	$3,648	$2,036
Asia (a)	1,292	1,005
Europe, Middle East and Africa	47	52
Japan	139	165
Rest of world	15	11
Total property, plant and equipment	$5,141	$3,269
(a)Property, plant and equipment at our two sites in the Philippines was $370 million and $333 million as of December 31, 2021 and 2020, respectively. Property, plant and equipment at our sites in China was $570 million and $370 million as of December 31, 2021 and 2020, respectively.

Major customer
One of our end customers accounted for 9%, 10% and 8% of revenue in 2021, 2020 and 2019, respectively, recognized primarily in our Analog segment. No end customer accounted for 10% or more of revenue in 2021 or 2019.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The basis of these financial statements is comparable for all periods presented herein.
The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar and share amounts in the financial statements and tables in these notes, except per-share amounts, are presented in millions unless otherwise indicated. We have reclassified certain amounts in the prior periods’ financial statements to conform to the 2021 presentation.
The preparation of financial statements requires the use of estimates from which final results may vary.
Significant accounting policies and practices
Revenue recognition
We generate revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, and recognize revenue when control is transferred. Control is considered transferred when title and risk of loss pass, when the customer becomes obligated to pay and, where required, when the customer has accepted the products. This transfer generally occurs at a point in time upon shipment or delivery to the customer or distributor, depending upon the terms of the sales order. Payment for sales to customers and distributors is generally due on our standard commercial terms. For sales to distributors, payment is not contingent upon resale of the products.
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
The revenue recognized is adjusted based on allowances, which are prepared on a portfolio basis using a most likely amount methodology based on analysis of historical data and contractual terms. These allowances, which are not material, generally include adjustments for pricing arrangements, product returns, incentives and credit losses. We recognize shipping fees, if any, received from customers in revenue. We include the related shipping and handling costs in cost of revenue. The majority of our customers pay these fees directly to third parties.
Advertising costs
We expense advertising and other promotional costs as incurred. This expense was $27 million, $28 million and $30 million in 2021, 2020 and 2019, respectively.
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
Computation and reconciliation of earnings per common share are as follows:

	For Years Ended December 31,
	2021			2020			2019
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$7,769			$5,595			$5,017
Income allocated to RSUs	(33)			(27)			(32)
Income allocated to common stock	$7,736	923	$8.38	$5,568	921	$6.05	$4,985	936	$5.33
Dilutive effect of stock compensation plans		13			12			16

Diluted EPS:
Net income	$7,769			$5,595			$5,017
Income allocated to RSUs	(33)			(27)			(31)
Income allocated to common stock	$7,736	936	$8.26	$5,568	933	$5.97	$4,986	952	$5.24
Potentially dilutive securities representing 3 million, 4 million and 6 million shares of common stock that were outstanding in 2021, 2020 and 2019 respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
Investments
We present investments on our Consolidated Balance Sheets as cash equivalents, short-term investments or other long-term assets. See Note 6 for additional information.
•Cash equivalents and short-term investments – The primary objectives of our cash equivalent and short-term investment activities are to preserve capital and maintain liquidity while generating appropriate returns. We consider investments in available-for-sale debt securities with maturities of 90 days or less from the date of our investment to be cash equivalents. We consider investments in available-for-sale debt securities with maturities beyond 90 days from the date of our investment as being available for use in current operations and include them in short-term investments.

•Other long-term assets – Long-term investments, which are included within other long-term assets on our Consolidated Balance Sheets, consist of mutual funds, venture capital funds and non-marketable equity securities.
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
Goodwill
Goodwill is reviewed for impairment annually in the fourth quarter or more frequently if certain impairment indicators arise. We perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, as a result of the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform the quantitative goodwill impairment test. See Note 11 for additional information.
Foreign currency
The functional currency for our non-U.S. subsidiaries is the U.S. dollar. Accounts recorded in currencies other than the U.S. dollar are remeasured into the functional currency. Current assets (except inventories), deferred taxes, other long-term assets, current liabilities and long-term liabilities are remeasured at exchange rates in effect at the end of each reporting period. Property, plant and equipment with associated depreciation and inventories are valued at historical exchange rates. Revenue and expense accounts other than depreciation for each month are calculated at the appropriate daily rate of exchange. Currency exchange gains and losses from remeasurement are credited or charged to OI&E.
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
The results of these derivative transactions were not material. We do not use derivatives for speculative or trading purposes.
3. Stock compensation
We have stock options outstanding to participants under long-term incentive plans. The option price per share may not be less than the fair market value of our common stock on the date of the grant. The options have a 10-year term, generally vest ratably over four years and continue to vest after the option recipient retires.
We also have RSUs outstanding to participants under long-term incentive plans. Each RSU represents the right to receive one share of TI common stock, issued on the vesting date, which is generally four years after the date of grant. RSUs continue to vest after the recipient retires. Holders of RSUs receive an annual cash payment equivalent to the dividends paid on our common stock. The fair value per share of RSUs is generally determined based on the closing price of our common stock on the date of grant.
We have options and RSUs outstanding to non-employee directors under director compensation plans. The plans generally provide for annual grants of stock options and RSUs, a one-time grant of RSUs to each new non-employee director and the issuance of TI common stock upon the distribution of stock units credited to director deferred compensation accounts.
We also have an employee stock purchase plan (ESPP) under which options are offered to all eligible employees in amounts based on a percentage of the employee’s compensation, subject to a cap. Under the plan, the option price per share is 85% of the fair market value on the exercise date. As of December 31, 2021, 33 million shares remain available for future issuance under this plan.
Total stock compensation expense recognized is as follows:

	For Years Ended December 31,
	2021	2020	2019
COR	$21	$21	$21
R&D	67	68	66
SG&A	134	135	130
Restructuring charges/other	8	—	—
Total	230	224	217
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
As of December 31, 2021, total future compensation related to equity awards not yet recognized in our Consolidated Statements of Income was $271 million, which we expect to recognize over a weighted average period of 1.7 years.

Fair value methods and assumptions
We account for all awards granted under our various stock compensation plans at fair value.
We estimate the fair values for non-qualified stock options using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	For Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value, per share	$40.78	$25.55	$22.08
Weighted average assumptions used:
Expected volatility	32%	26%	26%
Expected lives (in years)	6.7	6.8	7.1
Risk-free interest rates	0.72%	1.53%	2.66%
Expected dividend yields	2.41%	2.76%	2.95%
We use market-based measures of implied volatility to determine expected volatility on all options granted. We determine expected lives of options based on the historical option exercise experience of our option holders using a rolling 10-year average.
Expected dividend yields are based on the annualized approved quarterly dividend rate and the current market price of our common stock at the time of grant. No assumption for a future dividend rate change is included unless there is an approved plan to change the dividend in the near term.
Long-term incentive and director compensation plans
Stock option and RSU transactions under our long-term incentive and director compensation plans are as follows:

	Stock Options		RSUs
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding grants, December 31, 2020	28	$79.69	5	$100.80
Granted	3	169.52	1	176.08
Stock options exercised/RSUs vested	(6)	65.89	(2)	81.31
Outstanding grants, December 31, 2021 (a)	25	91.58	4	124.80
(a) Forfeited and expired shares were not material.

	For Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value per share for RSUs	$176.08	$130.59	$106.58
Total grant date fair value of shares vested for RSUs	$115	$110	$125
Aggregate intrinsic value of options exercised	$611	$681	$819
As of December 31, 2021, 37 million shares remain available for future issuance under these plans.
Summarized information about stock options outstanding as of December 31, 2021, is as follows:

	Stock Options Outstanding
Exercise Price Range	Number Outstanding (Shares)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share
$28.13 to 193.58	25	5.5	$91.58

	Options Fully Vested and Expected to Vest (a)	Options Exercisable
Options outstanding (shares)	25	16
Weighted average remaining contractual life (in years)	5.5	4.2
Weighted average exercise price per share	$90.97	$69.43
Intrinsic value	$2,408	$1,952
(a)Includes effects of expected forfeitures. Excluding the effects of expected forfeitures, the aggregate intrinsic value of stock options outstanding was $2.42 billion.
Effect on shares outstanding and treasury shares
Treasury shares were acquired in connection with the board-authorized stock repurchase program. As of December 31, 2021, $10.10 billion of stock repurchase authorizations remain, and no expiration date has been specified.
Our practice is to issue shares of common stock from treasury shares upon exercise of stock options, distribution of director deferred compensation and vesting of RSUs. The following table reflects the changes in our treasury shares:

	For Years Ended December 31,
	2021	2020	2019
Balance, January 1	821	809	796
Repurchases	3	23	27
Shares issued	(7)	(11)	(14)
Balance, December 31	817	821	809
The effects on cash flows are as follows:

	For Years Ended December 31,
	2021	2020	2019
Proceeds from common stock transactions (a)	$377	$470	$539

Tax benefit realized from stock compensation	$175	$195	$224
Reduction to deferred tax asset	(39)	(44)	(49)
Excess tax benefit for stock compensation	$136	$151	$175
(a)Net of taxes paid for employee shares withheld of $53 million, $53 million and $52 million in 2021, 2020 and 2019, respectively.
4. Income taxes
Income before income taxes is comprised of the following components:

	For Years Ended December 31,
	2021	2020	2019
U.S.	$7,998	$5,210	$4,915
Non-U.S.	921	807	813
Total	$8,919	$6,017	$5,728

Provision for income taxes is comprised of the following components:

	For Years Ended December 31,
	2021			2020			2019
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$948	$(23)	$925	$357	$(122)	$235	$483	$25	$508
Non-U.S.	169	38	207	192	(15)	177	135	56	191
U.S. state	18	—	18	10	—	10	12	—	12
Total	$1,135	$15	$1,150	$559	$(137)	$422	$630	$81	$711
Principal reconciling items from the U.S. statutory income tax rate to the effective tax rate (provision for income taxes as a percentage of income before income taxes) are as follows:

	For Years Ended December 31,
	2021	2020	2019
U.S. statutory income tax rate	21.0%	21.0%	21.0%
U.S. tax benefit for foreign derived intangible income	(6.1)	(6.1)	(4.9)
U.S. excess tax benefit for stock compensation	(1.5)	(2.5)	(3.1)
U.S. R&D tax credit	(0.9)	(1.3)	(1.4)
Impact of changes in uncertain tax positions	(0.2)	(4.0)	(0.1)
Other	0.6	(0.1)	0.9
Effective tax rate	12.9%	7.0%	12.4%
The earnings represented by non-cash operating assets, such as fixed assets and inventory, will continue to be permanently reinvested outside the United States. Provisions of the U.S. Tax Cuts and Jobs Act (the Tax Act), such as the one-time tax on indefinitely reinvested earnings and the global intangible low-taxed income (GILTI) tax for years beginning in 2018, eliminate any additional U.S. taxation resulting from repatriation of earnings of non-U.S. subsidiaries to the United States. Consequently, no U.S. tax provision has been made for the future remittance of these earnings. However, withholding or distribution taxes in certain non-U.S. jurisdictions will be incurred upon repatriation of available cash to the United States. A provision has been made for deferred taxes on these undistributed earnings to the extent that repatriation of the available cash to the United States is expected to result in a tax liability. As of December 31, 2021, we have no basis differences that would result in material unrecognized deferred tax liabilities.
We have made an allowable policy election to account for the effects of GILTI as a component of income tax expense in the period in which the tax is incurred.

The primary components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$209	$180
Deferred loss and tax credit carryforwards	207	207
Stock compensation	110	106
Inventories and related reserves	74	105
Retirement costs for defined benefit and retiree health care	—	44
Other	40	3
Total deferred tax assets, before valuation allowance	640	645
Valuation allowance	(188)	(179)
Total deferred tax assets, after valuation allowance	452	466
Deferred tax liabilities:
Property, plant and equipment	(197)	(116)
International earnings	(38)	(44)
Retirement costs for defined benefit and retiree health care	(15)	—
Acquisition-related intangibles and fair-value adjustments	(12)	(40)
Other	(14)	(13)
Total deferred tax liabilities	(276)	(213)
Net deferred tax asset	$176	$253
The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows:

	December 31,
	2021	2020
Deferred tax assets	$263	$343
Deferred tax liabilities	(87)	(90)
Net deferred tax asset	$176	$253
We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. This assessment is based on our evaluation of relevant criteria, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and expectations for future taxable income. Valuation allowances increased $9 million in 2021, decreased $1 million in 2020 and increased $8 million in 2019. These changes had no impact to net income in 2021, 2020 or 2019.
We have no material tax loss carryforwards as of December 31, 2021.
Cash payments made for income taxes, net of refunds, were $1.20 billion, $720 million and $570 million in 2021, 2020 and 2019, respectively.
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

The changes in the total amounts of uncertain tax positions are as follows:

	2021	2020	2019
Balance, January 1	$89	$303	$286
Additions based on tax positions related to the current year	2	3	3
Additions for tax positions of prior years	7	35	63
Reductions for tax positions of prior years	(6)	(249)	(41)
Settlements with tax authorities	(23)	—	(8)
Expiration of the statute of limitations for assessing taxes	—	(3)	—
Balance, December 31	$69	$89	$303

Interest income (expense) recognized in the year ended December 31	$(5)	$39	$9

Interest payable as of December 31	$13	$8	$44
The liability for uncertain tax positions is a component of other long-term liabilities on our Consolidated Balance Sheets.
All of the $69 million and $89 million liabilities for uncertain tax positions as of December 31, 2021 and 2020, respectively, are comprised of positions that, if recognized, would lower the effective tax rate. If these liabilities are ultimately realized, $2 million of existing deferred tax assets in 2020 would also be realized. Reductions for tax positions of prior years in 2020 include a $249 million tax benefit for the effective settlement of a depreciation-related uncertain tax position. Accrued interest of $46 million related to this uncertain tax position was reversed and included in OI&E.
As of December 31, 2021, the statute of limitations remains open for U.S. federal tax returns for 2017 and following years. Certain tax treaty procedures for relief from double taxation remain pending for U.S. federal tax returns for the years 2011 through 2020.
In non-U.S. jurisdictions, the years open to audit represent the years still open under the statute of limitations. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years before 2012.
5. Financial instruments and risk concentration
Financial instruments
We hold derivative financial instruments such as forward foreign currency exchange contracts, the fair value of which was not material as of December 31, 2021. Our forward foreign currency exchange contracts outstanding as of December 31, 2021, had a notional value of $313 million to hedge our non-U.S. dollar net balance sheet exposures, including $127 million to sell Japanese yen, $82 million to sell British pounds and $42 million to sell euros.
Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. Our postretirement plan assets are carried at fair value or net asset value per share. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of December 31, 2021, the carrying value of long-term debt, including the current portion, was $7.74 billion, and the estimated fair value was $8.38 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 6 for a description of fair value and the definition of Level 2 inputs.

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
Accounts receivable allowances changed to reflect amounts charged (credited) to operating results by ($3) million, $3 million and ($11) million in 2021, 2020 and 2019, respectively.
6. Valuation of debt and equity investments and certain liabilities
Investments measured at fair value
Money market funds, available-for-sale debt investments and mutual funds are stated at fair value, which is generally based on market prices or broker quotes. See Fair-value considerations. Unrealized gains and losses from available-for-sale debt securities are recorded as an increase or decrease, net of taxes, in AOCI on our Consolidated Balance Sheets, and any credit losses on available-for-sale debt securities are recorded as an allowance for credit losses with an offset recognized in OI&E in our Consolidated Statements of Income.
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

Details of our investments are as follows:

	December 31, 2021			December 31, 2020
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$1,824	$—	$—	$886	$—	$—
Corporate obligations	1,060	1,070	—	256	257	—
U.S. government and agency securities	642	3,388	—	1,340	3,054	—
Non-U.S. government and agency securities	300	650	—	—	150	—
Mutual funds	—	—	16	—	—	18
Total	3,826	5,108	16	2,482	3,461	18

Other measurement basis:
Equity-method investments	—	—	42	—	—	27
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	805	—	—	625	—	—
Total	$4,631	$5,108	$62	$3,107	$3,461	$49
As of December 31, 2021 and 2020, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments in 2021, 2020 or 2019. All of our debt securities classified as available for sale as of December 31, 2021, have maturities within one year.
In 2021, 2020 and 2019, the proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $8.48 billion, $5.29 billion and $2.31 billion, respectively. Gross realized gains and losses from these sales were not material.
In 2020, we entered into total return swaps to economically hedge the variability of certain deferred compensation obligations to employees. As a result, in 2020, we received proceeds of $253 million from the sale of investments in mutual funds that were previously being utilized to offset this exposure.
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

•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of December 31, 2021 and 2020, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,824	$—	$1,824	$886	$—	$886
Corporate obligations	—	2,130	2,130	—	513	513
U.S. government and agency securities	3,629	401	4,030	4,394	—	4,394
Non-U.S. government and agency securities	—	950	950	—	150	150
Mutual funds	16	—	16	18	—	18
Total assets	$5,469	$3,481	$8,950	$5,298	$663	$5,961

Liabilities:
Deferred compensation	$395	$—	$395	$350	$—	$350
Total liabilities	$395	$—	$395	$350	$—	$350
7. Postretirement benefit plans
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
As of December 31, 2021 and 2020, as a result of employees’ elections, TI’s U.S. defined contribution plans held shares of TI common stock totaling 6 million shares and 7 million shares valued at $1.16 billion and $1.12 billion, respectively. Dividends paid on these shares in both 2021 and 2020 were $27 million. Effective April 1, 2016, the TI common stock fund was frozen to new contributions or transfers into the fund.
Our aggregate expense for the U.S. defined contribution plans was $63 million in 2021 and $61 million in 2020 and 2019.

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
As of December 31, 2021 and 2020, as a result of employees’ elections, TI’s non-U.S. defined contribution plans held TI common stock valued at $38 million and $36 million, respectively. Dividends paid on these shares of TI common stock in 2021 and 2020 were not material.
Effects on our Consolidated Statements of Income and Balance Sheets
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit			U.S. Retiree Health Care			Non-U.S. Defined Benefit
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$21	$18	$18	$3	$3	$3	$36	$34	$31
Interest cost	30	31	38	10	13	14	37	38	43
Expected return on plan assets	(31)	(36)	(41)	(9)	(12)	(14)	(81)	(78)	(86)
Amortization of prior service cost (credit)	—	—	—	(2)	(2)	(1)	1	1	1
Recognized net actuarial loss	15	7	9	—	—	—	7	14	29
Net periodic benefit costs	35	20	24	2	2	2	—	9	18
Settlement losses	13	16	10	—	—	—	2	1	3
Total, including other postretirement losses	$48	$36	$34	$2	$2	$2	$2	$10	$21
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

Changes in the benefit obligations and plan assets for defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2021	2020	2021	2020	2021	2020
Change in plan benefit obligation
Benefit obligation at beginning of year:	$1,097	$960	$389	$359	$2,868	$2,581
Service cost	21	18	3	3	36	34
Interest cost	30	31	10	13	37	38
Participant contributions	—	—	14	13	9	7
Benefits paid	(12)	(12)	(38)	(39)	(101)	(95)
Settlements	(162)	(94)	—	—	(12)	(8)
Actuarial loss (gain)	(79)	194	(18)	40	(111)	143
Plan amendments	—	—	—	—	—	1
Effects of exchange rate changes	—	—	—	—	(152)	167
Benefit obligation at end of year	$895	$1,097	$360	$389	$2,574	$2,868

Change in plan assets
Fair value of plan assets at beginning of year:	$1,061	$987	$389	$356	$3,008	$2,661
Actual return on plan assets	37	164	19	58	75	260
Employer contributions (qualified plans)	—	—	1	1	7	11
Employer contributions (non-qualified plans)	10	16	—	—	—	—
Participant contributions	—	—	14	13	9	7
Benefits paid	(12)	(12)	(38)	(39)	(101)	(95)
Settlements	(162)	(94)	—	—	(12)	(8)
Effects of exchange rate changes	—	—	—	—	(173)	172
Fair value of plan assets at end of year	$934	$1,061	$385	$389	$2,813	$3,008

Funded status at end of year	$39	$(36)	$25	$—	$239	$140
Changes in actuarial gains and losses in the projected benefit obligations are generally driven by discount rate movement.
Amounts recognized on our Consolidated Balance Sheets as of December 31, are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit	Total
2021
Overfunded retirement plans	$73	$28	$291	$392
Accrued expenses and other liabilities & other long-term liabilities	(5)	—	(5)	(10)
Underfunded retirement plans	(29)	(3)	(47)	(79)
Funded status at end of 2021	$39	$25	$239	$303

2020
Overfunded retirement plans	$9	$3	$234	$246
Accrued expenses and other liabilities & other long-term liabilities	(6)	—	(5)	(11)
Underfunded retirement plans	(39)	(3)	(89)	(131)
Funded status at end of 2020	$(36)	$—	$140	$104
Contributions to the plans meet or exceed all minimum funding requirements. We expect to contribute about $10 million to our retirement benefit plans in 2022.

Accumulated benefit obligations, which are generally less than the projected benefit obligations as they exclude the impact of future salary increases, were $820 million and $992 million as of December 31, 2021 and 2020, respectively, for the U.S. defined benefit plans, and $2.47 billion and $2.72 billion as of December 31, 2021 and 2020, respectively, for the non-U.S. defined benefit plans.
The change in AOCI is as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care		Non-U.S. Defined Benefit		Total
	Net Actuarial Loss	Net Actuarial Loss	Prior Service Credit	Net Actuarial Loss	Prior Service Credit	Net Actuarial Loss	Prior Service Credit
AOCI balance, net of taxes, December 31, 2020	$125	$(8)	$(2)	$242	$1	$359	$(1)
Changes in AOCI by category:
Adjustments	(84)	(28)	—	(119)	—	(231)	—
Recognized within net income	(28)	—	2	(9)	(1)	(37)	1
Tax effect	23	6	(1)	35	1	64	—
Total change to AOCI	(89)	(22)	1	(93)	—	(204)	1
AOCI balance, net of taxes, December 31, 2021	$36	$(30)	$(1)	$149	$1	$155	$—
Information on plan assets
We report and measure the plan assets of our defined benefit pension and other postretirement plans at fair value. The tables below set forth the fair value of our plan assets using the same three-level hierarchy of fair-value inputs described in Note 6.

	December 31, 2021
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$—	$—	$655	$655
Equity securities	—	—	279	279
Total	$—	$—	$934	$934

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$10	$—	$238	$248
Equity securities	—	—	137	137
Total	$10	$—	$375	$385

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$71	$104	$2,045	$2,220
Equity securities	49	2	542	593
Total	$120	$106	$2,587	$2,813
(a)Consists of bond index and equity index funds, measured at net asset value per share, as well as cash equivalents.

	December 31, 2020
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$—	$—	$743	$743
Equity securities	—	—	318	318
Total	$—	$—	$1,061	$1,061

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$29	$—	$222	$251
Equity securities	—	—	138	138
Total	$29	$—	$360	$389

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$69	$146	$2,063	$2,278
Equity securities	43	2	685	730
Total	$112	$148	$2,748	$3,008
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
Assumptions and investment policies

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2021	2020	2021	2020	2021	2020
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.74%	2.81%	3.05%	2.74%	1.57%	1.31%
Long-term pay progression	3.70%	3.70%	n/a	n/a	3.15%	3.15%

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.95%	3.42%	2.74%	3.63%	1.31%	1.46%
Long-term rate of return on plan assets	3.50%	4.00%	3.10%	3.50%	2.82%	2.93%
Long-term pay progression	3.70%	3.30%	n/a	n/a	3.15%	3.06%
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
The target allocation ranges for the plans that hold a substantial majority of the defined benefit assets are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
Fixed income securities and cash equivalents	65% – 80%	65% – 80%	60% – 100%
Equity securities	20% – 35%	20% – 35%	0% – 40%
We rebalance the plans’ investments when they are outside the target allocation ranges.
Weighted average asset allocations as of December 31 are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2021	2020	2021	2020	2021	2020
Fixed income securities and cash equivalents	70%	70%	64%	65%	79%	76%
Equity securities	30%	30%	36%	35%	21%	24%
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

	2022	2023	2024	2025	2026	2027 – 2031
U.S. Defined Benefit	$89	$96	$87	$87	$87	$391
U.S. Retiree Health Care	28	27	26	25	24	108
Non-U.S. Defined Benefit	99	101	103	105	107	566
Assumed health care cost trend rates for the U.S. retiree health care benefit plan as of December 31 are as follows:

	2021	2020
Assumed health care cost trend rate for next year	6.50%	6.75%
Ultimate trend rate	5.00%	5.00%
Year in which ultimate trend rate is reached	2028	2028
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
As of December 31, 2021, our liability to participants of the deferred compensation plans was $395 million and is recorded in other long-term liabilities on our Consolidated Balance Sheets. This amount reflects the accumulated participant deferrals and earnings thereon as of that date. We utilize total return swaps and investments in mutual funds that serve as economic hedges of our exposure to changes in the fair value of these liabilities. We record changes in the fair value of the liability and the related total return swaps and mutual funds in SG&A, as discussed in Note 6. As of December 31, 2021, we held $16 million in mutual funds related to these plans that are recorded in long-term investments on our Consolidated Balance Sheets.

8. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of December 31, 2021, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $2 billion until March 2024. As of December 31, 2021, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In February 2021, we retired $550 million of maturing debt.

In September 2021, we issued three series of senior unsecured notes for an aggregate principal amount of $1.5 billion, consisting of $500 million of 1.125% notes due in 2026, $500 million of 1.90% notes due in 2031 and $500 million of 2.70% notes due in 2051. We incurred $10 million of issuance costs. The proceeds of the offering were $1.5 billion, net of the original issuance discounts, which will be used for general corporate purposes.
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

Long-term debt outstanding is as follows:

	December 31,
	2021	2020
Notes due 2021 at 2.75%	$—	$550
Notes due 2022 at 1.85%	500	500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	—
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	—
Total debt	7,800	6,850
Net unamortized discounts, premiums and issuance costs	(59)	(52)
Total debt, including net unamortized discounts, premiums and issuance costs	7,741	6,798
Current portion of long-term debt	(500)	(550)
Long-term debt	$7,241	$6,248
Interest and debt expense was $184 million, $190 million and $170 million in 2021, 2020 and 2019, respectively. This was net of the amortized discounts, premiums and issuance costs. Cash payments for interest on long-term debt were $181 million, $182 million and $156 million in 2021, 2020 and 2019, respectively. Capitalized interest was not material.
9. Leases
We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require us to pay real estate taxes, insurance and maintenance costs.
Our leases are included as a component of the following balance sheet lines:

	December 31,
	2021	2020
Other long-term assets	$465	$319

Accrued expenses and other liabilities	$82	$72
Other long-term liabilities	383	249

Details of our operating leases are as follows:

	For Years Ended December 31,
	2021	2020	2019
Lease cost related to lease liabilities	$69	$70	$66
Variable lease cost	56	36	41

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease cost	$61	$59	$60

Lease assets obtained in exchange for new lease liabilities	$210	$59	$167
As of December 31, 2021, we had committed to make the following minimum payments under our non-cancellable operating leases:

	2022	2023	2024	2025	2026	Thereafter	Total
Lease payments	$84	$72	$60	$50	$45	$214	$525
Imputed lease interest							(60)
Total lease liabilities							$465
The weighted-average remaining lease term was 9.2 years and 8.9 years as of December 31, 2021 and 2020, respectively. The weighted-average discount rate was 2.51% and 3.02% as of December 31, 2021 and 2020, respectively.
10. Commitments and contingencies
Purchase commitments
Our purchase commitments include payments for software licenses and contractual arrangements with suppliers when there is a fixed, non-cancellable payment schedule or when minimum payments are due with a reduced delivery schedule.
As of December 31, 2021, we had committed to make the following minimum payments under our purchase commitments:

	2022	2023	2024	2025	2026	Thereafter	Total
Purchase commitments	$564	$436	$433	$43	$26	$74	$1,576
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
11. Supplemental financial information
Restructuring charges/other
Restructuring charges/other are included in Other for segment reporting purposes and are comprised of the following components:

	For Years Ended December 31,
	2021	2020	2019
Restructuring charges (a)	$—	$25	$(15)
Integration charges (b)	104	—	—
Gains on sales of assets (c)	(50)	(1)	(21)
Restructuring charges/other	$54	$24	$(36)
(a)Includes severance and benefits, accelerated depreciation, changes in estimates and other exit costs.
(b)Includes costs related to our purchase of the Lehi, Utah, manufacturing facility, as well as ongoing costs until production begins in early 2023.
(c)Includes a $50 million gain from the sale of property in October 2021.
Changes in accrued restructuring balances

	2021	2020	2019
Balance, January 1	$18	$—	$28
Restructuring charges	—	25	(15)
Non-cash items (a)	—	1	—
Payments	(13)	(8)	(13)
Balance, December 31	$5	$18	$—
(a)Reflects charges for impacts of changes in exchange rates and accelerated depreciation.
The restructuring accrual balances are reported as a component of either accrued expenses and other liabilities or other long-term liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.
In 2020, we recognized $25 million of restructuring charges primarily for severance and benefit costs associated with our Embedded Processing business. As of December 31, 2021, $21 million of payments have been made.
In 2020, we announced a multiyear plan to close our two remaining factories with 150-millimeter production, located in Sherman and Dallas, Texas. During 2021 we decided not to close a portion of our factory in Dallas. We expect this plan to be completed no later than 2025. Charges for the closures cannot be reasonably estimated at this time.

Other income (expense), net (OI&E)

	For Years Ended December 31,
	2021	2020	2019
Other income (a)	$145	$327	$201
Other expense (b)	(2)	(14)	(26)
Total	$143	$313	$175
(a)Other income includes royalty and lease income, investment gains and losses, interest income, as well as reversals of tax interest accruals.
(b)Other expense includes a portion of pension and other retiree benefit costs, currency gains and losses and miscellaneous items.
Property, plant and equipment at cost

	Depreciable Lives (Years)	December 31,
		2021	2020
Land	n/a	$132	$125
Buildings and improvements	5 – 40	3,490	2,571
Machinery and equipment	2 – 10	4,236	3,085
Total		$7,858	$5,781
In October 2021, we completed our purchase of a 300-millimeter semiconductor factory in Lehi, Utah, for cash consideration of $893 million. The estimated fair value of assets acquired was determined based on market comparable information to purchase or build comparable assets and allocated on a relative basis to purchase consideration. Assets acquired included $28 million of land, $305 million of buildings and improvements and $526 million of machinery and equipment.
Goodwill
Goodwill by segment as of December 31, 2021 and 2020, is as follows:

Goodwill
Analog	$4,158
Embedded Processing	172
Other	32
Total	$4,362
We perform our annual goodwill impairment test in the fourth quarter and determine whether the fair value of each of our reporting units is in excess of its carrying value. In 2021, we elected to perform a qualitative analysis to assess impairment of goodwill rather than to perform the quantitative goodwill impairment test. The key qualitative factors considered in the assessment included the change in the industry and competitive environment, market capitalization and overall financial performance. Based on this qualitative analysis, we determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value. In 2021, 2020 and 2019, we determined no impairment was indicated.
Other long-term liabilities

	December 31,
	2021	2020
Long-term portion of transition tax on indefinitely reinvested earnings	$403	$457
Deferred compensation plans	395	350
Operating lease liabilities	383	249
Other	186	249
Total	$1,367	$1,305

Accumulated other comprehensive income (loss), net of taxes (AOCI)

	December 31,
	2021	2020
Postretirement benefit plans:
Net actuarial loss	$(155)	$(359)
Prior service credit	—	1
Cash flow hedge derivative instruments	(2)	(2)
Total	$(157)	$(360)
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income in 2021, 2020 and 2019. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Years Ended December 31,			Impact to Related Statement of Income Lines
	2021	2020	2019
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$37	$38	$51	Decrease to OI&E
Tax effect	(8)	(9)	(13)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$29	$29	$38	Decrease to net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$(1)	$(1)	$—	Increase to OI&E
Tax effect	—	—	—	Increase to provision for income taxes
Recognized within net income, net of taxes	$(1)	$(1)	$—	Increase to net income
(a)Detailed in Note 7.

Report of independent registered public accounting firm
To the Shareholders and the Board of Directors of Texas Instruments Incorporated
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Texas Instruments Incorporated (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2022, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1952.

Dallas, Texas
February 4, 2022

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
Internal control over financial reporting
Report by management on internal control over financial reporting
The management of TI is responsible for establishing and maintaining effective internal control over financial reporting. TI’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
TI management assessed the effectiveness of internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control − Integrated Framework. Based on our assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective based on the COSO criteria.
TI’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which immediately follows this report.

Report of independent registered public accounting firm
To the Shareholders and the Board of Directors of Texas Instruments Incorporated
Opinion on internal control over financial reporting
We have audited Texas Instruments Incorporated’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Instruments Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 4, 2022, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 4, 2022

ITEM 9B. Other information
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
ITEM 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.
PART III
ITEM 10. Directors, executive officers and corporate governance
The information with respect to directors’ names, ages, positions, term of office, periods of service and business experience, which is contained under the caption “Election of directors” in our proxy statement for the 2022 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
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
Audit committee
The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2022 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 11. Executive compensation
The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2022 annual meeting of stockholders is incorporated herein by reference to such proxy statement, provided that the Compensation Committee report shall not be deemed filed with this Form 10-K.
The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2022 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. Security ownership of certain beneficial owners and management and related stockholder matters
Equity compensation plan information
The following table sets forth information about the company’s equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by security holders	29,280,162	(a)	$91.92	(b)	69,842,569	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	29,280,162	(d)	$91.92		69,842,569
(a)Includes shares of TI common stock to be issued under the Texas Instruments 2003 Director Compensation Plan, the Texas Instruments 2009 Long-Term Incentive Plan (the “2009 LTIP”) and its predecessor stockholder-approved plans, the Texas Instruments 2009 Director Compensation Plan, the TI Employees 2014 Stock Purchase Plan (the “2014 ESPP”) and the Texas Instruments 2018 Director Compensation Plan (the “2018 Director Plan”).
(b)Restricted stock units and stock units credited to directors’ deferred compensation accounts are settled in shares of TI common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price.
(c)Shares of TI common stock available for future issuance under the 2009 LTIP, the 2014 ESPP and the 2018 Director Plan. 35,385,153 shares remain available for future issuance under the 2009 LTIP and 1,843,134 shares remain available for future issuance under the 2018 Director Plan. Under the 2009 LTIP and the 2018 Director Plan, awards may be granted in the form of restricted stock units, options or other stock-based awards such as restricted stock.
(d)Includes 24,981,728 shares for issuance upon exercise of outstanding grants of options, 4,085,972 shares for issuance upon vesting of outstanding grants of restricted stock units, 121,844 shares for issuance under the 2014 ESPP and 90,618 shares for issuance in settlement of directors’ deferred compensation accounts.
Security ownership of certain beneficial owners and management
The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2022 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 13. Certain relationships and related transactions, and director independence
The information contained under the captions “Related person transactions” and “Director independence” in our proxy statement for the 2022 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 14. Principal accountant fees and services
The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2022 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV
ITEM 15. Exhibits, financial statement schedules
The financial statements are listed in the index included in Item 8, “Financial statements and supplementary data.”

		Incorporated by Reference				Filed or Furnished Herewith
Designation of Exhibit	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
3(a)	Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended	10-K	001-3761	February 24, 2015	3(a)
3(b)	By-Laws of the Registrant	8-K	001-3761	January 26, 2022	3
4(a)	Indenture	8-K	001-3761	May 23, 2011	4.2
4(b)	Officer’s Certificate	8-K	001-3761	May 8, 2013	4.2
4(c)	Officers’ Certificate	8-K	001-3761	March 12, 2014	4.2
4(d)	Officers’ Certificate	8-K	001-3761	May 6, 2016	4.1
4(e)	Officers’ Certificate	8-K	001-3761	May 4, 2017	4.1
4(f)	Officers’ Certificate	8-K	001-3761	November 3, 2017	4.1
4(g)	Officers’ Certificate	8-K	001-3761	May 7, 2018	4.1
4(h)	Officers’ Certificate	8-K	001-3761	June 8, 2018	4.1
4(i)	Officers’ Certificate	8-K	001-3761	March 11, 2019	4.1
4(j)	Officers’ Certificate	8-K	001-3761	September 4, 2019	4.1
4(k)	Officers’ Certificate	8-K	001-3761	March 12, 2020	4.1
4(l)	Officers’ Certificate	8-K	001-3761	May 4, 2020	4.1
4(m)	Description of Securities	10-K	001-3761	February 20, 2020	4(l)
4(n)	Officers’ Certificate	8-K	001-3761	September 15, 2021	4.1
10(a)	TI Deferred Compensation Plan, as amended*	10-K	001-3761	February 24, 2016	10(a)
10(b)	TI Employees Non-Qualified Pension Plan, effective January 1, 2009, as amended*	10-K	001-3761	February 24, 2016	10(b)
10(c)	TI Employees Non-Qualified Pension Plan II*	10-K	001-3761	February 24, 2016	10(c)
10(d)	Texas Instruments Long-Term Incentive Plan, adopted April 15, 1993*	10-K	001-3761	February 24, 2012	10(c)
10(e)	Texas Instruments 2003 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 24, 2015	10(j)
10(f)	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 23, 2017	10(k)
10(g)	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 23, 2017	10(l)
10(h)	Texas Instruments 2009 Long-Term Incentive Plan as amended April 21, 2016*	DEF 14A	001-3761	March 9, 2016	Appendix B
10(i)	Texas Instruments 2009 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 23, 2017	10(n)

		Incorporated by Reference				Filed or Furnished Herewith
Designation of Exhibit	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
10(j)	Texas Instruments 2018 Director Compensation Plan as amended December 5, 2019	10-K	001-3761	February 20, 2020	10(k)
21	List of Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31(a)	Rule 13a-14(aRule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer					X
31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer					X
32(a)	Section 1350 Certification of Chief Executive Officer					X
32(b)	Section 1350 Certification of Chief Financial Officer					X
101.ins	Instance Document					X
101.sch	XBRL Taxonomy Schema					X
101.cal	XBRL Taxonomy Calculation Linkbase					X
101.def	XBRL Taxonomy Definitions Document					X
101.lab	XBRL Taxonomy Labels Linkbase					X
101.pre	XBRL Taxonomy Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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
•Evolving cybersecurity and other threats relating to our information technology systems or those of our customers, vendors and other third parties;
•Our ability to successfully implement and realize opportunities from strategic, business and organizational changes, or our ability to realize our expectations regarding the amount and timing of associated restructuring charges and cost savings;
•Our ability to develop, manufacture and market innovative products in a rapidly changing technological environment, our timely implementation of new manufacturing technologies and installation of manufacturing equipment, and our ability to realize expected returns on significant investments in manufacturing capacity;
•Availability and cost of raw materials, utilities, manufacturing equipment, third-party manufacturing services and manufacturing technology;
•Product liability, warranty or other claims relating to our products, software, manufacturing, delivery, services, design or communications, or recalls by our customers for a product containing one of our parts;
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
•Losses or curtailments of purchases from key customers or the timing and amount of customer inventory adjustments;
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
Rafael R. Lizardi, Senior Vice President and Chief Financial Officer

Date: February 4, 2022

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Rafael R. Lizardi, Julie C. Knecht and Cynthia Hoff Trochu, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2021, to sign any and all amendments to the Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 4th day of February 2022.

/s/ Mark A. Blinn	/s/ Todd M. Bluedorn
Mark A. Blinn, Director	Todd M. Bluedorn, Director

/s/ Janet F. Clark	/s/ Carrie S. Cox
Janet F. Clark, Director	Carrie S. Cox, Director

/s/ Martin S. Craighead	/s/ Jean M. Hobby
Martin S. Craighead, Director	Jean M. Hobby, Director

/s/ Michael D. Hsu	/s/ Haviv Ilan
Michael D. Hsu, Director	Haviv Ilan, Director, Executive Vice President and Chief Operating Officer

/s/ Ronald Kirk	/s/ Pamela H. Patsley
Ronald Kirk, Director	Pamela H. Patsley, Director

/s/ Robert E. Sanchez	/s/ Richard K. Templeton
Robert E. Sanchez, Director	Richard K. Templeton, Director, Chairman of the Board, President and Chief Executive Officer

/s/ Rafael R. Lizardi	/s/ Julie C. Knecht
Rafael R. Lizardi, Senior Vice President and Chief Financial Officer	Julie C. Knecht, Vice President and Chief Accounting Officer