Form 10-Q
period 2022-03-31
TEXAS INSTRUMENTS INC
filed 2022-04-27
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
922,133,845
Number of shares of Registrant’s common stock outstanding as of
April 19, 2022

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended
Consolidated Statements of Income	March 31,
(In millions, except per-share amounts)	2022	2021
Revenue	$4,905	$4,289
Cost of revenue (COR)	1,463	1,492
Gross profit	3,442	2,797
Research and development (R&D)	391	386
Selling, general and administrative (SG&A)	422	425
Acquisition charges	—	47
Restructuring charges/other	66	—
Operating profit	2,563	1,939
Other income (expense), net (OI&E)	15	46
Interest and debt expense	52	46
Income before income taxes	2,526	1,939
Provision for income taxes	325	186
Net income	$2,201	$1,753

Earnings per common share (EPS):
Basic	$2.37	$1.89
Diluted	$2.35	$1.87

Average shares outstanding:
Basic	923	922
Diluted	934	935

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$2,201	$1,753
Income allocated to RSUs	(9)	(8)
Income allocated to common stock for diluted EPS	$2,192	$1,745

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(In millions)	2022	2021
Net income	$2,201	$1,753
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($2) and ($2)	6	5
Recognized within net income, net of tax effect of ($1) and ($3)	2	8
Available-for-sale investments:
Unrealized losses, net of tax effect of $1 and $0	(4)	—
Other comprehensive income (loss), net of taxes	4	13
Total comprehensive income	$2,205	$1,766

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	March 31,	December 31,
Consolidated Balance Sheets	2022	2021
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$3,505	$4,631
Short-term investments	6,320	5,108
Accounts receivable, net of allowances of ($9) and ($8)	1,795	1,701
Raw materials	265	245
Work in process	1,151	1,067
Finished goods	644	598
Inventories	2,060	1,910
Prepaid expenses and other current assets	330	335
Total current assets	14,010	13,685
Property, plant and equipment at cost	8,236	7,858
Accumulated depreciation	(2,797)	(2,717)
Property, plant and equipment	5,439	5,141
Goodwill	4,362	4,362
Deferred tax assets	273	263
Capitalized software licenses	91	85
Overfunded retirement plans	383	392
Other long-term assets	718	748
Total assets	$25,276	$24,676

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable	641	571
Accrued compensation	386	775
Income taxes payable	405	121
Accrued expenses and other liabilities	596	602
Total current liabilities	2,528	2,569
Long-term debt	7,242	7,241
Underfunded retirement plans	81	79
Deferred tax liabilities	94	87
Other long-term liabilities	1,314	1,367
Total liabilities	11,259	11,343
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	2,667	2,630
Retained earnings	47,053	45,919
Treasury common stock at cost
Shares: March 31, 2022 – 819; December 31, 2021 – 817	(37,291)	(36,800)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(153)	(157)
Total stockholders’ equity	14,017	13,333
Total liabilities and stockholders’ equity	$25,276	$24,676

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$2,201	$1,753
Adjustments to net income:
Depreciation	200	179
Amortization of acquisition-related intangibles	—	47
Amortization of capitalized software	14	15
Stock compensation	74	61
Gains on sales of assets	(2)	(1)
Deferred taxes	(1)	8
Increase (decrease) from changes in:
Accounts receivable	(94)	(170)
Inventories	(150)	65
Prepaid expenses and other current assets	21	73
Accounts payable and accrued expenses	11	69
Accrued compensation	(388)	(379)
Income taxes payable	284	131
Changes in funded status of retirement plans	21	28
Other	(47)	(29)
Cash flows from operating activities	2,144	1,850

Cash flows from investing activities
Capital expenditures	(443)	(308)
Proceeds from asset sales	2	1
Purchases of short-term investments	(3,988)	(2,782)
Proceeds from short-term investments	2,774	2,000
Other	(13)	(20)
Cash flows from investing activities	(1,668)	(1,109)

Cash flows from financing activities
Repayment of debt	—	(550)
Dividends paid	(1,063)	(940)
Stock repurchases	(589)	(100)
Proceeds from common stock transactions	57	196
Other	(7)	(12)
Cash flows from financing activities	(1,602)	(1,406)

Net change in cash and cash equivalents	(1,126)	(665)
Cash and cash equivalents at beginning of period	4,631	3,107
Cash and cash equivalents at end of period	$3,505	$2,442

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
Segment information

	For Three Months Ended
	March 31,
	2022	2021
Revenue:
Analog	$3,816	$3,280
Embedded Processing	782	767
Other	307	242
Total revenue	$4,905	$4,289

Operating profit:
Analog	$2,150	$1,646
Embedded Processing	315	287
Other (a)	98	6
Total operating profit	$2,563	$1,939
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

	For Three Months Ended
	March 31,
	2022	2021
Revenue:
United States	$494	$393
Asia (a)	3,203	2,858
Europe, Middle East and Africa	814	682
Japan	263	239
Rest of world	131	117
Total revenue	$4,905	$4,289
(a)Revenue from products shipped into China was $2.5 billion and $2.3 billion in the first quarters of 2022 and 2021, respectively, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.

2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2022 and 2021, and the Consolidated Balance Sheet as of March 31, 2022, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2021. Certain amounts in prior periods' financial statements have been reclassified to conform to the current presentation. The results for the three-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended March 31,
	2022			2021
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$2,201			$1,753
Income allocated to RSUs	(9)			(8)
Income allocated to common stock	$2,192	923	$2.37	$1,745	922	$1.89
Dilutive effect of stock compensation plans		11			13

Diluted EPS:
Net income	$2,201			$1,753
Income allocated to RSUs	(9)			(8)
Income allocated to common stock	$2,192	934	$2.35	$1,745	935	$1.87
Potentially dilutive securities representing 5 million and 3 million shares of common stock that were outstanding during the first quarters of 2022 and 2021, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of March 31, 2022. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of March 31, 2022, the carrying value of long-term debt, including the current portion, was $7.74 billion, and the estimated fair value was $7.76 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

3. Income taxes
Our estimated annual effective tax rate is about 14%, which does not include discrete tax items. This differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Provision for income taxes is based on the following:

	For Three Months Ended
	March 31,
	2022	2021
Taxes calculated using the estimated annual effective tax rate	$361	$275
Discrete tax items	(36)	(89)
Provision for income taxes	$325	$186

Effective tax rate	13%	10%

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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	March 31, 2022			December 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$1,041	$—	$—	$1,824	$—	$—
Corporate obligations	670	1,104	—	1,060	1,070	—
U.S. government and agency securities	846	4,917	—	642	3,388	—
Non-U.S. government and agency securities	100	299	—	300	650	—
Mutual funds	—	—	13	—	—	16
Total	2,657	6,320	13	3,826	5,108	16

Other measurement basis:
Equity-method investments	—	—	33	—	—	42
Non-marketable equity investments	—	—	4	—	—	4
Cash on hand	848	—	—	805	—	—
Total	$3,505	$6,320	$50	$4,631	$5,108	$62
As of March 31, 2022, and December 31, 2021, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first three months of 2022 and 2021. All of our debt securities classified as available for sale as of March 31, 2022, have maturities within one year.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.77 billion and $2.00 billion for the first quarters of 2022 and 2021, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of March 31, 2022, and December 31, 2021, we had no Level 3 assets or liabilities.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,041	$—	$1,041	$1,824	$—	$1,824
Corporate obligations	—	1,774	1,774	—	2,130	2,130
U.S. government and agency securities	5,413	350	5,763	3,629	401	4,030
Non-U.S. government and agency securities	—	399	399	—	950	950
Mutual funds	13	—	13	16	—	16
Total assets	$6,467	$2,523	$8,990	$5,469	$3,481	$8,950

Liabilities:
Deferred compensation	$350	$—	$350	$395	$—	$395
Total liabilities	$350	$—	$350	$395	$—	$395

5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended March 31,	2022	2021	2022	2021	2022	2021
Service cost	$4	$5	$1	$1	$7	$9
Interest cost	6	8	3	3	10	9
Expected return on plan assets	(8)	(8)	(4)	(3)	(18)	(20)
Recognized net actuarial loss	—	4	—	—	—	2
Net periodic benefit costs	2	9	—	1	(1)	—
Settlement losses	2	4	—	—	1	1
Total, including other postretirement losses	$4	$13	$—	$1	$—	$1

6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of March 31, 2022, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2023. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of March 31, 2022, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In April 2022, we retired $500 million of maturing debt.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	March 31,	December 31,
	2022	2021
Notes due 2022 at 1.85%	$500	$500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Total debt	7,800	7,800
Net unamortized discounts, premiums and issuance costs	(58)	(59)
Total debt, including net unamortized discounts, premiums and issuance costs	7,742	7,741
Current portion of long-term debt	(500)	(500)
Long-term debt	$7,242	$7,241
Interest and debt expense was $52 million and $46 million for the first quarters of 2022 and 2021, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2021	$1,741	$2,630	$45,919	$(36,800)	$(157)

2022
Net income	—	—	2,201	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,063)	—	—
Common stock issued for stock-based awards	—	(36)	—	93	—
Stock repurchases	—	—	—	(584)	—
Stock compensation	—	74	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	4
Dividend equivalents on RSUs	—	—	(5)	—	—
Other	—	(1)	1	—	—
Balance, March 31, 2022	$1,741	$2,667	$47,053	$(37,291)	$(153)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2020	$1,741	$2,333	$42,051	$(36,578)	$(360)

2021
Net income	—	—	1,753	—	—
Dividends declared and paid ($1.02 per share)	—	—	(940)	—	—
Common stock issued for stock-based awards	—	(3)	—	199	—
Stock repurchases	—	—	—	(100)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	13
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2021	$1,741	$2,391	$42,860	$(36,479)	$(347)
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
9. Supplemental financial information
Restructuring charges/other
During the first quarter of 2022, restructuring charges/other included $66 million related to integration charges at our Lehi, Utah, manufacturing facility. These costs are included in Other for segment reporting purposes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the first quarters of 2022 and 2021. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		Impact to Related Statement of Income Lines
	March 31,
	2022	2021
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$3	$11	Decrease to OI&E
Tax effect	(1)	(3)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$2	$8	Decrease to net income
(a)Detailed in Note 5.
Stock compensation
During the first quarter of 2022, 1 million shares were issued from treasury related to stock compensation.

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
Performance summary
Our first quarter revenue was $4.91 billion, net income was $2.20 billion and earnings per share (EPS) were $2.35.
Revenue increased 14% from the same quarter a year ago primarily due to growth in industrial and automotive.
Our cash flow from operations of $9.1 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the same period was $6.5 billion and 34% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter production.
Over the past 12 months we invested $3.2 billion in R&D and SG&A, invested $2.6 billion in capital expenditures and returned $5.0 billion to shareholders.
Results of operations – first quarter 2022 compared with first quarter 2021
Revenue of $4.91 billion increased $616 million, or 14%, primarily due to higher revenue from Analog and, to a lesser extent, Embedded Processing. This increase benefited from higher prices and the mix of products shipped.
Gross profit of $3.44 billion was up $645 million, or 23%, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 70.2% from 65.2%.
Operating expenses (R&D and SG&A) were $813 million compared with $811 million.
Restructuring charges/other was $66 million due to integration charges at our Lehi, Utah, manufacturing facility.
Operating profit was $2.56 billion, or 52.3% of revenue, compared with $1.94 billion, or 45.2% of revenue.
OI&E was $15 million of income compared with $46 million of income.
Our provision for income taxes was $325 million compared with $186 million. This increase was due to higher income before income taxes and lower discrete tax benefits. Our annual operating tax rate, which does not include discrete tax items, was 14% in both periods. We use “annual operating tax rate” to describe the estimated annual effective tax rate, which differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
Net income was $2.20 billion compared with $1.75 billion. EPS was $2.35 compared with $1.87.

First quarter 2022 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q1 2022	Q1 2021	Change
Revenue	$3,816	$3,280	16%
Operating profit	2,150	1,646	31%
Operating profit % of revenue	56.3%	50.2%
Analog revenue increased in both product lines, led by Signal Chain. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q1 2022	Q1 2021	Change
Revenue	$782	$767	2%
Operating profit	315	287	10%
Operating profit % of revenue	40.3%	37.4%
Embedded Processing revenue increased. Operating profit increased primarily due to higher gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q1 2022	Q1 2021	Change
Revenue	$307	$242	27%
Operating profit*	98	6	1,533%
Operating profit % of revenue	31.9%	2.5%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $65 million, and operating profit increased $92 million.
Financial condition
At the end of the first quarter of 2022, total cash (cash and cash equivalents plus short-term investments) was $9.83 billion, an increase of $86 million from the end of 2021.
Accounts receivable were $1.80 billion, an increase of $94 million compared with the end of 2021. Days sales outstanding for the first quarter of 2022 were 33 compared with 32 at the end of 2021.
Inventory was $2.06 billion, an increase of $150 million from the end of 2021. Days of inventory for the first quarter of 2022 were 127 compared with 116 at the end of 2021.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable rate, revolving credit facility. As of March 31, 2022, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first three months of 2022 were $2.14 billion, an increase of $294 million from the year-ago period due to higher net income, partially offset by higher cash used for working capital.

Investing activities for the first three months of 2022 used $1.67 billion compared with $1.11 billion in the year-ago period. Capital expenditures were $443 million compared with $308 million in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, we expect our capital expenditures to be higher than historical levels. Short-term investments used cash of $1.21 billion compared with $782 million in the year-ago period.
Financing activities for the first three months of 2022 used $1.60 billion compared with $1.41 billion in the year-ago period. In the year-ago period, we retired maturing debt of $550 million. Dividends paid were $1.06 billion compared with $940 million in the year-ago period, reflecting an increased dividend rate. We used $589 million to repurchase 3.4 million shares of our common stock compared with $100 million used in the year-ago period to repurchase 0.6 million shares. Employee exercises of stock options provided cash proceeds of $57 million compared with $196 million in the year-ago period.
In April 2022, we used cash and cash equivalents to retire $500 million of maturing debt.
We had $3.51 billion of cash and cash equivalents and $6.32 billion of short-term investments as of March 31, 2022. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2022	2021	Change
Cash flow from operations (GAAP)	$9,050	$7,138	27%
Capital expenditures	(2,597)	(796)
Free cash flow (non-GAAP)	$6,453	$6,342	2%

Revenue	$18,960	$15,421

Cash flow from operations as a percentage of revenue (GAAP)	47.7%	46.3%
Free cash flow as a percentage of revenue (non-GAAP)	34.0%	41.1%
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

PART II – OTHER INFORMATION
ITEM 1A. Risk factors
Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2021, and is incorporated by reference herein.
ITEM 2. Unregistered sales of equity securities and use of proceeds
The following table contains information regarding our purchases of our common stock during the quarter.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2022 through January 31, 2022	825,670		$178.96		576,617	$10.00	billion
February 1, 2022 through February 28, 2022	1,648,091		168.70		1,648,091	9.72	billion
March 1, 2022 through March 31, 2022	1,184,279		171.21		1,184,279	9.52	billion
Total	3,658,040	(b)	$171.83	(b)	3,408,987	$9.52	billion (c)

(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $12.0 billion of additional shares of TI common stock announced September 20, 2018.

(b)In addition to open-market purchases, 249,053 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of March 31, 2022, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018. No expiration date has been specified for this authorization.
ITEM 5. Other information
Section 13(r) of the Securities Exchange Act of 1934 disclosure

During the period covered by this report and as set forth in General License 1B from the U.S. Office of Foreign Assets Control, we periodically filed notifications with the Russian Federal Security Service (FSB) solely to permit the import, distribution and use of certain of our catalog semiconductor products in Russia. No gross revenue or net profit was directly attributable to these notifications to the FSB, and we may continue such notifications as required.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed January 26, 2022).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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

Date: April 27, 2022