Form 10-Q
period 2022-06-30
TEXAS INSTRUMENTS INC
filed 2022-07-27
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
913,707,365
Number of shares of Registrant’s common stock outstanding as of
July 19, 2022

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(In millions, except per-share amounts)	2022	2021	2022	2021
Revenue	$5,212	$4,580	$10,117	$8,869
Cost of revenue (COR)	1,587	1,503	3,050	2,995
Gross profit	3,625	3,077	7,067	5,874
Research and development (R&D)	414	391	805	777
Selling, general and administrative (SG&A)	422	425	844	850
Acquisition charges	—	48	—	95
Restructuring charges/other	66	—	132	—
Operating profit	2,723	2,213	5,286	4,152
Other income (expense), net (OI&E)	7	73	22	119
Interest and debt expense	49	44	101	90
Income before income taxes	2,681	2,242	5,207	4,181
Provision for income taxes	390	311	715	497
Net income	$2,291	$1,931	$4,492	$3,684

Earnings per common share (EPS):
Basic	$2.48	$2.08	$4.85	$3.98
Diluted	$2.45	$2.05	$4.80	$3.92

Average shares outstanding:
Basic	920	923	922	923
Diluted	930	937	932	936

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$2,291	$1,931	$4,492	$3,684
Income allocated to RSUs	(10)	(7)	(19)	(15)
Income allocated to common stock for diluted EPS	$2,281	$1,924	$4,473	$3,669

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net income	$2,291	$1,931	$4,492	$3,684
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of $8 and ($5); $6 and ($7)	(40)	16	(34)	21
Recognized within net income, net of tax effect of ($4) and ($2); ($5) and ($5)	16	8	18	16
Available-for-sale investments:
Unrealized losses, net of tax effect of $1 and $0; $2 and $0	(3)	—	(7)	—
Other comprehensive income (loss), net of taxes	(27)	24	(23)	37
Total comprehensive income	$2,264	$1,955	$4,469	$3,721

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	June 30,	December 31,
Consolidated Balance Sheets	2022	2021
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$3,802	$4,631
Short-term investments	4,585	5,108
Accounts receivable, net of allowances of ($12) and ($8)	2,190	1,701
Raw materials	305	245
Work in process	1,258	1,067
Finished goods	636	598
Inventories	2,199	1,910
Prepaid expenses and other current assets	267	335
Total current assets	13,043	13,685
Property, plant and equipment at cost	8,825	7,858
Accumulated depreciation	(2,894)	(2,717)
Property, plant and equipment	5,931	5,141
Goodwill	4,362	4,362
Deferred tax assets	293	263
Capitalized software licenses	82	85
Overfunded retirement plans	296	392
Other long-term assets	716	748
Total assets	$24,723	$24,676

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$499	$500
Accounts payable	712	571
Accrued compensation	520	775
Income taxes payable	115	121
Accrued expenses and other liabilities	714	602
Total current liabilities	2,560	2,569
Long-term debt	6,745	7,241
Underfunded retirement plans	71	79
Deferred tax liabilities	90	87
Other long-term liabilities	1,165	1,367
Total liabilities	10,631	11,343
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	2,783	2,630
Retained earnings	48,280	45,919
Treasury common stock at cost
Shares: June 30, 2022 – 826; December 31, 2021 – 817	(38,532)	(36,800)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(180)	(157)
Total stockholders’ equity	14,092	13,333
Total liabilities and stockholders’ equity	$24,723	$24,676

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$4,492	$3,684
Adjustments to net income:
Depreciation	427	363
Amortization of acquisition-related intangibles	—	95
Amortization of capitalized software	27	30
Stock compensation	159	130
Gains on sales of assets	(3)	(4)
Deferred taxes	(15)	7
Increase (decrease) from changes in:
Accounts receivable	(489)	(177)
Inventories	(289)	105
Prepaid expenses and other current assets	20	23
Accounts payable and accrued expenses	30	52
Accrued compensation	(254)	(238)
Income taxes payable	5	(44)
Changes in funded status of retirement plans	70	35
Other	(268)	(90)
Cash flows from operating activities	3,912	3,971

Cash flows from investing activities
Capital expenditures	(1,040)	(694)
Proceeds from asset sales	3	4
Purchases of short-term investments	(6,449)	(4,734)
Proceeds from short-term investments	6,974	4,455
Other	69	(13)
Cash flows from investing activities	(443)	(982)

Cash flows from financing activities
Repayment of debt	(500)	(550)
Dividends paid	(2,123)	(1,882)
Stock repurchases	(1,771)	(246)
Proceeds from common stock transactions	113	250
Other	(17)	(19)
Cash flows from financing activities	(4,298)	(2,447)

Net change in cash and cash equivalents	(829)	542
Cash and cash equivalents at beginning of period	4,631	3,107
Cash and cash equivalents at end of period	$3,802	$3,649

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
Segment information

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Analog	$3,992	$3,464	$7,808	$6,744
Embedded Processing	821	780	1,603	1,547
Other	399	336	706	578
Total revenue	$5,212	$4,580	$10,117	$8,869

Operating profit:
Analog	$2,226	$1,778	$4,376	$3,424
Embedded Processing	324	312	639	599
Other (a)	173	123	271	129
Total operating profit	$2,723	$2,213	$5,286	$4,152
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

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
United States	$577	$529	$1,071	$922
Asia (a)	3,395	2,993	6,598	5,851
Europe, Middle East and Africa	822	696	1,636	1,378
Japan	276	235	539	474
Rest of world	142	127	273	244
Total revenue	$5,212	$4,580	$10,117	$8,869
(a)Revenue from products shipped into China was $2.8 billion and $2.5 billion in the second quarters of 2022 and 2021, respectively, and $5.3 billion and $4.8 billion in the first six months of 2022 and 2021, respectively, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2022 and 2021, and the Consolidated Balance Sheet as of June 30, 2022, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2021. Certain amounts in prior periods' financial statements have been reclassified to conform to the current presentation. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended June 30,
	2022			2021
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$2,291			$1,931
Income allocated to RSUs	(10)			(7)
Income allocated to common stock	$2,281	920	$2.48	$1,924	923	$2.08
Dilutive effect of stock compensation plans		10			14

Diluted EPS:
Net income	$2,291			$1,931
Income allocated to RSUs	(10)			(7)
Income allocated to common stock	$2,281	930	$2.45	$1,924	937	$2.05

	For Six Months Ended June 30,
	2022			2021
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$4,492			$3,684
Income allocated to RSUs	(19)			(15)
Income allocated to common stock	$4,473	922	$4.85	$3,669	923	$3.98
Dilutive effect of stock compensation plans		10			13

Diluted EPS:
Net income	$4,492			$3,684
Income allocated to RSUs	(19)			(15)
Income allocated to common stock	$4,473	932	$4.80	$3,669	936	$3.92
Potentially dilutive securities representing 6 million and 2 million shares of common stock that were outstanding during the second quarters of 2022 and 2021, respectively, and 5 million and 3 million shares outstanding during the first six months of 2022 and 2021, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of June 30, 2022. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of June 30, 2022, the carrying value of long-term debt, including the current portion, was $7.24 billion, and the estimated fair value was $6.72 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Taxes calculated using the estimated annual effective tax rate	$395	$322	$756	$597
Discrete tax items	(5)	(11)	(41)	(100)
Provision for income taxes	$390	$311	$715	$497

Effective tax rate	15%	14%	14%	12%
The effective tax rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	June 30, 2022			December 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$2,333	$—	$—	$1,824	$—	$—
Corporate obligations	309	1,266	—	1,060	1,070	—
U.S. government and agency securities	438	2,971	—	642	3,388	—
Non-U.S. government and agency securities	—	348	—	300	650	—
Mutual funds	—	—	11	—	—	16
Total	3,080	4,585	11	3,826	5,108	16

Other measurement basis:
Equity-method investments	—	—	23	—	—	42
Non-marketable investments	—	—	5	—	—	4
Cash on hand	722	—	—	805	—	—
Total	$3,802	$4,585	$39	$4,631	$5,108	$62
As of June 30, 2022, and December 31, 2021, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first six months of 2022 and 2021.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $4.20 billion and $2.46 billion for the second quarters of 2022 and 2021, respectively, and $6.97 billion and $4.46 billion for the first six months of 2022 and 2021, respectively. Gross realized gains and losses from these sales were not material.
The following table presents the aggregate maturities of our available-for-sale debt investments as of June 30, 2022:

Fair Value
One year or less	$5,258
One to two years	74
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of June 30, 2022, our Level 3 assets and liabilities were not material. As of December 31, 2021, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,333	$—	$2,333	$1,824	$—	$1,824
Corporate obligations	—	1,575	1,575	—	2,130	2,130
U.S. government and agency securities	3,309	100	3,409	3,629	401	4,030
Non-U.S. government and agency securities	—	348	348	—	950	950
Mutual funds	11	—	11	16	—	16
Total assets	$5,653	$2,023	$7,676	$5,469	$3,481	$8,950

Liabilities:
Deferred compensation	$313	$—	$313	$395	$—	$395
Total liabilities	$313	$—	$313	$395	$—	$395

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30,	2022	2021	2022	2021	2022	2021
Service cost	$4	$6	$—	$1	$6	$9
Interest cost	6	7	2	2	9	10
Expected return on plan assets	(8)	(9)	(2)	(3)	(17)	(21)
Recognized net actuarial loss	1	4	—	—	—	2
Net periodic benefit costs	3	8	—	—	(2)	—
Settlement losses	11	4	—	—	8	—
Total, including other postretirement losses	$14	$12	$—	$—	$6	$—

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30,	2022	2021	2022	2021	2022	2021
Service cost	$8	$11	$1	$2	$13	$18
Interest cost	12	15	5	5	19	19
Expected return on plan assets	(16)	(17)	(6)	(6)	(35)	(41)
Recognized net actuarial loss	1	8	—	—	—	4
Net periodic benefit costs	5	17	—	1	(3)	—
Settlement losses	13	8	—	—	9	1
Total, including other postretirement losses	$18	$25	$—	$1	$6	$1
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of June 30, 2022, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2023. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of June 30, 2022, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In April 2022, we retired $500 million of maturing debt.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	June 30,	December 31,
	2022	2021
Notes due 2022 at 1.85%	$—	$500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Total debt	7,300	7,800
Net unamortized discounts, premiums and issuance costs	(56)	(59)
Total debt, including net unamortized discounts, premiums and issuance costs	7,244	7,741
Current portion of long-term debt	(499)	(500)
Long-term debt	$6,745	$7,241
Interest and debt expense was $49 million and $44 million for the second quarters of 2022 and 2021, respectively, and $101 million and $90 million for the first six months of 2022 and 2021, respectively. This was net of the amortized discounts, premiums and issuance costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2021	$1,741	$2,630	$45,919	$(36,800)	$(157)

2022
Net income	—	—	2,201	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,063)	—	—
Common stock issued for stock-based awards	—	(36)	—	93	—
Stock repurchases	—	—	—	(584)	—
Stock compensation	—	74	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	4
Dividend equivalents on RSUs	—	—	(5)	—	—
Other	—	(1)	1	—	—
Balance, March 31, 2022	1,741	2,667	47,053	(37,291)	(153)

Net income	—	—	2,291	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,060)	—	—
Common stock issued for stock-based awards	—	31	—	25	—
Stock repurchases	—	—	—	(1,266)	—
Stock compensation	—	85	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(27)
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, June 30, 2022	$1,741	$2,783	$48,280	$(38,532)	$(180)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2020	$1,741	$2,333	$42,051	$(36,578)	$(360)

2021
Net income	—	—	1,753	—	—
Dividends declared and paid ($1.02 per share)	—	—	(940)	—	—
Common stock issued for stock-based awards	—	(3)	—	199	—
Stock repurchases	—	—	—	(100)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	13
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2021	1,741	2,391	42,860	(36,479)	(347)

Net income	—	—	1,931	—	—
Dividends declared and paid ($1.02 per share)	—	—	(942)	—	—
Common stock issued for stock-based awards	—	25	—	29	—
Stock repurchases	—	—	—	(146)	—
Stock compensation	—	69	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	24
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	—	1	—	—
Balance, June 30, 2021	$1,741	$2,485	$43,846	$(36,596)	$(323)
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
9. Supplemental financial information
Restructuring charges/other
During the second quarter and first six months of 2022, restructuring charges/other included $66 million and $132 million, respectively, related to integration charges at our Lehi, Utah, manufacturing facility. These costs are included in Other for segment reporting purposes.
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the second quarters and first six months of 2022 and 2021. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Six Months Ended		Impact to Related Statement of Income Lines
	June 30,		June 30,
	2022	2021	2022	2021
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$20	$10	$23	$21	Decrease to OI&E
Tax effect	(4)	(2)	(5)	(5)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$16	$8	$18	$16	Decrease to net income
(a)Detailed in Note 5
Stock compensation
During the second quarter and first six months of 2022, 1 million and 2 million shares, respectively, were issued from treasury related to stock compensation.

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
•For an explanation of free cash flow, see the Non-GAAP financial information section.
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
Performance summary
Our second quarter revenue was $5.21 billion, net income was $2.29 billion and earnings per share (EPS) were $2.45.
Revenue increased 14% from the same quarter a year ago due to growth across markets.
Our cash flow from operations of $8.7 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the same period was $5.9 billion and 30% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter production.
Over the past 12 months we invested $3.2 billion in R&D and SG&A, invested $2.8 billion in capital expenditures and returned $6.2 billion to shareholders.
Results of operations – second quarter 2022 compared with second quarter 2021
Revenue of $5.21 billion increased $632 million, or 14%, due to higher revenue from Analog and, to a lesser extent, Embedded Processing. This increase benefited from higher prices and the mix of products shipped.
Gross profit of $3.63 billion was up $548 million, or 18%, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 69.6% from 67.2%.
Operating expenses (R&D and SG&A) were $836 million compared with $816 million.
Restructuring charges/other was $66 million due to integration charges at our Lehi, Utah, manufacturing facility.
Operating profit was $2.72 billion, or 52.2% of revenue, compared with $2.21 billion, or 48.3% of revenue.
OI&E was $7 million of income compared with $73 million of income.
Our provision for income taxes was $390 million compared with $311 million. This increase was primarily due to higher income before income taxes.
Net income was $2.29 billion compared with $1.93 billion. EPS was $2.45 compared with $2.05.

Second quarter 2022 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q2 2022	Q2 2021	Change
Revenue	$3,992	$3,464	15%
Operating profit	2,226	1,778	25%
Operating profit % of revenue	55.8%	51.3%
Analog revenue increased in both product lines, led by Signal Chain. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q2 2022	Q2 2021	Change
Revenue	$821	$780	5%
Operating profit	324	312	4%
Operating profit % of revenue	39.5%	40.0%
Embedded Processing revenue increased. Operating profit increased primarily due to higher revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q2 2022	Q2 2021	Change
Revenue	$399	$336	19%
Operating profit*	173	123	41%
Operating profit % of revenue	43.4%	36.6%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $63 million, and operating profit increased $50 million.
Results of operations – first six months of 2022 compared with first six months of 2021
Revenue of $10.12 billion increased $1.25 billion, or 14%, due to higher revenue from Analog and, to a lesser extent, Embedded Processing. This increase benefited from higher prices and the mix of products shipped.
Gross profit of $7.07 billion was up $1.19 billion, or 20%, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 69.9% from 66.2%.
Operating expenses were $1.65 billion compared with $1.63 billion.
Restructuring charges/other was $132 million due to integration charges at our Lehi, Utah, manufacturing facility.
Operating profit was $5.29 billion, or 52.2% of revenue, compared with $4.15 billion, or 46.8% of revenue.
OI&E was $22 million of income compared with $119 million of income.
Our provision for income taxes was $715 million compared with $497 million. This increase was due to higher income before income taxes and lower discrete tax benefits.
Net income was $4.49 billion compared with $3.68 billion. EPS was $4.80 compared with $3.92.

Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2022	YTD 2021	Change
Revenue	$7,808	$6,744	16%
Operating profit	4,376	3,424	28%
Operating profit % of revenue	56.0%	50.8%
Analog revenue increased in both product lines, led by Signal Chain. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing

	YTD 2022	YTD 2021	Change
Revenue	$1,603	$1,547	4%
Operating profit	639	599	7%
Operating profit % of revenue	39.9%	38.7%
Embedded Processing revenue increased. Operating profit increased primarily due to higher revenue and associated gross profit.
Other

	YTD 2022	YTD 2021	Change
Revenue	$706	$578	22%
Operating profit*	271	129	110%
Operating profit % of revenue	38.4%	22.3%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $128 million, and operating profit increased $142 million.
Financial condition
At the end of the second quarter of 2022, total cash (cash and cash equivalents plus short-term investments) was $8.39 billion, a decrease of $1.35 billion from the end of 2021.
Accounts receivable were $2.19 billion, an increase of $489 million compared with the end of 2021. Days sales outstanding for the second quarter of 2022 were 38 compared with 32 at the end of 2021.
Inventory was $2.20 billion, an increase of $289 million from the end of 2021. Days of inventory for the second quarter of 2022 were 125 compared with 116 at the end of 2021.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable rate, revolving credit facility. As of June 30, 2022, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first six months of 2022 were $3.91 billion, a decrease of $59 million from the year-ago period due to higher cash used for working capital, partially offset by higher net income.

Investing activities for the first six months of 2022 used $443 million compared with $982 million in the year-ago period. Capital expenditures were $1.04 billion compared with $694 million in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, we expect our capital expenditures to be higher than historical levels. Short-term investments provided cash of $525 million compared with using cash of $279 million in the year-ago period.
Financing activities for the first six months of 2022 used $4.30 billion compared with $2.45 billion in the year-ago period. In 2022, we retired maturing debt of $500 million compared with $550 million in the year-ago period. Dividends paid were $2.12 billion compared with $1.88 billion in the year-ago period, reflecting an increased dividend rate. We used $1.77 billion to repurchase 10.7 million shares of our common stock compared with $246 million used in the year-ago period to repurchase 1.4 million shares. Employee exercises of stock options provided cash proceeds of $113 million compared with $250 million in the year-ago period.
We had $3.80 billion of cash and cash equivalents and $4.59 billion of short-term investments as of June 30, 2022. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2022	2021	Change
Cash flow from operations (GAAP)	$8,697	$7,539	15%
Capital expenditures	(2,808)	(1,052)
Free cash flow (non-GAAP)	$5,889	$6,487	(9)%

Revenue	$19,592	$16,762

Cash flow from operations as a percentage of revenue (GAAP)	44.4%	45.0%
Free cash flow as a percentage of revenue (non-GAAP)	30.1%	38.7%

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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2022 through April 30, 2022	321,257		$171.86		321,257	$9.46	billion
May 1, 2022 through May 31, 2022	2,769,034		169.57		2,764,737	8.99	billion
June 1, 2022 through June 30, 2022	4,723,935		157.07		4,723,935	8.25	billion
Total	7,814,226	(b)	$162.11	(b)	7,809,929	$8.25	billion (c)

(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $12.0 billion of additional shares of TI common stock announced September 20, 2018.

(b)In addition to open-market purchases, 4,297 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of June 30, 2022, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018. No expiration date has been specified for this authorization.

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

Date: July 27, 2022