Form 10-Q
period 2022-09-30
TEXAS INSTRUMENTS INC
filed 2022-10-26
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
907,571,712
Number of shares of Registrant’s common stock outstanding as of
October 18, 2022

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(In millions, except per-share amounts)	2022	2021	2022	2021
Revenue	$5,241	$4,643	$15,358	$13,512
Cost of revenue (COR)	1,624	1,491	4,674	4,486
Gross profit	3,617	3,152	10,684	9,026
Research and development (R&D)	431	388	1,236	1,165
Selling, general and administrative (SG&A)	431	412	1,275	1,262
Acquisition charges	—	47	—	142
Restructuring charges/other	77	—	209	—
Operating profit	2,678	2,305	7,964	6,457
Other income (expense), net (OI&E)	33	15	55	134
Interest and debt expense	53	45	154	135
Income before income taxes	2,658	2,275	7,865	6,456
Provision for income taxes	363	328	1,078	825
Net income	$2,295	$1,947	$6,787	$5,631

Earnings per common share (EPS):
Basic	$2.50	$2.10	$7.35	$6.08
Diluted	$2.47	$2.07	$7.27	$5.99

Average shares outstanding:
Basic	913	923	919	923
Diluted	923	936	929	936

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$2,295	$1,947	$6,787	$5,631
Income allocated to RSUs	(11)	(9)	(30)	(24)
Income allocated to common stock for diluted EPS	$2,284	$1,938	$6,757	$5,607

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Net income	$2,295	$1,947	$6,787	$5,631
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($4) and ($1); $2 and ($8)	11	3	(23)	24
Recognized within net income, net of tax effect of ($4) and ($2); ($9) and ($7)	15	8	33	24
Prior service credit of defined benefit plans:
Adjustments, net of tax effect of $0 and $0; $0 and $0	1	—	1	—
Recognized within net income, net of tax effect of $0 and $0; $0 and $0	(1)	(1)	(1)	(1)
Derivative instruments:
Change in fair value, net of tax effect of $0 and $0; $0 and $0	1	—	1	—
Available-for-sale investments:
Unrealized losses, net of tax effect of $0 and $0; $2 and $0	(1)	—	(8)	—
Other comprehensive income (loss), net of taxes	26	10	3	47
Total comprehensive income	$2,321	$1,957	$6,790	$5,678

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	September 30,	December 31,
Consolidated Balance Sheets	2022	2021
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$3,169	$4,631
Short-term investments	5,921	5,108
Accounts receivable, net of allowances of ($10) and ($8)	2,040	1,701
Raw materials	333	245
Work in process	1,347	1,067
Finished goods	724	598
Inventories	2,404	1,910
Prepaid expenses and other current assets	238	335
Total current assets	13,772	13,685
Property, plant and equipment at cost	9,491	7,858
Accumulated depreciation	(3,006)	(2,717)
Property, plant and equipment	6,485	5,141
Goodwill	4,362	4,362
Deferred tax assets	291	263
Capitalized software licenses	75	85
Overfunded retirement plans	273	392
Other long-term assets	799	748
Total assets	$26,057	$24,676

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$499	$500
Accounts payable	780	571
Accrued compensation	662	775
Income taxes payable	123	121
Accrued expenses and other liabilities	734	602
Total current liabilities	2,798	2,569
Long-term debt	7,438	7,241
Underfunded retirement plans	69	79
Deferred tax liabilities	92	87
Other long-term liabilities	1,153	1,367
Total liabilities	11,550	11,343
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	2,877	2,630
Retained earnings	49,519	45,919
Treasury common stock at cost
Shares: September 30, 2022 – 831; December 31, 2021 – 817	(39,476)	(36,800)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(154)	(157)
Total stockholders’ equity	14,507	13,333
Total liabilities and stockholders’ equity	$26,057	$24,676

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$6,787	$5,631
Adjustments to net income:
Depreciation	676	555
Amortization of acquisition-related intangibles	—	142
Amortization of capitalized software	40	44
Stock compensation	227	180
Gains on sales of assets	(3)	(7)
Deferred taxes	(18)	19
Increase (decrease) from changes in:
Accounts receivable	(339)	(239)
Inventories	(494)	92
Prepaid expenses and other current assets	45	99
Accounts payable and accrued expenses	72	87
Accrued compensation	(114)	(103)
Income taxes payable	26	(54)
Changes in funded status of retirement plans	126	48
Other	(353)	(95)
Cash flows from operating activities	6,678	6,399

Cash flows from investing activities
Capital expenditures	(1,830)	(1,180)
Proceeds from asset sales	3	7
Purchases of short-term investments	(10,795)	(6,427)
Proceeds from short-term investments	10,007	5,770
Other	59	(36)
Cash flows from investing activities	(2,556)	(1,866)

Cash flows from financing activities
Proceeds from issuance of long-term debt	695	1,495
Repayment of debt	(500)	(550)
Dividends paid	(3,174)	(2,824)
Stock repurchases	(2,767)	(385)
Proceeds from common stock transactions	191	325
Other	(29)	(38)
Cash flows from financing activities	(5,584)	(1,977)

Net change in cash and cash equivalents	(1,462)	2,556
Cash and cash equivalents at beginning of period	4,631	3,107
Cash and cash equivalents at end of period	$3,169	$5,663

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
Segment information

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Analog	$3,993	$3,548	$11,801	$10,292
Embedded Processing	821	738	2,424	2,285
Other	427	357	1,133	935
Total revenue	$5,241	$4,643	$15,358	$13,512

Operating profit:
Analog	$2,185	$1,871	$6,561	$5,295
Embedded Processing	321	282	960	881
Other (a)	172	152	443	281
Total operating profit	$2,678	$2,305	$7,964	$6,457
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

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
United States	$694	$515	$1,765	$1,437
Asia (a)	3,135	3,082	9,733	8,933
Europe, Middle East and Africa	942	683	2,578	2,061
Japan	310	242	849	716
Rest of world	160	121	433	365
Total revenue	$5,241	$4,643	$15,358	$13,512
(a)Revenue from products shipped into China was $2.4 billion and $2.5 billion in the third quarters of 2022 and 2021, respectively, and $7.7 billion and $7.3 billion in the first nine months of 2022 and 2021, respectively, which includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2022 and 2021, and the Consolidated Balance Sheet as of September 30, 2022, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2021. Certain amounts in prior periods' financial statements have been reclassified to conform to the current presentation. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended September 30,
	2022			2021
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$2,295			$1,947
Income allocated to RSUs	(11)			(9)
Income allocated to common stock	$2,284	913	$2.50	$1,938	923	$2.10
Dilutive effect of stock compensation plans		10			13

Diluted EPS:
Net income	$2,295			$1,947
Income allocated to RSUs	(11)			(9)
Income allocated to common stock	$2,284	923	$2.47	$1,938	936	$2.07

	For Nine Months Ended September 30,
	2022			2021
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$6,787			$5,631
Income allocated to RSUs	(30)			(23)
Income allocated to common stock	$6,757	919	$7.35	$5,608	923	$6.08
Dilutive effect of stock compensation plans		10			13

Diluted EPS:
Net income	$6,787			$5,631
Income allocated to RSUs	(30)			(24)
Income allocated to common stock	$6,757	929	$7.27	$5,607	936	$5.99
Potentially dilutive securities representing 6 million and 2 million shares of common stock that were outstanding during the third quarters of 2022 and 2021, respectively, and 5 million and 3 million shares outstanding during the first nine months of 2022 and 2021, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of September 30, 2022. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of September 30, 2022, the carrying value of long-term debt, including the current portion, was $7.94 billion, and the estimated fair value was $6.91 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Taxes calculated using the estimated annual effective tax rate	$391	$337	$1,147	$934
Discrete tax items	(28)	(9)	(69)	(109)
Provision for income taxes	$363	$328	$1,078	$825

Effective tax rate	14%	14%	14%	13%
The effective tax rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA), which introduces a new 15% corporate minimum tax effective January 1, 2023, based on adjusted financial statement income. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	September 30, 2022			December 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$1,043	$—	$—	$1,824	$—	$—
Corporate obligations	596	1,272	—	1,060	1,070	—
U.S. government and agency securities	798	4,301	—	642	3,388	—
Non-U.S. government and agency securities	50	348	—	300	650	—
Mutual funds	—	—	11	—	—	16
Total	2,487	5,921	11	3,826	5,108	16

Other measurement basis:
Equity-method investments	—	—	21	—	—	42
Non-marketable investments	—	—	5	—	—	4
Cash on hand	682	—	—	805	—	—
Total	$3,169	$5,921	$37	$4,631	$5,108	$62
As of September 30, 2022, and December 31, 2021, unrealized gains and losses associated with our available-for-sale investments were not material. We did not recognize any credit losses related to available-for-sale investments for the first nine months of 2022 and 2021.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $3.03 billion and $1.32 billion for the third quarters of 2022 and 2021, respectively, and $10.01 billion and $5.77 billion for the first nine months of 2022 and 2021, respectively. Gross realized gains and losses from these sales were not material.
The following table presents the aggregate maturities of our available-for-sale debt investments as of September 30, 2022:

Fair Value
One year or less	$7,292
One to two years	73
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of September 30, 2022, our Level 3 assets and liabilities were not material. As of December 31, 2021, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,043	$—	$1,043	$1,824	$—	$1,824
Corporate obligations	—	1,868	1,868	—	2,130	2,130
U.S. government and agency securities	5,099	—	5,099	3,629	401	4,030
Non-U.S. government and agency securities	—	398	398	—	950	950
Mutual funds	11	—	11	16	—	16
Total assets	$6,153	$2,266	$8,419	$5,469	$3,481	$8,950

Liabilities:
Deferred compensation	$310	$—	$310	$395	$—	$395
Total liabilities	$310	$—	$310	$395	$—	$395

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2022	2021	2022	2021	2022	2021
Service cost	$4	$5	$1	$—	$6	$9
Interest cost	8	8	3	3	7	9
Expected return on plan assets	(6)	(8)	(3)	(2)	(15)	(20)
Recognized net actuarial loss	1	3	—	—	1	2
Amortization of prior service cost (credit)	—	—	(1)	(1)	—	—
Net periodic benefit costs	7	8	—	—	(1)	—
Settlement losses	16	4	—	—	1	1
Total, including other postretirement losses	$23	$12	$—	$—	$—	$1

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021
Service cost	$12	$16	$2	$2	$19	$27
Interest cost	20	23	8	8	26	28
Expected return on plan assets	(22)	(25)	(9)	(8)	(50)	(61)
Recognized net actuarial loss	2	11	—	—	1	6
Amortization of prior service cost (credit)	—	—	(1)	(1)	—	—
Net periodic benefit costs	12	25	—	1	(4)	—
Settlement losses	29	12	—	—	10	2
Total, including other postretirement losses	$41	$37	$—	$1	$6	$2
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to support commercial paper borrowings, if any, and to provide additional liquidity through bank loans. As of September 30, 2022, we had a variable-rate revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2023. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of September 30, 2022, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In August 2022, we issued two series of senior unsecured notes for an aggregate principal amount of $700 million, consisting of $400 million of 3.65% notes due in 2032 and $300 million of 4.10% notes due in 2052. We incurred $3 million of issuance and other related costs. The proceeds of the offering were $695 million, net of the original issuance discounts, which will be used for general corporate purposes.
In April 2022, we retired $500 million of maturing debt.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	September 30,	December 31,
	2022	2021
Notes due 2022 at 1.85%	$—	$500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 2.90%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	—
Total debt	8,000	7,800
Net unamortized discounts, premiums and issuance costs	(63)	(59)
Total debt, including net unamortized discounts, premiums and issuance costs	7,937	7,741
Current portion of long-term debt	(499)	(500)
Long-term debt	$7,438	$7,241
Interest and debt expense was $53 million and $45 million for the third quarters of 2022 and 2021, respectively, and $154 million and $135 million for the first nine months of 2022 and 2021, respectively. This was net of the amortized discounts, premiums, issuance and other related costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2021	$1,741	$2,630	$45,919	$(36,800)	$(157)

2022
Net income	—	—	2,201	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,063)	—	—
Common stock issued for stock-based awards	—	(36)	—	93	—
Stock repurchases	—	—	—	(584)	—
Stock compensation	—	74	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	4
Dividend equivalents on RSUs	—	—	(5)	—	—
Other	—	(1)	1	—	—
Balance, March 31, 2022	1,741	2,667	47,053	(37,291)	(153)

Net income	—	—	2,291	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,060)	—	—
Common stock issued for stock-based awards	—	31	—	25	—
Stock repurchases	—	—	—	(1,266)	—
Stock compensation	—	85	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(27)
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, June 30, 2022	1,741	2,783	48,280	(38,532)	(180)

Net income	—	—	2,295	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,051)	—	—
Common stock issued for stock-based awards	—	26	—	52	—
Stock repurchases	—	—	—	(996)	—
Stock compensation	—	68	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	26
Dividend equivalents on RSUs	—	—	(5)	—	—
Balance, September 30, 2022	$1,741	$2,877	$49,519	$(39,476)	$(154)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2020	$1,741	$2,333	$42,051	$(36,578)	$(360)

2021
Net income	—	—	1,753	—	—
Dividends declared and paid ($1.02 per share)	—	—	(940)	—	—
Common stock issued for stock-based awards	—	(3)	—	199	—
Stock repurchases	—	—	—	(100)	—
Stock compensation	—	61	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	13
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, March 31, 2021	1,741	2,391	42,860	(36,479)	(347)

Net income	—	—	1,931	—	—
Dividends declared and paid ($1.02 per share)	—	—	(942)	—	—
Common stock issued for stock-based awards	—	25	—	29	—
Stock repurchases	—	—	—	(146)	—
Stock compensation	—	69	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	24
Dividend equivalents on RSUs	—	—	(4)	—	—
Other	—	—	1	—	—
Balance, June 30, 2021	1,741	2,485	43,846	(36,596)	(323)

Net income	—	—	1,947	—	—
Dividends declared and paid ($1.02 per share)	—	—	(942)	—	—
Common stock issued for stock-based awards	—	27	—	48	—
Stock repurchases	—	—	—	(139)	—
Stock compensation	—	50	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	10
Dividend equivalents on RSUs	—	—	(3)	—	—
Other	—	1	(1)	—	—
Balance, September 30, 2021	$1,741	$2,563	$44,847	$(36,687)	$(313)
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
During the third quarter and first nine months of 2022, restructuring charges/other included $77 million and $209 million, respectively, related to integration charges at our Lehi, Utah, manufacturing facility. These costs are included in Other for segment reporting purposes.
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the third quarters and first nine months of 2022 and 2021. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Nine Months Ended		Impact to Related Statement of Income Lines
	September 30,		September 30,
	2022	2021	2022	2021
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$19	$10	$42	$31	Decrease to OI&E
Tax effect	(4)	(2)	(9)	(7)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$15	$8	$33	$24	Decrease to net income

Prior service credit of defined benefit plans:
Amortization of prior service credit (a)	$(1)	$(1)	$(1)	$(1)	Increase to OI&E
Tax effect	—	—	—	—	Increase to provision for income taxes
Recognized within net income, net of taxes	$(1)	$(1)	$(1)	$(1)	Increase to net income
(a)Detailed in Note 5
Stock compensation
During the third quarter and first nine months of 2022, 1 million and 3 million shares, respectively, were issued from treasury related to stock compensation.

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
In August 2022, the U.S. government enacted the U.S. CHIPS and Science Act (CHIPS Act). The CHIPS Act provides funding for manufacturing grants and research investments, and it establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. We are currently evaluating the benefit we will receive from the CHIPS Act.
Performance summary
Our third quarter revenue was $5.24 billion, net income was $2.30 billion and earnings per share (EPS) were $2.47.
Revenue increased 1% sequentially and increased 13% from the same quarter a year ago, about as expected. During the quarter we experienced expected weakness in personal electronics and expanding weakness across industrial.
Our cash flow from operations of $9.0 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the same period was $5.9 billion and 29% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-millimeter production.
Over the past 12 months we invested $3.3 billion in R&D and SG&A, invested $3.1 billion in capital expenditures and returned $7.1 billion to shareholders.
Results of operations – third quarter 2022 compared with third quarter 2021
Revenue of $5.24 billion increased $598 million, or 13%, primarily due to higher revenue from Analog and, to a lesser extent, Embedded Processing. This increase benefited from higher prices and the mix of products shipped.
Gross profit of $3.62 billion was up $465 million, or 15%, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 69.0% from 67.9%.
Operating expenses (R&D and SG&A) were $862 million compared with $800 million.
Restructuring charges/other was $77 million due to integration charges at our Lehi, Utah, manufacturing facility.
Operating profit was $2.68 billion, or 51.1% of revenue, compared with $2.31 billion, or 49.6% of revenue.
OI&E was $33 million of income compared with $15 million of income.
Our provision for income taxes was $363 million compared with $328 million. This increase was due to higher income before income taxes, partially offset by higher discrete tax benefits.
Net income was $2.30 billion compared with $1.95 billion. EPS was $2.47 compared with $2.07.

Third quarter 2022 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q3 2022	Q3 2021	Change
Revenue	$3,993	$3,548	13%
Operating profit	2,185	1,871	17%
Operating profit % of revenue	54.7%	52.7%
Analog revenue increased in both product lines, led by Signal Chain. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q3 2022	Q3 2021	Change
Revenue	$821	$738	11%
Operating profit	321	282	14%
Operating profit % of revenue	39.1%	38.2%
Embedded Processing revenue increased. Operating profit increased due to higher revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q3 2022	Q3 2021	Change
Revenue	$427	$357	20%
Operating profit*	172	152	13%
Operating profit % of revenue	40.3%	42.6%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $70 million, and operating profit increased $20 million.
Results of operations – first nine months of 2022 compared with first nine months of 2021
Revenue of $15.36 billion increased $1.85 billion, or 14%, primarily due to higher revenue from Analog and, to a lesser extent, Embedded Processing. This increase benefited from higher prices and the mix of products shipped.
Gross profit of $10.68 billion was up $1.66 billion, or 18%, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 69.6% from 66.8%.
Operating expenses were $2.51 billion compared with $2.43 billion.
Restructuring charges/other was $209 million due to integration charges at our Lehi, Utah, manufacturing facility.
Operating profit was $7.96 billion, or 51.9% of revenue, compared with $6.46 billion, or 47.8% of revenue.
OI&E was $55 million of income compared with $134 million of income.
Our provision for income taxes was $1.08 billion compared with $825 million. This increase was due to higher income before income taxes and lower discrete tax benefits.
Net income was $6.79 billion compared with $5.63 billion. EPS was $7.27 compared with $5.99.

Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2022	YTD 2021	Change
Revenue	$11,801	$10,292	15%
Operating profit	6,561	5,295	24%
Operating profit % of revenue	55.6%	51.4%
Analog revenue increased in both product lines, led by Signal Chain. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing

	YTD 2022	YTD 2021	Change
Revenue	$2,424	$2,285	6%
Operating profit	960	881	9%
Operating profit % of revenue	39.6%	38.6%
Embedded Processing revenue increased. Operating profit increased primarily due to higher revenue and associated gross profit.
Other

	YTD 2022	YTD 2021	Change
Revenue	$1,133	$935	21%
Operating profit*	443	281	58%
Operating profit % of revenue	39.1%	30.1%
* Includes acquisition charges and restructuring charges/other
Other revenue increased $198 million, and operating profit increased $162 million.
Financial condition
At the end of the third quarter of 2022, total cash (cash and cash equivalents plus short-term investments) was $9.09 billion, a decrease of $649 million from the end of 2021.
Accounts receivable were $2.04 billion, an increase of $339 million compared with the end of 2021. Days sales outstanding for the third quarter of 2022 were 35 compared with 32 at the end of 2021.
Inventory was $2.40 billion, an increase of $494 million from the end of 2021. Days of inventory for the third quarter of 2022 were 133 compared with 116 at the end of 2021.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of September 30, 2022, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first nine months of 2022 were $6.68 billion, an increase of $279 million from the year-ago period due to higher net income, partially offset by higher cash used for working capital.
Investing activities for the first nine months of 2022 used $2.56 billion compared with $1.87 billion in the year-ago period. Capital expenditures were $1.83 billion compared with $1.18 billion in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments used cash of $788 million compared with $657 million in the year-ago period.

As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, we expect our capital expenditures to be higher than historical levels. For qualifying capital expenditures in the U.S., we expect to receive the cash benefit associated with the 25% investment tax credit that was established under the CHIPS Act in future periods.
Financing activities for the first nine months of 2022 used $5.58 billion compared with $1.98 billion in the year-ago period. In 2022, we received net proceeds of $695 million from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. In the year-ago period, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $550 million. Dividends paid were $3.17 billion compared with $2.82 billion in the year-ago period, reflecting an increased dividend rate. We used $2.77 billion to repurchase 16.8 million shares of our common stock compared with $385 million used in the year-ago period to repurchase 2.1 million shares. Employee exercises of stock options provided cash proceeds of $191 million compared with $325 million in the year-ago period.
In September 2022, we announced we would increase our dividend rate by 8% and also increased our share repurchase authorizations by $15 billion.
We had $3.17 billion of cash and cash equivalents and $5.92 billion of short-term investments as of September 30, 2022. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2022	2021	Change
Cash flow from operations (GAAP)	$9,035	$8,524	6%
Capital expenditures	(3,112)	(1,392)
Free cash flow (non-GAAP)	$5,923	$7,132	(17)%

Revenue	$20,190	$17,588

Cash flow from operations as a percentage of revenue (GAAP)	44.7%	48.5%
Free cash flow as a percentage of revenue (non-GAAP)	29.3%	40.6%

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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2022 through July 31, 2022	1,345,768		$149.72		1,345,768	$8.05	billion
August 1, 2022 through August 31, 2022	1,310,171		173.58		1,294,507	7.82	billion
September 1, 2022 through September 30, 2022	3,488,206		163.18		3,488,206	22.25	billion
Total	6,144,145	(b)	$162.45	(b)	6,128,481	$22.25	billion (c)

(a)All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $12.0 billion of additional shares of TI common stock announced September 20, 2018.

(b)In addition to open-market purchases, 15,664 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of September 30, 2022, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed January 26, 2022).
4(a)	Officers’ Certificate, dated August 16, 2022 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed August 16, 2022).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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

Date: October 26, 2022