Form 10-K
period 2022-12-31
TEXAS INSTRUMENTS INC
filed 2023-02-03
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $140,429,302,063 as of June 30, 2022.
906,205,795 (Number of shares of common stock outstanding as of January 24, 2023)
Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2023 annual meeting of stockholders.

PART I
ITEM 1. Business
We design and manufacture semiconductors that we sell to electronics designers and manufacturers all over the world. Our operations began in 1930, and we are incorporated in Delaware. With headquarters in Dallas, Texas, we have design, manufacturing or sales operations in more than 30 countries. Our two reportable segments are Analog and Embedded Processing, and we report the results of our remaining business activities in Other. In 2022, we generated $20.03 billion of revenue.
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
As engineers, we are fortunate to work on exciting technology which helps our customers innovate to create a better world. Technology is the foundation of our company, but ultimately, our objective and the best metric for owners to measure our progress is through the growth of free cash flow per share over the long term.
Our strategy to maximize long-term free cash flow per share growth has three elements:
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
The second element of our strategy to maximize free cash flow per share growth is disciplined allocation of capital. This spans how we select R&D projects, develop new capabilities like TI.com, invest in new manufacturing capacity or how we think about acquisitions and returning cash to our owners. Over a 10-year period from 2013 to 2022, we allocated $87 billion, which reinforces the importance of discipline in capital allocation. The largest allocation over this period was to drive organic growth, which includes investments in R&D, sales and marketing, capital expenditures and working capital for inventory. In this period, we allocated just over $10 billion to capital expenditures. Going forward, we expect increased capital expenditures to be the largest driver of free cash flow growth over the next 10 to 15 years. Beyond that, we also allocated capital to dividends and share repurchases. Dividends are designed to appeal to a broad set of investors, and share repurchases are made with the goal of the accretive capture of future free cash flow for long-term investors. Lastly, for inorganic growth, we allocate to acquisitions that meet our financial and strategic objectives.
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
Analog
Our Analog segment generated $15.36 billion of revenue in 2022. Analog semiconductors change real-world signals, such as sound, temperature, pressure or images, by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as embedded processors. Analog semiconductors are also used to manage power in all electronic equipment by converting, distributing, storing, discharging, isolating and measuring electrical energy, whether the equipment is plugged into a wall or using a battery. As the digitization of electronics continues, there is a growing need and opportunity for analog chips to provide the power to run devices and the critical interfaces with human beings, the real world and other electronic devices. Our Analog products are used in many markets, particularly industrial, automotive and personal electronics.
Sales of our Analog products generated about 77% of our revenue in 2022.
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
Embedded Processing
Our Embedded Processing segment generated $3.26 billion of revenue in 2022. Embedded Processing products are the digital “brains” of many types of electronic equipment. They are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. Our devices vary from simple, low-cost microcontrollers used in applications such as electric toothbrushes to highly specialized, complex devices such as motor control. Our Embedded Processing products are used in many markets, particularly industrial and automotive.
An important characteristic of our Embedded Processing products is that our customers often invest their own research and development (R&D) to write software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to reuse software from one product generation to the next.

Sales of Embedded Processing products generated about 16% of our revenue in 2022.
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
Other
We report the results of our remaining business activities in Other, which includes operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments. Other generated $1.41 billion of revenue in 2022 and includes revenue from DLP® products (primarily used to project high-definition images), calculators and certain custom semiconductors known as application-specific integrated circuits (ASICs).
In Other, we also include items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include acquisition, integration and restructuring charges, as well as certain corporate-level items, such as litigation expenses, environmental costs and gains and losses from other activities, including asset dispositions.

Markets for our products
The table below lists the major markets for our products in 2022 and the estimated percentage of our 2022 revenue that the market represented. The chart also lists, in declining order of our revenue, the sectors within each market.

Market	Sector
Industrial	Factory automation & control
(40% of TI revenue)	Grid infrastructure
Medical
Building automation
Test & measurement
Aerospace & defense
Appliances
Motor drives
Power delivery
Pro audio, video & signage
Industrial transport
Retail automation & payment
Lighting
Automotive	Infotainment & cluster
(25% of TI revenue)	Hybrid, electric & powertrain systems
Advanced driver assistance systems (ADAS)
Body electronics & lighting
Passive safety
Personal electronics	PC & notebooks
(20% of TI revenue)	Mobile phones
Portable electronics
TV
Connected peripherals & printers
Home theater & entertainment
Tablets
Wearables (non-medical)
Gaming
Data storage
Communications equipment	Wireless infrastructure
(7% of TI revenue)	Wired networking
Broadband fixed line access
Datacom module
Enterprise systems	Data center & enterprise computing
(6% of TI revenue)	Enterprise projectors
Enterprise machine
Other (calculators and other)
(2% of TI revenue)
Market characteristics
Competitive landscape
Despite consolidation, the analog and embedded processing markets remain highly fragmented. As a result, we face significant global competition from dozens of large and small companies, including both broad-based suppliers and niche suppliers. Our competitors also include emerging companies, particularly in Asia.

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
We market and sell our products through direct sales channels, including our website and broad sales and marketing team, and, to a lesser extent, through distributors. Over the past several years, we have been investing in new capabilities to build closer direct customer relationships. As a result, in 2022 about 70% of our revenue was direct, which includes TI.com, as customers valued the convenience of purchasing online. Closer direct relationships with our customers help to strengthen our reach of market channel advantage and give us access to more customers and more of their design projects, leading to opportunities to sell more of our products into each design. Additionally, broader and deeper access gives us better insight and knowledge of customer needs.
Our investments in new and improved capabilities to directly support our customers include website and e-commerce enhancements as well as inventory consignment programs and order fulfillment services. Our TI.com e-commerce channel offers a localized online experience in many countries, with convenience features such as immediate availability, local currency, payment methods, invoicing and importer of record. Our new application programming interfaces (APIs) give customers the ability to directly access real-time inventory information about TI products from their own systems, enabling them to purchase available chips immediately to better support their supply needs, reducing cost and delays.
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

We invest in manufacturing technologies and do most of our manufacturing in-house. This strategic decision to make manufacturing and technology a core competitive advantage provides us with tangible benefits of lower manufacturing costs and greater control of our supply chain, offering our customers geopolitically dependable capacity. We have focused on creating a competitive manufacturing structural cost advantage by investing in our advanced 300-mm capacity. An unpackaged chip built on a 300-mm wafer costs about 40% less than an unpackaged chip built on a 200-mm wafer.
We continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning. Progress and investments include:
•starting production in 300-mm wafer fabrication facility RFAB2 (Richardson, Texas);
•starting production in 300-mm wafer fabrication facility LFAB (Lehi, Utah); and
•starting construction on our next two 300-mm wafer fabrication facilities in Sherman, Texas, SM1 and SM2. This North Texas site has the potential for four fabrication facilities to meet demand over time, as semiconductor growth in electronics, particularly in industrial and automotive markets, is expected to continue well into the future. SM1 production is expected to begin in 2025.
Together, these investments are designed to strengthen our manufacturing and technology competitive advantage, provide us with lower costs and greater control of our supply chain, and support growth over the next 10 to 15 years.
We assess and are careful to address potential health, safety, and environmental risks presented by our operations, including our manufacturing operations. We care for our environment and work to prevent pollution and the potential risks related to climate change. We invest to reduce emissions long-term by installing abatement devices, using alternative gases and expanding renewable energy, in addition to implementing practices such as recycling and reusing materials and properly handling hazardous and restricted substances.
We expect to continue to maintain sufficient internal manufacturing capacity to meet the majority of our production needs and to obtain manufacturing equipment to support new technology developments and revenue growth. In 2022, we sourced about 80% of our total wafers and about 60% of our assembly/test production internally. With our planned capacity expansions, we expect these percentages to increase. To supplement our internal manufacturing capacity, we selectively use the capacity of outside suppliers, commonly known as foundries and subcontractors.
Inventory
Our objectives for inventory are to maintain high levels of customer service, maintain stable and competitive lead times, minimize inventory obsolescence and improve manufacturing asset utilization. To meet these objectives and to allow greater flexibility in periods of high demand, our strategy is to build ahead of demand our broad-based products that are used across a diverse set of applications and customers and have low risk of obsolescence. Inventory levels will vary based on market conditions and seasonality. As a result, we expect to increase our inventory levels over time.
Raw materials
We source materials, parts and supplies from a diverse set of suppliers globally. The materials, parts and supplies essential to our business are generally available, and we believe that such materials, parts and supplies will be available in the foreseeable future.
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

Name	Age	Position
Ahmad S. Bahai	60	Senior Vice President
Kyle M. Flessner	52	Senior Vice President
Mark S. Gary	48	Senior Vice President
Haviv Ilan *	54	Director, Executive Vice President and Chief Operating Officer
Hagop H. Kozanian	40	Senior Vice President
Shanon J. Leonard	47	Senior Vice President
Rafael R. Lizardi	50	Senior Vice President and Chief Financial Officer
Mark T. Roberts	47	Senior Vice President
Amichai Ron	45	Senior Vice President
Richard K. Templeton *	64	Director, Chairman of the Board, President and Chief Executive Officer
Cynthia Hoff Trochu	59	Senior Vice President, Secretary and General Counsel
Christine A. Witzsche	38	Senior Vice President
*On January 19, 2023, Mr. Ilan was elected by the board of directors to succeed Mr. Templeton as president and chief executive officer, effective April 1, 2023. Mr. Templeton will continue as chairman of the board.
The term of office of these officers is from the date of their election until their successor shall have been elected and qualified. All have been employees of the company for more than five years. Messrs. Templeton, Ilan and Lizardi and Ms. Trochu have served as executive officers of the company for more than five years. Messrs. Bahai, Flessner and Kozanian became executive officers of the company in 2018. Mr. Ron became an executive officer in 2019. Mr. Gary became an executive officer in 2020. Mr. Roberts and Ms. Witzsche became executive officers in 2021. Mr. Leonard became an executive officer in 2022.
Human capital management
At December 31, 2022, we had about 33,000 employees worldwide. Of those, about 90% were in R&D, sales or manufacturing. Our objective for human capital management is to recruit, develop and retain the best talent possible. As a technology and manufacturing company, our success is grounded in having strong engineering talent and a reliable factory workforce. We have a promote-from-within culture and offer training and rotation programs that provide the opportunity to quickly gain experience in different areas. In 2022, our turnover rate was 12.1%.
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
We have facilities in more than 30 countries. About 65% of our revenue comes from customers with headquarter locations outside the United States; revenue from end customers headquartered in China represents about 25% of our revenue. Alternatively, based on product shipment destination, about 90% of our revenue comes from products shipped to locations outside the United States. Certain countries where we operate have experienced, and other countries may experience, geopolitical tensions that affect global trade and macroeconomic conditions through the enactment of tariffs, import or export restrictions, trade embargoes and sanctions, restrictions on cross-border investment and other trade barriers. Geopolitical tensions may impact our ability to deliver products, support customers, receive manufacturing equipment or cause customers to seek alternate suppliers, which could adversely affect our operations and financial results.
We are exposed to political, social and economic conditions (including inflation), security risks, acts of war, terrorism or other hostile acts, health conditions and epidemics, labor conditions, climate change risks and possible disruptions in transportation, communications and information technology networks of the various countries in which we operate. In addition, our global operations expose us to periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business. The remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.
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
Breaches, disruptions or other incidents relating to our information technology systems or the systems of our customers, suppliers and other third parties could be caused by factors such as computer viruses, ransomware, malware, system failures, restricted network access, unauthorized access, terrorism, nation-state espionage, employee malfeasance, or human error. These events could, among other things, compromise our information technology networks; result in corrupt or lost data or the unauthorized release of our, our customers’ or our suppliers’ confidential or proprietary information; cause a disruption to our manufacturing and other operations; result in the release of personal data; or cause us to incur costs associated with increased protection, remediation, regulatory inquiries or penalties, or claims for damages, any of which could adversely affect our operating results and our reputation. Cybersecurity or other threats to our information technology systems or the systems of our customers, suppliers and other third parties are frequent, increasingly sophisticated and constantly evolving, thereby making them more difficult to detect, mitigate and defend against.
Our ability to successfully implement strategic, business and organizational changes could affect our business plans and results of operations.
From time to time, we undertake strategic, business and organizational changes, including acquisitions, divestitures, capital investments and restructuring actions, to support or carry out our objectives. If we do not successfully implement these changes, our business plans and operating results could be adversely affected. We may not achieve or sustain the expected growth, cost savings or other benefits of strategic, business and organizational changes, and charges associated with these actions could differ materially in amount and timing from our expectations.
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

The effects of the COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
The coronavirus (COVID-19) pandemic and related measures to curtail its spread have impacted, and may continue to impact, our operations across markets in which TI operates and those of our suppliers, customers and distributors. The extent to which the COVID-19 pandemic will continue to affect our business, results of operations and financial condition is difficult to predict and depends on numerous evolving factors including the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; appearance of new variants of COVID-19; the availability, adoption and efficacy of vaccines and treatments; and the effect of the pandemic on short- and long-term general economic conditions. We have experienced, and continue to experience, short- or long-term constrained supply or volatility in customer demand, which could materially and adversely affect our business and financial results.
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
Our continued success depends in part on the retention and recruitment of skilled personnel, as well as the effective management of succession for key employees. Skilled and experienced personnel in our industry, including engineering, management, sales, technical and staff personnel, are in high demand, and competition for their talents is intense. There can be no assurance that we will be able to successfully retain and recruit the key engineering, management and technical personnel that we require to execute our business strategy. Our ability to recruit internationally or deploy employees to various locations may be limited by immigration laws and policies, including changes to, or the administration or interpretation of, those laws and policies.
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
In 2022, about 30% of our revenue was generated from sales of our products through distributors. Our distributors carry competing product lines, and our sales could be affected if semiconductor distributors promote competing products over our products. Moreover, our results of operations could be affected if our distributors suffer financial difficulties that result in their inability to pay amounts owed to us. Disputes with current or former distributors could be disruptive or harmful to our business.
Our margins vary.
Our profit margins vary due to a number of factors, which may include customer demand and shipment volume; capital expenditures and resulting depreciation; our manufacturing processes; product mix; inventory levels; tariffs; freight costs; and new accounting pronouncements or changes in existing accounting practices or standards. In addition, we operate in a highly competitive market environment that might adversely affect pricing for our products. Because we own much of our manufacturing capacity, a significant portion of our operating costs is fixed. With our planned capacity expansions, we expect capital expenditures and depreciation to increase. In general, these fixed costs do not decline with reductions in customer demand or factory loadings, and can adversely affect profit margins as a result.
Legal and regulatory risks
Our operations could be affected by the complex laws, rules and regulations to which our business is subject.
We are subject to complex laws, rules and regulations on an international, national and local level that affect our domestic and international operations relating to, for example, the environment and climate change; safety; health; trade; bribery and corruption; financial reporting; tax; data privacy and protection; labor and employment; competition; facilities and code compliance; market access; epidemics; intellectual property ownership and infringement; and the movement of currency. Compliance with these laws, rules and regulations may be onerous and expensive and could restrict our ability to manufacture or ship our products and operate our business. If we do not comply or if we become subject to enforcement activity or government investigations, we could be subject to fines, penalties or other legal liability or disruptions to our operations. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.

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
We maintain bank accounts, a portfolio of investments, access to one or more revolving credit agreements and the ability to issue debt to support the financing needs of the company. Our ability to fund our operations, invest in our business, make strategic acquisitions, service our debt obligations and meet our cash return objectives depends upon continuous access to our bank and investment accounts, and may depend on access to our bank credit lines that support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected and our ability to access the capital markets or redeem our investments could be restricted.
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

	Analog	Embedded Processing
North Texas (Dallas, Richardson and Sherman)	X	X
Lehi, Utah	X	X
South Portland, Maine	X
Santa Clara, California	X
Houston, Texas		X
Tucson, Arizona	X
Chengdu, China *	X	X
Shanghai, China **	X	X
Freising, Germany	X	X
Bangalore, India *	X	X
Aizu, Japan	X	X
Miho, Japan	X	X
Kuala Lumpur, Malaysia *	X	X
Melaka, Malaysia *	X
Aguascalientes, Mexico **	X
Baguio, Philippines *	X	X
Pampanga (Clark), Philippines *	X	X
Taipei, Taiwan *	X	X
*Portions of the facilities are leased and owned. This may include land leases.
**    Leased.
Our facilities in the United States contained approximately 15.9 million square feet at December 31, 2022, of which approximately 0.3 million square feet were leased. Our facilities outside the United States contained approximately 10.3 million square feet at December 31, 2022, of which approximately 1.6 million square feet were leased.
At the end of 2022, we occupied substantially all of the space in our facilities.
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
ITEM 4. Mine safety disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities
TI common stock is quoted on The Nasdaq Global Select Market under the ticker symbol TXN. At December 31, 2022, we had 11,694 stockholders of record.
The following table contains information regarding our purchases of our common stock during the fourth quarter of 2022.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2022 through October 31, 2022	3,911,118		$155.52		3,898,320	$21.65	billion
November 1, 2022 through November 30, 2022	498,612		168.56		498,612	21.56	billion
December 1, 2022 through December 31, 2022	496,066		169.32		496,066	21.48	billion
Total	4,905,796	(b)	$158.24	(b)	4,892,998	$21.48	billion (c)
(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018 and September 15, 2022, respectively.
(b)In addition to open-market purchases, 12,798 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(c)As of December 31, 2022, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.
ITEM 6. [Reserved]

ITEM 7. Management’s discussion and analysis of financial condition and results of operations
Overview
We design and manufacture semiconductors that we sell to electronics designers and manufacturers all over the world. Technology is the foundation of our company, but ultimately, our objective and the best metric for owners to measure our progress is through the growth of free cash flow per share over the long term.
Our strategy to maximize long-term free cash flow per share growth has three elements:
1.A great business model that is focused on analog and embedded processing products and built around four sustainable competitive advantages. The four sustainable competitive advantages are powerful in combination and provide tangible benefits:
(a)     A strong foundation of manufacturing and technology that provides lower costs and greater control of our supply chain.
(b)     A broad portfolio of analog and embedded processing products that offers more opportunity per customer and more value for our investments.
(c)    The reach of our market channels that gives access to more customers and more of their design projects, leading to the opportunity to sell more of our products into each design and gives us better insight and knowledge of customer needs.
(d)    Diversity and longevity of our products, markets and customer positions that provide less single point dependency and longer returns on our investments.
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
Our results of operations provides details of our financial results for 2022 and 2021 and year-to-year comparisons between 2022 and 2021. Discussion of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The coronavirus (COVID-19) pandemic and its effects are impacting and will likely continue to impact market conditions and business operations across industries worldwide, including at TI. Therefore, we remain cautious about how the economy might behave for the next few years and continue to monitor potential impact on our operations.
After a sustained period of growth, a market correction began in 2022. As a result, demand for our products weakened, and we expect this to continue into 2023. During this time, we will continue to manage our operating plan and expenses with a steady hand as we focus on long-term investments to strengthen our competitive advantages.
Results of operations
Our strategic focus is on analog and embedded processing products. We sell our products into six end markets: industrial, automotive, personal electronics, communications equipment, enterprise systems and other. While all of these end markets represent good opportunities, we place additional strategic emphasis on designing and selling our products into the industrial and automotive markets, which we believe represent the best long-term growth opportunities. Gross margin of 68.8% reflected the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-mm production.
Our focus on analog and embedded processing allows us to generate strong cash flow from operations. Our cash flow from operations of $8.72 billion underscored the strength of our business model. Free cash flow was $5.92 billion and represented 29.6% of revenue. During 2022, we invested $3.37 billion in R&D and SG&A, invested $2.80 billion in capital expenditures and returned $7.91 billion to shareholders through dividends and stock repurchases.
Details of financial results – 2022 compared with 2021
Revenue of $20.03 billion increased $1.68 billion, or 9.2%, due to higher revenue from Analog and, to a lesser extent, Embedded Processing. This increase benefited from higher prices and the mix of products shipped.
Gross profit of $13.77 billion was up $1.40 billion, or 11.3%, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 68.8% from 67.5%.
Operating expenses (R&D and SG&A) were $3.37 billion compared with $3.22 billion, as a result of increased investments in R&D and inflation.
Restructuring charges/other was $257 million compared with $54 million due to integration charges at our Lehi, Utah, manufacturing facility in both periods, which were partially offset by gains on sales of assets in 2021. The charges associated with our Lehi facility transitioned to cost of revenue once production began in December 2022. See Note 11 to the financial statements.
Operating profit was $10.14 billion, or 50.6% of revenue, compared with $8.96 billion, or 48.8% of revenue.
Other income and expense (OI&E) was $106 million of income compared with $143 million of income. See Note 11 to the financial statements.

Interest and debt expense of $214 million increased $30 million due to the issuance of additional long-term debt. See Note 8 to the financial statements.
Our provision for income taxes was $1.28 billion compared with $1.15 billion. This increase was primarily due to higher income before income taxes and lower discrete tax benefits compared to 2021. Our effective tax rate, which includes discrete tax items, was 12.8% in 2022 compared with 12.9% in 2021. See Note 4 to the financial statements for a reconciliation of the U.S. statutory corporate tax rate to our effective tax rate.
Net income was $8.75 billion compared with $7.77 billion. EPS was $9.41 compared with $8.26.
Segment results – 2022 compared with 2021
Analog (includes Power and Signal Chain product lines)

	2022	2021	Change
Revenue	$15,359	$14,050	9%
Operating profit	8,359	7,393	13%
Operating profit % of revenue	54.4%	52.6%
Analog revenue increased in both product lines, led by Signal Chain. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	2022	2021	Change
Revenue	$3,261	$3,049	7%
Operating profit	1,253	1,174	7%
Operating profit % of revenue	38.4%	38.5%
Embedded Processing revenue increased. Operating profit increased primarily due to higher revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	2022	2021	Change
Revenue	$1,408	$1,245	13%
Operating profit *	528	393	34%
Operating profit % of revenue	37.5%	31.6%
*Includes acquisition charges and restructuring charges/other
Other revenue increased $163 million, and operating profit increased $135 million.
Financial condition
At the end of 2022, total cash (cash and cash equivalents plus short-term investments) was $9.07 billion, a decrease of $672 million from the end of 2021.
Accounts receivable were $1.90 billion, an increase of $194 million compared with the end of 2021. Days sales outstanding at the end of 2022 were 37 compared with 32 at the end of 2021.
Inventory was $2.76 billion, an increase of $847 million from the end of 2021. Days of inventory at the end of 2022 were 157 compared with 116 at the end of 2021.

Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of December 31, 2022, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for 2022 were $8.72 billion, a decrease of $36 million due to higher cash used for working capital as we continued to strategically build our inventory, offset by higher net income.
Investing activities for 2022 used $3.58 billion compared with $4.10 billion in 2021. Capital expenditures were $2.80 billion compared with $2.46 billion in 2021 and were primarily for semiconductor manufacturing equipment and facilities in both periods, including the purchase of our 300-mm semiconductor factory in Lehi, Utah, during 2021. Short-term investments used cash of $826 million in 2022 compared with $1.65 billion in 2021.
As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, our capital expenditures are expected to be higher than historical levels. In August 2022, the U.S. government enacted the U.S. CHIPS and Science Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and to apply for other incentives provided by the legislation.
Financing activities for 2022 used $6.72 billion compared with $3.14 billion in 2021. In 2022, we received net proceeds of $1.49 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. In 2021, we received net proceeds of $1.50 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $550 million. Dividends paid in 2022 were $4.30 billion compared with $3.89 billion in 2021, reflecting an increased dividend rate, partially offset by fewer shares outstanding. We used $3.62 billion to repurchase 22.2 million shares of our common stock compared with $527 million used in 2021 to repurchase 2.9 million shares. Employee exercises of stock options provided cash proceeds of $241 million compared with $377 million in 2021.
We had $3.05 billion of cash and cash equivalents and $6.02 billion of short-term investments as of December 31, 2022. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For Years Ended December 31,
	2022	2021
Cash flow from operations (GAAP)	$8,720	$8,756
Capital expenditures	(2,797)	(2,462)
Free cash flow (non-GAAP)	$5,923	$6,294

Revenue	$20,028	$18,344

Cash flow from operations as a percentage of revenue (GAAP)	43.5%	47.7%
Free cash flow as a percentage of revenue (non-GAAP)	29.6%	34.3%

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
Our balance sheet also reflects amounts remeasured from non-U.S. dollar currencies. Because most of the aggregate non-U.S. dollar balance sheet exposure is hedged by forward currency exchange contracts, which are based on year-end 2022 balances and currency exchange rates, a hypothetical 10% plus or minus fluctuation in non-U.S. currency exchange rates relative to the U.S. dollar would result in a pretax currency exchange gain or loss of approximately $3 million.
We use these forward currency exchange contracts to reduce the earnings impact that exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. As of December 31, 2022, we had forward currency exchange contracts outstanding with a notional value of $387 million to hedge net balance sheet exposures (including $118 million to sell Japanese yen, $78 million to sell British pounds and $49 million to buy Chinese yuan). Similar hedging activities existed at year-end 2021.
Interest rate risk
We have the following potential exposure to changes in interest rates: (i) the effect of changes in interest rates on the fair value of our investments in cash equivalents and short-term investments, which could produce a gain or a loss; and (ii) the effect of changes in interest rates on the fair value of our debt.
As of December 31, 2022, a hypothetical 100 basis point increase in interest rates would decrease the fair value of our investments in cash equivalents and short-term investments by about $15 million and decrease the fair value of our long-term debt by $566 million. Because interest rates on our long-term debt are fixed, changes in interest rates would not affect the cash flows associated with long-term debt.
Equity risk
Long-term investments at year-end 2022 include the following:
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
We also utilize total return swaps to economically hedge exposure to changes in liabilities related to the market risks of certain deferred compensation arrangements with employees. Gains or losses from changes in the fair value of these total return swaps generally offset the related losses or gains on the deferred compensation liabilities.

ITEM 8. Financial statements and supplementary data
List of financial statements:
•Income for each of the three years in the period ended December 31, 2022
•Comprehensive income for each of the three years in the period ended December 31, 2022
•Balance sheets as of December 31, 2022 and 2021
•Cash flows for each of the three years in the period ended December 31, 2022
•Stockholders’ equity for each of the three years in the period ended December 31, 2022
•Reports of independent registered public accounting firm (PCAOB ID: 42)
Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

Consolidated Statements of Income	For Years Ended December 31,
(In millions, except per-share amounts)	2022	2021	2020
Revenue	$20,028	$18,344	$14,461
Cost of revenue (COR)	6,257	5,968	5,192
Gross profit	13,771	12,376	9,269
Research and development (R&D)	1,670	1,554	1,530
Selling, general and administrative (SG&A)	1,704	1,666	1,623
Acquisition charges	—	142	198
Restructuring charges/other	257	54	24
Operating profit	10,140	8,960	5,894
Other income (expense), net (OI&E)	106	143	313
Interest and debt expense	214	184	190
Income before income taxes	10,032	8,919	6,017
Provision for income taxes	1,283	1,150	422
Net income	$8,749	$7,769	$5,595

Earnings per common share (EPS):
Basic	$9.51	$8.38	$6.05
Diluted	$9.41	$8.26	$5.97

Average shares outstanding:
Basic	916	923	921
Diluted	926	936	933

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$8,749	$7,769	$5,595
Income allocated to RSUs	(39)	(33)	(27)
Income allocated to common stock for diluted EPS	$8,710	$7,736	$5,568
See accompanying notes.

Consolidated Statements of Comprehensive Income	For Years Ended December 31,
(In millions)	2022	2021	2020
Net income	$8,749	$7,769	$5,595
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of $48, ($56) and $3	(155)	175	(41)
Recognized within net income, net of tax effect of ($17), ($8) and ($9)	61	29	29
Prior service cost of defined benefit plans:
Recognized within net income, net of tax effect of $0, $0 and $0	(1)	(1)	(1)
Derivative instruments:
Change in fair value, net of tax effect of $0, $0 and $0	1	—	—
Available-for-sale investments:
Unrealized losses, net of tax effect of $1, $0 and $0	(3)	—	—
Other comprehensive income (loss), net of taxes	(97)	203	(13)
Total comprehensive income	$8,652	$7,972	$5,582
See accompanying notes.

Consolidated Balance Sheets	December 31,
(In millions, except par value)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$3,050	$4,631
Short-term investments	6,017	5,108
Accounts receivable, net of allowances of ($13) and ($8)	1,895	1,701
Raw materials	353	245
Work in process	1,546	1,067
Finished goods	858	598
Inventories	2,757	1,910
Prepaid expenses and other current assets	302	335
Total current assets	14,021	13,685
Property, plant and equipment at cost	9,950	7,858
Accumulated depreciation	(3,074)	(2,717)
Property, plant and equipment	6,876	5,141
Goodwill	4,362	4,362
Deferred tax assets	473	263
Capitalized software licenses	152	85
Overfunded retirement plans	188	392
Other long-term assets	1,135	748
Total assets	$27,207	$24,676

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable	851	571
Accrued compensation	799	775
Income taxes payable	189	121
Accrued expenses and other liabilities	646	602
Total current liabilities	2,985	2,569
Long-term debt	8,235	7,241
Underfunded retirement plans	118	79
Deferred tax liabilities	66	87
Other long-term liabilities	1,226	1,367
Total liabilities	12,630	11,343
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	2,951	2,630
Retained earnings	50,353	45,919
Treasury common stock at cost
Shares: 2022 – 835; 2021 – 817	(40,214)	(36,800)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(254)	(157)
Total stockholders’ equity	14,577	13,333
Total liabilities and stockholders’ equity	$27,207	$24,676
See accompanying notes.

Consolidated Statements of Cash Flows	For Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$8,749	$7,769	$5,595
Adjustments to net income:
Depreciation	925	755	733
Amortization of acquisition-related intangibles	—	142	198
Amortization of capitalized software	54	57	61
Stock compensation	289	230	224
Gains on sales of assets	(3)	(57)	(4)
Deferred taxes	(191)	15	(137)
Increase (decrease) from changes in:
Accounts receivable	(194)	(287)	(340)
Inventories	(847)	45	46
Prepaid expenses and other current assets	6	57	(79)
Accounts payable and accrued expenses	106	33	63
Accrued compensation	22	7	63
Income taxes payable	94	(20)	(181)
Changes in funded status of retirement plans	114	62	(9)
Other	(404)	(52)	(94)
Cash flows from operating activities	8,720	8,756	6,139

Cash flows from investing activities
Capital expenditures	(2,797)	(2,462)	(649)
Proceeds from asset sales	3	75	4
Purchases of short-term investments	(14,483)	(10,124)	(5,786)
Proceeds from short-term investments	13,657	8,478	5,545
Other	37	(62)	(36)
Cash flows from investing activities	(3,583)	(4,095)	(922)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,494	1,495	1,498
Repayment of debt	(500)	(550)	(500)
Dividends paid	(4,297)	(3,886)	(3,426)
Stock repurchases	(3,615)	(527)	(2,553)
Proceeds from common stock transactions	241	377	470
Other	(41)	(46)	(36)
Cash flows from financing activities	(6,718)	(3,137)	(4,547)

Net change in cash and cash equivalents	(1,581)	1,524	670
Cash and cash equivalents at beginning of period	4,631	3,107	2,437
Cash and cash equivalents at end of period	$3,050	$4,631	$3,107
See accompanying notes.

Consolidated Statements of Stockholders’ Equity	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
(In millions, except per-share amounts)
Balance, December 31, 2019	$1,741	$2,110	$39,898	$(34,495)	$(347)

2020
Net income	—	—	5,595	—	—
Dividends declared and paid ($3.72 per share)	—	—	(3,426)	—	—
Common stock issued for stock-based awards	—	—	—	470	—
Stock repurchases	—	—	—	(2,553)	—
Stock compensation	—	224	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(13)
Dividend equivalents on RSUs	—	—	(16)	—	—
Other	—	(1)	—	—	—
Balance, December 31, 2020	1,741	2,333	42,051	(36,578)	(360)

2021
Net income	—	—	7,769	—	—
Dividends declared and paid ($4.21 per share)	—	—	(3,886)	—	—
Common stock issued for stock-based awards	—	67	—	310	—
Stock repurchases	—	—	—	(532)	—
Stock compensation	—	230	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	203
Dividend equivalents on RSUs	—	—	(15)	—	—
Balance, December 31, 2021	1,741	2,630	45,919	(36,800)	(157)

2022
Net income	—	—	8,749	—	—
Dividends declared and paid ($4.69 per share)	—	—	(4,297)	—	—
Common stock issued for stock-based awards	—	35	—	206	—
Stock repurchases	—	—	—	(3,620)	—
Stock compensation	—	289	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(97)
Dividend equivalents on RSUs	—	—	(18)	—	—
Other	—	(3)	—	—	—
Balance, December 31, 2022	$1,741	$2,951	$50,353	$(40,214)	$(254)
See accompanying notes.

Notes to financial statements
1. Description of business, including segment and geographic area information
We design and manufacture semiconductors that we sell to electronics designers and manufacturers all over the world. We have two reportable segments, Analog and Embedded Processing, each of which represents groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels. Our segments also reflect how management allocates resources and measures results.
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

Segment information

	For Years Ended December 31,
	2022	2021	2020
Revenue:
Analog	$15,359	$14,050	$10,886
Embedded Processing	3,261	3,049	2,570
Other	1,408	1,245	1,005
Total revenue	$20,028	$18,344	$14,461

Operating profit:
Analog	$8,359	$7,393	$4,912
Embedded Processing	1,253	1,174	743
Other	528	393	239
Total operating profit	$10,140	$8,960	$5,894
Geographic area information
The following geographic information is based on product shipment destination, which does not reflect end demand by geography.

	For Years Ended December 31,
	2022		2021		2020
Revenue:
United States	$2,267	11%	$1,906	10%	$1,547	11%
China (a)	9,844	49	9,998	55	7,881	54
Rest of Asia	2,633	13	2,187	12	1,660	11
Europe, Middle East and Africa	3,520	18	2,802	15	2,249	16
Japan	1,172	6	959	5	734	5
Rest of world	592	3	492	3	390	3
Total revenue	$20,028	100%	$18,344	100%	$14,461	100%
(a)Revenue from products shipped into China includes shipments to customers that manufacture in China and then export end products to their customers around the world, as well as distributors that transship inventory through China to service other countries.
The following additional geographic information includes our estimate for revenue based on the location of our end customers’ headquarters, providing a better representation of the geographic profile for where critical decisions are made.

	For Years Ended December 31,
	2022		2021		2020
Revenue:
United States	$6,609	33%	$6,237	34%	$5,205	36%
China	4,807	24	4,586	25	3,326	23
Rest of Asia	2,003	10	2,018	11	1,591	11
Europe, Middle East and Africa (a)	4,807	24	3,852	21	3,037	21
Japan	1,602	8	1,468	8	1,157	8
Rest of world	200	1	183	1	145	1
Total revenue	$20,028	100%	$18,344	100%	$14,461	100%
(a)Revenue from end customers headquartered in Germany was 11%, 9% and 9% of total revenue in 2022, 2021 and 2020, respectively.

Property, plant and equipment by geographic area, based on physical location:

	December 31,
	2022	2021
Property, plant and equipment:
United States	$5,134	$3,648
China	648	570
Rest of Asia	896	722
Europe, Middle East and Africa	44	47
Japan	121	139
Rest of world	33	15
Total property, plant and equipment	$6,876	$5,141
Major customer
One of our end customers accounted for 8%, 9% and 10% of revenue in 2022, 2021 and 2020, respectively, recognized primarily in our Analog segment. No end customer accounted for 10% or more of revenue in 2022 or 2021.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The basis of these financial statements is comparable for all periods presented herein.
The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar and share amounts in the financial statements and tables in these notes, except per-share amounts, are presented in millions unless otherwise indicated. We have reclassified certain amounts in the prior periods’ financial statements to conform to the 2022 presentation.
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
The revenue recognized is adjusted based on allowances, which are prepared on a portfolio basis using a most likely amount methodology based on analysis of historical data and contractual terms. These allowances, which are not material, generally include adjustments for pricing arrangements, product returns, incentives and credit losses. We recognize shipping fees received from customers, if any, in revenue. We include the related shipping and handling costs in cost of revenue. The majority of our customers pay these fees directly to third parties.

Advertising costs
We expense advertising and other promotional costs as incurred. This expense was $27 million, $27 million and $28 million in 2022, 2021 and 2020, respectively.
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
Lease assets represent our right to use underlying assets for the lease term, and lease liabilities represent our obligations to make lease payments over the lease term. On the commencement date, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. Operating lease expense is generally recognized on a straight-line basis over the lease term. Our lease values include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.
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

Computation and reconciliation of earnings per common share are as follows:

	For Years Ended December 31,
	2022			2021			2020
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$8,749			$7,769			$5,595
Income allocated to RSUs	(40)			(33)			(27)
Income allocated to common stock	$8,709	916	$9.51	$7,736	923	$8.38	$5,568	921	$6.05
Dilutive effect of stock compensation plans		10			13			12

Diluted EPS:
Net income	$8,749			$7,769			$5,595
Income allocated to RSUs	(39)			(33)			(27)
Income allocated to common stock	$8,710	926	$9.41	$7,736	936	$8.26	$5,568	933	$5.97
Potentially dilutive securities representing 5 million, 3 million and 4 million shares of common stock that were outstanding in 2022, 2021 and 2020 respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
•Other long-term assets – Long-term investments, which are included within other long-term assets on our Consolidated Balance Sheets, consist of mutual funds, venture capital funds and non-marketable securities.
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
Government incentives
Incentives provided by government entities are recognized when we have reasonable assurance that we will comply with the conditions of the incentive, if any, and the incentive will be received. Incentives related to the acquisition or construction of fixed assets are recognized as a reduction in the carrying amounts of the related assets and reduce depreciation expense over the useful lives of the assets. Incentives for specific operating activities are offset against the related expense in the period the expense is incurred.

In August 2022, the U.S. government enacted the U.S. CHIPS and Science Act, which provides funding for manufacturing grants and research investments, and it establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. As of December 31, 2022, we have recognized $395 million of receivables in other long-term assets with a corresponding reduction to the carrying amounts of the qualifying manufacturing assets.
Property, plant and equipment; acquisition-related intangibles; and other capitalized costs
Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Our cost basis includes certain assets acquired in business combinations that were initially recorded at fair value as of the date of acquisition. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. We amortize acquisition-related intangibles on a straight-line basis over the estimated economic life of the assets. Capitalized software licenses are generally amortized on a straight-line basis over the term of the license. Fully depreciated or amortized assets are written off against accumulated depreciation or amortization.
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
Goodwill
Goodwill is reviewed for impairment annually in the fourth quarter or more frequently if certain impairment indicators arise. We perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we elect not to use the qualitative assessment, then we perform the quantitative goodwill impairment test. See Note 11 for additional information.
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
We also have an employee stock purchase plan (ESPP) under which options are offered to all eligible employees in amounts based on a percentage of the employee’s compensation, subject to a cap. Under the plan, the option price per share is 85% of the fair market value on the exercise date. As of December 31, 2022, 32 million shares remain available for future issuance under this plan.
Total stock compensation expense recognized is as follows:

	For Years Ended December 31,
	2022	2021	2020
COR	$34	$21	$21
R&D	90	67	68
SG&A	165	134	135
Restructuring charges/other	—	8	—
Total	$289	$230	$224
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
As of December 31, 2022, total future compensation related to equity awards not yet recognized in our Consolidated Statements of Income was $440 million, which we expect to recognize over a weighted average period of 1.9 years.

Fair value methods and assumptions
We account for all awards granted under our various stock compensation plans at fair value.
We estimate the fair values for non-qualified stock options using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	For Years Ended December 31,
	2022	2021	2020
Weighted average grant date fair value, per share	$39.94	$40.78	$25.55
Weighted average assumptions used:
Expected volatility	29%	32%	26%
Expected lives (in years)	6.4	6.7	6.8
Risk-free interest rates	1.83%	0.72%	1.53%
Expected dividend yields	2.64%	2.41%	2.76%
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
Long-term incentive and director compensation plans
Stock option and RSU transactions under our long-term incentive and director compensation plans are as follows:

	Stock Options		RSUs
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding grants, December 31, 2021	25	$91.58	4	$124.80
Granted	4	$174.60	2	$174.39
Stock options exercised/RSUs vested	(4)	$67.64	(1)	$112.87
Outstanding grants, December 31, 2022 (a)	25	$105.75	5	$147.30
(a)Forfeited and expired shares were not material.

	For Years Ended December 31,
	2022	2021	2020
Weighted average grant date fair value per share for RSUs	$174.39	$176.08	$130.59
Total grant date fair value of shares vested for RSUs	$121	$115	$110
Aggregate intrinsic value of options exercised	$336	$611	$681
As of December 31, 2022, 32 million shares remain available for future issuance under these plans.
Summarized information about stock options outstanding as of December 31, 2022, is as follows:

	Stock Options Outstanding
Exercise Price Range	Number Outstanding (Shares)	Weighted Average Remaining Contractual Life (Years)
$32.48 to $193.58	25	5.3

	Options Fully Vested and Expected to Vest (a)	Options Exercisable
Options outstanding (shares)	25	17
Weighted average remaining contractual life (in years)	5.3	4.0
Weighted average exercise price per share	$105.25	$81.56
Intrinsic value (billions)	$1.54	$1.42
(a)Includes effects of expected forfeitures. Excluding the effects of expected forfeitures, the aggregate intrinsic value of stock options outstanding was $1.54 billion.
Effect on shares outstanding and treasury shares
Treasury shares were acquired in connection with the board-authorized stock repurchase program. As of December 31, 2022, $21.48 billion of stock repurchase authorizations remain, and no expiration date has been specified.
Our practice is to issue shares of common stock from treasury shares upon exercise of stock options, distribution of director deferred compensation and vesting of RSUs. The following table reflects the changes in our treasury shares:

	For Years Ended December 31,
	2022	2021	2020
Balance, January 1	817	821	809
Repurchases	22	3	23
Shares issued	(4)	(7)	(11)
Balance, December 31	835	817	821
The effects on cash flows are as follows:

	For Years Ended December 31,
	2022	2021	2020
Proceeds from common stock transactions (a)	$241	$377	$470
Tax benefit realized from stock compensation	110	175	195
(a)Net of taxes paid for employee shares withheld of $50 million, $53 million and $53 million in 2022, 2021 and 2020, respectively.
4. Income taxes
Income before income taxes is comprised of the following components:

	For Years Ended December 31,
	2022	2021	2020
U.S.	$9,122	$7,998	$5,210
Non-U.S.	910	921	807
Total	$10,032	$8,919	$6,017

Provision for income taxes is comprised of the following components:

	For Years Ended December 31,
	2022			2021			2020
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$1,235	$(223)	$1,012	$948	$(23)	$925	$357	$(122)	$235
Non-U.S.	212	32	244	169	38	207	192	(15)	177
U.S. state	27	—	27	18	—	18	10	—	10
Total	$1,474	$(191)	$1,283	$1,135	$15	$1,150	$559	$(137)	$422
Principal reconciling items from the U.S. statutory income tax rate to the effective tax rate (provision for income taxes as a percentage of income before income taxes) are as follows:

	For Years Ended December 31,
	2022	2021	2020
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign derived intangible income	(7.0)	(6.1)	(6.1)
R&D tax credit	(0.9)	(0.9)	(1.3)
Stock compensation	(0.7)	(1.5)	(2.5)
Changes in uncertain tax positions	0.1	(0.2)	(4.0)
Other	0.3	0.6	(0.1)
Effective tax rate	12.8%	12.9%	7.0%
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which introduces a new 15% corporate minimum tax based on adjusted financial statement income effective January 1, 2023, and provisions intended to mitigate climate change, including tax credit incentives for investments that reduce greenhouse gas emissions. Based on our current analysis of the provisions, this legislation will not have a material impact on our consolidated financial statements.
The earnings represented by non-cash operating assets, such as fixed assets and inventory, will continue to be permanently reinvested outside the United States. Provisions of the U.S. Tax Cuts and Jobs Act (the Tax Act), such as the one-time tax on indefinitely reinvested earnings and the global intangible low-taxed income (GILTI) tax for years beginning in 2018, eliminate any additional U.S. taxation resulting from repatriation of earnings of non-U.S. subsidiaries to the United States. Consequently, no U.S. tax provision has been made for the future remittance of these earnings. However, withholding or distribution taxes in certain non-U.S. jurisdictions will be incurred upon repatriation of available cash to the United States. A provision has been made for deferred taxes on these undistributed earnings to the extent that repatriation of the available cash to the United States is expected to result in a tax liability. As of December 31, 2022, we have no basis differences that would result in material unrecognized deferred tax liabilities.
We have made an allowable policy election to account for the effects of GILTI as a component of income tax expense in the period in which the tax is incurred.

The primary components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Capitalized R&D	$380	$—
Deferred loss and tax credit carryforwards	201	207
Accrued expenses	182	209
Stock compensation	132	110
Inventories and related reserves	88	74
Retirement costs for defined benefit and retiree health care	43	—
Other	36	40
Total deferred tax assets, before valuation allowance	1,062	640
Valuation allowance	(189)	(188)
Total deferred tax assets, after valuation allowance	873	452
Deferred tax liabilities:
Property, plant and equipment	(410)	(197)
International earnings	(35)	(38)
Retirement costs for defined benefit and retiree health care	—	(15)
Acquisition-related intangibles and fair-value adjustments	(13)	(12)
Other	(8)	(14)
Total deferred tax liabilities	(466)	(276)
Net deferred tax asset	$407	$176
The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows:

	December 31,
	2022	2021
Deferred tax assets	$473	$263
Deferred tax liabilities	(66)	(87)
Net deferred tax asset	$407	$176
We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. This assessment is based on our evaluation of relevant criteria, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and expectations for future taxable income. Valuation allowances increased $1 million in 2022, increased $9 million in 2021 and decreased $1 million in 2020. These changes had no impact to net income in 2022, 2021 or 2020.
We have no material tax loss carryforwards as of December 31, 2022.
Cash payments made for income taxes, net of refunds, were $1.48 billion, $1.20 billion and $720 million in 2022, 2021 and 2020, respectively.
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

The changes in the total amounts of uncertain tax positions are as follows:

	2022	2021	2020
Balance, January 1	$69	$89	$303
Additions based on tax positions related to the current year	3	2	3
Additions for tax positions of prior years	10	7	35
Reductions for tax positions of prior years	—	(6)	(249)
Settlements with tax authorities	—	(23)	—
Expiration of the statute of limitations for assessing taxes	—	—	(3)
Balance, December 31	$82	$69	$89

Interest income (expense) recognized in the year ended December 31	$(1)	$(5)	$39

Interest payable as of December 31	$3	$13	$8
The liability for uncertain tax positions is a component of other long-term liabilities on our Consolidated Balance Sheets.
All of the $82 million and $69 million liabilities for uncertain tax positions as of December 31, 2022 and 2021, respectively, are comprised of positions that, if recognized, would lower the effective tax rate. If these liabilities are ultimately realized, no existing deferred tax assets in 2022 or 2021 would also be realized. Reductions for tax positions of prior years in 2020 include a $249 million tax benefit for the effective settlement of a depreciation-related uncertain tax position. Accrued interest of $46 million related to this uncertain tax position was reversed and included in OI&E.
As of December 31, 2022, the statute of limitations remains open for U.S. federal tax returns for 2017 and following years. Certain tax treaty procedures for relief from double taxation remain pending for U.S. federal tax returns for the years 2015 through 2021.
In non-U.S. jurisdictions, the years open to audit represent the years still open under the statute of limitations. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years before 2012.
5. Financial instruments and risk concentration
Financial instruments
We hold derivative financial instruments such as forward foreign currency exchange contracts, the fair value of which was not material as of December 31, 2022. Our forward foreign currency exchange contracts outstanding as of December 31, 2022, had a notional value of $387 million to hedge our non-U.S. dollar net balance sheet exposures, including $118 million to sell Japanese yen, $78 million to sell British pounds and $49 million to buy Chinese yuan.
Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. Our postretirement plan assets are carried at fair value or net asset value per share. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of December 31, 2022, the carrying value of long-term debt, including the current portion, was $8.74 billion, and the estimated fair value was $7.86 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 6 for a description of fair value and the definition of Level 2 inputs.

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
Accounts receivable allowances changed to reflect amounts charged (credited) to operating results by $5 million, ($3) million and $3 million in 2022, 2021 and 2020, respectively.
6. Valuation of debt and equity investments and certain liabilities
Investments measured at fair value
Money market funds, debt investments and mutual funds are stated at fair value, which is generally based on market prices or broker quotes. We classify all debt investments as available-for-sale. See Fair-value considerations. Unrealized gains and losses are recorded as an increase or decrease, net of taxes, in AOCI on our Consolidated Balance Sheets, and any credit losses are recorded as an allowance for credit losses with an offset recognized in OI&E in our Consolidated Statements of Income.
Our mutual funds hold a variety of debt and equity investments intended to generate returns that offset changes in certain deferred compensation liabilities. We record changes in the fair value of these mutual funds and the related deferred compensation liabilities in SG&A.
Other investments
Our other investments include equity-method investments and non-marketable investments, which are not measured at fair value. These investments consist of interests in venture capital funds and other non-marketable securities. Gains and losses from equity-method investments are recognized in OI&E based on our ownership share of the investee’s financial results.
Non-marketable securities are measured at cost with adjustments for observable changes in price or impairments. Gains and losses on non-marketable investments are recognized in OI&E.

Details of our investments are as follows:

	December 31, 2022			December 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$1,238	$—	$—	$1,824	$—	$—
Corporate obligations	276	1,535	—	1,060	1,070	—
U.S. government and agency securities	680	4,234	—	642	3,388	—
Non-U.S. government and agency securities	149	248	—	300	650	—
Mutual funds	—	—	11	—	—	16
Total	2,343	6,017	11	3,826	5,108	16

Other measurement basis:
Equity-method investments	—	—	18	—	—	42
Non-marketable investments	—	—	5	—	—	4
Cash on hand	707	—	—	805	—	—
Total	$3,050	$6,017	$34	$4,631	$5,108	$62
As of December 31, 2022 and 2021, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments in 2022, 2021 or 2020.
The following table presents the aggregate maturities of our debt investments as of December 31, 2022:

Fair Value
One year or less	$7,049
One to two years	73
In 2022, 2021 and 2020, the proceeds from sales, redemptions and maturities of short-term debt investments were $13.66 billion, $8.48 billion and $5.29 billion, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of December 31, 2022 and 2021, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,238	$—	$1,238	$1,824	$—	$1,824
Corporate obligations	—	1,811	1,811	—	2,130	2,130
U.S. government and agency securities	4,914	—	4,914	3,629	401	4,030
Non-U.S. government and agency securities	—	397	397	—	950	950
Mutual funds	11	—	11	16	—	16
Total assets	$6,163	$2,208	$8,371	$5,469	$3,481	$8,950

Liabilities:
Deferred compensation	$326	$—	$326	$395	$—	$395
Total liabilities	$326	$—	$326	$395	$—	$395
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

As of December 31, 2022 and 2021, as a result of employees’ elections, TI’s U.S. defined contribution plans held shares of TI common stock totaling 6 million shares in both periods valued at $940 million and $1.16 billion, respectively. Dividends paid on these shares in 2022 and 2021 were $28 million and $27 million, respectively. Effective April 1, 2016, the TI common stock fund was frozen to new contributions or transfers into the fund.
Our aggregate expense for the U.S. defined contribution plans was $70 million in 2022, $63 million in 2021 and $61 million in 2020.
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
As of December 31, 2022 and 2021, as a result of employees’ elections, TI’s non-U.S. defined contribution plans held TI common stock valued at $33 million and $38 million, respectively. Dividends paid on these shares of TI common stock in 2022 and 2021 were not material.
Effects on our Consolidated Statements of Income and Balance Sheets
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit			U.S. Retiree Health Care			Non-U.S. Defined Benefit
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$15	$21	$18	$3	$3	$3	$25	$36	$34
Interest cost	29	30	31	11	10	13	33	37	38
Expected return on plan assets	(27)	(31)	(36)	(12)	(9)	(12)	(66)	(81)	(78)
Amortization of prior service cost (credit)	—	—	—	(2)	(2)	(2)	1	1	1
Recognized net actuarial loss	3	15	7	—	—	—	1	7	14
Net periodic benefit costs	20	35	20	—	2	2	(6)	—	9
Settlement losses	64	13	16	—	—	—	10	2	1
Total, including other postretirement losses	$84	$48	$36	$—	$2	$2	$4	$2	$10
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

Changes in the benefit obligations and plan assets for defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2022	2021	2022	2021	2022	2021
Change in plan benefit obligation
Benefit obligation at beginning of year:	$895	$1,097	$360	$389	$2,574	$2,868
Service cost	15	21	3	3	25	36
Interest cost	29	30	11	10	33	37
Participant contributions	—	—	15	14	5	9
Benefits paid	(12)	(12)	(41)	(38)	(86)	(101)
Settlements	(309)	(162)	—	—	(91)	(12)
Curtailments	—	—	—	—	(4)	—
Actuarial loss (gain)	(97)	(79)	(74)	(18)	(547)	(111)
Effects of exchange rate changes	—	—	—	—	(242)	(152)
Benefit obligation at end of year	$521	$895	$274	$360	$1,667	$2,574

Change in plan assets
Fair value of plan assets at beginning of year:	$934	$1,061	$385	$389	$2,813	$3,008
Actual return on plan assets	(205)	37	(80)	19	(557)	75
Employer contributions (qualified plans)	—	—	1	1	9	7
Employer contributions (non-qualified plans)	13	10	—	—	—	—
Participant contributions	—	—	15	14	5	9
Benefits paid	(12)	(12)	(41)	(38)	(86)	(101)
Settlements	(309)	(162)	—	—	(91)	(12)
Effects of exchange rate changes	—	—	—	—	(271)	(173)
Fair value of plan assets at end of year	$421	$934	$280	$385	$1,822	$2,813

Funded status at end of year	$(100)	$39	$6	$25	$155	$239
Changes in actuarial gains and losses in the projected benefit obligations are generally driven by discount rate movement.
Amounts recognized on our Consolidated Balance Sheets as of December 31, are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit	Total
2022
Overfunded retirement plans	$—	$8	$180	$188
Accrued expenses and other liabilities & other long-term liabilities	(3)	—	(6)	(9)
Underfunded retirement plans	(97)	(2)	(19)	(118)
Funded status at end of 2022	$(100)	$6	$155	$61

2021
Overfunded retirement plans	$73	$28	$291	$392
Accrued expenses and other liabilities & other long-term liabilities	(5)	—	(5)	(10)
Underfunded retirement plans	(29)	(3)	(47)	(79)
Funded status at end of 2021	$39	$25	$239	$303
Contributions to the plans meet or exceed all minimum funding requirements. We expect to contribute about $10 million to our retirement benefit plans in 2023.

Accumulated benefit obligations, which are generally less than the projected benefit obligations as they exclude the impact of future salary increases, were $489 million and $820 million as of December 31, 2022 and 2021, respectively, for the U.S. defined benefit plans, and $1.60 billion and $2.47 billion as of December 31, 2022 and 2021, respectively, for the non-U.S. defined benefit plans.
The change in AOCI is as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care		Non-U.S. Defined Benefit		Total
	Net Actuarial Loss	Net Actuarial Loss	Prior Service Cost	Net Actuarial Loss	Prior Service Cost	Net Actuarial Loss	Prior Service Cost
AOCI balance, net of taxes, December 31, 2021	$36	$(30)	$(1)	$149	$1	$155	$—
Changes in AOCI by category:
Adjustments	137	18	—	48	—	203	—
Recognized within net income	(67)	—	2	(11)	(1)	(78)	1
Tax effect	(16)	(3)	(1)	(12)	1	(31)	—
Total change to AOCI	54	15	1	25	—	94	1
AOCI balance, net of taxes, December 31, 2022	$90	$(15)	$—	$174	$1	$249	$1
Information on plan assets
We report and measure the plan assets of our defined benefit pension and other postretirement plans at fair value. The tables below set forth the fair value of our plan assets using the same three-level hierarchy of fair-value inputs described in Note 6.

	December 31, 2022
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$—	$—	$272	$272
Equity securities	—	—	149	149
Total	$—	$—	$421	$421

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$7	$—	$175	$182
Equity securities	—	—	98	98
Total	$7	$—	$273	$280

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$40	$60	$1,282	$1,382
Equity securities	52	1	387	440
Total	$92	$61	$1,669	$1,822
(a)Consists of bond index and equity index funds, measured at net asset value per share, as well as cash equivalents.

	December 31, 2021
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$—	$—	$655	$655
Equity securities	—	—	279	279
Total	$—	$—	$934	$934

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$10	$—	$238	$248
Equity securities	—	—	137	137
Total	$10	$—	$375	$385

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$71	$104	$2,045	$2,220
Equity securities	49	2	542	593
Total	$120	$106	$2,587	$2,813
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
Assumptions and investment policies

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2022	2021	2022	2021	2022	2021
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.67%	2.74%	5.68%	3.05%	3.45%	1.57%
Long-term pay progression	3.75%	3.70%	n/a	n/a	3.03%	3.15%

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.82%	2.95%	3.05%	2.74%	1.57%	1.31%
Long-term rate of return on plan assets	3.80%	3.50%	3.40%	3.10%	2.73%	2.82%
Long-term pay progression	3.70%	3.70%	n/a	n/a	3.15%	3.15%
We utilize a variety of methods to select an appropriate discount rate depending on the depth of the corporate bond market in the country in which the benefit plan operates. In the United States, we use a settlement approach whereby a portfolio of bonds is selected from the universe of actively traded high-quality U.S. corporate bonds. The selected portfolio is designed to simulate a portfolio that would provide cash flows sufficient to pay the plan’s expected benefit payments when due. The resulting discount rate reflects the rate of return of the selected portfolio of bonds. For our non-U.S. locations with a sufficient number of actively traded high-quality bonds, an analysis is performed in which the projected cash flows from the defined benefit plans are discounted against a yield curve constructed with an appropriate universe of high-quality corporate bonds available in each country. In this manner, a present value is developed. The discount rate selected is the single equivalent rate that produces the same present value. For countries that lack a sufficient corporate bond market, a government bond index is used to establish the discount rate.

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
The target allocation ranges for the plans that hold a substantial majority of the defined benefit assets are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
Fixed income securities and cash equivalents	65% – 80%	65% – 80%	60% – 100%
Equity securities	20% – 35%	20% – 35%	0% – 40%
We rebalance the plans’ investments when they are outside the target allocation ranges.
Weighted average asset allocations as of December 31 are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2022	2021	2022	2021	2022	2021
Fixed income securities and cash equivalents	65%	70%	65%	64%	76%	79%
Equity securities	35%	30%	35%	36%	24%	21%
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

	2023	2024	2025	2026	2027	2028 – 2032
U.S. Defined Benefit	$77	$75	$65	$63	$60	$227
U.S. Retiree Health Care	28	27	26	25	24	106
Non-U.S. Defined Benefit	84	87	89	91	92	487
Assumed health care cost trend rates for the U.S. retiree health care benefit plan as of December 31 are as follows:

	2022	2021
Assumed health care cost trend rate for next year	7.00%	6.50%
Ultimate trend rate	5.00%	5.00%
Year in which ultimate trend rate is reached	2031	2028
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
As of December 31, 2022, our liability to participants of the deferred compensation plans was $326 million and is recorded in other long-term liabilities on our Consolidated Balance Sheets. This amount reflects the accumulated participant deferrals and earnings thereon as of that date. We utilize total return swaps and investments in mutual funds that serve as economic hedges of our exposure to changes in the fair value of these liabilities. We record changes in the fair value of the liability and the related total return swaps and mutual funds in SG&A, as discussed in Note 6. As of December 31, 2022, we held $11 million in mutual funds related to these plans that are recorded in long-term investments on our Consolidated Balance Sheets.

8. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of December 31, 2022, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2023. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of December 31, 2022, our credit facility was undrawn, and we had no commercial paper outstanding.
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
In November 2022, we issued two series of senior unsecured notes for an aggregate principal amount of $800 million, consisting of $300 million of 4.70% notes due in 2024 and $500 million of 4.60% notes due in 2028. We incurred $3 million of issuance and other related costs. The proceeds of the offering were $799 million, net of the original issuance discounts, which will be used for general corporate purposes.
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

Long-term debt outstanding is as follows:

	December 31,
	2022	2021
Notes due 2022 at 1.85%	$—	$500
Notes due 2023 at 2.25%	500	500
Notes due 2024 at 2.625%	300	300
Notes due 2024 at 4.70%	300	—
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	500	—
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	—
Total debt	8,800	7,800
Net unamortized discounts, premiums and issuance costs	(65)	(59)
Total debt, including net unamortized discounts, premiums and issuance costs	8,735	7,741
Current portion of long-term debt	(500)	(500)
Long-term debt	$8,235	$7,241
Interest and debt expense was $214 million, $184 million and $190 million in 2022, 2021 and 2020, respectively. This was net of the amortized discounts, premiums and issuance and other related costs. Cash payments for interest on long-term debt were $198 million, $181 million and $182 million in 2022, 2021 and 2020, respectively. Capitalized interest was not material.
9. Leases
We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require us to pay real estate taxes, insurance and maintenance costs.
Our leases are included as a component of the following balance sheet lines:

	December 31,
	2022	2021
Other long-term assets	$431	$465

Accrued expenses and other liabilities	$75	$82
Other long-term liabilities	344	383

Details of our operating leases are as follows:

	For Years Ended December 31,
	2022	2021	2020
Lease cost related to lease liabilities	$67	$69	$70
Variable lease cost	46	56	36

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease cost	$61	$61	$59

Lease assets obtained in exchange for new lease liabilities	$37	$210	$59
As of December 31, 2022, we had committed to make the following minimum payments under our non-cancellable operating leases:

	2023	2024	2025	2026	2027	Thereafter	Total
Lease payments	$81	$65	$54	$48	$41	$185	$474
Imputed lease interest							(55)
Total lease liabilities							$419
The weighted-average remaining lease term was 8.8 years and 9.2 years as of December 31, 2022 and 2021, respectively. The weighted-average discount rate was 2.71% and 2.51% as of December 31, 2022 and 2021, respectively.
10. Commitments and contingencies
Purchase commitments
Our purchase commitments include payments for software licenses and contractual arrangements with suppliers when there is a fixed, non-cancellable payment schedule or when minimum payments are due with a reduced delivery schedule.
As of December 31, 2022, we had committed to make the following minimum payments under our purchase commitments:

	2023	2024	2025	2026	2027	Thereafter	Total
Purchase commitments	$502	$529	$260	$236	$242	$337	$2,106
Indemnification guarantees
We routinely sell products with an intellectual property indemnification included in the terms of sale. Historically, we have had only minimal, infrequent losses associated with these indemnities. Consequently, we cannot reasonably estimate any future liabilities that may result.
Warranty costs/product liabilities
Our stated warranties for semiconductor products obligate us to repair, replace or credit the purchase price of a covered product back to the buyer. Product claim consideration may exceed the price of our products. Historically, we have experienced a low rate of payments on product claims. Although we cannot predict the likelihood or amount of any future claims, we do not believe they will have a material adverse effect on our consolidated financial statements. We accrue for known product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty or product liability.

General
We are subject to various legal and administrative proceedings. Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect on our consolidated financial statements.
11. Supplemental financial information
Restructuring charges/other
Restructuring charges/other are included in Other for segment reporting purposes and are comprised of the following components:

	For Years Ended December 31,
	2022	2021	2020
Restructuring charges (a)	$—	$—	$25
Integration charges (b)	257	104	—
Gains on sales of assets (c)	—	(50)	(1)
Restructuring charges/other	$257	$54	$24
(a)Includes severance and benefits, changes in estimates and other exit costs.
(b)Includes costs related to our purchase of the Lehi, Utah, manufacturing facility, as well as preproduction costs before December 2022.
(c)Includes a $50 million gain from the sale of property in October 2021.
Other income (expense), net (OI&E)

	For Years Ended December 31,
	2022	2021	2020
Other income (a)	$168	$145	$327
Other expense (b)	(62)	(2)	(14)
Total	$106	$143	$313
(a)Other income includes interest, royalty and lease income, as well as investment gains and losses and reversals of tax interest accruals.
(b)Other expense includes a portion of pension and other retiree benefit costs, currency gains and losses and miscellaneous items.
Property, plant and equipment at cost

	Depreciable Lives (Years)	December 31,
		2022	2021
Land	n/a	$132	$132
Buildings and improvements	5 – 40	4,154	3,490
Machinery and equipment	2 – 10	5,664	4,236
Total		$9,950	$7,858
Goodwill
Goodwill by segment as of December 31, 2022 and 2021, is as follows:

Goodwill
Analog	$4,158
Embedded Processing	172
Other	32
Total	$4,362

We perform our annual goodwill impairment test in the fourth quarter and determine whether the fair value of each of our reporting units is in excess of its carrying value. In 2022, we elected to perform a qualitative analysis to assess impairment of goodwill rather than to perform the quantitative goodwill impairment test. The key qualitative factors considered in the assessment included changes in the industry and competitive environment, market capitalization and overall financial performance. Based on this qualitative analysis, we determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value. In 2022, 2021 and 2020, we determined no impairment was indicated.
Accrued expenses and other liabilities

	December 31,
	2022	2021
Accrued construction retainage	$149	$82
Other	497	520
Total	$646	$602
Other long-term liabilities

	December 31,
	2022	2021
Operating lease liabilities	$344	$383
Deferred compensation plans	326	395
Long-term portion of transition tax on indefinitely reinvested earnings	302	403
Other	254	186
Total	$1,226	$1,367
Accumulated other comprehensive income (loss), net of taxes (AOCI)

	December 31,
	2022	2021
Postretirement benefit plans:
Net actuarial loss	$(249)	$(155)
Prior service cost	(1)	—
Unrealized losses on available-for-sale investments	(3)	—
Cash flow hedge derivative instruments	(1)	(2)
Total	$(254)	$(157)

Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income in 2022, 2021 and 2020. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Years Ended December 31,			Impact to Related Statement of Income Lines
	2022	2021	2020
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$78	$37	$38	Decrease to OI&E
Tax effect	(17)	(8)	(9)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$61	$29	$29	Decrease to net income

Prior service cost of defined benefit plans:
Amortization of prior service cost (a)	$(1)	$(1)	$(1)	Increase to OI&E
Tax effect	—	—	—	Increase to provision for income taxes
Recognized within net income, net of taxes	$(1)	$(1)	$(1)	Increase to net income
(a)Detailed in Note 7

Report of independent registered public accounting firm
To the Shareholders and the Board of Directors of Texas Instruments Incorporated
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Texas Instruments Incorporated (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 3, 2023, expressed an unqualified opinion thereon.
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
February 3, 2023

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
Internal control over financial reporting
Report by management on internal control over financial reporting
The management of TI is responsible for establishing and maintaining effective internal control over financial reporting. TI’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
TI management assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control − Integrated Framework. Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective based on the COSO criteria.
TI’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which immediately follows this report.

Report of independent registered public accounting firm
To the Shareholders and the Board of Directors of Texas Instruments Incorporated
Opinion on internal control over financial reporting
We have audited Texas Instruments Incorporated’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Instruments Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 3, 2023, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 3, 2023

ITEM 9B. Other information
Section 13(r) of the Securities Exchange Act of 1934 disclosure
During the first quarter of 2022 and as set forth in General License 1B from the U.S. Office of Foreign Assets Control, we periodically filed notifications with the Russian Federal Security Service (FSB) solely to permit the import, distribution and use of certain of our catalog semiconductor products in Russia. No gross revenue or net profit was directly attributable to these notifications to the FSB, and we do not intend to continue such notifications. In February 2022, we decided to no longer sell any products in Russia or Belarus.
ITEM 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.
PART III
ITEM 10. Directors, executive officers and corporate governance
The information with respect to directors’ names, ages, positions, term of office, periods of service and business experience, which is contained under the caption “Election of directors” in our proxy statement for the 2023 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
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
Audit committee
The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2023 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 11. Executive compensation
The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2023 annual meeting of stockholders is incorporated herein by reference to such proxy statement, provided that the Compensation Committee report shall not be deemed filed with this Form 10-K.
The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2023 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. Security ownership of certain beneficial owners and management and related stockholder matters
Equity compensation plan information
The following table sets forth information about the company’s equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by security holders	30,332,268	(a)	$105.95	(b)	64,051,555	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	30,332,268	(d)	$105.95		64,051,555
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
(c)Shares of TI common stock available for future issuance under the 2009 LTIP, the 2014 ESPP and the 2018 Director Plan. 30,239,773 shares remain available for future issuance under the 2009 LTIP and 1,809,242 shares remain available for future issuance under the 2018 Director Plan. Under the 2009 LTIP and the 2018 Director Plan, awards may be granted in the form of restricted stock units, options or other stock-based awards such as restricted stock.
(d)Includes 25,204,866 shares for issuance upon exercise of outstanding grants of options, 4,876,407 shares for issuance upon vesting of outstanding grants of restricted stock units, 155,301 shares for issuance under the 2014 ESPP and 95,694 shares for issuance in settlement of directors’ deferred compensation accounts.
Security ownership of certain beneficial owners and management
The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2023 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 13. Certain relationships and related transactions, and director independence
The information contained under the captions “Related person transactions” and “Director independence” in our proxy statement for the 2023 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 14. Principal accountant fees and services
The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2023 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV
ITEM 15. Exhibits, financial statement schedules
The financial statements are listed in the index included in Item 8, “Financial statements and supplementary data.”

		Incorporated by Reference				Filed or Furnished Herewith
Designation of Exhibit	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
3(a)	Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended	10-K	001-3761	February 24, 2015	3(a)
3(b)	By-Laws of the Registrant	8-K	001-3761	January 26, 2022	3
4(a)	Indenture	8-K	001-3761	May 23, 2011	4.2
4(b)	Officer’s Certificate	8-K	001-3761	May 8, 2013	4.2
4(c)	Officers’ Certificate	8-K	001-3761	March 12, 2014	4.2
4(d)	Officers’ Certificate	8-K	001-3761	May 6, 2016	4.1
4(e)	Officers’ Certificate	8-K	001-3761	May 4, 2017	4.1
4(f)	Officers’ Certificate	8-K	001-3761	November 3, 2017	4.1
4(g)	Officers’ Certificate	8-K	001-3761	May 7, 2018	4.1
4(h)	Officers’ Certificate	8-K	001-3761	June 8, 2018	4.1
4(i)	Officers’ Certificate	8-K	001-3761	March 11, 2019	4.1
4(j)	Officers’ Certificate	8-K	001-3761	September 4, 2019	4.1
4(k)	Officers’ Certificate	8-K	001-3761	March 12, 2020	4.1
4(l)	Officers’ Certificate	8-K	001-3761	May 4, 2020	4.1
4(m)	Officers’ Certificate	8-K	001-3761	September 15, 2021	4.1
4(n)	Officers’ Certificate	8-K	001-3761	August 16, 2022	4.1
4(o)	Officers’ Certificate	8-K	001-3761	November 18, 2022	4.1
4(p)	Description of Securities	10-K	001-3761	February 20, 2020	4(l)
10(a)	TI Deferred Compensation Plan, as amended*	10-K	001-3761	February 24, 2016	10(a)
10(b)	TI Employees Non-Qualified Pension Plan, effective January 1, 2009, as amended*	10-K	001-3761	February 24, 2016	10(b)
10(c)	TI Employees Non-Qualified Pension Plan II*	10-K	001-3761	February 24, 2016	10(c)
10(d)	Texas Instruments Long-Term Incentive Plan, adopted April 15, 1993*	10-K	001-3761	February 24, 2012	10(c)
10(e)	Texas Instruments 2003 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 24, 2015	10(j)
10(f)	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 23, 2017	10(k)
10(g)	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 23, 2017	10(l)

		Incorporated by Reference				Filed or Furnished Herewith
Designation of Exhibit	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
10(h)	Texas Instruments 2009 Long-Term Incentive Plan as amended April 21, 2016*	DEF 14A	001-3761	March 9, 2016	Appendix B
10(i)	Texas Instruments 2009 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 23, 2017	10(n)
10(j)	Texas Instruments 2018 Director Compensation Plan as amended December 5, 2019	10-K	001-3761	February 20, 2020	10(k)
21	List of Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31(a)	Rule 13a-14(aRule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer					X
31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer					X
32(a)	Section 1350 Certification of Chief Executive Officer					X
32(b)	Section 1350 Certification of Chief Financial Officer					X
101.ins	Instance Document					X
101.sch	XBRL Taxonomy Schema					X
101.cal	XBRL Taxonomy Calculation Linkbase					X
101.def	XBRL Taxonomy Definitions Document					X
101.lab	XBRL Taxonomy Labels Linkbase					X
101.pre	XBRL Taxonomy Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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
•Evolving cybersecurity and other threats relating to our information technology systems or those of our customers, suppliers and other third parties;
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
•Availability and cost of key materials, utilities, manufacturing equipment, third-party manufacturing services and manufacturing technology;
•Our ability to recruit and retain skilled personnel and effectively manage key employee succession;
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
Rafael R. Lizardi, Senior Vice President and Chief Financial Officer

Date: February 3, 2023

Each person whose signature appears below constitutes and appoints each of Richard K. Templeton, Rafael R. Lizardi, Julie C. Knecht and Cynthia Hoff Trochu, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2022, to sign any and all amendments to the Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 3rd day of February 2023.

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