Form 10-Q
period 2023-03-31
TEXAS INSTRUMENTS INC
filed 2023-04-26
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
907,653,862
Number of shares of Registrant’s common stock outstanding as of
April 18, 2023

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended
Consolidated Statements of Income	March 31,
(In millions, except per-share amounts)	2023	2022
Revenue	$4,379	$4,905
Cost of revenue (COR)	1,516	1,463
Gross profit	2,863	3,442
Research and development (R&D)	455	391
Selling, general and administrative (SG&A)	474	422
Restructuring charges/other	—	66
Operating profit	1,934	2,563
Other income (expense), net (OI&E)	80	15
Interest and debt expense	68	52
Income before income taxes	1,946	2,526
Provision for income taxes	238	325
Net income	$1,708	$2,201

Earnings per common share (EPS):
Basic	$1.87	$2.37
Diluted	$1.85	$2.35

Average shares outstanding:
Basic	907	923
Diluted	916	934

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,708	$2,201
Income allocated to RSUs	(9)	(9)
Income allocated to common stock for diluted EPS	$1,699	$2,192

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(In millions)	2023	2022
Net income	$1,708	$2,201
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of $1 and ($2)	(2)	6
Recognized within net income, net of tax effect of ($1) and ($1)	3	2
Derivative instruments:
Change in fair value, net of tax effect of $1 and $0	(2)	—
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of $0 and $1	3	(4)
Other comprehensive income (loss), net of taxes	2	4
Total comprehensive income	$1,710	$2,205

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	March 31,	December 31,
Consolidated Balance Sheets	2023	2022
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$4,477	$3,050
Short-term investments	5,068	6,017
Accounts receivable, net of allowances of ($13) and ($13)	1,877	1,895
Raw materials	378	353
Work in process	1,850	1,546
Finished goods	1,060	858
Inventories	3,288	2,757
Prepaid expenses and other current assets	313	302
Total current assets	15,023	14,021
Property, plant and equipment at cost	10,791	9,950
Accumulated depreciation	(3,126)	(3,074)
Property, plant and equipment	7,665	6,876
Goodwill	4,362	4,362
Deferred tax assets	486	473
Capitalized software licenses	140	152
Overfunded retirement plans	189	188
Other long-term assets	1,355	1,135
Total assets	$29,220	$27,207

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable	952	851
Accrued compensation	394	799
Income taxes payable	372	189
Accrued expenses and other liabilities	686	646
Total current liabilities	2,904	2,985
Long-term debt	9,626	8,235
Underfunded retirement plans	123	118
Deferred tax liabilities	73	66
Other long-term liabilities	1,251	1,226
Total liabilities	13,977	12,630
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	3,016	2,951
Retained earnings	50,930	50,353
Treasury common stock at cost
Shares: March 31, 2023 – 833; December 31, 2022 – 835	(40,192)	(40,214)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(252)	(254)
Total stockholders’ equity	15,243	14,577
Total liabilities and stockholders’ equity	$29,220	$27,207

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$1,708	$2,201
Adjustments to net income:
Depreciation	265	200
Amortization of capitalized software	16	14
Stock compensation	104	74
Gains on sales of assets	—	(2)
Deferred taxes	(8)	(1)
Increase (decrease) from changes in:
Accounts receivable	18	(94)
Inventories	(531)	(150)
Prepaid expenses and other current assets	(4)	21
Accounts payable and accrued expenses	(124)	11
Accrued compensation	(407)	(388)
Income taxes payable	185	284
Changes in funded status of retirement plans	6	21
Other	(68)	(47)
Cash flows from operating activities	1,160	2,144

Cash flows from investing activities
Capital expenditures	(982)	(443)
Proceeds from asset sales	1	2
Purchases of short-term investments	(3,013)	(3,988)
Proceeds from short-term investments	4,026	2,774
Other	(4)	(13)
Cash flows from investing activities	28	(1,668)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,397	—
Dividends paid	(1,125)	(1,063)
Stock repurchases	(103)	(589)
Proceeds from common stock transactions	85	57
Other	(15)	(7)
Cash flows from financing activities	239	(1,602)

Net change in cash and cash equivalents	1,427	(1,126)
Cash and cash equivalents at beginning of period	3,050	4,631
Cash and cash equivalents at end of period	$4,477	$3,505

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
Segment information

	For Three Months Ended
	March 31,
	2023	2022
Revenue:
Analog	$3,289	$3,816
Embedded Processing	832	782
Other	258	307
Total revenue	$4,379	$4,905

Operating profit:
Analog	$1,574	$2,150
Embedded Processing	237	315
Other (a)	123	98
Total operating profit	$1,934	$2,563
(a)Includes restructuring charges/other

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Geographic area information
The following geographic area information is based on product shipment destination, which does not reflect end demand by geography.

	For Three Months Ended
	March 31,
	2023		2022
Revenue:
United States	$555	13%	$494	10%
China (a)	1,831	41	2,548	52
Rest of Asia	549	13	655	13
Europe, Middle East and Africa	986	23	814	17
Japan	289	6	263	5
Rest of world	169	4	131	3
Total revenue	$4,379	100%	$4,905	100%
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

	For Three Months Ended
	March 31,
	2023		2022
Revenue:
United States	$1,357	31%	$1,570	32%
China	876	20	1,275	26
Rest of Asia	394	9	540	11
Europe, Middle East and Africa (a)	1,270	29	1,079	22
Japan	438	10	392	8
Rest of world	44	1	49	1
Total revenue	$4,379	100%	$4,905	100%
(a)Revenue from end customers headquartered in Germany was 13% and 10% in the first quarters of 2023 and 2022, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2023 and 2022, and the Consolidated Balance Sheet as of March 31, 2023, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2022. The results for the three-month periods are not necessarily indicative of a full year’s results.
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
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended March 31,
	2023			2022
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,708			$2,201
Income allocated to RSUs	(9)			(9)
Income allocated to common stock	$1,699	907	$1.87	$2,192	923	$2.37
Dilutive effect of stock compensation plans		9			11

Diluted EPS:
Net income	$1,708			$2,201
Income allocated to RSUs	(9)			(9)
Income allocated to common stock	$1,699	916	$1.85	$2,192	934	$2.35
Potentially dilutive securities representing 8 million and 5 million shares of common stock that were outstanding during the first quarters of 2023 and 2022, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of March 31, 2023. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of March 31, 2023, the carrying value of long-term debt, including the current portion, was $10.13 billion, and the estimated fair value was $9.53 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended
	March 31,
	2023	2022
Taxes calculated using the estimated annual effective tax rate	$276	$361
Discrete tax items	(38)	(36)
Provision for income taxes	$238	$325

Effective tax rate	12%	13%
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	March 31, 2023			December 31, 2022
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$3,040	$—	$—	$1,238	$—	$—
Corporate obligations	198	1,350	—	276	1,535	—
U.S. government and agency securities	748	3,570	—	680	4,234	—
Non-U.S. government and agency securities	149	148	—	149	248	—
Mutual funds	—	—	10	—	—	11
Total	4,135	5,068	10	2,343	6,017	11

Other measurement basis:
Equity-method investments	—	—	13	—	—	18
Non-marketable investments	—	—	6	—	—	5
Cash on hand	342	—	—	707	—	—
Total	$4,477	$5,068	$29	$3,050	$6,017	$34
As of March 31, 2023, and December 31, 2022, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first three months of 2023 and 2022.
The following table presents the aggregate maturities of our available-for-sale debt investments as of March 31, 2023:

Fair Value
One year or less	$6,089
One to two years	74
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $4.03 billion and $2.77 billion for the first quarters of 2023 and 2022, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of March 31, 2023, and December 31, 2022, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$3,040	$—	$3,040	$1,238	$—	$1,238
Corporate obligations	—	1,548	1,548	—	1,811	1,811
U.S. government and agency securities	4,318	—	4,318	4,914	—	4,914
Non-U.S. government and agency securities	—	297	297	—	397	397
Mutual funds	10	—	10	11	—	11
Total assets	$7,368	$1,845	$9,213	$6,163	$2,208	$8,371

Liabilities:
Deferred compensation	$328	$—	$328	$326	$—	$326
Total liabilities	$328	$—	$328	$326	$—	$326
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended March 31,	2023	2022	2023	2022	2023	2022
Service cost	$2	$4	$—	$1	$4	$7
Interest cost	7	6	4	3	14	10
Expected return on plan assets	(6)	(8)	(5)	(4)	(15)	(18)
Recognized net actuarial losses (gains)	2	—	(1)	—	3	—
Net periodic benefit costs (credits)	5	2	(2)	—	6	(1)
Settlement losses	—	2	—	—	—	1
Total, including other postretirement losses (gains)	$5	$4	$(2)	$—	$6	$—

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of March 31, 2023, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of March 31, 2023, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In March 2023, we issued two series of senior unsecured notes for an aggregate principal amount of $1.40 billion, consisting of $750 million of 4.90% notes due in 2033 and $650 million of 5.00% notes due in 2053. We incurred $11 million of issuance and other related costs. The proceeds of the offering were $1.40 billion, net of the original issuance discounts, which will be used for general corporate purposes.
Long-term debt outstanding is as follows:

	March 31,	December 31,
	2023	2022
Notes due 2023 at 2.25%	$500	$500
Notes due 2024 at 2.625%	300	300
Notes due 2024 at 4.70%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	500	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	750	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	—
Total debt	10,200	8,800
Net unamortized discounts, premiums and issuance costs	(74)	(65)
Total debt, including net unamortized discounts, premiums and issuance costs	10,126	8,735
Current portion of long-term debt	(500)	(500)
Long-term debt	$9,626	$8,235
Interest and debt expense was $68 million and $52 million for the first quarters of 2023 and 2022, respectively. This was net of the amortized discounts, premiums, issuance and other related costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2022	$1,741	$2,951	$50,353	$(40,214)	$(254)

2023
Net income	—	—	1,708	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,125)	—	—
Common stock issued for stock-based awards	—	(37)	—	118	—
Stock repurchases	—	—	—	(96)	—
Stock compensation	—	104	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	(2)	—	—	—
Balance, March 31, 2023	$1,741	$3,016	$50,930	$(40,192)	$(252)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2021	$1,741	$2,630	$45,919	$(36,800)	$(157)

2022
Net income	—	—	2,201	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,063)	—	—
Common stock issued for stock-based awards	—	(36)	—	93	—
Stock repurchases	—	—	—	(584)	—
Stock compensation	—	74	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	4
Dividend equivalents on RSUs	—	—	(5)	—	—
Other	—	(1)	1	—	—
Balance, March 31, 2022	$1,741	$2,667	$47,053	$(37,291)	$(153)
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
During the first quarter of 2022, restructuring charges/other included $66 million of preproduction costs at our Lehi, Utah, manufacturing facility, which were included in Other for segment reporting purposes. These costs transitioned primarily to cost of revenue after production began in December 2022.
Other long-term assets

	March 31,	December 31,
	2023	2022
U.S. CHIPS and Science Act investment tax credit	$619	$395
Other	736	740
Total	$1,355	$1,135
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the first quarters of 2023 and 2022. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		Impact to Related Statement of Income Lines
	March 31,
	2023	2022
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$4	$3	Decrease to OI&E
Tax effect	(1)	(1)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$3	$2	Decrease to net income
(a)Detailed in Note 5
Stock compensation
During the first quarter of 2023, 3 million shares were issued from treasury related to stock compensation.

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
Performance summary
Our first quarter revenue was $4.38 billion, net income was $1.71 billion and earnings per share (EPS) were $1.85.
Revenue decreased 6% sequentially and decreased 11% from the same quarter a year ago. During the quarter we experienced weakness across our end markets with the exception of automotive, as expected.
Our cash flow from operations of $7.7 billion for the trailing 12 months again underscored the strength of our business model. Free cash flow for the same period was $4.4 billion and 23% of revenue. This reflects the quality of our product portfolio, as well as the efficiency of our manufacturing strategy, including the benefit of 300-mm production.
Over the past 12 months we invested $3.5 billion in R&D and SG&A, invested $3.3 billion in capital expenditures and returned $7.5 billion to shareholders.
Results of operations – first quarter 2023 compared with first quarter 2022
Revenue of $4.38 billion decreased $526 million, or 11%, primarily due to lower revenue from Analog, partially offset by higher revenue from Embedded Processing.
Gross profit of $2.86 billion was down $579 million, or 17%, due to lower revenue and higher manufacturing costs. As a percentage of revenue, gross profit decreased to 65.4% from 70.2%.
Operating expenses (R&D and SG&A) were $929 million compared with $813 million. This increase was due to higher employee-related costs as we invest to strengthen our competitive advantages.
Restructuring charges/other in the year-ago period was $66 million due to preproduction costs at our Lehi, Utah, manufacturing facility. These costs transitioned primarily to cost of revenue after production began in December 2022.
Operating profit was $1.93 billion, or 44.2% of revenue, compared with $2.56 billion, or 52.3% of revenue.
OI&E was $80 million of income compared with $15 million of income, due to higher interest income.
Interest and debt expense of $68 million increased $16 million due to the issuance of additional long-term debt. See Note 6 to the financial statements.
Our provision for income taxes was $238 million compared with $325 million. This decrease was due to lower income before income taxes.
Net income was $1.71 billion compared with $2.20 billion. EPS was $1.85 compared with $2.35.

First quarter 2023 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q1 2023	Q1 2022	Change
Revenue	$3,289	$3,816	(14)%
Operating profit	1,574	2,150	(27)%
Operating profit % of revenue	47.9%	56.3%
Analog revenue decreased in both product lines, led by Power. Operating profit decreased primarily due to lower revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q1 2023	Q1 2022	Change
Revenue	$832	$782	6%
Operating profit	237	315	(25)%
Operating profit % of revenue	28.5%	40.3%
Embedded Processing revenue increased due to the mix of products shipped. Operating profit decreased primarily due to higher manufacturing costs, partially offset by higher revenue.
Other (includes DLP® products, calculators and custom ASIC products)

	Q1 2023	Q1 2022	Change
Revenue	$258	$307	(16)%
Operating profit*	123	98	26%
Operating profit % of revenue	47.7%	31.9%
* Includes restructuring charges/other
Other revenue decreased $49 million, and operating profit increased $25 million.
Financial condition
At the end of the first quarter of 2023, total cash (cash and cash equivalents plus short-term investments) was $9.55 billion, an increase of $478 million from the end of 2022.
Accounts receivable were $1.88 billion, a decrease of $18 million compared with the end of 2022. Days sales outstanding for the first quarter of 2023 were 39 compared with 37 at the end of 2022.
Inventory was $3.29 billion, an increase of $531 million from the end of 2022. Days of inventory for the first quarter of 2023 were 195 compared with 157 at the end of 2022.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of March 31, 2023, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first three months of 2023 were $1.16 billion, a decrease of $984 million from the year-ago period due to lower net income and higher cash used for working capital, as we continued to strategically build inventory.

Investing activities for the first three months of 2023 provided $28 million compared with $1.67 billion of cash used in the year-ago period. Capital expenditures were $982 million compared with $443 million in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments provided cash of $1.01 billion compared with $1.21 billion of cash used in the year-ago period.
As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, our capital expenditures are expected to be higher than historical levels. In August 2022, the U.S. government enacted the U.S. CHIPS and Science Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods.
Financing activities for the first three months of 2023 provided $239 million compared with $1.60 billion of cash used in the year-ago period. In 2023, we received net proceeds of $1.40 billion from the issuance of fixed-rate, long-term debt. Dividends paid were $1.13 billion compared with $1.06 billion in the year-ago period, reflecting an increased dividend rate, partially offset by fewer shares outstanding. We used $103 million to repurchase 0.6 million shares of our common stock compared with $589 million used in the year-ago period to repurchase 3.4 million shares. Employee exercises of stock options provided cash proceeds of $85 million compared with $57 million in the year-ago period.
We had $4.48 billion of cash and cash equivalents and $5.07 billion of short-term investments as of March 31, 2023. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2023	2022	Change
Cash flow from operations (GAAP)	$7,736	$9,050	(15)%
Capital expenditures	(3,336)	(2,597)
Free cash flow (non-GAAP)	$4,400	$6,453	(32)%

Revenue	$19,502	$18,960

Cash flow from operations as a percentage of revenue (GAAP)	39.7%	47.7%
Free cash flow as a percentage of revenue (non-GAAP)	22.6%	34.0%

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

PART II – OTHER INFORMATION
ITEM 1A. Risk factors
Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2022, and is incorporated by reference herein.
ITEM 2. Unregistered sales of equity securities and use of proceeds
The following table contains information regarding our purchases of our common stock during the quarter.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2023 through January 31, 2023	366,522		$171.41		123,710	$21.46	billion
February 1, 2023 through February 28, 2023	207,615		175.32		207,615	21.42	billion
March 1, 2023 through March 31, 2023	221,555		176.47		221,555	21.38	billion
Total	795,692	(b)	$173.84	(b)	552,880	$21.38	billion (c)

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.

(b)In addition to open-market purchases, 242,812 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of March 31, 2023, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed January 26, 2022).
4(a)	Officers’ Certificate, dated March 14, 2023 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed March 14, 2023).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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

Date: April 26, 2023