Form 10-Q
period 2023-06-30
TEXAS INSTRUMENTS INC
filed 2023-07-26
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
907,966,327
Number of shares of Registrant’s common stock outstanding as of
July 18, 2023

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(In millions, except per-share amounts)	2023	2022	2023	2022
Revenue	$4,531	$5,212	$8,910	$10,117
Cost of revenue (COR)	1,621	1,587	3,137	3,050
Gross profit	2,910	3,625	5,773	7,067
Research and development (R&D)	477	414	932	805
Selling, general and administrative (SG&A)	461	422	935	844
Restructuring charges/other	—	66	—	132
Operating profit	1,972	2,723	3,906	5,286
Other income (expense), net (OI&E)	119	7	199	22
Interest and debt expense	89	49	157	101
Income before income taxes	2,002	2,681	3,948	5,207
Provision for income taxes	280	390	518	715
Net income	$1,722	$2,291	$3,430	$4,492

Earnings per common share (EPS):
Basic	$1.89	$2.48	$3.76	$4.85
Diluted	$1.87	$2.45	$3.72	$4.80

Average shares outstanding:
Basic	908	920	907	922
Diluted	916	930	916	932

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,722	$2,291	$3,430	$4,492
Income allocated to RSUs	(8)	(10)	(18)	(19)
Income allocated to common stock for diluted EPS	$1,714	$2,281	$3,412	$4,473

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Net income	$1,722	$2,291	$3,430	$4,492
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($2) and $8; ($1) and $6	2	(40)	—	(34)
Recognized within net income, net of tax effect of ($1) and ($4); ($2) and ($5)	3	16	6	18
Derivative instruments:
Change in fair value, net of tax effect of ($1) and $0; $0 and $0	3	—	1	—
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of $0 and $1; $0 and $2	(2)	(3)	1	(7)
Other comprehensive income (loss), net of taxes	6	(27)	8	(23)
Total comprehensive income	$1,728	$2,264	$3,438	$4,469

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	June 30,	December 31,
Consolidated Balance Sheets	2023	2022
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$3,439	$3,050
Short-term investments	6,113	6,017
Accounts receivable, net of allowances of ($16) and ($13)	1,956	1,895
Raw materials	388	353
Work in process	2,110	1,546
Finished goods	1,231	858
Inventories	3,729	2,757
Prepaid expenses and other current assets	277	302
Total current assets	15,514	14,021
Property, plant and equipment at cost	11,664	9,950
Accumulated depreciation	(3,139)	(3,074)
Property, plant and equipment	8,525	6,876
Goodwill	4,362	4,362
Deferred tax assets	537	473
Capitalized software licenses	143	152
Overfunded retirement plans	183	188
Other long-term assets	1,675	1,135
Total assets	$30,939	$27,207

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$299	$500
Accounts payable	923	851
Accrued compensation	561	799
Income taxes payable	121	189
Accrued expenses and other liabilities	807	646
Total current liabilities	2,711	2,985
Long-term debt	10,920	8,235
Underfunded retirement plans	127	118
Deferred tax liabilities	69	66
Other long-term liabilities	1,172	1,226
Total liabilities	14,999	12,630
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	3,163	2,951
Retained earnings	51,522	50,353
Treasury common stock at cost
Shares: June 30, 2023 – 833; December 31, 2022 – 835	(40,240)	(40,214)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(246)	(254)
Total stockholders’ equity	15,940	14,577
Total liabilities and stockholders’ equity	$30,939	$27,207

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$3,430	$4,492
Adjustments to net income:
Depreciation	550	427
Amortization of capitalized software	31	27
Stock compensation	215	159
Gains on sales of assets	(1)	(3)
Deferred taxes	(60)	(15)
Increase (decrease) from changes in:
Accounts receivable	(61)	(489)
Inventories	(972)	(289)
Prepaid expenses and other current assets	10	20
Accounts payable and accrued expenses	(50)	30
Accrued compensation	(242)	(254)
Income taxes payable	(58)	5
Changes in funded status of retirement plans	23	70
Other	(256)	(268)
Cash flows from operating activities	2,559	3,912

Cash flows from investing activities
Capital expenditures	(2,428)	(1,040)
Proceeds from asset sales	2	3
Purchases of short-term investments	(7,060)	(6,449)
Proceeds from short-term investments	7,091	6,974
Other	38	69
Cash flows from investing activities	(2,357)	(443)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,000	—
Repayment of debt	(500)	(500)
Dividends paid	(2,250)	(2,123)
Stock repurchases	(182)	(1,771)
Proceeds from common stock transactions	150	113
Other	(31)	(17)
Cash flows from financing activities	187	(4,298)

Net change in cash and cash equivalents	389	(829)
Cash and cash equivalents at beginning of period	3,050	4,631
Cash and cash equivalents at end of period	$3,439	$3,802

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
Segment information

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Analog	$3,278	$3,992	$6,567	$7,808
Embedded Processing	894	821	1,726	1,603
Other	359	399	617	706
Total revenue	$4,531	$5,212	$8,910	$10,117

Operating profit:
Analog	$1,463	$2,226	$3,037	$4,376
Embedded Processing	318	324	555	639
Other (a)	191	173	314	271
Total operating profit	$1,972	$2,723	$3,906	$5,286
(a)Includes restructuring charges/other

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Geographic area information
The following geographic area information is based on product shipment destination, which does not reflect end demand by geography.

	For Three Months Ended				For Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Revenue:
United States	$715	16%	$577	11%	$1,270	14%	$1,071	11%
China (a)	1,820	40	2,751	53	3,651	41	5,299	52
Rest of Asia	534	12	644	12	1,083	12	1,299	13
Europe, Middle East and Africa	956	21	822	16	1,942	22	1,636	16
Japan	349	8	276	5	638	7	539	5
Rest of world	157	3	142	3	326	4	273	3
Total revenue	$4,531	100%	$5,212	100%	$8,910	100%	$10,117	100%
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

	For Three Months Ended				For Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Revenue:
United States	$1,493	33%	$1,706	33%	$2,850	32%	$3,276	32%
China	872	19	1,340	26	1,748	20	2,615	26
Rest of Asia	435	10	569	11	829	9	1,109	11
Europe, Middle East and Africa (a)	1,194	26	1,120	21	2,464	28	2,199	22
Japan	480	11	414	8	918	10	806	8
Rest of world	57	1	63	1	101	1	112	1
Total revenue	$4,531	100%	$5,212	100%	$8,910	100%	$10,117	100%
(a)Revenue from end customers headquartered in Germany was 13% and 9% in the second quarters of 2023 and 2022, respectively, and 13% and 10% in the first six months of 2023 and 2022, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2023 and 2022, and the Consolidated Balance Sheet as of June 30, 2023, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2022. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended June 30,
	2023			2022
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,722			$2,291
Income allocated to RSUs	(9)			(10)
Income allocated to common stock	$1,713	908	$1.89	$2,281	920	$2.48
Dilutive effect of stock compensation plans		8			10

Diluted EPS:
Net income	$1,722			$2,291
Income allocated to RSUs	(8)			(10)
Income allocated to common stock	$1,714	916	$1.87	$2,281	930	$2.45

	For Six Months Ended June 30,
	2023			2022
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$3,430			$4,492
Income allocated to RSUs	(17)			(19)
Income allocated to common stock	$3,413	907	$3.76	$4,473	922	$4.85
Dilutive effect of stock compensation plans		9			10

Diluted EPS:
Net income	$3,430			$4,492
Income allocated to RSUs	(18)			(19)
Income allocated to common stock	$3,412	916	$3.72	$4,473	932	$4.80
Potentially dilutive securities representing 9 million and 6 million shares of common stock that were outstanding during the second quarters of 2023 and 2022, respectively, and 9 million and 5 million shares outstanding during the first six months of 2023 and 2022, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of June 30, 2023. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of June 30, 2023, the carrying value of long-term debt, including the current portion, was $11.22 billion, and the estimated fair value was $10.46 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Taxes calculated using the estimated annual effective tax rate	$289	$395	$565	$756
Discrete tax items	(9)	(5)	(47)	(41)
Provision for income taxes	$280	$390	$518	$715

Effective tax rate	14%	15%	13%	14%
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	June 30, 2023			December 31, 2022
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$2,367	$—	$—	$1,238	$—	$—
Corporate obligations	384	1,761	—	276	1,535	—
U.S. government and agency securities	100	3,957	—	680	4,234	—
Non-U.S. government and agency securities	50	395	—	149	248	—
Mutual funds	—	—	11	—	—	11
Total	2,901	6,113	11	2,343	6,017	11

Other measurement basis:
Equity-method investments	—	—	14	—	—	18
Non-marketable investments	—	—	6	—	—	5
Cash on hand	538	—	—	707	—	—
Total	$3,439	$6,113	$31	$3,050	$6,017	$34
As of June 30, 2023, and December 31, 2022, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first six months of 2023 and 2022. All of our debt securities classified as available-for-sale as of June 30, 2023, have maturities within one year.
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $3.07 billion and $4.20 billion for the second quarters of 2023 and 2022, respectively, and $7.09 billion and $6.97 billion for the first six months of 2023 and 2022, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of June 30, 2023, and December 31, 2022, we had no Level 3 assets or liabilities.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,367	$—	$2,367	$1,238	$—	$1,238
Corporate obligations	—	2,145	2,145	—	1,811	1,811
U.S. government and agency securities	3,957	100	4,057	4,914	—	4,914
Non-U.S. government and agency securities	—	445	445	—	397	397
Mutual funds	11	—	11	11	—	11
Total assets	$6,335	$2,690	$9,025	$6,163	$2,208	$8,371

Liabilities:
Deferred compensation	$353	$—	$353	$326	$—	$326
Total liabilities	$353	$—	$353	$326	$—	$326
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30,	2023	2022	2023	2022	2023	2022
Service cost	$2	$4	$1	$—	$4	$6
Interest cost	7	6	3	2	15	9
Expected return on plan assets	(5)	(8)	(4)	(2)	(17)	(17)
Recognized net actuarial losses (gains)	1	1	(2)	—	3	—
Net periodic benefit costs (credits)	5	3	(2)	—	5	(2)
Settlement losses	1	11	—	—	1	8
Total, including other postretirement losses (gains)	$6	$14	$(2)	$—	$6	$6

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30,	2023	2022	2023	2022	2023	2022
Service cost	$4	$8	$1	$1	$8	$13
Interest cost	14	12	7	5	29	19
Expected return on plan assets	(11)	(16)	(9)	(6)	(32)	(35)
Recognized net actuarial losses (gains)	3	1	(3)	—	6	—
Net periodic benefit costs (credits)	10	5	(4)	—	11	(3)
Settlement losses	1	13	—	—	1	9
Total, including other postretirement losses (gains)	$11	$18	$(4)	$—	$12	$6

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of June 30, 2023, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of June 30, 2023, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In May 2023, we issued three series of senior unsecured notes for an aggregate principal amount of $1.60 billion, consisting of:
•$200 million further issuance of existing 4.60% notes due in 2028;
•$200 million further issuance of existing 4.90% notes due in 2033; and
•$1.20 billion of 5.05% notes due in 2063.
We incurred $7 million of issuance cost and other related costs. The proceeds of the offering were $1.60 billion, net of the original issuance discounts and premiums, which will be used for general corporate purposes.
In May 2023, we retired $500 million of maturing debt.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	June 30,	December 31,
	2023	2022
Notes due 2023 at 2.25%	$—	$500
Notes due 2024 at 2.625%	300	300
Notes due 2024 at 4.70%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	—
Notes due 2063 at 5.05%	1,200	—
Total debt	11,300	8,800
Net unamortized discounts, premiums and issuance costs	(81)	(65)
Total debt, including net unamortized discounts, premiums and issuance costs	11,219	8,735
Current portion of long-term debt	(299)	(500)
Long-term debt	$10,920	$8,235
Interest and debt expense was $89 million and $49 million for the second quarters of 2023 and 2022, respectively, and $157 million and $101 million for the first six months of 2023 and 2022, respectively. This was net of the amortized discounts, premiums, issuance and other related costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2022	$1,741	$2,951	$50,353	$(40,214)	$(254)

2023
Net income	—	—	1,708	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,125)	—	—
Common stock issued for stock-based awards	—	(37)	—	118	—
Stock repurchases	—	—	—	(96)	—
Stock compensation	—	104	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	(2)	—	—	—
Balance, March 31, 2023	1,741	3,016	50,930	(40,192)	(252)

Net income	—	—	1,722	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,125)	—	—
Common stock issued for stock-based awards	—	36	—	29	—
Stock repurchases	—	—	—	(77)	—
Stock compensation	—	111	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	6
Dividend equivalents on RSUs	—	—	(5)	—	—
Balance, June 30, 2023	$1,741	$3,163	$51,522	$(40,240)	$(246)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2021	$1,741	$2,630	$45,919	$(36,800)	$(157)

2022
Net income	—	—	2,201	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,063)	—	—
Common stock issued for stock-based awards	—	(36)	—	93	—
Stock repurchases	—	—	—	(584)	—
Stock compensation	—	74	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	4
Dividend equivalents on RSUs	—	—	(5)	—	—
Other	—	(1)	1	—	—
Balance, March 31, 2022	1,741	2,667	47,053	(37,291)	(153)

Net income	—	—	2,291	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,060)	—	—
Common stock issued for stock-based awards	—	31	—	25	—
Stock repurchases	—	—	—	(1,266)	—
Stock compensation	—	85	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(27)
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, June 30, 2022	$1,741	$2,783	$48,280	$(38,532)	$(180)
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
During the second quarter and first six months of 2022, restructuring charges/other included $66 million and $132 million, respectively, of preproduction costs at our Lehi, Utah, manufacturing facility, which were included in Other for segment reporting purposes. These costs transitioned primarily to cost of revenue after production began in December 2022.
Other long-term assets

	June 30,	December 31,
	2023	2022
U.S. CHIPS and Science Act investment tax credit	$921	$395
Other	754	740
Total	$1,675	$1,135
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the second quarters and first six months of 2023 and 2022. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Six Months Ended		Impact to Related Statement of Income Lines
	June 30,		June 30,
	2023	2022	2023	2022
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$4	$20	$8	$23	Decrease to OI&E
Tax effect	(1)	(4)	(2)	(5)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$3	$16	$6	$18	Decrease to net income
(a)Detailed in Note 5
Stock compensation
During the first six months of 2023, 3 million shares were issued from treasury related to stock compensation. Shares issued from treasury during the second quarter of 2023 were less than 1 million.

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
Performance summary
Our second quarter revenue was $4.53 billion, net income was $1.72 billion and earnings per share (EPS) were $1.87.
Revenue increased 3% sequentially and decreased 13% from the same quarter a year ago. Similar to last quarter, we experienced weakness across our end markets with the exception of automotive.
Our cash flow from operations of $7.4 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300-mm production. Free cash flow for the same period was $3.2 billion and 17% of revenue.
Over the past 12 months we invested $3.6 billion in R&D and SG&A, invested $4.2 billion in capital expenditures and returned $6.5 billion to shareholders.
Results of operations – second quarter 2023 compared with second quarter 2022
Revenue of $4.53 billion decreased $681 million, or 13%, due to lower revenue from Analog, partially offset by higher revenue from Embedded Processing.
Gross profit of $2.91 billion was down $715 million, or 20%, due to lower revenue and higher manufacturing costs associated with planned capacity expansion. As a percentage of revenue, gross profit decreased to 64.2% from 69.6%.
Operating expenses (R&D and SG&A) were $938 million compared with $836 million. This increase was due to higher employee-related costs as we invest to strengthen our competitive advantages.
Restructuring charges/other in the year-ago period was $66 million due to preproduction costs at our Lehi, Utah, manufacturing facility. These costs transitioned primarily to cost of revenue after production began in December 2022.
Operating profit was $1.97 billion, or 43.5% of revenue, compared with $2.72 billion, or 52.2% of revenue.
OI&E was $119 million of income compared with $7 million of income, due to higher interest income.
Interest and debt expense of $89 million increased $40 million due to the issuance of additional long-term debt. See Note 6 to the financial statements.
Our provision for income taxes was $280 million compared with $390 million. This decrease was primarily due to lower income before income taxes.
Net income was $1.72 billion compared with $2.29 billion. EPS was $1.87 compared with $2.45.

Second quarter 2023 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q2 2023	Q2 2022	Change
Revenue	$3,278	$3,992	(18)%
Operating profit	1,463	2,226	(34)%
Operating profit % of revenue	44.6%	55.8%
Analog revenue decreased in both product lines, led by Power. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing (includes microcontrollers and processors)

	Q2 2023	Q2 2022	Change
Revenue	$894	$821	9%
Operating profit	318	324	(2)%
Operating profit % of revenue	35.6%	39.5%
Embedded Processing revenue increased due to the mix of products shipped. Operating profit decreased primarily due to higher manufacturing costs, partially offset by higher revenue.
Other (includes DLP® products, calculators and custom ASIC products)

	Q2 2023	Q2 2022	Change
Revenue	$359	$399	(10)%
Operating profit*	191	173	10%
Operating profit % of revenue	53.2%	43.4%
* Includes restructuring charges/other
Other revenue decreased $40 million, and operating profit increased $18 million.
Results of operations – first six months of 2023 compared with first six months of 2022
Revenue of $8.91 billion decreased $1.21 billion, or 12%, due to lower revenue from Analog, partially offset by higher revenue from Embedded Processing.
Gross profit of $5.77 billion was down $1.29 billion, or 18%, due to lower revenue and higher manufacturing costs associated with planned capacity expansion. As a percentage of revenue, gross profit decreased to 64.8% from 69.9%.
Operating expenses were $1.87 billion compared with $1.65 billion. This increase was due to higher employee-related costs as we invest to strengthen our competitive advantages.
Restructuring charges/other in the year-ago period was $132 million due to preproduction costs at our Lehi, Utah, manufacturing facility. These costs transitioned primarily to cost of revenue after production began in December 2022.
Operating profit was $3.91 billion, or 43.8% of revenue, compared with $5.29 billion, or 52.2% of revenue.
OI&E was $199 million of income compared with $22 million of income, due to higher interest income.
Interest and debt expense of $157 million increased $56 million due to the issuance of additional long-term debt.

Our provision for income taxes was $518 million compared with $715 million. This decrease was primarily due to lower income before income taxes.
Net income was $3.43 billion compared with $4.49 billion. EPS was $3.72 compared with $4.80.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2023	YTD 2022	Change
Revenue	$6,567	$7,808	(16)%
Operating profit	3,037	4,376	(31)%
Operating profit % of revenue	46.2%	56.0%
Analog revenue decreased in both product lines, led by Power. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing

	YTD 2023	YTD 2022	Change
Revenue	$1,726	$1,603	8%
Operating profit	555	639	(13)%
Operating profit % of revenue	32.2%	39.9%
Embedded Processing revenue increased due to the mix of products shipped. Operating profit decreased primarily due to higher manufacturing costs, partially offset by higher revenue.
Other

	YTD 2023	YTD 2022	Change
Revenue	$617	$706	(13)%
Operating profit*	314	271	16%
Operating profit % of revenue	50.9%	38.4%
* Includes restructuring charges/other
Other revenue decreased $89 million, and operating profit increased $43 million.
Financial condition
At the end of the second quarter of 2023, total cash (cash and cash equivalents plus short-term investments) was $9.55 billion, an increase of $485 million from the end of 2022.
Accounts receivable were $1.96 billion, an increase of $61 million compared with the end of 2022. Days sales outstanding for the second quarter of 2023 were 39 compared with 37 at the end of 2022.
Inventory was $3.73 billion, an increase of $972 million from the end of 2022. Days of inventory for the second quarter of 2023 were 207 compared with 157 at the end of 2022.

Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of June 30, 2023, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first six months of 2023 were $2.56 billion, a decrease of $1.35 billion from the year-ago period due to lower net income and higher cash used for working capital, as we continued to strategically build inventory.
Investing activities for the first six months of 2023 used $2.36 billion compared with $443 million in the year-ago period. Capital expenditures were $2.43 billion compared with $1.04 billion in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments provided cash of $31 million compared with $525 million in the year-ago period.
As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, our capital expenditures are expected to be higher than historical levels. In August 2022, the U.S. government enacted the U.S. CHIPS and Science Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods. See Note 9 to the financial statements.
Financing activities for the first six months of 2023 provided $187 million compared with $4.30 billion of cash used in the year-ago period. In 2023, we received net proceeds of $3.00 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $500 million. In the year-ago period, we retired maturing debt of $500 million. Dividends paid were $2.25 billion compared with $2.12 billion in the year-ago period, reflecting an increased dividend rate, partially offset by fewer shares outstanding. We used $182 million to repurchase 1.1 million shares of our common stock compared with $1.77 billion used in the year-ago period to repurchase 10.7 million shares. Employee exercises of stock options provided cash proceeds of $150 million compared with $113 million in the year-ago period.
We had $3.44 billion of cash and cash equivalents and $6.11 billion of short-term investments as of June 30, 2023. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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

Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2023	2022	Change
Cash flow from operations (GAAP)	$7,367	$8,697	(15)%
Capital expenditures	(4,185)	(2,808)
Free cash flow (non-GAAP)	$3,182	$5,889	(46)%

Revenue	$18,821	$19,592

Cash flow from operations as a percentage of revenue (GAAP)	39.1%	44.4%
Free cash flow as a percentage of revenue (non-GAAP)	16.9%	30.1%

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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2023 through April 30, 2023	228,925		$174.29		228,925	$21.34	billion
May 1, 2023 through May 31, 2023	122,663		166.54		122,479	21.32	billion
June 1, 2023 through June 30, 2023	95,682		173.71		95,682	21.31	billion
Total	447,270	(b)	$172.04	(b)	447,086	$21.31	billion (c)

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.

(b)In addition to open-market purchases, 184 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of June 30, 2023, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed January 26, 2022).
4(a)	Officers’ Certificate, dated May 18, 2023 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 18, 2023).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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

Date: July 26, 2023