Form 10-Q
period 2023-09-30
TEXAS INSTRUMENTS INC
filed 2023-10-25
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
908,204,093
Number of shares of Registrant’s common stock outstanding as of
October 17, 2023

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(In millions, except per-share amounts)	2023	2022	2023	2022
Revenue	$4,532	$5,241	$13,442	$15,358
Cost of revenue (COR)	1,717	1,624	4,854	4,674
Gross profit	2,815	3,617	8,588	10,684
Research and development (R&D)	471	431	1,403	1,236
Selling, general and administrative (SG&A)	452	431	1,387	1,275
Restructuring charges/other	—	77	—	209
Operating profit	1,892	2,678	5,798	7,964
Other income (expense), net (OI&E)	128	33	327	55
Interest and debt expense	98	53	255	154
Income before income taxes	1,922	2,658	5,870	7,865
Provision for income taxes	213	363	731	1,078
Net income	$1,709	$2,295	$5,139	$6,787

Earnings per common share (EPS):
Basic	$1.87	$2.50	$5.63	$7.35
Diluted	$1.85	$2.47	$5.58	$7.27

Average shares outstanding:
Basic	908	913	908	919
Diluted	916	923	916	929

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,709	$2,295	$5,139	$6,787
Income allocated to RSUs	(10)	(11)	(26)	(30)
Income allocated to common stock for diluted EPS	$1,699	$2,284	$5,113	$6,757

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Net income	$1,709	$2,295	$5,139	$6,787
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($3) and ($4); ($4) and $2	6	11	6	(23)
Recognized within net income, net of tax effect of ($1) and ($4); ($3) and ($9)	3	15	9	33
Prior service cost (credit) of defined benefit plans:
Adjustments, net of tax effect of $0 and $0; $0 and $0	—	1	—	1
Recognized within net income, net of tax effect of $0 and $0; $0 and $0	1	(1)	1	(1)
Derivative instruments:
Change in fair value, net of tax effect of $0 and $0; $0 and $0	—	1	1	1
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of $0 and $0; $0 and $2	1	(1)	2	(8)
Other comprehensive income (loss), net of taxes	11	26	19	3
Total comprehensive income	$1,720	$2,321	$5,158	$6,790

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	September 30,	December 31,
Consolidated Balance Sheets	2023	2022
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$2,566	$3,050
Short-term investments	6,382	6,017
Accounts receivable, net of allowances of ($15) and ($13)	1,976	1,895
Raw materials	401	353
Work in process	2,147	1,546
Finished goods	1,360	858
Inventories	3,908	2,757
Prepaid expenses and other current assets	265	302
Total current assets	15,097	14,021
Property, plant and equipment at cost	12,528	9,950
Accumulated depreciation	(3,208)	(3,074)
Property, plant and equipment	9,320	6,876
Goodwill	4,362	4,362
Deferred tax assets	632	473
Capitalized software licenses	138	152
Overfunded retirement plans	166	188
Other long-term assets	1,923	1,135
Total assets	$31,638	$27,207

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$300	$500
Accounts payable	713	851
Accrued compensation	707	799
Income taxes payable	108	189
Accrued expenses and other liabilities	824	646
Total current liabilities	2,652	2,985
Long-term debt	10,922	8,235
Underfunded retirement plans	141	118
Deferred tax liabilities	66	66
Other long-term liabilities	1,226	1,226
Total liabilities	15,007	12,630
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	3,280	2,951
Retained earnings	52,098	50,353
Treasury common stock at cost
Shares: September 30, 2023 – 833; December 31, 2022 – 835	(40,253)	(40,214)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(235)	(254)
Total stockholders’ equity	16,631	14,577
Total liabilities and stockholders’ equity	$31,638	$27,207

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$5,139	$6,787
Adjustments to net income:
Depreciation	853	676
Amortization of capitalized software	48	40
Stock compensation	294	227
Gains on sales of assets	(1)	(3)
Deferred taxes	(159)	(18)
Increase (decrease) from changes in:
Accounts receivable	(81)	(339)
Inventories	(1,151)	(494)
Prepaid expenses and other current assets	38	45
Accounts payable and accrued expenses	(23)	72
Accrued compensation	(97)	(114)
Income taxes payable	(65)	26
Changes in funded status of retirement plans	49	126
Other	(348)	(353)
Cash flows from operating activities	4,496	6,678

Cash flows from investing activities
Capital expenditures	(3,923)	(1,830)
Proceeds from asset sales	3	3
Purchases of short-term investments	(10,140)	(10,795)
Proceeds from short-term investments	9,976	10,007
Other	33	59
Cash flows from investing activities	(4,051)	(2,556)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,000	695
Repayment of debt	(500)	(500)
Dividends paid	(3,376)	(3,174)
Stock repurchases	(228)	(2,767)
Proceeds from common stock transactions	218	191
Other	(43)	(29)
Cash flows from financing activities	(929)	(5,584)

Net change in cash and cash equivalents	(484)	(1,462)
Cash and cash equivalents at beginning of period	3,050	4,631
Cash and cash equivalents at end of period	$2,566	$3,169

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
Segment information

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Analog	$3,353	$3,993	$9,920	$11,801
Embedded Processing	890	821	2,616	2,424
Other	289	427	906	1,133
Total revenue	$4,532	$5,241	$13,442	$15,358

Operating profit:
Analog	$1,504	$2,185	$4,541	$6,561
Embedded Processing	258	321	813	960
Other (a)	130	172	444	443
Total operating profit	$1,892	$2,678	$5,798	$7,964
(a)Includes restructuring charges/other

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Geographic area information
The following geographic area information is based on product shipment destination, which does not reflect end demand by geography.

	For Three Months Ended				For Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Revenue:
United States	$630	14%	$694	13%	$1,900	14%	$1,765	11%
China (a)	1,880	41	2,441	47	5,531	41	7,740	50
Rest of Asia	571	13	694	13	1,654	12	1,993	13
Europe, Middle East and Africa	952	21	942	18	2,894	22	2,578	17
Japan	338	7	310	6	976	7	849	6
Rest of world	161	4	160	3	487	4	433	3
Total revenue	$4,532	100%	$5,241	100%	$13,442	100%	$15,358	100%
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

	For Three Months Ended				For Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Revenue:
United States	$1,541	34%	$1,782	34%	$4,391	33%	$5,058	33%
China	813	18	1,143	22	2,561	19	3,758	24
Rest of Asia	434	10	534	10	1,263	10	1,643	11
Europe, Middle East and Africa (a)	1,193	26	1,281	24	3,657	27	3,480	23
Japan	455	10	446	9	1,373	10	1,252	8
Rest of world	96	2	55	1	197	1	167	1
Total revenue	$4,532	100%	$5,241	100%	$13,442	100%	$15,358	100%
(a)Revenue from end customers headquartered in Germany was 13% and 11% in the third quarters of 2023 and 2022, respectively, and 13% and 10% in the first nine months of 2023 and 2022, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2023 and 2022, and the Consolidated Balance Sheet as of September 30, 2023, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2022. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended September 30,
	2023			2022
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,709			$2,295
Income allocated to RSUs	(9)			(11)
Income allocated to common stock	$1,700	908	$1.87	$2,284	913	$2.50
Dilutive effect of stock compensation plans		8			10

Diluted EPS:
Net income	$1,709			$2,295
Income allocated to RSUs	(10)			(11)
Income allocated to common stock	$1,699	916	$1.85	$2,284	923	$2.47

	For Nine Months Ended September 30,
	2023			2022
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$5,139			$6,787
Income allocated to RSUs	(27)			(30)
Income allocated to common stock	$5,112	908	$5.63	$6,757	919	$7.35
Dilutive effect of stock compensation plans		8			10

Diluted EPS:
Net income	$5,139			$6,787
Income allocated to RSUs	(26)			(30)
Income allocated to common stock	$5,113	916	$5.58	$6,757	929	$7.27
Potentially dilutive securities representing 9 million and 6 million shares of common stock that were outstanding during the third quarters of 2023 and 2022, respectively, and 9 million and 5 million shares outstanding during the first nine months of 2023 and 2022, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of September 30, 2023. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of September 30, 2023, the carrying value of long-term debt, including the current portion, was $11.22 billion, and the estimated fair value was $9.82 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Taxes calculated using the estimated annual effective tax rate	$229	$391	$794	$1,147
Discrete tax items	(16)	(28)	(63)	(69)
Provision for income taxes	$213	$363	$731	$1,078

Effective tax rate	11%	14%	12%	14%
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	September 30, 2023			December 31, 2022
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$1,141	$—	$—	$1,238	$—	$—
Corporate obligations	280	1,519	—	276	1,535	—
U.S. government and agency securities	398	4,467	—	680	4,234	—
Non-U.S. government and agency securities	100	396	—	149	248	—
Mutual funds	—	—	11	—	—	11
Total	1,919	6,382	11	2,343	6,017	11

Other measurement basis:
Equity-method investments	—	—	16	—	—	18
Non-marketable investments	—	—	5	—	—	5
Cash on hand	647	—	—	707	—	—
Total	$2,566	$6,382	$32	$3,050	$6,017	$34
As of September 30, 2023, and December 31, 2022, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first nine months of 2023 and 2022.
The following table presents the aggregate maturities of our available-for-sale debt investments as of September 30, 2023:

Fair Value
One year or less	$6,775
One to two years	385
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.89 billion and $3.03 billion for the third quarters of 2023 and 2022, respectively, and $9.98 billion and $10.01 billion for the first nine months of 2023 and 2022, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of September 30, 2023, and December 31, 2022, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,141	$—	$1,141	$1,238	$—	$1,238
Corporate obligations	—	1,799	1,799	—	1,811	1,811
U.S. government and agency securities	4,161	704	4,865	4,914	—	4,914
Non-U.S. government and agency securities	—	496	496	—	397	397
Mutual funds	11	—	11	11	—	11
Total assets	$5,313	$2,999	$8,312	$6,163	$2,208	$8,371

Liabilities:
Deferred compensation	$352	$—	$352	$326	$—	$326
Total liabilities	$352	$—	$352	$326	$—	$326

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2023	2022	2023	2022	2023	2022
Service cost	$2	$4	$—	$1	$4	$6
Interest cost	7	8	4	3	14	7
Expected return on plan assets	(6)	(6)	(4)	(3)	(16)	(15)
Recognized net actuarial losses (gains)	2	1	(1)	—	3	1
Amortization of prior service cost (credit)	—	—	—	(1)	1	—
Net periodic benefit costs (credits)	5	7	(1)	—	6	(1)
Settlement losses	—	16	—	—	—	1
Total, including other postretirement losses (gains)	$5	$23	$(1)	$—	$6	$—

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2023	2022	2023	2022	2023	2022
Service cost	$6	$12	$1	$2	$12	$19
Interest cost	21	20	11	8	43	26
Expected return on plan assets	(17)	(22)	(13)	(9)	(48)	(50)
Recognized net actuarial losses (gains)	5	2	(4)	—	9	1
Amortization of prior service cost (credit)	—	—	—	(1)	1	—
Net periodic benefit costs (credits)	15	12	(5)	—	17	(4)
Settlement losses	1	29	—	—	1	10
Total, including other postretirement losses (gains)	$16	$41	$(5)	$—	$18	$6
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of September 30, 2023, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of September 30, 2023, our credit facility was undrawn, and we had no commercial paper outstanding.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
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
Long-term debt outstanding is as follows:

	September 30,	December 31,
	2023	2022
Notes due 2023 at 2.25%	$—	$500
Notes due 2024 at 2.625%	300	300
Notes due 2024 at 4.70%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	—
Notes due 2063 at 5.05%	1,200	—
Total debt	11,300	8,800
Net unamortized discounts, premiums and issuance costs	(78)	(65)
Total debt, including net unamortized discounts, premiums and issuance costs	11,222	8,735
Current portion of long-term debt	(300)	(500)
Long-term debt	$10,922	$8,235
Interest and debt expense was $98 million and $53 million for the third quarters of 2023 and 2022, respectively, and $255 million and $154 million for the first nine months of 2023 and 2022, respectively. This was net of the amortized discounts, premiums, issuance and other related costs. Capitalized interest was not material.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2022	$1,741	$2,951	$50,353	$(40,214)	$(254)

2023
Net income	—	—	1,708	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,125)	—	—
Common stock issued for stock-based awards	—	(37)	—	118	—
Stock repurchases	—	—	—	(96)	—
Stock compensation	—	104	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	(2)	—	—	—
Balance, March 31, 2023	1,741	3,016	50,930	(40,192)	(252)

Net income	—	—	1,722	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,125)	—	—
Common stock issued for stock-based awards	—	36	—	29	—
Stock repurchases	—	—	—	(77)	—
Stock compensation	—	111	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	6
Dividend equivalents on RSUs	—	—	(5)	—	—
Balance, June 30, 2023	1,741	3,163	51,522	(40,240)	(246)

Net income	—	—	1,709	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,126)	—	—
Common stock issued for stock-based awards	—	38	—	35	—
Stock repurchases	—	—	—	(48)	—
Stock compensation	—	79	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	11
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	—	(1)	—	—
Balance, September 30, 2023	$1,741	$3,280	$52,098	$(40,253)	$(235)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2021	$1,741	$2,630	$45,919	$(36,800)	$(157)

2022
Net income	—	—	2,201	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,063)	—	—
Common stock issued for stock-based awards	—	(36)	—	93	—
Stock repurchases	—	—	—	(584)	—
Stock compensation	—	74	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	4
Dividend equivalents on RSUs	—	—	(5)	—	—
Other	—	(1)	1	—	—
Balance, March 31, 2022	1,741	2,667	47,053	(37,291)	(153)

Net income	—	—	2,291	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,060)	—	—
Common stock issued for stock-based awards	—	31	—	25	—
Stock repurchases	—	—	—	(1,266)	—
Stock compensation	—	85	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(27)
Dividend equivalents on RSUs	—	—	(4)	—	—
Balance, June 30, 2022	1,741	2,783	48,280	(38,532)	(180)

Net income	—	—	2,295	—	—
Dividends declared and paid ($1.15 per share)	—	—	(1,051)	—	—
Common stock issued for stock-based awards	—	26	—	52	—
Stock repurchases	—	—	—	(996)	—
Stock compensation	—	68	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	26
Dividend equivalents on RSUs	—	—	(5)	—	—
Balance, September 30, 2022	$1,741	$2,877	$49,519	$(39,476)	$(154)
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
During the third quarter and first nine months of 2022, restructuring charges/other included $77 million and $209 million, respectively, of preproduction costs at our Lehi, Utah, manufacturing facility, which were included in Other for segment reporting purposes. These costs transitioned primarily to cost of revenue after production began in December 2022.
Other long-term assets

	September 30,	December 31,
	2023	2022
U.S. CHIPS and Science Act investment tax credit	$1,153	$395
Other	770	740
Total	$1,923	$1,135
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the third quarters and first nine months of 2023 and 2022. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Nine Months Ended		Impact to Related Statement of Income Lines
	September 30,		September 30,
	2023	2022	2023	2022
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$4	$19	$12	$42	Decrease to OI&E
Tax effect	(1)	(4)	(3)	(9)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$3	$15	$9	$33	Decrease to net income

Prior service cost (credit) of defined benefit plans:
Amortization of prior service cost (credit) (a)	$1	$(1)	$1	$(1)	Decrease (increase) to OI&E
Tax effect	—	—	—	—	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$1	$(1)	$1	$(1)	Decrease (increase) to net income
(a)Detailed in Note 5
Stock compensation
During the first nine months of 2023, 3 million shares were issued from treasury related to stock compensation. Shares issued from treasury during the third quarter of 2023 were less than 1 million.

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
Performance summary
Our third quarter revenue was $4.53 billion, net income was $1.71 billion and earnings per share (EPS) were $1.85.
Revenue was flat sequentially and decreased 14% from the same quarter a year ago. During the quarter, automotive growth continued and industrial weakness broadened.
Our cash flow from operations of $6.5 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300-mm production. Free cash flow for the same period was $1.6 billion and 9% of revenue.
Over the past 12 months we invested $3.7 billion in R&D and SG&A, invested $4.9 billion in capital expenditures and returned $5.6 billion to shareholders.
Results of operations – third quarter 2023 compared with third quarter 2022
Revenue of $4.53 billion decreased $709 million, or 14%, primarily due to lower revenue from Analog, partially offset by higher revenue from Embedded Processing.
Gross profit of $2.82 billion was down $802 million, or 22%, primarily due to lower revenue and, to a lesser extent, higher manufacturing costs associated with planned capacity expansion and reduced factory loadings. As a percentage of revenue, gross profit decreased to 62.1% from 69.0%.
Operating expenses (R&D and SG&A) were $923 million compared with $862 million. This increase was due to higher employee-related costs as we invest to strengthen our competitive advantages.
Restructuring charges/other in the year-ago period was $77 million due to preproduction costs at our Lehi, Utah, manufacturing facility. These costs transitioned primarily to cost of revenue after production began in December 2022.
Operating profit was $1.89 billion, or 41.7% of revenue, compared with $2.68 billion, or 51.1% of revenue.
OI&E was $128 million of income compared with $33 million of income, primarily due to higher interest income.
Interest and debt expense of $98 million increased $45 million due to the issuance of additional long-term debt. See Note 6 to the financial statements.
Our provision for income taxes was $213 million compared with $363 million. This decrease was primarily due to lower income before income taxes.
Net income was $1.71 billion compared with $2.30 billion. EPS was $1.85 compared with $2.47.

Third quarter 2023 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q3 2023	Q3 2022	Change
Revenue	$3,353	$3,993	(16)%
Operating profit	1,504	2,185	(31)%
Operating profit % of revenue	44.9%	54.7%
Analog revenue decreased in both product lines at about the same rate. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing (includes microcontrollers and processors)

	Q3 2023	Q3 2022	Change
Revenue	$890	$821	8%
Operating profit	258	321	(20)%
Operating profit % of revenue	29.0%	39.1%
Embedded Processing revenue increased due to the mix of products shipped. Operating profit decreased primarily due to higher manufacturing costs, partially offset by higher revenue.
Other (includes DLP® products, calculators and custom ASIC products)

	Q3 2023	Q3 2022	Change
Revenue	$289	$427	(32)%
Operating profit*	130	172	(24)%
Operating profit % of revenue	45.0%	40.3%
* Includes restructuring charges/other
Other revenue decreased $138 million, and operating profit decreased $42 million.
Results of operations – first nine months of 2023 compared with first nine months of 2022
Revenue of $13.44 billion decreased $1.92 billion, or 12%, primarily due to lower revenue from Analog, partially offset by higher revenue from Embedded Processing.
Gross profit of $8.59 billion was down $2.10 billion, or 20%, due to lower revenue and, to a lesser extent, higher manufacturing costs associated with planned capacity expansion and reduced factory loadings. As a percentage of revenue, gross profit decreased to 63.9% from 69.6%.
Operating expenses were $2.79 billion compared with $2.51 billion. This increase was due to higher employee-related costs as we invest to strengthen our competitive advantages.
Restructuring charges/other in the year-ago period was $209 million due to preproduction costs at our Lehi, Utah, manufacturing facility. These costs transitioned primarily to cost of revenue after production began in December 2022.
Operating profit was $5.80 billion, or 43.1% of revenue, compared with $7.96 billion, or 51.9% of revenue.
OI&E was $327 million of income compared with $55 million of income, due to higher interest income.
Interest and debt expense of $255 million increased $101 million due to the issuance of additional long-term debt.

Our provision for income taxes was $731 million compared with $1.08 billion. This decrease was due to lower income before income taxes.
Net income was $5.14 billion compared with $6.79 billion. EPS was $5.58 compared with $7.27.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2023	YTD 2022	Change
Revenue	$9,920	$11,801	(16)%
Operating profit	4,541	6,561	(31)%
Operating profit % of revenue	45.8%	55.6%
Analog revenue decreased in both product lines, led by Power. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing

	YTD 2023	YTD 2022	Change
Revenue	$2,616	$2,424	8%
Operating profit	813	960	(15)%
Operating profit % of revenue	31.1%	39.6%
Embedded Processing revenue increased due to the mix of products shipped. Operating profit decreased primarily due to higher manufacturing costs, partially offset by higher revenue.
Other

	YTD 2023	YTD 2022	Change
Revenue	$906	$1,133	(20)%
Operating profit*	444	443	—%
Operating profit % of revenue	49.0%	39.1%
* Includes restructuring charges/other
Other revenue decreased $227 million, and operating profit increased $1 million.
Financial condition
At the end of the third quarter of 2023, total cash (cash and cash equivalents plus short-term investments) was $8.95 billion, a decrease of $119 million from the end of 2022.
Accounts receivable were $1.98 billion, an increase of $81 million compared with the end of 2022. Days sales outstanding for the third quarter of 2023 were 39 compared with 37 at the end of 2022.
Inventory was $3.91 billion, an increase of $1.15 billion from the end of 2022. Days of inventory for the third quarter of 2023 were 205 compared with 157 at the end of 2022.

Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of September 30, 2023, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first nine months of 2023 were $4.50 billion, a decrease of $2.18 billion from the year-ago period due to lower net income and higher cash used for working capital, as we continued to strategically build inventory.
Investing activities for the first nine months of 2023 used $4.05 billion compared with $2.56 billion in the year-ago period. Capital expenditures were $3.92 billion compared with $1.83 billion in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments used cash of $164 million compared with $788 million in the year-ago period.
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
Financing activities for the first nine months of 2023 used $929 million compared with $5.58 billion in the year-ago period. In 2023, we received net proceeds of $3.00 billion from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $500 million. In the year-ago period, we received net proceeds of $695 million from the issuance of fixed-rate, long-term debt, and we retired maturing debt of $500 million. Dividends paid were $3.38 billion compared with $3.17 billion in the year-ago period, reflecting an increased dividend rate, partially offset by fewer shares outstanding. We used $228 million to repurchase 1.3 million shares of our common stock compared with $2.77 billion used in the year-ago period to repurchase 16.8 million shares. Employee exercises of stock options provided cash proceeds of $218 million compared with $191 million in the year-ago period.
In September 2023, we announced we would increase our dividend by 5%, marking 20 consecutive years of dividend increases.
We had $2.57 billion of cash and cash equivalents and $6.38 billion of short-term investments as of September 30, 2023. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2023	2022	Change
Cash flow from operations (GAAP)	$6,538	$9,035	(28)%
Capital expenditures	(4,890)	(3,112)
Free cash flow (non-GAAP)	$1,648	$5,923	(72)%

Revenue	$18,112	$20,190

Cash flow from operations as a percentage of revenue (GAAP)	36.1%	44.7%
Free cash flow as a percentage of revenue (non-GAAP)	9.1%	29.3%

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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2023 through July 31, 2023	61,656		$177.82		50,020	$21.30	billion
August 1, 2023 through August 31, 2023	109,035		168.59		109,035	21.28	billion
September 1, 2023 through September 30, 2023	126,201		162.42		126,201	21.26	billion
Total	296,892	(b)	$167.89	(b)	285,256	$21.26	billion (c)

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.

(b)In addition to open-market purchases, 11,636 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of September 30, 2023, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.

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

Date: October 25, 2023