Form 10-K
period 2023-12-31
TEXAS INSTRUMENTS INC
filed 2024-02-02
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $163,230,185,912 as of June 30, 2023.
909,287,673 (Number of shares of common stock outstanding as of January 23, 2024)
Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2024 annual meeting of stockholders.

PART I
ITEM 1. Business
We design and manufacture semiconductors that we sell to electronics designers and manufacturers all over the world. Our operations began in 1930, and we are incorporated in Delaware. With headquarters in Dallas, Texas, we have design, manufacturing or sales operations in more than 30 countries. Our two reportable segments are Analog and Embedded Processing, and we report the results of our remaining business activities in Other. In 2023, we generated $17.52 billion of revenue.
For decades, we have operated with a passion to create a better world by making electronics more affordable through semiconductors. We were pioneers in the transition from vacuum tubes to transistors and then to integrated circuits. As each generation has become more reliable, more affordable and lower in power, semiconductors are used by a growing number of customers and markets. Our passion continues to be alive today as we help our customers develop electronics and new applications, particularly in industrial and automotive markets.
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
The second element of our strategy to maximize free cash flow per share growth is disciplined allocation of capital. This spans how we select R&D projects, develop new capabilities like TI.com, invest in new manufacturing capacity or how we think about acquisitions and returning cash to our owners. Over a 10-year period from 2014 to 2023, we allocated $94 billion, which reinforces the importance of discipline in capital allocation. The largest allocation over this period was to drive organic growth, which includes investments in R&D, sales and marketing, capital expenditures and working capital for inventory. In this period, we allocated just over $15 billion to capital expenditures. Our increased capital expenditures are to support future revenue growth, which will be a greater component of free cash flow per share growth going forward. Beyond that, we also allocated capital to dividends and share repurchases. Dividends are designed to appeal to a broad set of investors, and share repurchases are made with the goal of the accretive capture of future free cash flow for long-term investors. Lastly, for inorganic growth, we allocate to acquisitions that meet our financial and strategic objectives.
The third element of our strategy is efficiency, which we think of as constantly striving for more output for every dollar spent. This is about getting our investments in the most impactful areas to maximize the growth of long-term free cash flow per share; it is not just about optimizing cost cutting to get to the last dollar of expense. We bring this philosophy of efficiency and continuous improvement to all areas of the company, and this focus on efficiency contributes to revenue growth, improved gross margins, disciplined R&D and SG&A expense, free cash flow margins and ultimately to free cash flow per share growth.

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
Analog
Our Analog segment generated $13.04 billion of revenue in 2023. Analog semiconductors change real-world signals, such as sound, temperature, pressure or images, by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as embedded processors. Analog semiconductors are also used to manage power in all electronic equipment by converting, distributing, storing, discharging, isolating and measuring electrical energy, whether the equipment is plugged into a wall or using a battery. As the digitization of electronics continues, there is a growing need and opportunity for analog chips to provide the power to run devices and the critical interfaces with human beings, the real world and other electronic devices. Our Analog products are used in many markets, particularly industrial, automotive and personal electronics.
Sales of our Analog products generated about 74% of our revenue in 2023.
Our Analog segment includes the following major product lines: Power and Signal Chain.
Power
Power includes products that help customers manage power in electronic systems. Our broad portfolio is designed to manage power requirements across different voltage levels, including battery-management solutions, DC/DC switching regulators, AC/DC and isolated DC/DC switching regulators, power switches, linear and low-dropout regulators, voltage references and lighting products.
Signal Chain
Signal Chain includes products that sense, condition and measure real-world signals to allow information to be transferred or converted for further processing and control. Our Signal Chain products include amplifiers, data converters, interface products, motor drives, clocks, logic and sensing products.
Embedded Processing
Our Embedded Processing segment generated $3.37 billion of revenue in 2023. Embedded Processing products are the digital “brains” of many types of electronic equipment. They are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. Our devices vary from simple, low-cost microcontrollers used in applications such as electric toothbrushes to highly specialized, complex devices such as motor control. Our Embedded Processing products are used in many markets, particularly industrial and automotive.
An important characteristic of our Embedded Processing products is that our customers often invest their own R&D to write software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to reuse software from one product generation to the next.

Sales of Embedded Processing products generated about 19% of our revenue in 2023.
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
Other
We report the results of our remaining business activities in Other, which includes operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments. Other generated $1.11 billion of revenue in 2023 and includes revenue from DLP® products (primarily used to project high-definition images), calculators and certain custom semiconductors known as application-specific integrated circuits (ASICs).
In Other, we also include items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include acquisition, integration and restructuring charges, as well as certain corporate-level items, such as litigation expenses, environmental costs and gains and losses from other activities, including asset dispositions.

Markets for our products
The table below lists the major markets for our products in 2023 and the estimated percentage of our 2023 revenue that the market represented. The chart also lists, in declining order of our revenue, the sectors within each market.

Market	Sector
Industrial	Factory automation & control
(40% of TI revenue)	Grid infrastructure
Medical
Aerospace & defense
Test & measurement
Building automation
Motor drives
Power delivery
Appliances
Pro audio, video & signage
Industrial transport
Retail automation & payment
Lighting
Automotive	Infotainment & cluster
(34% of TI revenue)	Hybrid, electric & powertrain systems
Advanced driver assistance systems (ADAS)
Body electronics & lighting
Passive safety
Personal electronics	Mobile phones
(15% of TI revenue)	PC & notebooks
Portable electronics
TV
Connected peripherals & printers
Tablets
Home theater & entertainment
Gaming
Wearables (non-medical)
Data storage
Communications equipment	Wireless infrastructure
(5% of TI revenue)	Wired networking
Broadband fixed line access
Datacom module
Enterprise systems	Data center & enterprise computing
(4% of TI revenue)	Enterprise projectors
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
We market and sell our products through direct sales channels, including our website and broad sales and marketing team, and, to a lesser extent, through distributors. Over the past several years, we have been investing in new capabilities to build closer direct customer relationships. As a result, in 2023 about 75% of our revenue was direct, which includes TI.com, as customers valued the convenience of purchasing online. Closer direct relationships with our customers help to strengthen our reach of market channel advantage and give us access to more customers and more of their design projects, leading to opportunities to sell more of our products into each design. Additionally, broader and deeper access gives us better insight and knowledge of customer needs.
Our investments in new and improved capabilities to directly support our customers include website and e-commerce enhancements as well as inventory consignment programs and order fulfillment services. Our TI.com e-commerce channel offers a localized online experience in many countries, with convenience features such as immediate availability, local currency, payment methods, invoicing and importer of record. Our new application programming interfaces (APIs) give customers the ability to directly access real-time information about TI products from their own systems, enabling them to purchase available chips immediately to better support their supply needs, reducing cost and delays.
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

We invest in manufacturing technologies and do most of our manufacturing in-house. This strategic decision to make manufacturing and technology a core competitive advantage provides us with tangible benefits of lower manufacturing costs and greater control of our supply chain, offering our customers geopolitically dependable capacity. We have focused on creating a competitive manufacturing structural cost advantage by investing in our advanced 300mm capacity. An unpackaged chip built on a 300mm wafer costs about 40% less than an unpackaged chip built on a 200mm wafer.
We continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity plan to meet demand over time. Semiconductor growth in electronics, particularly in industrial and automotive markets, is expected to continue well into the future. Progress and investments include:
•Ramping production in 300mm wafer fabrication facility RFAB2 in Richardson, Texas.
•Ramping production in 300mm wafer fabrication facility LFAB1 in Lehi, Utah.
•Continuing construction on SM1 and SM2 in Sherman, Texas, where we are building four 300mm wafer fabrication facilities.
•Starting construction on LFAB2, another 300mm wafer fabrication facility in Lehi, Utah.
Together, these investments are designed to strengthen our manufacturing and technology competitive advantage, provide us with lower costs and greater control of our supply chain, and support growth over the next 10 to 15 years.
We assess and are careful to address potential health, safety, and environmental risks presented by our operations, including our manufacturing operations. We care for our environment and work to prevent pollution and the potential risks related to climate change. We invest to reduce emissions over the long term in several ways, including installing new factory equipment with state-of-the-art emissions reduction technology, as well as retrofitting existing factory equipment with advanced abatement technology, in addition to using alternative gases and increasing the use of renewable electricity. We also continue to implement practices such as recycling and reusing materials and properly handling hazardous and restricted substances.
We expect to continue to maintain sufficient internal manufacturing capacity to meet the majority of our production needs and to obtain manufacturing equipment to support new technology developments and revenue growth. In 2023, we sourced about 80% of our total wafers and about 65% of our assembly/test production internally. With our planned capacity expansions, we expect these percentages to increase. To supplement our internal manufacturing capacity, we selectively use the capacity of outside suppliers, commonly known as foundries and subcontractors.
Inventory
Our objectives for inventory are to maintain high levels of customer service, maintain dependable and competitive lead times, minimize inventory obsolescence and improve manufacturing asset utilization. To meet these objectives and to allow greater flexibility in periods of high demand, our strategy is to build ahead of demand our broad-based products that are used across a diverse set of applications and customers and have low risk of obsolescence. Inventory levels will vary based on market conditions and seasonality.
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

Name	Age	Position
Ahmad S. Bahai	61	Senior Vice President
Mark S. Gary	49	Senior Vice President
Haviv Ilan	55	Director, President and Chief Executive Officer
Hagop H. Kozanian	41	Senior Vice President
Shanon J. Leonard	48	Senior Vice President
Rafael R. Lizardi	51	Senior Vice President and Chief Financial Officer
Mark T. Roberts	48	Senior Vice President
Amichai Ron	46	Senior Vice President
Richard K. Templeton	65	Director and Chairman of the Board
Cynthia Hoff Trochu	60	Senior Vice President, Secretary and General Counsel
Christine A. Witzsche	39	Senior Vice President
Mohammad Yunus	46	Senior Vice President
The term of office of these officers is from the date of their election until their successor shall have been elected and qualified. All have been employees of the company for more than five years. Messrs. Bahai, Ilan, Kozanian, Lizardi and Templeton and Ms. Trochu have served as executive officers of the company for more than five years. Mr. Ron became an executive officer in 2019. Mr. Gary became an executive officer in 2020. Mr. Roberts and Ms. Witzsche became executive officers in 2021. Mr. Leonard became an executive officer in 2022. Mr. Yunus became an executive officer in 2024.
Human capital management
At December 31, 2023, we had about 34,000 employees worldwide. Of those, about 90% were in R&D, sales or manufacturing. Our objective for human capital management is to recruit, develop and retain the best talent possible. As a technology and manufacturing company, our success is grounded in having strong engineering talent and a reliable factory workforce. We have a promote-from-within culture and offer training and rotation programs that provide the opportunity to quickly gain experience in different areas. In 2023, our turnover rate was 8.1%.
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
We have facilities in more than 30 countries. About 65% of our revenue comes from customers with headquarter locations outside the United States; revenue from end customers headquartered in China represents about 20% of our revenue. We also continue to expand our offerings of online transactions and services worldwide. Certain countries where we operate have experienced, and other countries may experience, geopolitical tensions that affect global trade and macroeconomic conditions through the enactment of tariffs, import or export restrictions, trade embargoes and sanctions, restrictions on cross-border investment and other trade barriers. Geopolitical tensions may impact our ability to deliver products, support customers, receive manufacturing equipment or cause customers to seek alternate suppliers, which could adversely affect our operations and financial results.
We are exposed to political, social and economic conditions (including inflation), security risks, acts of war, terrorism or other hostile acts, pandemics, epidemics or other public health crises, labor conditions, climate change risks and possible disruptions in power, water supply, transportation, communications and information technology networks of the various countries in which we operate. Any of these factors could adversely affect our results of operations, financial condition and reputation. In addition, our global operations expose us to periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business. The remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.
We face substantial competition that requires us to respond rapidly to product development and pricing pressures.
We face intense technological and pricing competition in the markets in which we operate. We expect this competition will continue to increase from large competitors and from small competitors serving niche markets, and also from emerging companies, particularly in Asia, that sell products into the same markets in which we operate. For example, we may face increased competition as a result of China actively promoting and reshaping its domestic semiconductor industry through policy changes and investment. These actions, in conjunction with trade tensions, may restrict us from participating in the China market or may prevent us from competing effectively. Certain competitors possess sufficient financial, technical and management resources and utilize available incentives offered by various countries and government entities to develop and market products that may compete favorably against our products, and consolidation among our competitors may allow them to compete more effectively. The price and product development pressures that result from competition may lead to reduced profit margins and lost business opportunities in the event that we are unable to match the price declines or cost efficiencies, or meet the technological, product, support, software or manufacturing advancements of our competitors.

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
Our results of operations also might suffer because of a general decline or volatility in customer demand resulting from, for example: uncertainty regarding the stability of global credit and financial markets; natural events, pandemics, epidemics or domestic or international political, social, economic or other conditions; breaches of customer information technology systems that disrupt customer operations; or a customer’s inability to access credit markets and other sources of needed liquidity.
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
Breaches, disruptions or other incidents relating to our information technology systems or the systems of our customers, suppliers and other third parties could be caused by factors such as computer viruses, ransomware, malware, system failures, restricted network access, unauthorized access, terrorism, nation-state espionage, employee malfeasance, or human error. These events could, among other things, compromise our information technology networks; result in corrupt or lost data or the unauthorized release of our, our customers’ or our suppliers’ confidential or proprietary information; cause a disruption to our manufacturing and other operations (including our online services, platforms and transactions); result in the release of personal data; or cause us to incur costs associated with increased protection, remediation, regulatory inquiries or penalties, or claims for damages, any of which could adversely affect our operating results and our reputation. Cybersecurity or other threats to our information technology systems or the systems of our customers, suppliers and other third parties are frequent, increasingly sophisticated and constantly evolving, thereby making them more difficult to detect, mitigate and defend against.
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
We have manufacturing, data and design facilities and other operations in locations subject to natural occurrences such as severe weather, geological events or epidemics that could adversely affect manufacturing capacity, availability and cost of key raw materials, utilities and equipment or otherwise disrupt operations. Climate change might exacerbate these occurrences or cause natural disasters to occur with greater frequency and with more intense effects. A natural disaster that results in a prolonged disruption, particularly where we have principal manufacturing and design operations, as listed in the Properties section in Item 2, may adversely affect our results and financial condition.

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
Our inability to timely implement new manufacturing technologies, install manufacturing equipment or secure necessary personnel for manufacturing operations could adversely affect our results of operations. We have made and will continue to make significant investments in manufacturing capacity, and we might not realize our expected return on those investments. We subcontract a portion of our wafer fabrication and assembly and testing of our products, and we depend on third parties (including contractors and other service providers) to support key portions of our operations (including manufacturing operations and advanced logic manufacturing process technology development) and to construct our facilities. We do not have long-term contracts with all of these suppliers, and the number of alternate suppliers is limited. Reliance on these suppliers involves risks, including possible shortages of capacity in periods of high demand, suppliers’ inability to develop and deliver advanced logic manufacturing process technology or build facilities in a timely, cost-effective, and appropriate manner, the possibility of suppliers’ imposition of increased costs on us and the unauthorized disclosure or use of our intellectual property. In addition, failure by these suppliers to fulfill expectations, commitments and responsibilities in accordance with agreed terms or applicable laws, rules and regulations (including health, safety, forced labor, human trafficking and supply chain standards) could adversely affect our results of operations, financial condition and reputation.
Our continued success depends in part on our ability to retain and recruit a sufficient number of qualified employees in a competitive environment.
Our continued success depends in part on the retention and recruitment of skilled personnel as well as the contributions and effective succession of senior management and other key employees. Skilled and experienced personnel in our industry, including engineering, management, sales, technical and staff personnel, are in high demand, and competition for their talents is intense. There can be no assurance that we will be able to successfully retain, train and recruit the key engineering, management and technical personnel that we require to execute our business strategy. Our ability to recruit internationally or deploy employees to various locations may be limited by immigration laws and policies, including changes to, or the administration or interpretation of, those laws and policies.

Our results of operations and our reputation could be affected by warranty claims, product liability claims, product recalls or legal proceedings.
Claims based on warranty, product liability, epidemic or delivery failures, or other grounds relating to our products, software, manufacturing, services, designs, communications or cybersecurity could lead to significant expenses as we defend the claims or pay damage awards or settlements. In the event of a claim, we would also incur costs if we decide to compensate the affected customer or end consumer. Any such claims may also cause us to write off the value of related inventory. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for a customer to recall a product containing a TI part, for example, with respect to products used in automotive applications or handheld electronics, which may cause us to incur costs and expenses relating to the recall. Improper, incorrect, illicit or unauthorized storage, handling, modification or use of our products (including use in applications for which our products were not designed), or use of counterfeit products, by third parties could result in reputational harm. Any of these events could adversely affect our results of operations, financial condition and reputation.
Our results of operations could be adversely affected by distributors’ promotion of competing product lines or our distributors’ financial performance.
In 2023, about 25% of our revenue was generated from sales of our products through distributors. Our distributors carry competing product lines, and our sales could be affected if semiconductor distributors promote competing products over our products. Moreover, our results of operations could be affected if our distributors suffer financial difficulties that result in their inability to pay amounts owed to us. Disputes with current or former distributors could be disruptive or harmful to our business.
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
We are subject to complex laws, rules and regulations on an international, national and local level that affect our domestic and international operations relating to, for example, the environment and climate change; safety; health; trade, including import and export; bribery and corruption; financial reporting; tax; data privacy and protection; labor and employment; competition; facilities and code compliance; market access; pandemics, epidemics or other public health crises; intellectual property ownership and infringement; and the movement of currency. Compliance with these laws, rules and regulations may be onerous and expensive and could restrict our ability to manufacture or ship our products and operate our business. From time to time, we receive inquiries from government entities regarding our compliance with laws and regulations. If we do not comply with a law or regulation (or the same is alleged), or a government inquiry is unresolved, we could be subject to litigation, investigations or enforcement activity that can be unpredictable and time-consuming, as well as disruptions to our operations, or significant fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.
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
We have received and may in the future continue to receive government incentives, including but not limited to tax incentives, designed to encourage certain investments in our operations. We may be subject to increased scrutiny from government entities, shareholders and others on how these incentives are used and spent. Such incentives could be subject to reduction, modification, clawback or termination, and such changes to these incentives could adversely affect our results of operations, financial condition and reputation.
Our performance depends in part on our ability to enforce our intellectual property rights and to maintain freedom of operation.
Access to worldwide markets depends in part on the continued strength of our intellectual property portfolio in all jurisdictions where we conduct business. There can be no assurance that, as our business evolves, we will obtain the necessary intellectual property rights, or that we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. To the extent that we have to rely on technology from others for which a license is required, there can be no assurance that we will be able to obtain such a license at all or on terms we consider reasonable. We, directly and indirectly, face infringement claims from third parties, including nonpracticing entities that have acquired patents to pursue enforcement actions against other companies. We also face infringement claims where we or our customers make, use or sell products and where the intellectual property laws may be less established or less predictable. These assertions, whether or not of any merit, expose us to claims for damages and/or injunctions from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims.
We actively enforce and protect our own intellectual property rights. However, our efforts cannot prevent all misappropriation or improper use of our protected technology and information, including, for example, third parties’ use of our patented or copyrighted technology, our trade secrets, or unauthorized copying and cloning, in their products without the right to do so, or third parties’ sale of counterfeit products bearing our trademark. Activities such as those listed above may affect our reputation and impede our ability to sell our products. The laws of countries where we operate may not protect our intellectual property rights to the same extent as U.S. laws.

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
ITEM 1B. Unresolved staff comments
Not applicable.
ITEM 1C. Cybersecurity
Cybersecurity risk management and strategy
Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, the Center for Internet Security Controls, and the International Organization for Standardization. We use these frameworks, together with information collected from internal assessments, to develop policies for use of our information assets (for example, TI business information and information resources such as mobile phones, computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multifactor authentication and malware defenses. We also work with internal stakeholders across the company to integrate foundational cybersecurity principles throughout our organization’s operations, including employment of multiple layers of cybersecurity defenses, restricted access based on business need, and integrity of our business information. Throughout the year, we also regularly train our employees on cybersecurity awareness, confidential information protection and simulated phishing attacks.
We regularly engage third-party assessors to conduct penetration testing and measure our program to industry standard frameworks. We also have standing engagements with incident response experts and external counsel. We frequently collaborate with industry experts and cybersecurity practitioners at other companies to exchange information about potential cybersecurity threats, best practices and trends.
Our cybersecurity risk management extends to risks associated with our use of third-party service providers. For instance, we conduct risk and compliance assessments of third-party service providers that request access to our information assets.

Our cybersecurity risk management is an important part of our comprehensive business continuity program and enterprise risk management. Our global information security team periodically engages with a cross-functional group of subject matter experts and leaders to assess and refine our cybersecurity risk posture and preparedness. For example, we regularly evaluate and update contingency strategies for our business in the event that a portion of our information resources were to be unavailable due to a cybersecurity incident. We practice our response to potential cybersecurity incidents through regular tabletop exercises, threat hunting and red team exercises.
For more information about cybersecurity risks, see the Risk factors discussion in Item 1A of this Form 10-K.
Governance of cybersecurity risk management
The board of directors, as a whole, has oversight responsibility for our strategic and operational risks. The audit committee assists the board of directors with this responsibility by reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of management. The audit committee, in turn, periodically reports on its review with the board of directors.
Management is responsible for day-to-day assessment and management of cybersecurity risks. Our chief information officer has primary oversight of material risks from cybersecurity threats. Our chief information officer is the senior vice president responsible for the Information Technology Solutions (ITS) organization and for information protection. Our chief information officer has more than 25 years of experience across various engineering, business and management roles, including serving as the vice president of the design and manufacturing ITS organization, leading the development and implementation of information technology strategies and roadmaps for manufacturing automation.
Our chief information security officer reports to our chief information officer. Our chief information security officer has more than 15 years of experience working in information technology-related roles, a degree in Information Technology, and Global Information Assurance Certifications in Security Essentials (GSEC) as an Intrusion Analyst (GCIA) and as a Penetration Tester (GPEN).
Our chief information officer and chief information security officer assess our cybersecurity readiness through internal assessment tools as well as third-party control tests, vulnerability assessments, audits and evaluation against industry standards. We have governance and compliance structures that are designed to elevate issues relating to cybersecurity to our chief information officer and chief information security officer, such as potential threats or vulnerabilities. We also employ various defensive and continuous monitoring techniques using recognized industry frameworks and cybersecurity standards.
Our chief information officer meets with the audit committee periodically to review our information technology systems and discuss key cybersecurity risks. In addition, the chief financial officer reviews with the audit committee at least annually our global enterprise risk management program, which includes cybersecurity risks, and is also reported to the board.

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
**    Leased.
Our facilities in the United States contained approximately 16.1 million square feet at December 31, 2023, of which approximately 0.4 million square feet were leased. Our facilities outside the United States contained approximately 12.7 million square feet at December 31, 2023, of which approximately 2.4 million square feet were leased.
At the end of 2023, we occupied substantially all of the space in our facilities.
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
ITEM 4. Mine safety disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities
TI common stock is quoted on The Nasdaq Global Select Market under the ticker symbol TXN. At December 31, 2023, we had 11,261 stockholders of record.
The following table contains information regarding our purchases of our common stock during the fourth quarter of 2023.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2023 through October 31, 2023	329,147		$149.62		318,738	$21.21	billion
November 1, 2023 through November 30, 2023	76,200		148.19		76,200	21.20	billion
December 1, 2023 through December 31, 2023	17,652		157.14		17,652	21.20	billion
Total	422,999	(b)	$149.67	(b)	412,590	$21.20	billion (c)
(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.
(b)In addition to open-market purchases, 10,409 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(c)As of December 31, 2023, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.
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
Our results of operations provides details of our financial results for 2023 and 2022 and year-to-year comparisons between 2023 and 2022. Discussion of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Our focus on analog and embedded processing allows us to generate strong cash flow from operations. Our cash flow from operations of $6.42 billion underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow was $1.35 billion and represented 7.7% of revenue. During 2023, we invested $3.69 billion in R&D and SG&A, invested $5.07 billion in capital expenditures and returned $4.85 billion to shareholders.
Details of financial results – 2023 compared with 2022
Revenue of $17.52 billion decreased $2.51 billion, or 12.5%, primarily due to lower revenue from Analog, partially offset by higher revenue from Embedded Processing.
Gross profit of $11.02 billion was down $2.75 billion, or 20.0%, primarily due to lower revenue and, to a lesser extent, higher manufacturing costs associated with planned capacity expansion and reduced factory loadings. As a percentage of revenue, gross profit decreased to 62.9% from 68.8%.
Operating expenses (R&D and SG&A) were $3.69 billion compared with $3.37 billion. This increase was primarily due to higher employee-related costs as we invest to strengthen our competitive advantages.
Restructuring charges/other in the year-ago period was $257 million due to preproduction costs at our Lehi, Utah, manufacturing facility. These costs transitioned primarily to cost of revenue after production began in December 2022. See Note 11 to the financial statements.
Operating profit was $7.33 billion, or 41.8% of revenue, compared with $10.14 billion, or 50.6% of revenue.
Other income and expense (OI&E) was $440 million of income compared with $106 million of income, due to higher interest income. See Note 11 to the financial statements.
Interest and debt expense of $353 million increased $139 million due to the issuance of additional long-term debt. See Note 8 to the financial statements.
Our provision for income taxes was $908 million compared with $1.28 billion. This decrease was due to lower income before income taxes. Our effective tax rate, which includes discrete tax items, was 12.2% in 2023 compared with 12.8% in 2022. See Note 4 to the financial statements for a reconciliation of the U.S. statutory corporate tax rate to our effective tax rate.
Net income was $6.51 billion compared with $8.75 billion. EPS was $7.07 compared with $9.41.

Segment results – 2023 compared with 2022
Analog (includes Power and Signal Chain product lines)

	2023	2022	Change
Revenue	$13,040	$15,359	(15)%
Operating profit	5,821	8,359	(30)%
Operating profit % of revenue	44.6%	54.4%
Analog revenue decreased in both product lines about equally. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing (includes microcontrollers and processors)

	2023	2022	Change
Revenue	$3,368	$3,261	3%
Operating profit	1,008	1,253	(20)%
Operating profit % of revenue	29.9%	38.4%
Embedded Processing revenue increased due to the mix of products shipped. Operating profit decreased primarily due to higher manufacturing costs, partially offset by higher revenue.
Other (includes DLP® products, calculators and custom ASIC products)

	2023	2022	Change
Revenue	$1,111	$1,408	(21)%
Operating profit *	502	528	(5)%
Operating profit % of revenue	45.2%	37.5%
*Includes restructuring charges/other
Other revenue decreased $297 million, and operating profit decreased $26 million.
Financial condition
At the end of 2023, total cash (cash and cash equivalents plus short-term investments) was $8.58 billion, a decrease of $492 million from the end of 2022.
Accounts receivable were $1.79 billion, a decrease of $108 million compared with the end of 2022. Days sales outstanding at the end of 2023 were 39 compared with 37 at the end of 2022.
Inventory was $4.00 billion, an increase of $1.24 billion from the end of 2022. Days of inventory at the end of 2023 were 219 compared with 157 at the end of 2022.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of December 31, 2023, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for 2023 were $6.42 billion, a decrease of $2.30 billion due to lower net income and higher cash used for working capital, as we continued to strategically build inventory.
Investing activities for 2023 used $4.36 billion compared with $3.58 billion in 2022. Capital expenditures were $5.07 billion compared with $2.80 billion in 2022 and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments provided cash proceeds of $682 million in 2023 compared with $826 million of cash used in 2022.

As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, our capital expenditures are expected to continue to be higher than historical levels. In August 2022, the U.S. government enacted the U.S. CHIPS and Science Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods, and we have submitted applications for the manufacturing grants provided by the legislation. See Note 11 to the financial statements.
Financing activities for 2023 used $2.14 billion compared with $6.72 billion in 2022. In 2023, we received net proceeds of $3.00 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. In 2022, we received net proceeds of $1.49 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. Dividends paid in 2023 were $4.56 billion compared with $4.30 billion in 2022, reflecting an increased dividend rate. We used $293 million to repurchase 1.8 million shares of our common stock compared with $3.62 billion used in 2022 to repurchase 22.2 million shares. Employee exercises of stock options provided cash proceeds of $263 million compared with $241 million in 2022.
We had $2.96 billion of cash and cash equivalents and $5.61 billion of short-term investments as of December 31, 2023. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For Years Ended December 31,
	2023	2022
Cash flow from operations (GAAP)	$6,420	$8,720
Capital expenditures	(5,071)	(2,797)
Free cash flow (non-GAAP)	$1,349	$5,923

Revenue	$17,519	$20,028

Cash flow from operations as a percentage of revenue (GAAP)	36.6%	43.5%
Free cash flow as a percentage of revenue (non-GAAP)	7.7%	29.6%
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
Our balance sheet also reflects amounts remeasured from non-U.S. dollar currencies. Because most of the aggregate non-U.S. dollar balance sheet exposure is hedged by forward currency exchange contracts, which are based on year-end 2023 balances and currency exchange rates, a hypothetical 10% plus or minus fluctuation in non-U.S. currency exchange rates relative to the U.S. dollar would result in a pretax currency exchange gain or loss of approximately $4 million.
We use these forward currency exchange contracts to reduce the earnings impact that exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. As of December 31, 2023, we had forward currency exchange contracts outstanding with a notional value of $328 million to hedge net balance sheet exposures (including $102 million to sell Japanese yen, $77 million to sell British pounds and $58 million to buy Chinese yuan). Similar hedging activities existed at year-end 2022.
Interest rate risk
We have the following potential exposure to changes in interest rates: (i) the effect of changes in interest rates on the fair value of our investments in cash equivalents and short-term investments, which could produce a gain or a loss; and (ii) the effect of changes in interest rates on the fair value of our debt.
As of December 31, 2023, a hypothetical 100 basis point increase in interest rates would decrease the fair value of our investments in cash equivalents and short-term investments by about $22 million and decrease the fair value of our long-term debt by $891 million. Because interest rates on our long-term debt are fixed, changes in interest rates would not affect the cash flows associated with long-term debt.
Equity risk
Long-term investments at year-end 2023 include the following:
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
•Equity investments – includes nonmarketable (nonpublicly traded) equity securities.
Investments in mutual funds are stated at fair value. Changes in prices of the mutual fund investments are expected to offset related changes in certain deferred compensation liabilities. Nonmarketable equity securities and certain venture capital funds are stated at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Investments in the remaining venture capital funds are stated using the equity method. See Note 6 to the financial statements for details of equity and other long-term investments.
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
•Income for each of the three years in the period ended December 31, 2023.
•Comprehensive income for each of the three years in the period ended December 31, 2023.
•Balance sheets as of December 31, 2023 and 2022.
•Cash flows for each of the three years in the period ended December 31, 2023.
•Stockholders’ equity for each of the three years in the period ended December 31, 2023.
•Reports of independent registered public accounting firm (PCAOB ID: 42).
Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

Consolidated Statements of Income	For Years Ended December 31,
(In millions, except per-share amounts)	2023	2022	2021
Revenue	$17,519	$20,028	$18,344
Cost of revenue (COR)	6,500	6,257	5,968
Gross profit	11,019	13,771	12,376
Research and development (R&D)	1,863	1,670	1,554
Selling, general and administrative (SG&A)	1,825	1,704	1,666
Acquisition charges	—	—	142
Restructuring charges/other	—	257	54
Operating profit	7,331	10,140	8,960
Other income (expense), net (OI&E)	440	106	143
Interest and debt expense	353	214	184
Income before income taxes	7,418	10,032	8,919
Provision for income taxes	908	1,283	1,150
Net income	$6,510	$8,749	$7,769

Earnings per common share (EPS):
Basic	$7.13	$9.51	$8.38
Diluted	$7.07	$9.41	$8.26

Average shares outstanding:
Basic	908	916	923
Diluted	916	926	936

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$6,510	$8,749	$7,769
Income allocated to RSUs	(33)	(39)	(33)
Income allocated to common stock for diluted EPS	$6,477	$8,710	$7,736
See accompanying notes.

Consolidated Statements of Comprehensive Income	For Years Ended December 31,
(In millions)	2023	2022	2021
Net income	$6,510	$8,749	$7,769
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($9), $48 and ($56)	27	(155)	175
Recognized within net income, net of tax effect of ($5), ($17) and ($8)	15	61	29
Prior service cost (credit) of defined benefit plans:
Recognized within net income, net of tax effect of $0, $0 and $0	1	(1)	(1)
Derivative instruments:
Change in fair value, net of tax effect of $0, $0 and $0	1	1	—
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of ($1), $1 and $0	5	(3)	—
Other comprehensive income (loss), net of taxes	49	(97)	203
Total comprehensive income	$6,559	$8,652	$7,972
See accompanying notes.

Consolidated Balance Sheets	December 31,
(In millions, except par value)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,964	$3,050
Short-term investments	5,611	6,017
Accounts receivable, net of allowances of ($16) and ($13)	1,787	1,895
Raw materials	420	353
Work in process	2,109	1,546
Finished goods	1,470	858
Inventories	3,999	2,757
Prepaid expenses and other current assets	761	302
Total current assets	15,122	14,021
Property, plant and equipment at cost	13,268	9,950
Accumulated depreciation	(3,269)	(3,074)
Property, plant and equipment	9,999	6,876
Goodwill	4,362	4,362
Deferred tax assets	757	473
Capitalized software licenses	223	152
Overfunded retirement plans	173	188
Other long-term assets	1,712	1,135
Total assets	$32,348	$27,207

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$599	$500
Accounts payable	802	851
Accrued compensation	836	799
Income taxes payable	172	189
Accrued expenses and other liabilities	911	646
Total current liabilities	3,320	2,985
Long-term debt	10,624	8,235
Underfunded retirement plans	108	118
Deferred tax liabilities	63	66
Other long-term liabilities	1,336	1,226
Total liabilities	15,451	12,630
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	3,362	2,951
Retained earnings	52,283	50,353
Treasury common stock at cost
Shares: 2023 – 832; 2022 – 835	(40,284)	(40,214)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(205)	(254)
Total stockholders’ equity	16,897	14,577
Total liabilities and stockholders’ equity	$32,348	$27,207
See accompanying notes.

Consolidated Statements of Cash Flows	For Years Ended December 31,
(In millions)	2023	2022	2021
Cash flows from operating activities
Net income	$6,510	$8,749	$7,769
Adjustments to net income:
Depreciation	1,175	925	755
Amortization of acquisition-related intangibles	—	—	142
Amortization of capitalized software	63	54	57
Stock compensation	362	289	230
Gains on sales of assets	—	(3)	(57)
Deferred taxes	(299)	(191)	15
Increase (decrease) from changes in:
Accounts receivable	108	(194)	(287)
Inventories	(1,242)	(847)	45
Prepaid expenses and other current assets	46	6	57
Accounts payable and accrued expenses	(33)	106	33
Accrued compensation	29	22	7
Income taxes payable	(7)	94	(20)
Changes in funded status of retirement plans	45	114	62
Other	(337)	(404)	(52)
Cash flows from operating activities	6,420	8,720	8,756

Cash flows from investing activities
Capital expenditures	(5,071)	(2,797)	(2,462)
Proceeds from asset sales	3	3	75
Purchases of short-term investments	(12,705)	(14,483)	(10,124)
Proceeds from short-term investments	13,387	13,657	8,478
Other	24	37	(62)
Cash flows from investing activities	(4,362)	(3,583)	(4,095)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,000	1,494	1,495
Repayment of debt	(500)	(500)	(550)
Dividends paid	(4,557)	(4,297)	(3,886)
Stock repurchases	(293)	(3,615)	(527)
Proceeds from common stock transactions	263	241	377
Other	(57)	(41)	(46)
Cash flows from financing activities	(2,144)	(6,718)	(3,137)

Net change in cash and cash equivalents	(86)	(1,581)	1,524
Cash and cash equivalents at beginning of period	3,050	4,631	3,107
Cash and cash equivalents at end of period	$2,964	$3,050	$4,631
See accompanying notes.

Consolidated Statements of Stockholders’ Equity	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
(In millions, except per-share amounts)
Balance, December 31, 2020	$1,741	$2,333	$42,051	$(36,578)	$(360)

2021
Net income	—	—	7,769	—	—
Dividends declared and paid ($4.21 per share)	—	—	(3,886)	—	—
Common stock issued for stock-based awards	—	67	—	310	—
Stock repurchases	—	—	—	(532)	—
Stock compensation	—	230	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	203
Dividend equivalents on RSUs	—	—	(15)	—	—
Balance, December 31, 2021	1,741	2,630	45,919	(36,800)	(157)

2022
Net income	—	—	8,749	—	—
Dividends declared and paid ($4.69 per share)	—	—	(4,297)	—	—
Common stock issued for stock-based awards	—	35	—	206	—
Stock repurchases	—	—	—	(3,620)	—
Stock compensation	—	289	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(97)
Dividend equivalents on RSUs	—	—	(18)	—	—
Other	—	(3)	—	—	—
Balance, December 31, 2022	1,741	2,951	50,353	(40,214)	(254)

2023
Net income	—	—	6,510	—	—
Dividends declared and paid ($5.02 per share)	—	—	(4,557)	—	—
Common stock issued for stock-based awards	—	50	—	213	—
Stock repurchases	—	—	—	(283)	—
Stock compensation	—	362	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	49
Dividend equivalents on RSUs	—	—	(23)	—	—
Other	—	(1)	—	—	—
Balance, December 31, 2023	$1,741	$3,362	$52,283	$(40,284)	$(205)
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

Segment information

	For Years Ended December 31,
	2023	2022	2021
Revenue:
Analog	$13,040	$15,359	$14,050
Embedded Processing	3,368	3,261	3,049
Other	1,111	1,408	1,245
Total revenue	$17,519	$20,028	$18,344

Operating profit:
Analog	$5,821	$8,359	$7,393
Embedded Processing	1,008	1,253	1,174
Other	502	528	393
Total operating profit	$7,331	$10,140	$8,960
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Years Ended December 31,
	2023		2022		2021
Revenue:
United States	$5,814	33%	$6,609	33%	$6,237	34%
China	3,293	19	4,807	24	4,586	25
Rest of Asia	1,721	10	2,003	10	2,018	11
Europe, Middle East and Africa (a)	4,642	26	4,807	24	3,852	21
Japan	1,782	10	1,602	8	1,468	8
Rest of world	267	2	200	1	183	1
Total revenue	$17,519	100%	$20,028	100%	$18,344	100%
(a)Revenue from end customers headquartered in Germany was 13%, 11% and 9% of total revenue in 2023, 2022 and 2021, respectively.
Property, plant and equipment by geographic area, based on physical location:

	December 31,
	2023	2022
Property, plant and equipment:
United States	$7,548	$5,134
China	731	648
Rest of Asia	1,433	896
Europe, Middle East and Africa	68	44
Japan	169	121
Rest of world	50	33
Total property, plant and equipment	$9,999	$6,876
Major customer
No end customer accounted for 10% or more of revenue in 2023, 2022 or 2021.

2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The basis of these financial statements is comparable for all periods presented herein.
The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar and share amounts in the financial statements and tables in these notes, except per-share amounts, are presented in millions unless otherwise indicated. We have reclassified certain amounts in the prior periods’ financial statements to conform to the 2023 presentation.
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
Advertising costs
We expense advertising and other promotional costs as incurred. This expense was $28 million, $27 million and $27 million in 2023, 2022 and 2021, respectively.
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
Earnings per share (EPS)
We use the two-class method for calculating EPS because the restricted stock units (RSUs) we grant are participating securities containing nonforfeitable rights to receive dividend equivalents. Under the two-class method, a portion of net income is allocated to RSUs and excluded from the calculation of income allocated to common stock.
Computation and reconciliation of earnings per common share are as follows:

	For Years Ended December 31,
	2023			2022			2021
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$6,510			$8,749			$7,769
Income allocated to RSUs	(34)			(40)			(33)
Income allocated to common stock	$6,476	908	$7.13	$8,709	916	$9.51	$7,736	923	$8.38
Dilutive effect of stock compensation plans		8			10			13

Diluted EPS:
Net income	$6,510			$8,749			$7,769
Income allocated to RSUs	(33)			(39)			(33)
Income allocated to common stock	$6,477	916	$7.07	$8,710	926	$9.41	$7,736	936	$8.26
Potentially dilutive securities representing 10 million, 5 million and 3 million shares of common stock that were outstanding in 2023, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
•Other long-term assets – Long-term investments, which are included within other long-term assets on our Consolidated Balance Sheets, consist of mutual funds, venture capital funds and nonmarketable securities.

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
Government incentives
Incentives provided by government entities are recognized when we have reasonable assurance that we will comply with the conditions of the incentive, if any, and the incentive will be received. Incentives, which include non-income tax incentives, related to the acquisition or construction of fixed assets are recognized as a reduction in the carrying amounts of the related assets and reduce depreciation expense over the useful lives of the assets. Incentives for specific operating activities are offset against the related expense in the period the expense is incurred.
In August 2022, the U.S. government enacted the U.S. CHIPS and Science Act, which provides funding for manufacturing grants and research investments, and it establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. As of December 31, 2023, we have recognized $1.36 billion of receivables with a corresponding reduction to the carrying amounts of the qualifying manufacturing assets. The receivables are comprised of $497 million in prepaid expenses and other current assets and $859 million in other long-term assets. See Note 11 for additional information.
In 2023, cost of revenue benefited by $45 million from the investment tax credit, recognized as a reduction of depreciation expense.
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
Goodwill
Goodwill is reviewed for impairment annually in the fourth quarter or more frequently if certain impairment indicators arise. We perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we elect not to use a qualitative assessment, then we perform a quantitative goodwill impairment test. See Note 11 for additional information.

Foreign currency
The functional currency for our non-U.S. subsidiaries is the U.S. dollar. Accounts recorded in currencies other than the U.S. dollar are remeasured into the functional currency. Current assets (except inventories), deferred taxes, current liabilities and long-term liabilities are remeasured at exchange rates in effect at the end of each reporting period. Property, plant and equipment with associated depreciation and inventories are valued at historical exchange rates. Revenue and expense accounts other than depreciation for each month are calculated at the appropriate daily rate of exchange. Currency exchange gains and losses from remeasurement are credited or charged to OI&E.
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
We also have an employee stock purchase plan (ESPP) under which options are offered to all eligible employees in amounts based on a percentage of the employee’s compensation, subject to a cap. Under the plan, the option price per share is 85% of the fair market value on the exercise date. As of December 31, 2023, 31 million shares remain available for future issuance under this plan.

Total stock compensation expense recognized is as follows:

	For Years Ended December 31,
	2023	2022	2021
COR	$44	$34	$21
R&D	119	90	67
SG&A	199	165	134
Restructuring charges/other	—	—	8
Total	$362	$289	$230
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
As of December 31, 2023, total future compensation related to equity awards not yet recognized in our Consolidated Statements of Income was $490 million, which we expect to recognize over a weighted average period of 1.8 years.
Fair value methods and assumptions
We account for all awards granted under our various stock compensation plans at fair value.
We estimate the fair values for non-qualified stock options using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	For Years Ended December 31,
	2023	2022	2021
Weighted average grant date fair value, per share	$46.23	$39.94	$40.78
Weighted average assumptions used:
Expected volatility	31%	29%	32%
Expected lives (in years)	6.1	6.4	6.7
Risk-free interest rates	3.60%	1.83%	0.72%
Expected dividend yields	2.86%	2.64%	2.41%
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

Long-term incentive and director compensation plans
Stock option and RSU transactions under our long-term incentive and director compensation plans are as follows:

	Stock Options		RSUs
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding grants, December 31, 2022	25	$105.75	5	$147.30
Granted	4	$173.90	2	$172.59
Stock options exercised/RSUs vested	(3)	$71.16	(2)	$108.04
Outstanding grants, December 31, 2023 (a)	26	$119.60	5	$161.40
(a)Forfeited and expired shares were not material.

	For Years Ended December 31,
	2023	2022	2021
Weighted average grant date fair value per share for RSUs	$172.59	$174.39	$176.08
Total grant date fair value of shares vested for RSUs	$106	$121	$115
Aggregate intrinsic value of options exercised	$319	$336	$611
As of December 31, 2023, 27 million shares remain available for future issuance under these plans.
Summarized information about stock options outstanding as of December 31, 2023, is as follows:

	Stock Options Outstanding
Exercise Price Range	Number Outstanding (Shares)	Weighted Average Remaining Contractual Life (Years)
$44.09 to $193.58	26	5.3

	Options Fully Vested and Expected to Vest (a)	Options Exercisable
Options outstanding (shares)	26	17
Weighted average remaining contractual life (in years)	5.3	3.9
Weighted average exercise price per share	$119.08	$95.21
Intrinsic value (billions)	$1.34	$1.30
(a)Includes effects of expected forfeitures. Excluding the effects of expected forfeitures, the aggregate intrinsic value of stock options outstanding was $1.34 billion.

Effect on shares outstanding and treasury shares
Treasury shares were acquired in connection with the board-authorized stock repurchase program. As of December 31, 2023, $21.20 billion of stock repurchase authorizations remain, and no expiration date has been specified.
Our practice is to issue shares of common stock from treasury shares upon exercise of stock options, distribution of director deferred compensation and vesting of RSUs. The following table reflects the changes in our treasury shares:

	For Years Ended December 31,
	2023	2022	2021
Balance, January 1	835	817	821
Repurchases	2	22	3
Shares issued	(5)	(4)	(7)
Balance, December 31	832	835	817
The effects on cash flows are as follows:

	For Years Ended December 31,
	2023	2022	2021
Proceeds from common stock transactions (a)	$263	$241	$377
Tax benefit realized from stock compensation	104	110	175
(a)Net of taxes paid for employee shares withheld of $46 million, $50 million and $53 million in 2023, 2022 and 2021, respectively.
4. Income taxes
Income before income taxes is comprised of the following components:

	For Years Ended December 31,
	2023	2022	2021
U.S.	$6,445	$9,122	$7,998
Non-U.S.	973	910	921
Total	$7,418	$10,032	$8,919

Provision for income taxes is comprised of the following components:

	For Years Ended December 31,
	2023			2022			2021
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$943	$(277)	$666	$1,235	$(223)	$1,012	$948	$(23)	$925
Non-U.S.	240	(22)	218	212	32	244	169	38	207
U.S. state	24	—	24	27	—	27	18	—	18
Total	$1,207	$(299)	$908	$1,474	$(191)	$1,283	$1,135	$15	$1,150
Principal reconciling items from the U.S. statutory income tax rate to the effective tax rate (provision for income taxes as a percentage of income before income taxes) are as follows:

	For Years Ended December 31,
	2023	2022	2021
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign derived intangible income	(6.8)	(7.0)	(6.1)
R&D tax credit	(1.3)	(0.9)	(0.9)
Stock compensation	(1.0)	(0.7)	(1.5)
Changes in uncertain tax positions	—	0.1	(0.2)
Other	0.3	0.3	0.6
Effective tax rate	12.2%	12.8%	12.9%
The earnings represented by non-cash operating assets, such as fixed assets and inventory, will continue to be permanently reinvested outside the United States. Provisions of the U.S. Tax Cuts and Jobs Act (the Tax Act), such as the one-time tax on indefinitely reinvested earnings and the global intangible low-taxed income (GILTI) tax for years beginning in 2018, eliminate any additional U.S. taxation resulting from repatriation of earnings of non-U.S. subsidiaries to the United States. Consequently, no U.S. tax provision has been made for the future remittance of these earnings. However, withholding or distribution taxes in certain non-U.S. jurisdictions will be incurred upon repatriation of available cash to the United States. A provision has been made for deferred taxes on these undistributed earnings to the extent that repatriation of the available cash to the United States is expected to result in a tax liability. As of December 31, 2023, we have no basis differences that would result in material unrecognized deferred tax liabilities.
We have made an allowable policy election to account for the effects of GILTI as a component of income tax expense in the period in which the tax is incurred.

The primary components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Capitalized R&D	$750	$380
Accrued expenses	236	182
Deferred loss and tax credit carryforwards	205	201
Stock compensation	163	132
Inventories and related reserves	104	88
Retirement costs for defined benefit and retiree health care	37	43
Other	47	36
Total deferred tax assets, before valuation allowance	1,542	1,062
Valuation allowance	(198)	(189)
Total deferred tax assets, after valuation allowance	1,344	873
Deferred tax liabilities:
Property, plant and equipment	(592)	(410)
International earnings	(33)	(35)
Acquisition-related intangibles and fair-value adjustments	(14)	(13)
Other	(11)	(8)
Total deferred tax liabilities	(650)	(466)
Net deferred tax asset	$694	$407
The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows:

	December 31,
	2023	2022
Deferred tax assets	$757	$473
Deferred tax liabilities	(63)	(66)
Net deferred tax asset	$694	$407
We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. This assessment is based on our evaluation of relevant criteria, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and expectations for future taxable income. Valuation allowances increased $9 million in 2023, increased $1 million in 2022 and increased $9 million in 2021. These changes had no impact to net income in 2023, 2022 or 2021.
We have no material tax loss carryforwards as of December 31, 2023.
Cash payments made for income taxes, net of refunds, were $1.35 billion, $1.48 billion and $1.20 billion in 2023, 2022 and 2021, respectively.
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

The changes in the total amounts of uncertain tax positions are as follows:

	2023	2022	2021
Balance, January 1	$82	$69	$89
Additions based on tax positions related to the current year	3	3	2
Additions for tax positions of prior years	—	10	7
Reductions for tax positions of prior years	(3)	—	(6)
Settlements with tax authorities	—	—	(23)
Expiration of the statute of limitations for assessing taxes	—	—	—
Balance, December 31	$82	$82	$69

Interest expense recognized in the year ended December 31	$(9)	$(1)	$(5)

Interest payable as of December 31	$10	$3	$13
The liability for uncertain tax positions is a component of other long-term liabilities on our Consolidated Balance Sheets.
All of the $82 million liabilities for uncertain tax positions at both December 31, 2023 and 2022 are comprised of positions that, if recognized, would lower the effective tax rate. If these liabilities are ultimately realized, no existing deferred tax assets in 2023 or 2022 would also be realized.
As of December 31, 2023, the statute of limitations remains open for U.S. federal tax returns for 2017 and following years. Certain tax treaty procedures for relief from double taxation remain pending for U.S. federal tax returns for the years 2018 through 2022.
In non-U.S. jurisdictions, the years open to audit represent the years still open under the statute of limitations. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years before 2012.
5. Financial instruments and risk concentration
Financial instruments
We hold derivative financial instruments such as forward foreign currency exchange contracts, the fair value of which was not material as of December 31, 2023. Our forward foreign currency exchange contracts outstanding as of December 31, 2023, had a notional value of $328 million to hedge our non-U.S. dollar net balance sheet exposures, including $102 million to sell Japanese yen, $77 million to sell British pounds and $58 million to buy Chinese yuan.
Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. Our postretirement plan assets are carried at fair value or net asset value per share. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of December 31, 2023, the carrying value of long-term debt, including the current portion, was $11.22 billion, and the estimated fair value was $10.68 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 6 for a description of fair value and the definition of Level 2 inputs.
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
Accounts receivable allowances changed to reflect amounts charged (credited) to operating results by $3 million, $5 million and ($3) million in 2023, 2022 and 2021, respectively.
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
Other investments
Our other investments include equity-method investments and nonmarketable investments, which are not measured at fair value. These investments consist of interests in venture capital funds and other nonmarketable securities. Gains and losses from equity-method investments are recognized in OI&E based on our ownership share of the investee’s financial results. Nonmarketable securities are measured at cost with adjustments for observable changes in price or impairments. Gains and losses on nonmarketable investments are recognized in OI&E.
Details of our investments are as follows:

	December 31, 2023			December 31, 2022
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$1,068	$—	$—	$1,238	$—	$—
Corporate obligations	349	1,605	—	276	1,535	—
U.S. government and agency securities	696	3,808	—	680	4,234	—
Non-U.S. government and agency securities	50	198	—	149	248	—
Mutual funds	—	—	12	—	—	11
Total	2,163	5,611	12	2,343	6,017	11

Other measurement basis:
Equity-method investments	—	—	17	—	—	18
Nonmarketable investments	—	—	5	—	—	5
Total	—	—	22	—	—	23

Cash on hand	801	—	—	707	—	—
Total	$2,964	$5,611	$34	$3,050	$6,017	$34
As of December 31, 2023 and 2022, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments in 2023, 2022 or 2021.

The following table presents the aggregate maturities of our debt investments as of December 31, 2023:

Fair Value
One year or less	$6,362
One to two years	344
In 2023, 2022 and 2021, the proceeds from sales, redemptions and maturities of short-term debt investments were $13.39 billion, $13.66 billion and $8.48 billion, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of December 31, 2023 and 2022, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,068	$—	$1,068	$1,238	$—	$1,238
Corporate obligations	—	1,954	1,954	—	1,811	1,811
U.S. government and agency securities	3,618	886	4,504	4,914	—	4,914
Non-U.S. government and agency securities	—	248	248	—	397	397
Mutual funds	12	—	12	11	—	11
Total assets	$4,698	$3,088	$7,786	$6,163	$2,208	$8,371

Liabilities:
Deferred compensation	$393	$—	$393	$326	$—	$326
Total liabilities	$393	$—	$393	$326	$—	$326

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
As of December 31, 2023 and 2022, as a result of employees’ elections, TI’s U.S. defined contribution plans held shares of TI common stock totaling 5 million shares and 6 million shares valued at $873 million and $940 million, respectively. Dividends paid on these shares in 2023 and 2022 were $27 million and $28 million, respectively. Effective April 1, 2016, the TI common stock fund was frozen to new contributions or transfers into the fund.
Our aggregate expense for the U.S. defined contribution plans was $75 million in 2023, $70 million in 2022 and $63 million in 2021.
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
As of December 31, 2023 and 2022, as a result of employees’ elections, TI’s non-U.S. defined contribution plans held TI common stock valued at $34 million and $33 million, respectively. Dividends paid on these shares of TI common stock in 2023 and 2022 were not material.

Effects on our Consolidated Statements of Income and Balance Sheets
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit			U.S. Retiree Health Care			Non-U.S. Defined Benefit
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$8	$15	$21	$2	$3	$3	$16	$25	$36
Interest cost	28	29	30	15	11	10	57	33	37
Expected return on plan assets	(23)	(27)	(31)	(19)	(12)	(9)	(63)	(66)	(81)
Amortization of prior service cost (credit)	—	—	—	—	(2)	(2)	1	1	1
Recognized net actuarial losses (gains)	6	3	15	(5)	—	—	12	1	7
Net periodic benefit costs (credits)	19	20	35	(7)	—	2	23	(6)	—
Settlement losses	7	64	13	—	—	—	—	10	2
Total, including other postretirement losses (gains)	$26	$84	$48	$(7)	$—	$2	$23	$4	$2
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

Changes in the benefit obligations and plan assets for defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2023	2022	2023	2022	2023	2022
Change in plan benefit obligation
Benefit obligation at beginning of year:	$521	$895	$274	$360	$1,667	$2,574
Service cost	8	15	2	3	16	25
Interest cost	28	29	15	11	57	33
Participant contributions	—	—	14	15	1	5
Benefits paid	(13)	(12)	(41)	(41)	(77)	(86)
Settlements	(40)	(309)	—	—	(6)	(91)
Curtailments	—	—	—	—	—	(4)
Actuarial loss (gain)	1	(97)	(6)	(74)	80	(547)
Effects of exchange rate changes	—	—	—	—	(6)	(242)
Benefit obligation at end of year	$505	$521	$258	$274	$1,732	$1,667

Change in plan assets
Fair value of plan assets at beginning of year:	$421	$934	$280	$385	$1,822	$2,813
Actual return on plan assets	47	(205)	29	(80)	137	(557)
Employer contributions (qualified plans)	—	—	1	1	2	9
Employer contributions (non-qualified plans)	3	13	—	—	—	—
Participant contributions	—	—	14	15	1	5
Benefits paid	(13)	(12)	(41)	(41)	(77)	(86)
Settlements	(40)	(309)	—	—	(6)	(91)
Effects of exchange rate changes	—	—	—	—	(13)	(271)
Other	—	—	(19)	—	—	—
Fair value of plan assets at end of year	$418	$421	$264	$280	$1,866	$1,822

Funded status at end of year	$(87)	$(100)	$6	$6	$134	$155
Changes in actuarial gains and losses in the projected benefit obligations are generally driven by discount rate movement.
Amounts recognized on our Consolidated Balance Sheets as of December 31, are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit	Total
2023
Overfunded retirement plans	$—	$8	$165	$173
Accrued expenses and other liabilities & other long-term liabilities	(5)	—	(7)	(12)
Underfunded retirement plans	(82)	(2)	(24)	(108)
Funded status at end of 2023	$(87)	$6	$134	$53

2022
Overfunded retirement plans	$—	$8	$180	$188
Accrued expenses and other liabilities & other long-term liabilities	(3)	—	(6)	(9)
Underfunded retirement plans	(97)	(2)	(19)	(118)
Funded status at end of 2022	$(100)	$6	$155	$61
Contributions to the plans meet or exceed all minimum funding requirements. We expect to contribute about $10 million to our retirement benefit plans in 2024.

Accumulated benefit obligations, which are generally less than the projected benefit obligations as they exclude the impact of future salary increases, were $480 million and $489 million as of December 31, 2023 and 2022, respectively, for the U.S. defined benefit plans, and $1.67 billion and $1.60 billion as of December 31, 2023 and 2022, respectively, for the non-U.S. defined benefit plans.
The change in AOCI is as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care		Non-U.S. Defined Benefit		Total
	Net Actuarial Loss	Net Actuarial Gain	Prior Service Cost	Net Actuarial Loss	Prior Service Cost	Net Actuarial Loss	Prior Service Cost
AOCI balance, net of taxes, December 31, 2022	$90	$(15)	$—	$174	$1	$249	$1
Changes in AOCI by category:
Adjustments	(23)	(17)	—	4	—	(36)	—
Recognized within net income	(13)	5	—	(12)	(1)	(20)	(1)
Tax effect	8	3	—	3	—	14	—
Total change to AOCI	(28)	(9)	—	(5)	(1)	(42)	(1)
AOCI balance, net of taxes, December 31, 2023	$62	$(24)	$—	$169	$—	$207	$—
Information on plan assets
We report and measure the plan assets of our defined benefit pension and other postretirement plans at fair value. The tables below set forth the fair value of our plan assets using the same three-level hierarchy of fair-value inputs described in Note 6.

	December 31, 2023
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$—	$—	$272	$272
Equity securities	—	—	146	146
Total	$—	$—	$418	$418

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$4	$—	$206	$210
Equity securities	—	—	54	54
Total	$4	$—	$260	$264

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$49	$52	$1,343	$1,444
Equity securities	57	1	364	422
Total	$106	$53	$1,707	$1,866
(a)Consists of bond index and equity index funds, measured at net asset value per share, as well as cash equivalents.

	December 31, 2022
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$—	$—	$272	$272
Equity securities	—	—	149	149
Total	$—	$—	$421	$421

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$7	$—	$175	$182
Equity securities	—	—	98	98
Total	$7	$—	$273	$280

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$40	$60	$1,282	$1,382
Equity securities	52	1	387	440
Total	$92	$61	$1,669	$1,822
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
Assumptions and investment policies

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2023	2022	2023	2022	2023	2022
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.20%	5.67%	5.17%	5.68%	3.28%	3.45%
Long-term pay progression	3.00%	3.75%	n/a	n/a	3.12%	3.03%

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.67%	3.82%	5.68%	3.05%	3.45%	1.57%
Long-term rate of return on plan assets	5.70%	3.80%	5.70%	3.40%	3.50%	2.73%
Long-term pay progression	3.75%	3.70%	n/a	n/a	3.03%	3.15%
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
The target allocation ranges for the plans that hold a substantial majority of the defined benefit assets are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
Fixed income securities and cash equivalents	65% – 80%	75% – 85%	60% – 100%
Equity securities	20% – 35%	15% – 25%	0% – 40%
We rebalance the plans’ investments when they are outside the target allocation ranges.
Weighted average asset allocations as of December 31 are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2023	2022	2023	2022	2023	2022
Fixed income securities and cash equivalents	65%	65%	80%	65%	77%	76%
Equity securities	35%	35%	20%	35%	23%	24%
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

	2024	2025	2026	2027	2028	2029 – 2033
U.S. Defined Benefit	$70	$72	$64	$62	$56	$207
U.S. Retiree Health Care	27	25	24	23	22	97
Non-U.S. Defined Benefit	88	89	92	92	95	501
Assumed health care cost trend rates for the U.S. retiree health care benefit plan as of December 31 are as follows:

	2023	2022
Assumed health care cost trend rate for next year	7.00%	7.00%
Ultimate trend rate	5.00%	5.00%
Year in which ultimate trend rate is reached	2032	2031
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
As of December 31, 2023, our liability to participants of the deferred compensation plans was $393 million and is recorded in other long-term liabilities on our Consolidated Balance Sheets. This amount reflects the accumulated participant deferrals and earnings thereon as of that date. We utilize total return swaps and investments in mutual funds that serve as economic hedges of our exposure to changes in the fair value of these liabilities. We record changes in the fair value of the liability and the related total return swaps and mutual funds in SG&A, as discussed in Note 6. As of December 31, 2023, we held $12 million in mutual funds related to these plans that are recorded in long-term investments on our Consolidated Balance Sheets.

8. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of December 31, 2023, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2024. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of December 31, 2023, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In March 2023, we issued two series of senior unsecured notes for an aggregate principal amount of $1.4 billion, consisting of $750 million of 4.90% notes due in 2033 and $650 million of 5.00% notes due in 2053. We incurred $11 million of issuance and other related costs. The proceeds of the offering were $1.4 billion, net of the original issuance discounts, which will be used for general corporate purposes.
In May 2023, we issued three series of senior unsecured notes for an aggregate principal amount of $1.6 billion, consisting of $200 million of 4.60% notes due in 2028, $200 million of 4.90% notes due in 2033 and $1.2 billion of 5.05% notes due in 2063. We incurred $7 million of issuance and other related costs. The proceeds of the offering were $1.6 billion, net of the original issuance discounts and premiums, which will be used for general corporate purposes.
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

Long-term debt outstanding is as follows:

	December 31,
	2023	2022
Notes due 2023 at 2.25%	$—	$500
Notes due 2024 at 2.625%	300	300
Notes due 2024 at 4.70%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	500
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	—
Notes due 2063 at 5.05%	1,200	—
Total debt	11,300	8,800
Net unamortized discounts, premiums and issuance costs	(77)	(65)
Total debt, including net unamortized discounts, premiums and issuance costs	11,223	8,735
Current portion of long-term debt	(599)	(500)
Long-term debt	$10,624	$8,235
Interest and debt expense was $353 million, $214 million and $184 million in 2023, 2022 and 2021, respectively. This was net of the amortized discounts, premiums and issuance and other related costs. Cash payments for interest on long-term debt were $321 million, $198 million and $181 million in 2023, 2022 and 2021, respectively. Capitalized interest was $11 million, $6 million and $8 million in 2023, 2022 and 2021, respectively.
9. Leases
We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require us to pay real estate taxes, insurance and maintenance costs.
Our leases are included as a component of the following balance sheet lines:

	December 31,
	2023	2022
Other long-term assets	$579	$431

Accrued expenses and other liabilities	$88	$75
Other long-term liabilities	478	344

Details of our operating leases are as follows:

	For Years Ended December 31,
	2023	2022	2021
Lease cost related to lease liabilities	$73	$67	$69
Variable lease cost	54	46	56

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease cost	$65	$61	$61

Lease assets obtained in exchange for new lease liabilities	$285	$37	$210
As of December 31, 2023, we had committed to make the following minimum payments under our noncancelable operating leases:

	2024	2025	2026	2027	2028	Thereafter	Total
Lease payments	$94	$77	$69	$60	$52	$378	$730
Imputed lease interest							(164)
Total lease liabilities							$566
The weighted average remaining lease term was 11.7 years and 8.8 years as of December 31, 2023 and 2022, respectively. The weighted average discount rate was 4.22% and 2.71% as of December 31, 2023 and 2022, respectively.
10. Commitments and contingencies
Purchase commitments
Our purchase commitments include payments for software licenses and contractual arrangements with suppliers when there is a fixed, noncancelable payment schedule or when minimum payments are due with a reduced delivery schedule.
As of December 31, 2023, we had committed to make the following minimum payments under our purchase commitments:

	2024	2025	2026	2027	2028	Thereafter	Total
Purchase commitments	$626	$337	$312	$247	$131	$215	$1,868
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
11. Supplemental financial information
Restructuring charges/other
Restructuring charges/other are included in Other for segment reporting purposes and are comprised of the following components:

	For Years Ended December 31,
	2023	2022	2021
Integration charges (a)	$—	$257	$104
Gains on sales of assets (b)	—	—	(50)
Restructuring charges/other	$—	$257	$54
(a)Includes costs related to our purchase of the Lehi, Utah, manufacturing facility, as well as preproduction costs before December 2022.
(b)Includes a $50 million gain from the sale of property in October 2021.
Other income (expense), net (OI&E)

	For Years Ended December 31,
	2023	2022	2021
Other income (a)	$483	$169	$145
Other expense (b)	(43)	(63)	(2)
Total	$440	$106	$143
(a)Other income includes interest, royalty and lease income, as well as investment gains and losses.
(b)Other expense includes a portion of pension and other retiree benefit costs, lease expense, tax interest, currency gains and losses and miscellaneous items.
Prepaid expenses and other current assets

	December 31,
	2023	2022
U.S. CHIPS and Science Act investment tax credit	$497	$—
Other	264	302
Total	$761	$302
Property, plant and equipment at cost

	Depreciable Lives (Years)	December 31,
		2023	2022
Land	n/a	$150	$132
Buildings and improvements	5 – 40	5,549	4,154
Machinery and equipment	5 – 10	7,569	5,664
Total		$13,268	$9,950

Goodwill
Goodwill by segment as of December 31, 2023 and 2022, is as follows:

Goodwill
Analog	$4,158
Embedded Processing	172
Other	32
Total	$4,362
We perform our annual goodwill impairment test in the fourth quarter and determine whether the fair value of each of our reporting units is in excess of its carrying value. In 2023, 2022 and 2021, we determined no impairment was indicated.
Other long-term assets

	December 31,
	2023	2022
U.S. CHIPS and Science Act investment tax credit	$859	$395
Other	853	740
Total	$1,712	$1,135
Accrued expenses and other liabilities

	December 31,
	2023	2022
Accrued capital-related expenditures	$341	$191
Other	570	455
Total	$911	$646
Accumulated other comprehensive income (loss), net of taxes (AOCI)

	December 31,
	2023	2022
Postretirement benefit plans:
Net actuarial loss	$(207)	$(249)
Prior service cost	—	(1)
Unrealized gains (losses) on available-for-sale investments	2	(3)
Cash flow hedge derivative instruments	—	(1)
Total	$(205)	$(254)

Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income in 2023, 2022 and 2021. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Years Ended December 31,			Impact to Related Statement of Income Lines
	2023	2022	2021
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$20	$78	$37	Decrease to OI&E
Tax effect	(5)	(17)	(8)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$15	$61	$29	Decrease to net income

Prior service cost (credit) of defined benefit plans:
Amortization of prior service cost (credit) (a)	$1	$(1)	$(1)	Decrease (increase) to OI&E
Tax effect	—	—	—	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$1	$(1)	$(1)	Decrease (increase) to net income
(a)Detailed in Note 7

Report of independent registered public accounting firm
To the Shareholders and the Board of Directors of Texas Instruments Incorporated
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Texas Instruments Incorporated (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2024, expressed an unqualified opinion thereon.
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
February 2, 2024

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
Internal control over financial reporting
Report by management on internal control over financial reporting
The management of TI is responsible for establishing and maintaining effective internal control over financial reporting. TI’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
TI management assessed the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control − Integrated Framework. Based on our assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective based on the COSO criteria.
TI’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which immediately follows this report.

Report of independent registered public accounting firm
To the Shareholders and the Board of Directors of Texas Instruments Incorporated
Opinion on internal control over financial reporting
We have audited Texas Instruments Incorporated’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Instruments Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 2, 2024, expressed an unqualified opinion thereon.
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
February 2, 2024

ITEM 9B. Other information
Not applicable.
ITEM 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.
PART III
ITEM 10. Directors, executive officers and corporate governance
The information with respect to directors’ names, ages, positions, term of office, periods of service and business experience, which is contained under the caption “Election of directors” in our proxy statement for the 2024 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
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
Audit committee
The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 11. Executive compensation
The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement, provided that the Compensation Committee report shall not be deemed filed with this Form 10-K.
The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. Security ownership of certain beneficial owners and management and related stockholder matters
Equity compensation plan information
The following table sets forth information about the company’s equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by security holders	31,257,621	(a)	$119.76	(b)	58,452,628	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	31,257,621	(d)	$119.76		58,452,628
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
(b)Restricted stock units and stock units credited to directors’ deferred compensation accounts are settled in shares of TI common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted average exercise price.
(c)Shares of TI common stock available for future issuance under the 2009 LTIP, the 2014 ESPP and the 2018 Director Plan. 25,296,767 shares remain available for future issuance under the 2009 LTIP and 1,786,785 shares remain available for future issuance under the 2018 Director Plan. Under the 2009 LTIP and the 2018 Director Plan, awards may be granted in the form of restricted stock units, options or other stock-based awards such as restricted stock.
(d)Includes 25,771,272 shares for issuance upon exercise of outstanding grants of options, 5,220,883 shares for issuance upon vesting of outstanding grants of restricted stock units, 166,526 shares for issuance under the 2014 ESPP and 98,940 shares for issuance in settlement of directors’ deferred compensation accounts.
Security ownership of certain beneficial owners and management
The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 13. Certain relationships and related transactions, and director independence
The information contained under the captions “Related person transactions” and “Director independence” in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 14. Principal accountant fees and services
The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV
ITEM 15. Exhibits, financial statement schedules
The financial statements are listed in the index included in Item 8, “Financial statements and supplementary data.”

		Incorporated by Reference				Filed or Furnished Herewith
Designation of Exhibit	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
3(a)	Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended	10-K	001-3761	February 24, 2015	3(a)
3(b)	By-Laws of the Registrant	8-K	001-3761	January 26, 2022	3
4(a)	Indenture	8-K	001-3761	May 23, 2011	4.2
4(b)	Officers’ Certificate	8-K	001-3761	May 4, 2017	4.1
4(c)	Officers’ Certificate	8-K	001-3761	November 3, 2017	4.1
4(d)	Officers’ Certificate	8-K	001-3761	May 7, 2018	4.1
4(e)	Officers’ Certificate	8-K	001-3761	June 8, 2018	4.1
4(f)	Officers’ Certificate	8-K	001-3761	March 11, 2019	4.1
4(g)	Officers’ Certificate	8-K	001-3761	September 4, 2019	4.1
4(h)	Officers’ Certificate	8-K	001-3761	March 12, 2020	4.1
4(i)	Officers’ Certificate	8-K	001-3761	May 4, 2020	4.1
4(j)	Officers’ Certificate	8-K	001-3761	September 15, 2021	4.1
4(k)	Officers’ Certificate	8-K	001-3761	August 16, 2022	4.1
4(l)	Officers’ Certificate	8-K	001-3761	November 18, 2022	4.1
4(m)	Officers’ Certificate	8-K	001-3761	March 14, 2023	4.1
4(n)	Officers’ Certificate	8-K	001-3761	May 18, 2023	4.1
4(o)	Description of Securities	10-K	001-3761	February 20, 2020	4(l)
10(a)	TI Deferred Compensation Plan, as amended*	10-K	001-3761	February 24, 2016	10(a)
10(b)	TI Employees Non-Qualified Pension Plan, effective January 1, 2009, as amended*	10-K	001-3761	February 24, 2016	10(b)
10(c)	TI Employees Non-Qualified Pension Plan II*	10-K	001-3761	February 24, 2016	10(c)
10(d)	Texas Instruments Long-Term Incentive Plan, adopted April 15, 1993*	10-K	001-3761	February 24, 2012	10(c)
10(e)	Texas Instruments 2003 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 24, 2015	10(j)
10(f)	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 23, 2017	10(k)
10(g)	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 23, 2017	10(l)
10(h)	Texas Instruments 2009 Long-Term Incentive Plan as amended April 21, 2016*	DEF 14A	001-3761	March 9, 2016	Appendix B

		Incorporated by Reference				Filed or Furnished Herewith
Designation of Exhibit	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
10(i)	Texas Instruments 2009 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 23, 2017	10(n)
10(j)	Texas Instruments 2018 Director Compensation Plan as amended December 5, 2019	10-K	001-3761	February 20, 2020	10(k)
10(k)	Form of Non-Qualified Stock Option Award Agreement for Executive Officers effective as of January 18, 2024*					X
10(l)	Form of Restricted Stock Unit Award Agreement for Executive Officers effective as of January 18, 2024*					X
21	List of Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer					X
31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer					X
32(a)	Section 1350 Certification of Chief Executive Officer					X
32(b)	Section 1350 Certification of Chief Financial Officer					X
97	Texas Instruments Incorporated Recoupment Policy					X
101.ins	Instance Document					X
101.sch	XBRL Taxonomy Schema					X
101.cal	XBRL Taxonomy Calculation Linkbase					X
101.def	XBRL Taxonomy Definitions Document					X
101.lab	XBRL Taxonomy Labels Linkbase					X
101.pre	XBRL Taxonomy Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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
Rafael R. Lizardi, Senior Vice President and Chief Financial Officer

Date: February 2, 2024

Each person whose signature appears below constitutes and appoints each of Haviv Ilan, Rafael R. Lizardi, Julie C. Knecht and Cynthia Hoff Trochu, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2023, to sign any and all amendments to the Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 2nd day of February 2024.

/s/ Mark A. Blinn	/s/ Todd M. Bluedorn
Mark A. Blinn, Director	Todd M. Bluedorn, Director

/s/ Janet F. Clark	/s/ Carrie S. Cox
Janet F. Clark, Director	Carrie S. Cox, Director

/s/ Martin S. Craighead	/s/ Curtis C. Farmer
Martin S. Craighead, Director	Curtis C. Farmer, Director

/s/ Jean M. Hobby	/s/ Ronald Kirk
Jean M. Hobby, Director	Ronald Kirk, Director

/s/ Pamela H. Patsley	/s/ Robert E. Sanchez
Pamela H. Patsley, Director	Robert E. Sanchez, Director

/s/ Richard K. Templeton	/s/ Haviv Ilan
Richard K. Templeton, Director and Chairman of the Board	Haviv Ilan, Director, President and Chief Executive Officer

/s/ Rafael R. Lizardi	/s/ Julie C. Knecht
Rafael R. Lizardi, Senior Vice President and Chief Financial Officer	Julie C. Knecht, Vice President and Chief Accounting Officer