Form 10-Q
period 2024-03-31
TEXAS INSTRUMENTS INC
filed 2024-04-24
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
910,482,146
Number of shares of Registrant’s common stock outstanding as of
April 16, 2024

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended
Consolidated Statements of Income	March 31,
(In millions, except per-share amounts)	2024	2023
Revenue	$3,661	$4,379
Cost of revenue (COR)	1,566	1,516
Gross profit	2,095	2,863
Research and development (R&D)	478	455
Selling, general and administrative (SG&A)	455	474
Restructuring charges/other	(124)	—
Operating profit	1,286	1,934
Other income (expense), net (OI&E)	123	80
Interest and debt expense	116	68
Income before income taxes	1,293	1,946
Provision for income taxes	188	238
Net income	$1,105	$1,708

Earnings per common share (EPS):
Basic	$1.21	$1.87
Diluted	$1.20	$1.85

Average shares outstanding:
Basic	910	907
Diluted	917	916

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,105	$1,708
Income allocated to RSUs	(5)	(9)
Income allocated to common stock for diluted EPS	$1,100	$1,699

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(In millions)	2024	2023
Net income	$1,105	$1,708
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($2) and $1	5	(2)
Recognized within net income, net of tax effect of ($1) and ($1)	2	3
Derivative instruments:
Change in fair value, net of tax effect of $0 and $1	1	(2)
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of $2 and $0	(6)	3
Other comprehensive income (loss), net of taxes	2	2
Total comprehensive income	$1,107	$1,710

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	March 31,	December 31,
Consolidated Balance Sheets	2024	2023
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$2,483	$2,964
Short-term investments	7,910	5,611
Accounts receivable, net of allowances of ($20) and ($16)	1,671	1,787
Raw materials	417	420
Work in process	2,129	2,109
Finished goods	1,537	1,470
Inventories	4,083	3,999
Prepaid expenses and other current assets	1,301	761
Total current assets	17,448	15,122
Property, plant and equipment at cost	13,739	13,268
Accumulated depreciation	(3,297)	(3,269)
Property, plant and equipment	10,442	9,999
Goodwill	4,362	4,362
Deferred tax assets	821	757
Capitalized software licenses	231	223
Overfunded retirement plans	169	173
Other long-term assets	1,412	1,712
Total assets	$34,885	$32,348

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,349	$599
Accounts payable	551	802
Accrued compensation	399	836
Income taxes payable	378	172
Accrued expenses and other liabilities	876	911
Total current liabilities	3,553	3,320
Long-term debt	12,840	10,624
Underfunded retirement plans	111	108
Deferred tax liabilities	55	63
Other long-term liabilities	1,343	1,336
Total liabilities	17,902	15,451
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	3,439	3,362
Retained earnings	52,199	52,283
Treasury common stock at cost
Shares: March 31, 2024 – 831; December 31, 2023 – 832	(40,193)	(40,284)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(203)	(205)
Total stockholders’ equity	16,983	16,897
Total liabilities and stockholders’ equity	$34,885	$32,348

See accompanying notes.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$1,105	$1,708
Adjustments to net income:
Depreciation	346	265
Amortization of capitalized software	16	16
Stock compensation	106	104
Gains on sales of assets	(129)	—
Deferred taxes	(71)	(8)
Increase (decrease) from changes in:
Accounts receivable	116	18
Inventories	(84)	(531)
Prepaid expenses and other current assets	(24)	(4)
Accounts payable and accrued expenses	(77)	(124)
Accrued compensation	(444)	(407)
Income taxes payable	212	185
Changes in funded status of retirement plans	17	6
Other	(72)	(68)
Cash flows from operating activities	1,017	1,160

Cash flows from investing activities
Capital expenditures	(1,248)	(982)
Proceeds from asset sales	192	1
Purchases of short-term investments	(4,864)	(3,013)
Proceeds from short-term investments	2,631	4,026
Other	(40)	(4)
Cash flows from investing activities	(3,329)	28

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,980	1,397
Dividends paid	(1,183)	(1,125)
Stock repurchases	(3)	(103)
Proceeds from common stock transactions	65	85
Other	(28)	(15)
Cash flows from financing activities	1,831	239

Net change in cash and cash equivalents	(481)	1,427
Cash and cash equivalents at beginning of period	2,964	3,050
Cash and cash equivalents at end of period	$2,483	$4,477

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
Segment information

	For Three Months Ended
	March 31,
	2024	2023
Revenue:
Analog	$2,836	$3,289
Embedded Processing	652	832
Other	173	258
Total revenue	$3,661	$4,379

Operating profit:
Analog	$1,008	$1,574
Embedded Processing	105	237
Other (a)	173	123
Total operating profit	$1,286	$1,934
(a)Includes restructuring charges/other

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Three Months Ended
	March 31,
	2024		2023
Revenue:
United States	$1,288	35%	$1,357	31%
China	623	17	876	20
Rest of Asia	401	11	394	9
Europe, Middle East and Africa (a)	955	26	1,270	29
Japan	330	9	438	10
Rest of world	64	2	44	1
Total revenue	$3,661	100%	$4,379	100%
(a)Revenue from end customers headquartered in Germany was 13% in the first quarters of both 2024 and 2023.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2024 and 2023, and the Consolidated Balance Sheet as of March 31, 2024, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2023. The results for the three-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended March 31,
	2024			2023
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,105			$1,708
Income allocated to RSUs	(5)			(9)
Income allocated to common stock	$1,100	910	$1.21	$1,699	907	$1.87
Dilutive effect of stock compensation plans		7			9

Diluted EPS:
Net income	$1,105			$1,708
Income allocated to RSUs	(5)			(9)
Income allocated to common stock	$1,100	917	$1.20	$1,699	916	$1.85
Potentially dilutive securities representing 14 million and 8 million shares of common stock that were outstanding during the first quarters of 2024 and 2023, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of March 31, 2024. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of March 31, 2024, the carrying value of long-term debt, including the current portion, was $14.19 billion, and the estimated fair value was $13.33 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended
	March 31,
	2024	2023
Taxes calculated using the estimated annual effective tax rate	$176	$276
Discrete tax items	12	(38)
Provision for income taxes	$188	$238

Effective tax rate	14.5%	12.2%
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	March 31, 2024			December 31, 2023
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$1,473	$—	$—	$1,068	$—	$—
Corporate obligations	130	2,322	—	349	1,605	—
U.S. government and agency securities	174	5,292	—	696	3,808	—
Non-U.S. government and agency securities	—	296	—	50	198	—
Mutual funds	—	—	11	—	—	12
Total	1,777	7,910	11	2,163	5,611	12

Other measurement basis:
Equity-method investments	—	—	13	—	—	17
Nonmarketable investments	—	—	4	—	—	5
Total	—	—	17	—	—	22

Cash on hand	706	—	—	801	—	—
Total	$2,483	$7,910	$28	$2,964	$5,611	$34
As of March 31, 2024, and December 31, 2023, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first three months of 2024 and 2023.
The following table presents the aggregate maturities of our available-for-sale debt investments as of March 31, 2024:

Fair Value
One year or less	$7,585
One to two years	629
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.63 billion and $4.03 billion for the first quarters of 2024 and 2023, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of March 31, 2024, and December 31, 2023, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,473	$—	$1,473	$1,068	$—	$1,068
Corporate obligations	—	2,452	2,452	—	1,954	1,954
U.S. government and agency securities	3,592	1,874	5,466	3,618	886	4,504
Non-U.S. government and agency securities	—	296	296	—	248	248
Mutual funds	11	—	11	12	—	12
Total assets	$5,076	$4,622	$9,698	$4,698	$3,088	$7,786

Liabilities:
Deferred compensation	$395	$—	$395	$393	$—	$393
Total liabilities	$395	$—	$395	$393	$—	$393
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended March 31,	2024	2023	2024	2023	2024	2023
Service cost	$2	$2	$—	$—	$4	$4
Interest cost	6	7	3	4	14	14
Expected return on plan assets	(6)	(6)	(3)	(5)	(19)	(15)
Recognized net actuarial losses (gains)	1	2	(1)	(1)	3	3
Net periodic benefit costs (credits)	$3	$5	$(1)	$(2)	$2	$6
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of March 31, 2024, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2025. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of March 31, 2024, our credit facility was undrawn, and we had no commercial paper outstanding.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt
In February 2024, we issued five series of senior unsecured notes for an aggregate principal amount of $3.00 billion, consisting of:
•$650 million of 4.60% notes due in 2027;
•$650 million of 4.60% notes due in 2029;
•$600 million of 4.85% notes due in 2034;
•$750 million of 5.15% notes due in 2054; and
•$350 million further issuance of existing 5.05% notes due in 2063.
We incurred $16 million of issuance and other related costs. The proceeds of the offering were $2.98 billion, net of the original issuance discounts, which will be used for general corporate purposes.
Long-term debt outstanding is as follows:

	March 31,	December 31,
	2024	2023
Notes due 2024 at 2.625%	$300	$300
Notes due 2024 at 4.70%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 4.60%	650	—
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	—
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	—
Notes due 2063 at 5.05%	1,550	1,200
Total debt	14,300	11,300
Net unamortized discounts, premiums and issuance costs	(111)	(77)
Total debt, including net unamortized discounts, premiums and issuance costs	14,189	11,223
Current portion of long-term debt	(1,349)	(599)
Long-term debt	$12,840	$10,624
Interest and debt expense was $116 million and $68 million for the first quarters of 2024 and 2023, respectively. This was net of the amortized discounts, premiums, issuance and other related costs. Capitalized interest was $6 million and $2 million for the first quarters of 2024 and 2023, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2023	$1,741	$3,362	$52,283	$(40,284)	$(205)

2024
Net income	—	—	1,105	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,183)	—	—
Common stock issued for stock-based awards	—	(29)	—	94	—
Stock repurchases	—	—	—	(3)	—
Stock compensation	—	106	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	—	1	—	—
Balance, March 31, 2024	$1,741	$3,439	$52,199	$(40,193)	$(203)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2022	$1,741	$2,951	$50,353	$(40,214)	$(254)

2023
Net income	—	—	1,708	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,125)	—	—
Common stock issued for stock-based awards	—	(37)	—	118	—
Stock repurchases	—	—	—	(96)	—
Stock compensation	—	104	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	(2)	—	—	—
Balance, March 31, 2023	$1,741	$3,016	$50,930	$(40,192)	$(252)
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
9. Supplemental financial information
Restructuring charges/other
During the first quarter of 2024, restructuring charges/other was a credit of $124 million primarily due to a gain on the sale of a property.

Prepaid expenses and other current assets
	March 31,	December 31,
	2024	2023
U.S. CHIPS and Science Act investment tax credit	$999	$497
Other	302	264
Total	$1,301	$761
Other long-term assets

	March 31,	December 31,
	2024	2023
U.S. CHIPS and Science Act investment tax credit	$498	$859
Other	914	853
Total	$1,412	$1,712
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the first quarters of 2024 and 2023. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		Impact to Related Statement of Income Lines
	March 31,
	2024	2023
Net actuarial losses of defined benefit plans:
Recognized net actuarial losses (a)	$3	$4	Decrease to OI&E
Tax effect	(1)	(1)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$2	$3	Decrease to net income
(a)Detailed in Note 5
Effect on shares outstanding and treasury shares
The following table reflects the changes in treasury shares:

2024
Balance, January 1	832
Repurchases	—
Shares issued for stock compensation	(1)
Balance, March 31	831

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
Performance summary
Our first quarter revenue was $3.66 billion, net income was $1.11 billion and earnings per share (EPS) were $1.20.
Revenue decreased 16% from the same quarter a year ago and 10% sequentially, as revenue declined across all end markets.
Our cash flow from operations of $6.3 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow for the same period was $940 million.
Over the past 12 months we invested $3.7 billion in R&D and SG&A, invested $5.3 billion in capital expenditures and returned $4.8 billion to shareholders.
Results of operations – first quarter 2024 compared with first quarter 2023
Revenue of $3.66 billion decreased $718 million, or 16%, primarily due to lower revenue from Analog and, to a lesser extent, Embedded Processing.
Gross profit of $2.10 billion was down $768 million, or 27%, primarily due to lower revenue and, to a lesser extent, higher manufacturing costs associated with reduced factory loadings and our planned capacity expansions. As a percentage of revenue, gross profit decreased to 57.2% from 65.4%.
Operating expenses (R&D and SG&A) were $933 million compared with $929 million.
Restructuring charges/other was a credit of $124 million primarily due to a gain on the sale of a property during 2024.
Operating profit was $1.29 billion, or 35.1% of revenue, compared with $1.93 billion, or 44.2% of revenue.
OI&E was $123 million of income compared with $80 million of income, primarily due to higher interest income.
Interest and debt expense of $116 million increased $48 million due to the issuance of additional long-term debt. See Note 6 to the financial statements.
Our provision for income taxes was $188 million compared with $238 million. This decrease was due to lower income before income taxes, partially offset by discrete tax items.
Net income was $1.11 billion compared with $1.71 billion. EPS was $1.20 compared with $1.85.

First quarter 2024 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q1 2024	Q1 2023	Change
Revenue	$2,836	$3,289	(14)%
Operating profit	1,008	1,574	(36)%
Operating profit % of revenue	35.5%	47.9%
Analog revenue decreased in both product lines, led by Signal Chain. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing (includes microcontrollers and processors)

	Q1 2024	Q1 2023	Change
Revenue	$652	$832	(22)%
Operating profit	105	237	(56)%
Operating profit % of revenue	16.1%	28.5%
Embedded Processing revenue decreased. Operating profit decreased primarily due to lower revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q1 2024	Q1 2023	Change
Revenue	$173	$258	(33)%
Operating profit*	173	123	41%
Operating profit % of revenue	100.0%	47.7%
* Includes restructuring charges/other
Other revenue decreased $85 million, and operating profit increased $50 million.
Financial condition
At the end of the first quarter of 2024, total cash (cash and cash equivalents plus short-term investments) was $10.39 billion, an increase of $1.82 billion from the end of 2023.
Accounts receivable were $1.67 billion, a decrease of $116 million compared with the end of 2023. Days sales outstanding for the first quarter of 2024 were 41 compared with 39 at the end of 2023.
Inventory was $4.08 billion, an increase of $84 million from the end of 2023. Days of inventory for the first quarter of 2024 were 235 compared with 219 at the end of 2023.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of March 31, 2024, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first three months of 2024 were $1.02 billion, a decrease of $143 million from the year-ago period primarily due to lower net income, partially offset by lower cash used for working capital.
Investing activities for the first three months of 2024 used $3.33 billion compared with $28 million of cash provided in the year-ago period. Capital expenditures were $1.25 billion compared with $982 million in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments used cash of $2.23 billion compared with $1.01 billion of cash provided in the year-ago period.

As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, our capital expenditures are expected to remain at elevated levels. In August 2022, the U.S. government enacted the U.S. CHIPS and Science Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. We will begin receiving the cash benefit associated with the investment tax credit for qualifying capital expenditures in the second quarter of 2024. See Note 9 to the financial statements. We have also submitted applications for the manufacturing grants provided by the legislation.
Financing activities for the first three months of 2024 provided $1.83 billion compared with $239 million in the year-ago period. In 2024, we received net proceeds of $2.98 billion from the issuance of fixed-rate, long-term debt. In the year-ago period, we received net proceeds of $1.40 billion from the issuance of fixed-rate, long-term debt. Dividends paid were $1.18 billion compared with $1.13 billion in the year-ago period, reflecting an increased dividend rate. We used $3 million to repurchase shares of our common stock compared with $103 million in the year-ago period. Employee exercises of stock options provided cash proceeds of $65 million compared with $85 million in the year-ago period.
We had $2.48 billion of cash and cash equivalents and $7.91 billion of short-term investments as of March 31, 2024. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2024	2023	Change
Cash flow from operations (GAAP)	$6,277	$7,736	(19)%
Capital expenditures	(5,337)	(3,336)
Free cash flow (non-GAAP)	$940	$4,400	(79)%

Revenue	$16,801	$19,502

Cash flow from operations as a percentage of revenue (GAAP)	37.4%	39.7%
Free cash flow as a percentage of revenue (non-GAAP)	5.6%	22.6%

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

PART II – OTHER INFORMATION
ITEM 1A. Risk factors
Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2023, and is incorporated by reference herein.
ITEM 2. Unregistered sales of equity securities and use of proceeds
The following table contains information regarding our purchases of our common stock during the quarter.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2024 through January 31, 2024	206,420		$162.04		1,323	$21.20	billion
February 1, 2024 through February 29, 2024	17,106		158.65		17,106	21.19	billion
March 1, 2024 through March 31, 2024	—		—		—	21.19	billion
Total	223,526	(b)	$161.78	(b)	18,429	$21.19	billion (c)

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.

(b)In addition to open-market purchases, 205,097 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of March 31, 2024, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed January 26, 2022).
4(a)	Officers’ Certificate, dated February 8, 2024 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed February 8, 2024).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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

Date: April 24, 2024