Form 10-Q
period 2024-06-30
TEXAS INSTRUMENTS INC
filed 2024-07-24
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
913,045,963
Number of shares of Registrant’s common stock outstanding as of
July 16, 2024

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(In millions, except per-share amounts)	2024	2023	2024	2023
Revenue	$3,822	$4,531	$7,483	$8,910
Cost of revenue (COR)	1,611	1,621	3,177	3,137
Gross profit	2,211	2,910	4,306	5,773
Research and development (R&D)	498	477	976	932
Selling, general and administrative (SG&A)	465	461	920	935
Restructuring charges/other	—	—	(124)	—
Operating profit	1,248	1,972	2,534	3,906
Other income (expense), net (OI&E)	130	119	253	199
Interest and debt expense	131	89	247	157
Income before income taxes	1,247	2,002	2,540	3,948
Provision for income taxes	120	280	308	518
Net income	$1,127	$1,722	$2,232	$3,430

Earnings per common share (EPS):
Basic	$1.23	$1.89	$2.44	$3.76
Diluted	$1.22	$1.87	$2.42	$3.72

Average shares outstanding:
Basic	912	908	911	907
Diluted	919	916	918	916

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,127	$1,722	$2,232	$3,430
Income allocated to RSUs	(6)	(8)	(11)	(18)
Income allocated to common stock for diluted EPS	$1,121	$1,714	$2,221	$3,412

See accompanying notes.

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Net income	$1,127	$1,722	$2,232	$3,430
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($1) and ($2); ($3) and ($1)	1	2	6	—
Recognized within net income, net of tax effect of ($1) and ($1); ($2) and ($2)	3	3	5	6
Derivative instruments:
Change in fair value, net of tax effect of $0 and ($1); $0 and $0	—	3	1	1
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of $0 and $0; $2 and $0	(1)	(2)	(7)	1
Other comprehensive income (loss), net of taxes	3	6	5	8
Total comprehensive income	$1,130	$1,728	$2,237	$3,438

See accompanying notes.

	June 30,	December 31,
Consolidated Balance Sheets	2024	2023
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$2,740	$2,964
Short-term investments	6,948	5,611
Accounts receivable, net of allowances of ($28) and ($16)	1,711	1,787
Raw materials	405	420
Work in process	2,072	2,109
Finished goods	1,629	1,470
Inventories	4,106	3,999
Prepaid expenses and other current assets	1,284	761
Total current assets	16,789	15,122
Property, plant and equipment at cost	14,622	13,268
Accumulated depreciation	(3,448)	(3,269)
Property, plant and equipment	11,174	9,999
Goodwill	4,362	4,362
Deferred tax assets	905	757
Capitalized software licenses	230	223
Overfunded retirement plans	167	173
Other long-term assets	1,421	1,712
Total assets	$35,048	$32,348

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,049	$599
Accounts payable	858	802
Accrued compensation	569	836
Income taxes payable	178	172
Accrued expenses and other liabilities	983	911
Total current liabilities	3,637	3,320
Long-term debt	12,842	10,624
Underfunded retirement plans	113	108
Deferred tax liabilities	55	63
Other long-term liabilities	1,187	1,336
Total liabilities	17,834	15,451
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	3,666	3,362
Retained earnings	52,135	52,283
Treasury common stock at cost
Shares: June 30, 2024 – 828; December 31, 2023 – 832	(40,128)	(40,284)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(200)	(205)
Total stockholders’ equity	17,214	16,897
Total liabilities and stockholders’ equity	$35,048	$32,348

See accompanying notes.

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$2,232	$3,430
Adjustments to net income:
Depreciation	709	550
Amortization of capitalized software	34	31
Stock compensation	222	215
Gains on sales of assets	(126)	(1)
Deferred taxes	(156)	(60)
Increase (decrease) from changes in:
Accounts receivable	76	(61)
Inventories	(107)	(972)
Prepaid expenses and other current assets	(46)	10
Accounts payable and accrued expenses	25	(50)
Accrued compensation	(276)	(242)
Income taxes payable	332	(58)
Changes in funded status of retirement plans	26	23
Other	(357)	(256)
Cash flows from operating activities	2,588	2,559

Cash flows from investing activities
Capital expenditures	(2,312)	(2,428)
Proceeds from asset sales	194	2
Purchases of short-term investments	(6,962)	(7,060)
Proceeds from short-term investments	5,761	7,091
Other	(10)	38
Cash flows from investing activities	(3,329)	(2,357)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,980	3,000
Repayment of debt	(300)	(500)
Dividends paid	(2,368)	(2,250)
Stock repurchases	(74)	(182)
Proceeds from common stock transactions	313	150
Other	(34)	(31)
Cash flows from financing activities	517	187

Net change in cash and cash equivalents	(224)	389
Cash and cash equivalents at beginning of period	2,964	3,050
Cash and cash equivalents at end of period	$2,740	$3,439

Supplemental cash flow information
Investment tax credit (ITC) used to reduce income taxes payable	$312	$—
Total cash benefit related to the U.S. CHIPS and Science Act	$312	$—

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
Segment information

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Analog	$2,928	$3,278	$5,764	$6,567
Embedded Processing	615	894	1,267	1,726
Other	279	359	452	617
Total revenue	$3,822	$4,531	$7,483	$8,910

Operating profit:
Analog	$1,047	$1,463	$2,055	$3,037
Embedded Processing	80	318	185	555
Other (a)	121	191	294	314
Total operating profit	$1,248	$1,972	$2,534	$3,906
(a)Includes restructuring charges/other

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Three Months Ended				For Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
Revenue:
United States	$1,408	37%	$1,493	33%	$2,696	36%	$2,850	32%
China	745	19	872	19	1,368	18	1,748	20
Rest of Asia	417	11	435	10	818	11	829	9
Europe, Middle East and Africa (a)	898	23	1,194	26	1,853	25	2,464	28
Japan	292	8	480	11	622	8	918	10
Rest of world	62	2	57	1	126	2	101	1
Total revenue	$3,822	100%	$4,531	100%	$7,483	100%	$8,910	100%
(a)Revenue from end customers headquartered in Germany was 11% and 13% in the second quarters of 2024 and 2023, respectively, and 12% and 13% in the first six months of 2024 and 2023, respectively.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2024 and 2023, and the Consolidated Balance Sheet as of June 30, 2024, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2023. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended June 30,
	2024			2023
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,127			$1,722
Income allocated to RSUs	(6)			(9)
Income allocated to common stock	$1,121	912	$1.23	$1,713	908	$1.89
Dilutive effect of stock compensation plans		7			8

Diluted EPS:
Net income	$1,127			$1,722
Income allocated to RSUs	(6)			(8)
Income allocated to common stock	$1,121	919	$1.22	$1,714	916	$1.87

	For Six Months Ended June 30,
	2024			2023
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$2,232			$3,430
Income allocated to RSUs	(11)			(17)
Income allocated to common stock	$2,221	911	$2.44	$3,413	907	$3.76
Dilutive effect of stock compensation plans		7			9

Diluted EPS:
Net income	$2,232			$3,430
Income allocated to RSUs	(11)			(18)
Income allocated to common stock	$2,221	918	$2.42	$3,412	916	$3.72
Potentially dilutive securities representing 8 million and 9 million shares of common stock that were outstanding during the second quarters of 2024 and 2023, respectively, and 11 million and 9 million shares outstanding during the first six months of 2024 and 2023, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of June 30, 2024. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of June 30, 2024, the carrying value of long-term debt, including the current portion, was $13.89 billion, and the estimated fair value was $12.78 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Taxes calculated using the estimated annual effective tax rate	$170	$289	$346	$565
Discrete tax items	(50)	(9)	(38)	(47)
Provision for income taxes	$120	$280	$308	$518

Effective tax rate	10%	14%	12%	13%
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	June 30, 2024			December 31, 2023
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$1,105	$—	$—	$1,068	$—	$—
Corporate obligations	372	1,740	—	349	1,605	—
U.S. government and agency securities	548	4,962	—	696	3,808	—
Non-U.S. government and agency securities	—	246	—	50	198	—
Mutual funds	—	—	11	—	—	12
Total	2,025	6,948	11	2,163	5,611	12

Other measurement basis:
Equity-method investments	—	—	12	—	—	17
Nonmarketable investments	—	—	4	—	—	5
Total	—	—	16	—	—	22

Cash on hand	715	—	—	801	—	—
Total	$2,740	$6,948	$27	$2,964	$5,611	$34
As of June 30, 2024, and December 31, 2023, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first six months of 2024 and 2023.
The following table presents the aggregate maturities of our available-for-sale debt investments as of June 30, 2024:

Fair Value
One year or less	$6,839
One to two years	1,029
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $3.13 billion and $3.07 billion for the second quarters of 2024 and 2023, respectively, and $5.76 billion and $7.09 billion for the first six months of 2024 and 2023, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of June 30, 2024, and December 31, 2023, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,105	$—	$1,105	$1,068	$—	$1,068
Corporate obligations	—	2,112	2,112	—	1,954	1,954
U.S. government and agency securities	2,930	2,580	5,510	3,618	886	4,504
Non-U.S. government and agency securities	—	246	246	—	248	248
Mutual funds	11	—	11	12	—	12
Total assets	$4,046	$4,938	$8,984	$4,698	$3,088	$7,786

Liabilities:
Deferred compensation	$411	$—	$411	$393	$—	$393
Total liabilities	$411	$—	$411	$393	$—	$393

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30,	2024	2023	2024	2023	2024	2023
Service cost	$2	$2	$1	$1	$4	$4
Interest cost	6	7	3	3	13	15
Expected return on plan assets	(5)	(5)	(6)	(4)	(19)	(17)
Recognized net actuarial losses (gains)	1	1	—	(2)	3	3
Net periodic benefit costs (credits)	4	5	(2)	(2)	1	5
Settlement losses	—	1	—	—	—	1
Total, including other postretirement losses (gains)	$4	$6	$(2)	$(2)	$1	$6

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30,	2024	2023	2024	2023	2024	2023
Service cost	$4	$4	$1	$1	$8	$8
Interest cost	12	14	6	7	27	29
Expected return on plan assets	(11)	(11)	(9)	(9)	(38)	(32)
Recognized net actuarial losses (gains)	2	3	(1)	(3)	6	6
Net periodic benefit costs (credits)	7	10	(3)	(4)	3	11
Settlement losses	—	1	—	—	—	1
Total, including other postretirement losses (gains)	$7	$11	$(3)	$(4)	$3	$12
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of June 30, 2024, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2025. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of June 30, 2024, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In May 2024, we retired $300 million of maturing debt.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	June 30,	December 31,
	2024	2023
Notes due 2024 at 2.625%	$—	$300
Notes due 2024 at 4.70%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 4.60%	650	—
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	—
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	—
Notes due 2063 at 5.05%	1,550	1,200
Total debt	14,000	11,300
Net unamortized discounts, premiums and issuance costs	(109)	(77)
Total debt, including net unamortized discounts, premiums and issuance costs	13,891	11,223
Current portion of long-term debt	(1,049)	(599)
Long-term debt	$12,842	$10,624
Interest and debt expense was $131 million and $89 million for the second quarters of 2024 and 2023, respectively, and $247 million and $157 million for the first six months of 2024 and 2023, respectively. This was net of the amortized discounts, premiums, issuance and other related costs. Capitalized interest was $5 million and $3 million for the second quarters of 2024 and 2023, respectively, and $11 million and $5 million for the first six months of 2024 and 2023, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2023	$1,741	$3,362	$52,283	$(40,284)	$(205)

2024
Net income	—	—	1,105	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,183)	—	—
Common stock issued for stock-based awards	—	(29)	—	94	—
Stock repurchases	—	—	—	(3)	—
Stock compensation	—	106	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	—	1	—	—
Balance, March 31, 2024	1,741	3,439	52,199	(40,193)	(203)

Net income	—	—	1,127	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,185)	—	—
Common stock issued for stock-based awards	—	111	—	137	—
Stock repurchases	—	—	—	(72)	—
Stock compensation	—	116	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	3
Dividend equivalents on RSUs	—	—	(6)	—	—
Balance, June 30, 2024	$1,741	$3,666	$52,135	$(40,128)	$(200)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2022	$1,741	$2,951	$50,353	$(40,214)	$(254)

2023
Net income	—	—	1,708	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,125)	—	—
Common stock issued for stock-based awards	—	(37)	—	118	—
Stock repurchases	—	—	—	(96)	—
Stock compensation	—	104	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	(2)	—	—	—
Balance, March 31, 2023	1,741	3,016	50,930	(40,192)	(252)

Net income	—	—	1,722	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,125)	—	—
Common stock issued for stock-based awards	—	36	—	29	—
Stock repurchases	—	—	—	(77)	—
Stock compensation	—	111	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	6
Dividend equivalents on RSUs	—	—	(5)	—	—
Balance, June 30, 2023	$1,741	$3,163	$51,522	$(40,240)	$(246)
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
9. Supplemental financial information
Restructuring charges/other
During the first six months of 2024, restructuring charges/other was a credit of $124 million primarily due to a gain on the sale of a property.

Prepaid expenses and other current assets
	June 30,	December 31,
	2024	2023
U.S. CHIPS and Science Act investment tax credit	$981	$497
Other	303	264
Total	$1,284	$761
Other long-term assets

	June 30,	December 31,
	2024	2023
U.S. CHIPS and Science Act investment tax credit	$464	$859
Other	957	853
Total	$1,421	$1,712
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the second quarters and first six months of 2024 and 2023. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Six Months Ended		Impact to Related Statement of Income Lines
	June 30,		June 30,
	2024	2023	2024	2023
Net actuarial losses of defined benefit plans:
Recognized net actuarial losses and settlement losses (a)	$4	$4	$7	$8	Decrease to OI&E
Tax effect	(1)	(1)	(2)	(2)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$3	$3	$5	$6	Decrease to net income
(a)Detailed in Note 5
Effect on shares outstanding and treasury shares
The following table reflects the changes in treasury shares:

2024
Balance, January 1	832
Repurchases	—
Shares issued for stock compensation	(1)
Balance, March 31	831
Repurchases	—
Shares issued for stock compensation	(3)
Balance, June 30	828

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
Performance summary
Our second quarter revenue was $3.82 billion, net income was $1.13 billion and earnings per share (EPS) were $1.22.
Revenue decreased 16% from the same quarter a year ago and increased 4% sequentially. Industrial and automotive continued to decline sequentially, while all other end markets grew.
Our cash flow from operations of $6.4 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow for the same period was $1.5 billion.
Over the past 12 months we invested $3.7 billion in R&D and SG&A, invested $5.0 billion in capital expenditures and returned $4.9 billion to shareholders.
Results of operations – second quarter 2024 compared with second quarter 2023
Revenue of $3.82 billion decreased $709 million, or 16%, primarily due to lower revenue from Analog and Embedded Processing.
Gross profit of $2.21 billion was down $699 million, or 24%, primarily due to lower revenue and, to a lesser extent, higher manufacturing unit costs associated with our planned capacity expansions and reduced factory loadings. As a percentage of revenue, gross profit decreased to 57.8% from 64.2%. Sequentially, gross profit margin increased 60 basis points, primarily due to higher revenue as well as lower manufacturing unit costs due to increased factory loadings and more manufacturing internally, with more wafers on 300mm.
Operating expenses (R&D and SG&A) were $963 million compared with $938 million.
Operating profit was $1.25 billion, or 32.7% of revenue, compared with $1.97 billion, or 43.5% of revenue.
OI&E was $130 million of income compared with $119 million of income, primarily due to higher interest income.
Interest and debt expense of $131 million increased $42 million due to the issuance of additional long-term debt. See Note 6 to the financial statements.
Our provision for income taxes was $120 million compared with $280 million. This decrease was due to lower income before income taxes and higher discrete tax benefits.
Net income was $1.13 billion compared with $1.72 billion. EPS was $1.22 compared with $1.87.

Second quarter 2024 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q2 2024	Q2 2023	Change
Revenue	$2,928	$3,278	(11)%
Operating profit	1,047	1,463	(28)%
Operating profit % of revenue	35.8%	44.6%
Analog revenue decreased due to the mix of products shipped in both product lines, led by Signal Chain. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing (includes microcontrollers and processors)

	Q2 2024	Q2 2023	Change
Revenue	$615	$894	(31)%
Operating profit	80	318	(75)%
Operating profit % of revenue	13.0%	35.6%
Embedded Processing revenue decreased. Operating profit decreased primarily due to lower revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q2 2024	Q2 2023	Change
Revenue	$279	$359	(22)%
Operating profit *	121	191	(37)%
Operating profit % of revenue	43.4%	53.2%
* Includes restructuring charges/other
Other revenue decreased $80 million, and operating profit decreased $70 million.
Results of operations – first six months of 2024 compared with first six months of 2023
Revenue of $7.48 billion decreased $1.43 billion, or 16%, primarily due to lower revenue from Analog and, to a lesser extent, Embedded Processing.
Gross profit of $4.31 billion was down $1.47 billion, or 25%, primarily due to lower revenue and, to a lesser extent, higher manufacturing unit costs associated with reduced factory loadings and our planned capacity expansions. As a percentage of revenue, gross profit decreased to 57.5% from 64.8%.
Operating expenses were $1.90 billion compared with $1.87 billion.
Restructuring charges/other was a credit of $124 million primarily due to a gain on the sale of a property during 2024.
Operating profit was $2.53 billion, or 33.9% of revenue, compared with $3.91 billion, or 43.8% of revenue.
OI&E was $253 million of income compared with $199 million of income, primarily due to higher interest income.
Interest and debt expense of $247 million increased $90 million due to the issuance of additional long-term debt.
Our provision for income taxes was $308 million compared with $518 million. This decrease was due to lower income before income taxes.

Net income was $2.23 billion compared with $3.43 billion. EPS was $2.42 compared with $3.72.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2024	YTD 2023	Change
Revenue	$5,764	$6,567	(12)%
Operating profit	2,055	3,037	(32)%
Operating profit % of revenue	35.7%	46.2%
Analog revenue decreased due to the mix of products shipped in both product lines, led by Signal Chain. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing

	YTD 2024	YTD 2023	Change
Revenue	$1,267	$1,726	(27)%
Operating profit	185	555	(67)%
Operating profit % of revenue	14.6%	32.2%
Embedded Processing revenue decreased. Operating profit decreased primarily due to lower revenue and associated gross profit.
Other

	YTD 2024	YTD 2023	Change
Revenue	$452	$617	(27)%
Operating profit *	294	314	(6)%
Operating profit % of revenue	65.0%	50.9%
* Includes restructuring charges/other
Other revenue decreased $165 million, and operating profit decreased $20 million.
Financial condition
At the end of the second quarter of 2024, total cash (cash and cash equivalents plus short-term investments) was $9.69 billion, an increase of $1.11 billion from the end of 2023.
Accounts receivable were $1.71 billion, a decrease of $76 million compared with the end of 2023. Days sales outstanding for the second quarter of 2024 were 40 compared with 39 at the end of 2023.
Inventory was $4.11 billion, an increase of $107 million from the end of 2023. Days of inventory for the second quarter of 2024 were 229 compared with 219 at the end of 2023.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of June 30, 2024, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first six months of 2024 were $2.59 billion, an increase of $29 million from the year-ago period primarily due to lower cash used for working capital, partially offset by lower net income. Cash flows from operating activities for the first six months of 2024 include a cash benefit of $312 million from the U.S. CHIPS and Science Act investment tax credit used to reduce income taxes payable.

Investing activities for the first six months of 2024 used $3.33 billion compared with $2.36 billion in the year-ago period. Capital expenditures were $2.31 billion compared with $2.43 billion in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments used cash of $1.20 billion compared with $31 million of cash provided in the year-ago period.
As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, our capital expenditures are expected to remain at elevated levels. In August 2022, the U.S. government enacted the U.S. CHIPS and Science Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. We began receiving the cash benefit associated with the investment tax credit for qualifying capital expenditures in the second quarter of 2024. See Note 9 to the financial statements. We have also submitted applications for the manufacturing grants provided by the legislation.
Financing activities for the first six months of 2024 provided $517 million compared with $187 million in the year-ago period. In 2024, we received net proceeds of $2.98 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $300 million. In the year-ago period, we received net proceeds of $3.00 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. Dividends paid were $2.37 billion compared with $2.25 billion in the year-ago period, reflecting an increased dividend rate. We used $74 million to repurchase 0.4 million shares of our common stock compared with $182 million in the year-ago period to repurchase 1.1 million shares. Employee exercises of stock options provided cash proceeds of $313 million compared with $150 million in the year-ago period.
We had $2.74 billion of cash and cash equivalents and $6.95 billion of short-term investments as of June 30, 2024. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2024	2023	Change
Cash flow from operations (GAAP) *	$6,449	$7,367	(12)%
Capital expenditures	(4,955)	(4,185)
Free cash flow (non-GAAP)	$1,494	$3,182	(53)%

Revenue	$16,092	$18,821

Cash flow from operations as a percentage of revenue (GAAP)	40.1%	39.1%
Free cash flow as a percentage of revenue (non-GAAP)	9.3%	16.9%
* Includes a cash benefit of $312 million from the U.S. CHIPS and Science Act ITC used to reduce income taxes payable for the twelve months ended June 30, 2024

ITEM 4. Controls and procedures
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

PART II – OTHER INFORMATION
ITEM 1. Legal proceedings
Information with respect to legal proceedings can be found in Note 8 to the financial statements.
Pursuant to SEC regulation, we have elected to use a disclosure threshold of $1 million in monetary sanctions for environmental proceedings involving a governmental authority.
ITEM 1A. Risk factors
Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2023, and is incorporated by reference herein.
ITEM 2. Unregistered sales of equity securities and use of proceeds
The following table contains information regarding our purchases of our common stock during the quarter.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2024 through April 30, 2024	20,776		$176.46		20,776	$21.19	billion
May 1, 2024 through May 31, 2024	215,795		187.21		213,922	21.15	billion
June 1, 2024 through June 30, 2024	146,158		194.98		146,158	21.12	billion
Total	382,729	(b)	$189.60	(b)	380,856	$21.12	billion (c)

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.

(b)In addition to open-market purchases, 1,873 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of June 30, 2024, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed January 26, 2022).
10(a)	Texas Instruments 2018 Director Compensation Plan as amended April 25, 2024.†
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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

Date: July 24, 2024