Form 10-Q
period 2024-09-30
TEXAS INSTRUMENTS INC
filed 2024-10-23
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
912,216,614
Number of shares of Registrant’s common stock outstanding as of
October 15, 2024

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(In millions, except per-share amounts)	2024	2023	2024	2023
Revenue	$4,151	$4,532	$11,634	$13,442
Cost of revenue (COR)	1,677	1,717	4,854	4,854
Gross profit	2,474	2,815	6,780	8,588
Research and development (R&D)	492	471	1,468	1,403
Selling, general and administrative (SG&A)	428	452	1,348	1,387
Restructuring charges/other	—	—	(124)	—
Operating profit	1,554	1,892	4,088	5,798
Other income (expense), net (OI&E)	131	128	384	327
Interest and debt expense	131	98	378	255
Income before income taxes	1,554	1,922	4,094	5,870
Provision for income taxes	192	213	500	731
Net income	$1,362	$1,709	$3,594	$5,139

Earnings per common share (EPS):
Basic	$1.48	$1.87	$3.92	$5.63
Diluted	$1.47	$1.85	$3.89	$5.58

Average shares outstanding:
Basic	913	908	912	908
Diluted	920	916	919	916

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,362	$1,709	$3,594	$5,139
Income allocated to RSUs	(7)	(10)	(18)	(26)
Income allocated to common stock for diluted EPS	$1,355	$1,699	$3,576	$5,113

See accompanying notes.

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Net income	$1,362	$1,709	$3,594	$5,139
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of $5 and ($3); $2 and ($4)	(11)	6	(5)	6
Recognized within net income, net of tax effect of ($1) and ($1); ($3) and ($3)	2	3	7	9
Prior service cost (credit) of defined benefit plans:
Recognized within net income, net of tax effect of $0 and $0; $0 and $0	1	1	1	1
Derivative instruments:
Change in fair value, net of tax effect of $0 and $0; $0 and $0	—	—	1	1
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of ($4) and $0; ($2) and $0	13	1	6	2
Other comprehensive income (loss), net of taxes	5	11	10	19
Total comprehensive income	$1,367	$1,720	$3,604	$5,158

See accompanying notes.

	September 30,	December 31,
Consolidated Balance Sheets	2024	2023
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$2,589	$2,964
Short-term investments	6,163	5,611
Accounts receivable, net of allowances of ($23) and ($16)	1,862	1,787
Raw materials	393	420
Work in process	2,081	2,109
Finished goods	1,822	1,470
Inventories	4,296	3,999
Prepaid expenses and other current assets	962	761
Total current assets	15,872	15,122
Property, plant and equipment at cost	15,464	13,268
Accumulated depreciation	(3,662)	(3,269)
Property, plant and equipment	11,802	9,999
Goodwill	4,362	4,362
Deferred tax assets	941	757
Capitalized software licenses	229	223
Overfunded retirement plans	184	173
Other long-term assets	1,931	1,712
Total assets	$35,321	$32,348

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,049	$599
Accounts payable	794	802
Accrued compensation	721	836
Income taxes payable	108	172
Accrued expenses and other liabilities	1,014	911
Total current liabilities	3,686	3,320
Long-term debt	12,844	10,624
Underfunded retirement plans	117	108
Deferred tax liabilities	54	63
Other long-term liabilities	1,352	1,336
Total liabilities	18,053	15,451
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	3,813	3,362
Retained earnings	52,304	52,283
Treasury common stock at cost
Shares: September 30, 2024 – 829; December 31, 2023 – 832	(40,395)	(40,284)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(195)	(205)
Total stockholders’ equity	17,268	16,897
Total liabilities and stockholders’ equity	$35,321	$32,348

See accompanying notes.

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$3,594	$5,139
Adjustments to net income:
Depreciation	1,092	853
Amortization of capitalized software	53	48
Stock compensation	309	294
Gains on sales of assets	(126)	(1)
Deferred taxes	(189)	(159)
Increase (decrease) from changes in:
Accounts receivable	(75)	(81)
Inventories	(297)	(1,151)
Prepaid expenses and other current assets	(69)	38
Accounts payable and accrued expenses	38	(23)
Accrued compensation	(127)	(97)
Income taxes payable	487	(65)
Changes in funded status of retirement plans	2	49
Other	(372)	(348)
Cash flows from operating activities	4,320	4,496

Cash flows from investing activities
Capital expenditures	(3,628)	(3,923)
Proceeds from asset sales	194	3
Purchases of short-term investments	(8,807)	(10,140)
Proceeds from short-term investments	8,461	9,976
Other	(36)	33
Cash flows from investing activities	(3,816)	(4,051)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,980	3,000
Repayment of debt	(300)	(500)
Dividends paid	(3,555)	(3,376)
Stock repurchases	(392)	(228)
Proceeds from common stock transactions	430	218
Other	(42)	(43)
Cash flows from financing activities	(879)	(929)

Net change in cash and cash equivalents	(375)	(484)
Cash and cash equivalents at beginning of period	2,964	3,050
Cash and cash equivalents at end of period	$2,589	$2,566

Supplemental cash flow information
Investment tax credit (ITC) used to reduce income taxes payable	$532	$—
Total cash benefit related to the U.S. CHIPS and Science Act	$532	$—

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
Segment information

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Analog	$3,223	$3,353	$8,987	$9,920
Embedded Processing	653	890	1,920	2,616
Other	275	289	727	906
Total revenue	$4,151	$4,532	$11,634	$13,442

Operating profit:
Analog	$1,316	$1,504	$3,371	$4,541
Embedded Processing	109	258	294	813
Other (a)	129	130	423	444
Total operating profit	$1,554	$1,892	$4,088	$5,798
(a)Includes restructuring charges/other

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Three Months Ended				For Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
Revenue:
United States	$1,639	39%	$1,541	34%	$4,335	37%	$4,391	33%
China	823	20	813	18	2,191	19	2,561	19
Rest of Asia	431	10	434	10	1,249	11	1,263	10
Europe, Middle East and Africa (a)	880	21	1,193	26	2,733	23	3,657	27
Japan	313	8	455	10	935	8	1,373	10
Rest of world	65	2	96	2	191	2	197	1
Total revenue	$4,151	100%	$4,532	100%	$11,634	100%	$13,442	100%
(a)Revenue from end customers headquartered in Germany was 11% and 13% in the third quarters of 2024 and 2023, respectively, and 12% and 13% in the first nine months of 2024 and 2023, respectively.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2024 and 2023, and the Consolidated Balance Sheet as of September 30, 2024, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2023. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended September 30,
	2024			2023
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,362			$1,709
Income allocated to RSUs	(7)			(9)
Income allocated to common stock	$1,355	913	$1.48	$1,700	908	$1.87
Dilutive effect of stock compensation plans		7			8

Diluted EPS:
Net income	$1,362			$1,709
Income allocated to RSUs	(7)			(10)
Income allocated to common stock	$1,355	920	$1.47	$1,699	916	$1.85

	For Nine Months Ended September 30,
	2024			2023
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$3,594			$5,139
Income allocated to RSUs	(18)			(27)
Income allocated to common stock	$3,576	912	$3.92	$5,112	908	$5.63
Dilutive effect of stock compensation plans		7			8

Diluted EPS:
Net income	$3,594			$5,139
Income allocated to RSUs	(18)			(26)
Income allocated to common stock	$3,576	919	$3.89	$5,113	916	$5.58
Potentially dilutive securities representing 3 million and 9 million shares of common stock that were outstanding during the third quarters of 2024 and 2023, respectively, and 9 million and 9 million shares outstanding during the first nine months of 2024 and 2023, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of September 30, 2024. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of September 30, 2024, the carrying value of long-term debt, including the current portion, was $13.89 billion, and the estimated fair value was $13.46 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Taxes calculated using the estimated annual effective tax rate	$227	$229	$573	$794
Discrete tax items	(35)	(16)	(73)	(63)
Provision for income taxes	$192	$213	$500	$731

Effective tax rate	12%	11%	12%	12%
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	September 30, 2024			December 31, 2023
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$515	$—	$—	$1,068	$—	$—
Corporate obligations	461	1,199	—	349	1,605	—
U.S. government and agency securities	747	4,667	—	696	3,808	—
Non-U.S. government and agency securities	150	297	—	50	198	—
Mutual funds	—	—	11	—	—	12
Total	1,873	6,163	11	2,163	5,611	12

Other measurement basis:
Equity-method investments	—	—	11	—	—	17
Nonmarketable investments	—	—	4	—	—	5
Total	—	—	15	—	—	22

Cash on hand	716	—	—	801	—	—
Total	$2,589	$6,163	$26	$2,964	$5,611	$34
As of September 30, 2024, and December 31, 2023, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first nine months of 2024 and 2023.
The following table presents the aggregate maturities of our available-for-sale debt investments as of September 30, 2024:

Fair Value
One year or less	$6,493
One to two years	1,028
Proceeds from sales, redemptions and maturities of short-term available-for-sale investments were $2.70 billion and $2.89 billion for the third quarters of 2024 and 2023, respectively, and $8.46 billion and $9.98 billion for the first nine months of 2024 and 2023, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models that utilize management estimates of market participant assumptions. As of September 30, 2024, and December 31, 2023, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$515	$—	$515	$1,068	$—	$1,068
Corporate obligations	—	1,660	1,660	—	1,954	1,954
U.S. government and agency securities	3,021	2,393	5,414	3,618	886	4,504
Non-U.S. government and agency securities	—	447	447	—	248	248
Mutual funds	11	—	11	12	—	12
Total assets	$3,547	$4,500	$8,047	$4,698	$3,088	$7,786

Liabilities:
Deferred compensation	$435	$—	$435	$393	$—	$393
Total liabilities	$435	$—	$435	$393	$—	$393

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2024	2023	2024	2023	2024	2023
Service cost	$2	$2	$—	$—	$4	$4
Interest cost	7	7	4	4	15	14
Expected return on plan assets	(7)	(6)	(4)	(4)	(22)	(16)
Recognized net actuarial losses (gains)	1	2	(1)	(1)	3	3
Amortization of prior service cost (credit)	—	—	—	—	1	1
Net periodic benefit costs (credits)	3	5	(1)	(1)	1	6
Total, including other postretirement losses (gains)	$3	$5	$(1)	$(1)	$1	$6

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2024	2023	2024	2023	2024	2023
Service cost	$6	$6	$1	$1	$12	$12
Interest cost	19	21	10	11	42	43
Expected return on plan assets	(18)	(17)	(13)	(13)	(60)	(48)
Recognized net actuarial losses (gains)	3	5	(2)	(4)	9	9
Amortization of prior service cost (credit)	—	—	—	—	1	1
Net periodic benefit costs (credits)	10	15	(4)	(5)	4	17
Settlement losses	—	1	—	—	—	1
Total, including other postretirement losses (gains)	$10	$16	$(4)	$(5)	$4	$18
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of September 30, 2024, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2025. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of September 30, 2024, our credit facility was undrawn, and we had no commercial paper outstanding.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	September 30,	December 31,
	2024	2023
Notes due 2024 at 2.625%	$—	$300
Notes due 2024 at 4.70%	300	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 4.60%	650	—
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	—
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	—
Notes due 2063 at 5.05%	1,550	1,200
Total debt	14,000	11,300
Net unamortized discounts, premiums and issuance costs	(107)	(77)
Total debt, including net unamortized discounts, premiums and issuance costs	13,893	11,223
Current portion of long-term debt	(1,049)	(599)
Long-term debt	$12,844	$10,624
Interest and debt expense was $131 million and $98 million for the third quarters of 2024 and 2023, respectively, and $378 million and $255 million for the first nine months of 2024 and 2023, respectively. This was net of the amortized discounts, premiums, issuance and other related costs. Capitalized interest was $5 million and $3 million for the third quarters of 2024 and 2023, respectively, and $16 million and $8 million for the first nine months of 2024 and 2023, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2023	$1,741	$3,362	$52,283	$(40,284)	$(205)

2024
Net income	—	—	1,105	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,183)	—	—
Common stock issued for stock-based awards	—	(29)	—	94	—
Stock repurchases	—	—	—	(3)	—
Stock compensation	—	106	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	—	1	—	—
Balance, March 31, 2024	1,741	3,439	52,199	(40,193)	(203)

Net income	—	—	1,127	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,185)	—	—
Common stock issued for stock-based awards	—	111	—	137	—
Stock repurchases	—	—	—	(72)	—
Stock compensation	—	116	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	3
Dividend equivalents on RSUs	—	—	(6)	—	—
Balance, June 30, 2024	1,741	3,666	52,135	(40,128)	(200)

Net income	—	—	1,362	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,187)	—	—
Common stock issued for stock-based awards	—	62	—	55	—
Stock repurchases	—	—	—	(322)	—
Stock compensation	—	87	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	5
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	(2)	—	—	—
Balance, September 30, 2024	$1,741	$3,813	$52,304	$(40,395)	$(195)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2022	$1,741	$2,951	$50,353	$(40,214)	$(254)

2023
Net income	—	—	1,708	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,125)	—	—
Common stock issued for stock-based awards	—	(37)	—	118	—
Stock repurchases	—	—	—	(96)	—
Stock compensation	—	104	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	(2)	—	—	—
Balance, March 31, 2023	1,741	3,016	50,930	(40,192)	(252)

Net income	—	—	1,722	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,125)	—	—
Common stock issued for stock-based awards	—	36	—	29	—
Stock repurchases	—	—	—	(77)	—
Stock compensation	—	111	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	6
Dividend equivalents on RSUs	—	—	(5)	—	—
Balance, June 30, 2023	1,741	3,163	51,522	(40,240)	(246)

Net income	—	—	1,709	—	—
Dividends declared and paid ($1.24 per share)	—	—	(1,126)	—	—
Common stock issued for stock-based awards	—	38	—	35	—
Stock repurchases	—	—	—	(48)	—
Stock compensation	—	79	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	11
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	—	(1)	—	—
Balance, September 30, 2023	$1,741	$3,280	$52,098	$(40,253)	$(235)
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
9. Supplemental financial information
Restructuring charges/other
During the first nine months of 2024, restructuring charges/other was a credit of $124 million primarily due to a gain on the sale of a property.

Prepaid expenses and other current assets
	September 30,	December 31,
	2024	2023
U.S. CHIPS and Science Act investment tax credit	$621	$497
Other	341	264
Total	$962	$761
Other long-term assets

	September 30,	December 31,
	2024	2023
U.S. CHIPS and Science Act investment tax credit	$806	$859
Operating lease right-of-use assets	800	579
Other	325	274
Total	$1,931	$1,712
Other long-term liabilities

	September 30,	December 31,
	2024	2023
Operating lease liabilities	$681	$478
Other	671	858
Total	$1,352	$1,336

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the third quarters and first nine months of 2024 and 2023. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Nine Months Ended		Impact to Related Statement of Income Lines
	September 30,		September 30,
	2024	2023	2024	2023
Net actuarial losses of defined benefit plans:
Recognized net actuarial losses and settlement losses (a)	$3	$4	$10	$12	Decrease to OI&E
Tax effect	(1)	(1)	(3)	(3)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$2	$3	$7	$9	Decrease to net income

Prior service cost (credit) of defined benefit plans:
Amortization of prior service cost (credit) (a)	$1	$1	$1	$1	Decrease (increase) to OI&E
Tax effect	—	—	—	—	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$1	$1	$1	$1	Decrease (increase) to net income
(a)Detailed in Note 5
Effect on shares outstanding and treasury shares
The following table reflects the changes in treasury shares:

2024
Balance, January 1	832
Repurchases	—
Shares issued for stock compensation	(1)
Balance, March 31	831
Repurchases	—
Shares issued for stock compensation	(3)
Balance, June 30	828
Repurchases	2
Shares issued for stock compensation	(1)
Balance, September 30	829

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
Performance summary
Our third quarter revenue was $4.15 billion, net income was $1.36 billion and earnings per share (EPS) were $1.47.
Revenue decreased 8% from the same quarter a year ago and increased 9% sequentially. Industrial continued to decline sequentially, while all other end markets grew.
Our cash flow from operations of $6.2 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow for the same period was $1.5 billion.
Over the past 12 months we invested $3.7 billion in R&D and SG&A, invested $4.8 billion in capital expenditures and returned $5.2 billion to shareholders.
Results of operations – third quarter 2024 compared with third quarter 2023
Revenue of $4.15 billion decreased $381 million, or 8%, due to lower revenue from Embedded Processing and, to a lesser extent, Analog.
Gross profit of $2.47 billion was down $341 million, or 12%, primarily due to lower revenue and, to a lesser extent, higher manufacturing costs associated with our planned capacity expansions. As a percentage of revenue, gross profit decreased to 59.6% from 62.1%.
Operating expenses (R&D and SG&A) were $920 million compared with $923 million.
Operating profit was $1.55 billion, or 37.4% of revenue, compared with $1.89 billion, or 41.7% of revenue.
OI&E was $131 million of income compared with $128 million of income.
Interest and debt expense of $131 million increased $33 million due to the issuance of additional long-term debt. See Note 6 to the financial statements.
Our provision for income taxes was $192 million compared with $213 million. This decrease was primarily due to lower income before income taxes and higher discrete tax benefits.
Net income was $1.36 billion compared with $1.71 billion. EPS was $1.47 compared with $1.85.

Third quarter 2024 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q3 2024	Q3 2023	Change
Revenue	$3,223	$3,353	(4)%
Operating profit	1,316	1,504	(13)%
Operating profit % of revenue	40.8%	44.9%
Analog revenue decreased in Signal Chain due to the mix of products shipped. Power was about even. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing (includes microcontrollers and processors)

	Q3 2024	Q3 2023	Change
Revenue	$653	$890	(27)%
Operating profit	109	258	(58)%
Operating profit % of revenue	16.7%	29.0%
Embedded Processing revenue decreased. Operating profit decreased due to lower revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	Q3 2024	Q3 2023	Change
Revenue	$275	$289	(5)%
Operating profit *	129	130	(1)%
Operating profit % of revenue	46.9%	45.0%
* Includes restructuring charges/other
Other revenue decreased $14 million, and operating profit decreased $1 million.
Results of operations – first nine months of 2024 compared with first nine months of 2023
Revenue of $11.63 billion decreased $1.81 billion, or 13%, due to lower revenue from Analog and, to a lesser extent, Embedded Processing.
Gross profit of $6.78 billion was down $1.81 billion, or 21%, primarily due to lower revenue and, to a lesser extent, higher manufacturing costs associated with our planned capacity expansions. As a percentage of revenue, gross profit decreased to 58.3% from 63.9%.
Operating expenses were $2.82 billion compared with $2.79 billion.
Restructuring charges/other was a credit of $124 million primarily due to a gain on the sale of a property during 2024.
Operating profit was $4.09 billion, or 35.1% of revenue, compared with $5.80 billion, or 43.1% of revenue.
OI&E was $384 million of income compared with $327 million of income, primarily due to higher interest income.
Interest and debt expense of $378 million increased $123 million due to the issuance of additional long-term debt.
Our provision for income taxes was $500 million compared with $731 million. This decrease was due to lower income before income taxes.

Net income was $3.59 billion compared with $5.14 billion. EPS was $3.89 compared with $5.58.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2024	YTD 2023	Change
Revenue	$8,987	$9,920	(9)%
Operating profit	3,371	4,541	(26)%
Operating profit % of revenue	37.5%	45.8%
Analog revenue decreased due to the mix of products shipped in both product lines, led by Signal Chain. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing

	YTD 2024	YTD 2023	Change
Revenue	$1,920	$2,616	(27)%
Operating profit	294	813	(64)%
Operating profit % of revenue	15.3%	31.1%
Embedded Processing revenue decreased. Operating profit decreased primarily due to lower revenue and associated gross profit.
Other

	YTD 2024	YTD 2023	Change
Revenue	$727	$906	(20)%
Operating profit *	423	444	(5)%
Operating profit % of revenue	58.2%	49.0%
* Includes restructuring charges/other
Other revenue decreased $179 million, and operating profit decreased $21 million.
Financial condition
At the end of the third quarter of 2024, total cash (cash and cash equivalents plus short-term investments) was $8.75 billion, an increase of $177 million from the end of 2023.
Accounts receivable were $1.86 billion, an increase of $75 million compared with the end of 2023. Days sales outstanding for the third quarter of 2024 were 40 compared with 39 at the end of 2023.
Inventory was $4.30 billion, an increase of $297 million from the end of 2023. Days of inventory for the third quarter of 2024 were 231 compared with 219 at the end of 2023.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of September 30, 2024, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first nine months of 2024 were $4.32 billion, a decrease of $176 million from the year-ago period primarily due to lower net income, partially offset by lower cash used for working capital. Cash flows from operating activities for the first nine months of 2024 include a cash benefit of $532 million from the U.S. CHIPS and Science Act (CHIPS Act) investment tax credit used to reduce income taxes payable.

Investing activities for the first nine months of 2024 used $3.82 billion compared with $4.05 billion in the year-ago period. Capital expenditures were $3.63 billion compared with $3.92 billion in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments used cash of $346 million compared with $164 million in the year-ago period.
As we continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity planning, our capital expenditures are expected to remain at elevated levels. We expect to receive an estimated $6 billion to $8 billion through 2034 from the U.S. Department of Treasury’s investment tax credit for qualified U.S. manufacturing investments. We have received $532 million of the associated cash benefit for qualifying capital expenditures in the first nine months of 2024. Additionally, in August 2024, we signed a non-binding preliminary memorandum of terms with the U.S. Department of Commerce for up to $1.6 billion in direct funding under the CHIPS Act.
In September 2024, we announced we would increase our dividend by 5%, marking 21 consecutive years of dividend increases.
Financing activities for the first nine months of 2024 provided $879 million compared with $929 million in the year-ago period. In 2024, we received net proceeds of $2.98 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $300 million. In the year-ago period, we received net proceeds of $3.00 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. Dividends paid were $3.56 billion compared with $3.38 billion in the year-ago period, reflecting an increased dividend rate. We used $392 million to repurchase 2.0 million shares of our common stock compared with $228 million in the year-ago period to repurchase 1.3 million shares. Employee exercises of stock options provided cash proceeds of $430 million compared with $218 million in the year-ago period.
We had $2.59 billion of cash and cash equivalents and $6.16 billion of short-term investments as of September 30, 2024. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2024	2023	Change
Cash flow from operations (GAAP) *	$6,244	$6,538	(4)%
Capital expenditures	(4,776)	(4,890)
Free cash flow (non-GAAP)	$1,468	$1,648	(11)%

Revenue	$15,711	$18,112

Cash flow from operations as a percentage of revenue (GAAP)	39.7%	36.1%
Free cash flow as a percentage of revenue (non-GAAP)	9.3%	9.1%
* Includes a cash benefit of $532 million from the U.S. CHIPS and Science Act ITC used to reduce income taxes payable for the twelve months ended September 30, 2024

ITEM 4. Controls and procedures
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2024 through July 31, 2024	91,971		$198.84		76,874	$21.11	billion
August 1, 2024 through August 31, 2024	402,257		204.61		402,257	21.02	billion
September 1, 2024 through September 30, 2024	1,109,834		202.02		1,109,834	20.80	billion
Total	1,604,062	(b)	$202.49	(b)	1,588,965	$20.80	billion (c)

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.

(b)In addition to open-market purchases, 15,097 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(c)As of September 30, 2024, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.

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

Date: October 23, 2024