Form 10-K
period 2024-12-31
TEXAS INSTRUMENTS INC
filed 2025-02-14
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $177,352,918,130 as of June 30, 2024.
910,332,971 (Number of shares of common stock outstanding as of January 28, 2025)
Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2025 annual meeting of stockholders.

PART I
ITEM 1. Business
We design and manufacture semiconductors that we sell to electronics designers and manufacturers all over the world. Our operations began in 1930, and we are incorporated in Delaware. With headquarters in Dallas, Texas, we have design, manufacturing or sales operations in more than 30 countries. Our two reportable segments are Analog and Embedded Processing, and we report the results of our remaining business activities in Other. In 2024, we generated $15.64 billion of revenue.
For decades, we have operated with a passion to create a better world by making electronics more affordable through semiconductors. We were pioneers in the transition from vacuum tubes to transistors and then to integrated circuits. As each generation has become more reliable, more affordable and lower in power, semiconductors are used by a growing number of customers and markets. Our passion continues to be alive today as we help our customers develop electronics and new applications.
For many years, we have run our business with three overarching ambitions in mind. First, we will act like owners who will own the company for decades. Second, we will adapt and succeed in a world that is ever changing. And third, we will be a company that we are personally proud to be a part of and that we would want as our neighbor. Our ambitions are foundational to ensuring that we operate in a sustainable and environmentally responsible manner. When we are successful in achieving these ambitions, our employees, customers, communities and shareholders all win.
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
The second element of our strategy to maximize free cash flow per share growth is disciplined allocation of capital. This spans how we select R&D projects, develop new capabilities, invest in manufacturing capacity or how we think about acquisitions and returning cash to our owners. Over a 10-year period from 2015 to 2024, we allocated $101 billion, which reinforces the importance of discipline in capital allocation. The largest allocation over this period was to drive organic growth, which includes investments in R&D, sales and marketing, capital expenditures and working capital for inventory. In this period, we allocated about $20 billion to capital expenditures. Our increased capital expenditures are to support future revenue growth, which will be a greater component of free cash flow per share growth going forward. Beyond that, we also allocated capital to dividends and share repurchases. Dividends are designed to appeal to a broad set of investors, and share repurchases are made with the goal of the accretive capture of future free cash flow for long-term investors. Lastly, for inorganic growth, we allocate to acquisitions that meet our financial and strategic objectives.
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
Product information
Semiconductors are electronic components that serve as the building blocks inside modern electronic systems and equipment. Semiconductors, generally known as “chips,” combine multiple transistors to form a complete electronic circuit. We have a diverse product portfolio that is used to accomplish many different things, such as converting and amplifying signals, interfacing with other devices, managing and distributing power, processing data, canceling noise and improving signal resolution. This broad portfolio includes more than 80,000 products that are integral to almost every type of electronic equipment.
Our segments represent groups of products that have similar design and development requirements, product characteristics and manufacturing processes. Our segments also reflect how management allocates resources and measures results.
Analog
Our Analog segment generated $12.16 billion of revenue in 2024. Analog semiconductors change real-world signals, such as sound, temperature, pressure or images, by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as embedded processors. Analog semiconductors are also used to manage power in all electronic equipment by converting, distributing, storing, discharging, isolating and measuring electrical energy, whether the equipment is plugged into a wall or using a battery. As the digitization of electronics continues, there is a growing need and opportunity for analog chips to provide the power to run devices and the critical interfaces with human beings, the real world and other electronic devices. Our Analog products are used in many markets, particularly industrial, automotive and personal electronics.
Sales of our Analog products generated about 78% of our revenue in 2024.
Our Analog segment includes the following major product lines: Power and Signal Chain.
Power
Power includes products that help customers manage power in electronic systems. Our broad portfolio is designed to manage power requirements across different voltage levels, including battery-management solutions, DC/DC switching regulators, AC/DC and isolated DC/DC switching regulators, power switches, linear and low-dropout regulators, voltage references, multiphase controllers and power stages, and lighting products.
Signal Chain
Signal Chain includes products that sense, condition and measure real-world signals to allow information to be transferred or converted for further processing and control. Our Signal Chain products include amplifiers, data converters, interface products, motor drives, clocks, logic and sensing products.
Embedded Processing
Our Embedded Processing segment generated $2.53 billion of revenue in 2024. Embedded Processing products are the digital “brains” of many types of electronic equipment. They are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. Our devices vary from simple, low-cost microcontrollers used in applications such as electric toothbrushes to highly specialized, complex devices such as motor control. Our Embedded Processing products are used in many markets, particularly industrial and automotive.
An important characteristic of our Embedded Processing products is that our customers often invest their own R&D to write software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to reuse software from one product generation to the next.

Sales of Embedded Processing products generated about 16% of our revenue in 2024.
Our Embedded Processing segment includes microcontrollers, processors, wireless connectivity and radar products. Microcontrollers are self-contained systems with a processor core, memory and peripherals that are designed to control a set of specific tasks for electronic equipment and often integrate analog functionality. Our processors are designed for specific computing activity in embedded applications.
Other
We report the results of our remaining business activities in Other, which includes operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments. Other generated $947 million of revenue in 2024 and includes revenue from DLP® products (primarily used to project high-definition images), calculators and certain custom semiconductors known as application-specific integrated circuits (ASICs).
In Other, we also include items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include acquisition, integration and restructuring charges, as well as certain corporate-level items, such as litigation expenses, environmental costs and gains and losses from other activities, including asset dispositions.

Markets for our products
The table below lists the major markets for our products in 2024 and the estimated percentage of our 2024 revenue that the market represented. The chart also lists, in declining order of our revenue, the sectors within each market.

Market	Sector
Industrial	Industrial automation
(34% of TI revenue)	Aerospace & defense
Medical & healthcare
Energy infrastructure
Building automation
Other industrial equipment
Test & measurement
Appliances
Power delivery
Robotics
Automotive	Infotainment & cluster
(35% of TI revenue)	Advanced driver assistance systems (ADAS)
Hybrid, electric & powertrain systems
Body electronics & lighting
Passive safety
Personal electronics	Mobile phones
(20% of TI revenue)	PC & notebooks
Portable electronics
Tablets
Connected peripherals & printers
Home theater & entertainment
TV
Wearables (non-medical)
Gaming
Data storage
Enterprise systems	Data center & enterprise computing
(5% of TI revenue)	Enterprise projectors
Enterprise machine
Communications equipment	Wireless infrastructure
(4% of TI revenue)	Wired networking
Broadband fixed line access
Datacom module
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
Customers, sales and distribution
We sell our products to over 100,000 customers. Our customer base is diverse, with about half of our revenue derived from customers outside of our largest 50.
We market and sell our products through direct sales channels, including our website and broad sales and marketing team, and, to a lesser extent, through distributors. Over the past several years, we have been investing in new capabilities to build closer direct customer relationships. In 2024, about 80% of our revenue was direct, which includes TI.com. Our investments in new and improved capabilities to directly support our customers include order fulfillment services, inventory programs, business processes and logistics and website and e-commerce capabilities. Closer direct relationships with our customers help to strengthen our reach of market channel advantage and give us access to more customers and more of their design projects, leading to opportunities to sell more of our products into each design. Additionally, broader and deeper access gives us better insight and knowledge of customer needs.
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
We continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity plan to meet demand over time. Semiconductor growth in electronics, particularly in industrial and automotive markets, is expected to continue well into the future. Progress and investments include:

•Ramping production in 300mm wafer fabrication facilities RFAB2 in Richardson, Texas, and LFAB1 in Lehi, Utah.
•Equipping SM1 and continuing construction on SM2 in Sherman, Texas, where we are building four 300mm wafer fabrication facilities.
•Continuing construction on LFAB2, another 300mm wafer fabrication facility in Lehi, Utah.
Together, these investments are designed to strengthen our manufacturing and technology competitive advantage, provide us with lower costs and greater control of our supply chain, and support growth in the years ahead.
We assess and are careful to address potential health, safety and environmental risks presented by our operations, including our manufacturing operations. We care for our environment and work to prevent pollution and the potential risks related to climate change. We invest to reduce emissions over the long term in several ways, including installing new factory equipment with state-of-the-art emissions reduction technology, as well as retrofitting existing factory equipment with advanced abatement technology, in addition to using alternative gases and increasing the use of renewable electricity. We also continue to implement practices such as recycling and reusing materials and properly handling hazardous and restricted substances.
We expect to continue to maintain sufficient internal manufacturing capacity to meet the majority of our production needs and to obtain manufacturing equipment to support new technology developments and revenue growth. In 2024, we sourced the majority of our wafer fabrication, as well as assembly and test, internally. With our planned capacity expansions, we expect our internal sourcing to continue to increase. To supplement our internal manufacturing capacity, we selectively use the capacity of outside suppliers, commonly known as foundries and subcontractors.
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

Name	Age	Position
Ahmad Bahai	62	Senior Vice President
Mark Gary	50	Senior Vice President
Haviv Ilan	56	Director, President and Chief Executive Officer
Katie Kane	40	Senior Vice President, Secretary and General Counsel
Hagop Kozanian	42	Senior Vice President
Shanon Leonard	49	Senior Vice President
Rafael Lizardi	52	Senior Vice President and Chief Financial Officer
Mark Roberts	49	Senior Vice President
Amichai Ron	47	Senior Vice President
Richard Templeton	66	Director and Chairman of the Board
Christine Witzsche	40	Senior Vice President
Mohammad Yunus	47	Senior Vice President
The term of office of these officers is from the date of their election until their successor shall have been elected and qualified. All have been employees of the company for more than five years. Messrs. Bahai, Ilan, Kozanian, Lizardi, Ron and Templeton have served as executive officers of the company for more than five years. Mr. Gary became an executive officer in 2020. Mr. Roberts and Ms. Witzsche became executive officers in 2021. Mr. Leonard became an executive officer in 2022. Ms. Kane and Mr. Yunus became executive officers in 2024.
Human capital management
At December 31, 2024, we had about 34,000 employees worldwide. Of those, about 90% were in R&D, sales or manufacturing. Our objective for human capital management is to recruit, develop and retain the best talent possible. As a technology and manufacturing company, our success is grounded in having strong engineering talent and a reliable factory workforce. We have a promote-from-within culture and offer training and development programs that provide the opportunity to quickly gain experience in different areas. In 2024, our turnover rate was 9.1%.
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
Available on our website at www.ti.com/corporategovernance: (i) our corporate governance guidelines; (ii) charters for the audit, compensation, and governance and stockholder relations committees of our board of directors; (iii) our code of conduct; and (iv) our code of ethics for TI’s chief executive officer and senior finance officers. Stockholders may request copies of these documents free of charge by writing to Texas Instruments Incorporated, Attention: Investor Relations, P.O. Box 660199, MS 8657, Dallas, Texas, 75266-0199.

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
We have facilities in more than 30 countries. About 60% of our revenue comes from customers with headquarter locations outside the United States; revenue from end customers headquartered in China represents about 20% of our revenue. We also continue to expand our offerings of online transactions and services worldwide. Certain countries where we operate have experienced, and other countries may experience, geopolitical tensions that affect global trade and macroeconomic conditions through the enactment of tariffs, import or export restrictions, trade embargoes and sanctions, restrictions on cross-border investment and other trade barriers. Geopolitical tensions may impact our ability to deliver products, support customers, receive manufacturing equipment or cause customers to seek alternate suppliers, which could adversely affect our operations and financial results.
We are exposed to political, social and economic conditions, security risks, acts of war, terrorism or other hostile acts, pandemics, epidemics or other public health crises, labor conditions, climate change risks and possible disruptions in power, water supply, transportation, communications and information technology networks of the various countries in which we operate. Any of these factors could adversely affect our results of operations, financial condition and reputation. In addition, our global operations expose us to periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business. The remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.
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
Breaches, disruptions or other incidents relating to our information technology systems or the systems of our customers, suppliers and other third parties could be caused by factors such as computer viruses, ransomware, malware, software vulnerabilities, system failures, restricted network access, unauthorized access, terrorism, nation-state espionage, employee malfeasance, use of artificial intelligence (AI) tools, or human error. These events could, among other things, compromise our information technology networks; result in corrupt or lost data or the unauthorized release of our or our customers’, suppliers’, and other third parties’ confidential or proprietary information; cause a disruption to our manufacturing and other operations (including our online services, platforms and transactions); result in the release of personal data; or cause us to incur costs associated with increased protection, remediation, regulatory inquiries or penalties, or claims for damages, any of which could adversely affect our operating results and our reputation. Cybersecurity or other threats to our information technology systems or the systems of our customers, suppliers and other third parties are frequent, increasingly sophisticated and constantly evolving, thereby making them more difficult to detect, mitigate and defend against.
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
We have manufacturing, data and design facilities and other operations in locations subject to natural occurrences such as severe weather, geological events or epidemics that could adversely affect manufacturing capacity, availability and cost of key materials, services, utilities and equipment or otherwise disrupt operations. Climate change might exacerbate these occurrences or cause natural disasters to occur with greater frequency and with more intense effects. A natural disaster that results in a prolonged disruption, particularly where we have principal manufacturing and design operations, as listed in the Properties section in Item 2, may adversely affect our results and financial condition.

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
We rely on third parties to supply us with goods and services in a cost-effective and timely manner. Our access to needed goods and services may be adversely affected by potential disputes with suppliers or disruptions in our own or suppliers’ operations as a result of, for example: quality excursions; uncertainty regarding the stability of global credit and financial markets; domestic or international political, social, economic and other conditions; cybersecurity incidents; ability to access conflict-free minerals; natural events or epidemics in the locations in which our suppliers operate; or limited or delayed access to and high costs of key materials, services and utilities. Additionally, a breach or other incident relating to our suppliers’ information technology systems could result in a release of confidential or proprietary information. If our suppliers are unable to access credit markets and other sources of needed liquidity, we may be unable to obtain needed supplies, collect accounts receivable or access needed technology.
In particular, our manufacturing processes and critical manufacturing equipment, and those of our suppliers, require that certain key materials, services and utilities be available. Suppliers of these items have and might continue to extend lead times, limit supply or increase prices due to factors beyond our control. Limited or delayed access to and high costs of key materials, services and utilities could adversely affect our results of operations.
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
Our continued success depends in part on our ability to retain, train and recruit a sufficient number of qualified employees in a competitive environment.
Our continued success depends in part on the retention and recruitment of skilled personnel as well as the contributions and effective succession of senior management and other key employees. Skilled and experienced personnel in our industry, including engineering, management, sales, technical and staff personnel, are in high demand, and competition for their talents is intense. There can be no assurance that we will be able to successfully retain, train and recruit the key engineering, management and technical personnel that we require to execute our business strategy. Our ability to recruit internationally or deploy employees to various locations may be limited by immigration laws and policies, including changes to, or the administration or interpretation of, those laws and policies. Failure to retain, train and recruit key personnel could disrupt our business and adversely affect our results of operations, financial condition and reputation.

Our results of operations and our reputation could be affected by warranty claims, product liability claims, product recalls or legal proceedings.
Claims based on warranty, product liability, epidemic or delivery failures, or other grounds relating to our products, software, manufacturing, services, designs, communications or cybersecurity could lead to significant expenses as we defend the claims or pay damage awards or settlements. In the event of a claim, we would also incur costs if we decide to compensate the affected customer or end consumer. Any such claims may also cause us to write off the value of related inventory. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for a customer to recall a product containing a TI part, for example, with respect to products used in automotive applications or handheld electronics, which may cause us to incur costs and expenses relating to the recall. Improper, incorrect, illicit or unauthorized storage, handling, modification, diversion or use of our products, or use of counterfeit products, by third parties could result in reputational harm. Any of these events could adversely affect our results of operations, financial condition and reputation.
Our results of operations could be adversely affected by distributors’ promotion of competing product lines or our distributors’ financial performance.
In 2024, about 20% of our revenue was generated from sales of our products through distributors. Our distributors carry competing product lines, and our sales could be affected if semiconductor distributors promote competing products over our products. Moreover, our results of operations could be affected if our distributors suffer financial difficulties that result in their inability to pay amounts owed to us. Disputes with current or former distributors could be disruptive or harmful to our business.
Our margins vary.
Our profit margins vary due to a number of factors, which may include customer demand and shipment volume; capital expenditures and resulting depreciation; our manufacturing processes; product mix; inventory levels; tariffs; freight costs; and new accounting pronouncements or changes in existing accounting practices or standards. In addition, we operate in a highly competitive market environment that might adversely affect pricing for our products. Because we own much of our manufacturing capacity, a significant portion of our operating costs is fixed. With our planned capacity expansions, capital expenditures and depreciation have increased. In general, these fixed costs do not decline with reductions in customer demand or factory loadings, and can adversely affect profit margins as a result.
Legal and regulatory risks
Our operations could be affected by the complex laws, rules and regulations to which our business is subject.
We are subject to complex laws, rules and regulations on an international, national and local level that affect our domestic and international operations relating to, for example, the environment and climate change; safety; health; trade, including import and export; bribery and corruption; financial reporting; tax; data privacy and protection; labor and employment; competition; facilities and code compliance; market access; pandemics, epidemics or other public health crises; intellectual property ownership and infringement; and the movement of currency. Compliance with these laws, rules and regulations may be onerous and expensive and could restrict our ability to manufacture or ship our products and operate our business. From time to time, we receive inquiries from government entities regarding our compliance with laws and regulations, and we could be subject to related litigation, investigations or enforcement activity that can be unpredictable and time-consuming, as well as disruptions to our operations, or significant fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.
Increased focus from government authorities, investors, customers and other key stakeholders on environmental, social and governance (ESG) matters has led to new and more stringent reporting standards and disclosure requirements. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, we might have to undertake costly efforts to control, assess and report on ESG metrics. Any failure, or perceived failure, to achieve stated goals or meet stakeholder expectations and standards could adversely affect our results of operations and reputation.

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
We are subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. These laws and regulations can be complex and subject to interpretation. In addition, many countries have enacted or begun the process of enacting laws that align with the Organisation for Economic Cooperation and Development’s Base Erosion and Profit Shifting recommendations. Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn affect our results of operations. Each quarter we forecast our tax expense based on our forecast of our performance for the year. If that performance forecast changes, our forecasted tax expense will change.
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

	Analog	Embedded Processing
North Texas (Dallas, Richardson and Sherman)	X	X
Lehi, Utah	X	X
South Portland, Maine	X
Santa Clara, California *	X
Houston, Texas		X
Tucson, Arizona	X
Chengdu, China **	X	X
Shanghai, China *	X	X
Freising, Germany	X	X
Bangalore, India **	X	X
Aizu, Japan	X	X
Miho, Japan	X	X
Kuala Lumpur, Malaysia **	X	X
Melaka, Malaysia **	X
Aguascalientes, Mexico *	X
Baguio, Philippines **	X	X
Pampanga (Clark), Philippines **	X	X
Taipei, Taiwan **	X	X
*Leased.
**    Portions of the facilities are leased and owned. This may include land leases.
Our facilities in the United States contained approximately 17.6 million square feet at December 31, 2024, of which approximately 0.5 million square feet were leased. Our facilities outside the United States contained approximately 12.7 million square feet at December 31, 2024, of which approximately 2.3 million square feet were leased.
At the end of 2024, we occupied substantially all of the space in our facilities.
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
ITEM 4. Mine safety disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities
TI common stock is quoted on The Nasdaq Global Select Market under the ticker symbol TXN. At December 31, 2024, we had 10,729 stockholders of record.
The following table contains information regarding our purchases of our common stock during the fourth quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 - 31, 2024	550,939	$202.26	550,939	$20.69	billion
November 1 - 30, 2024	854,198	203.84	854,198	20.51	billion
December 1 - 31, 2024	1,348,059	191.23	1,348,059	20.26	billion (b)
Total	2,753,196		2,753,196
(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.
(b)As of December 31, 2024, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.
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
2.Discipline in allocating capital to the best opportunities. This spans how we select R&D projects, develop new capabilities, invest in manufacturing capacity or how we think about acquisitions and returning cash to our owners.
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
Our results of operations provides details of our financial results for 2024 and 2023 and year-to-year comparisons between 2024 and 2023. Discussion of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Results of operations
Our strategic focus is on analog and embedded processing products. We sell our products into six end markets: industrial, automotive, personal electronics, enterprise systems, communications equipment and other. While all of these end markets represent good opportunities, we place additional strategic emphasis on designing and selling our products into the industrial and automotive markets, which we believe represent the best long-term growth opportunities.
Our focus on analog and embedded processing allows us to generate strong cash flow from operations. Our cash flow from operations of $6.32 billion underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow was $1.50 billion and represented 9.6% of revenue. During 2024, we invested $3.75 billion in R&D and SG&A, invested $4.82 billion in capital expenditures and returned $5.72 billion to shareholders.
Details of financial results – 2024 compared with 2023
Revenue of $15.64 billion decreased $1.88 billion, or 10.7%, due to lower revenue from Analog and Embedded Processing.
Gross profit of $9.09 billion was down $1.93 billion, or 17.5%, primarily due to lower revenue and, to a lesser extent, higher manufacturing costs associated with our planned capacity expansions. As a percentage of revenue, gross profit decreased to 58.1% from 62.9%.
Operating expenses (R&D and SG&A) were $3.75 billion compared with $3.69 billion.
Restructuring charges/other was a credit of $124 million primarily due to a gain on the sale of a property during 2024. See Note 11 to the financial statements.
Operating profit was $5.47 billion, or 34.9% of revenue, compared with $7.33 billion, or 41.8% of revenue.
Other income and expense (OI&E) was $496 million of income compared with $440 million of income, due to interest income. See Note 11 to the financial statements.
Interest and debt expense of $508 million increased $155 million due to the issuance of additional long-term debt. See Note 8 to the financial statements.
Our provision for income taxes was $654 million compared with $908 million. This decrease was due to lower income before income taxes. Our effective tax rate, which includes discrete tax items, was 12.0% in 2024 compared with 12.2% in 2023. See Note 4 to the financial statements for a reconciliation of the U.S. statutory corporate tax rate to our effective tax rate.
Net income was $4.80 billion compared with $6.51 billion. EPS was $5.20 compared with $7.07.

Segment results – 2024 compared with 2023
Analog (includes Power and Signal Chain product lines)

	2024	2023	Change
Revenue	$12,161	$13,040	(7)%
Operating profit	4,608	5,821	(21)%
Operating profit % of revenue	37.9%	44.6%
Analog revenue decreased due to the mix of products shipped in both product lines, led by Signal Chain. Operating profit decreased primarily due to lower revenue and higher manufacturing costs.
Embedded Processing (includes microcontrollers and processors)

	2024	2023	Change
Revenue	$2,533	$3,368	(25)%
Operating profit	352	1,008	(65)%
Operating profit % of revenue	13.9%	29.9%
Embedded Processing revenue decreased. Operating profit decreased primarily due to lower revenue and associated gross profit.
Other (includes DLP® products, calculators and custom ASIC products)

	2024	2023	Change
Revenue	$947	$1,111	(15)%
Operating profit *	505	502	1%
Operating profit % of revenue	53.3%	45.2%
*Includes restructuring charges/other
Other revenue decreased $164 million, and operating profit increased $3 million.
Financial condition
At the end of 2024, total cash (cash and cash equivalents plus short-term investments) was $7.58 billion, a decrease of $995 million from the end of 2023.
Accounts receivable were $1.72 billion, a decrease of $68 million compared with the end of 2023. Days sales outstanding at the end of 2024 and 2023 were 39.
Inventory was $4.53 billion, an increase of $528 million from the end of 2023. Days of inventory at the end of 2024 were 241 compared with 219 at the end of 2023.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of December 31, 2024, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for 2024 were $6.32 billion, a decrease of $102 million due to lower net income, partially offset by lower cash used for working capital. Cash flows from operating activities for 2024 include a cash benefit of $588 million from the U.S. CHIPS and Science Act (CHIPS Act) investment tax credit (ITC) used to reduce income taxes payable.
Investing activities for 2024 used $3.20 billion compared with $4.36 billion in 2023. Capital expenditures were $4.82 billion compared with $5.07 billion in 2023 and were primarily for semiconductor manufacturing equipment and facilities in both periods. Short-term investments provided cash proceeds of $1.47 billion in 2024 compared with $682 million in 2023.

As we continue to invest to strengthen our competitive advantages in manufacturing and technology, as part of our long-term capacity planning, our capital expenditures are expected to remain at elevated levels. We expect to receive between $7.5 billion to $9.5 billion through 2034 from the CHIPS Act. This includes the ITC for qualified U.S. manufacturing investments and direct funding of up to $1.6 billion for our three large-scale 300mm wafer fabs currently under construction in Sherman, Texas, and Lehi, Utah. We received $588 million in associated cash benefit from qualifying capital expenditures in 2024.
Financing activities for 2024 used $2.88 billion compared with $2.14 billion in 2023. In 2024, we received net proceeds of $2.98 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $600 million. In 2023, we received net proceeds of $3.00 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $500 million. Dividends paid in 2024 were $4.80 billion compared with $4.56 billion in 2023, reflecting an increased dividend rate. We used $929 million to repurchase 4.7 million shares of our common stock compared with $293 million used in 2023 to repurchase 1.8 million shares. Employee exercises of stock options provided cash proceeds of $517 million compared with $263 million in 2023.
We had $3.20 billion of cash and cash equivalents and $4.38 billion of short-term investments as of December 31, 2024. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments and other business requirements for at least the next 12 months.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For Years Ended December 31,
	2024	2023
Cash flow from operations (GAAP) *	$6,318	$6,420
Capital expenditures	(4,820)	(5,071)
Free cash flow (non-GAAP)	$1,498	$1,349

Revenue	$15,641	$17,519

Cash flow from operations as a percentage of revenue (GAAP)	40.4%	36.6%
Free cash flow as a percentage of revenue (non-GAAP)	9.6%	7.7%
*    Includes a cash benefit of $588 million from the CHIPS Act ITC used to reduce income taxes payable for 2024
Critical accounting estimates
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

Income taxes
In determining net income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
In the ordinary course of global business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The evaluation of tax liabilities involves dealing with uncertainties in the interpretation and application of complex tax laws, and significant judgment is necessary to determine whether, based on the technical merits, a tax position is more likely than not to be sustained. We determine potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe our analysis of the underlying issues and the associated estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals.
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
Our balance sheet also reflects amounts remeasured from non-U.S. dollar currencies. Because most of the aggregate non-U.S. dollar balance sheet exposure is hedged by forward currency exchange contracts, which are based on year-end 2024 balances and currency exchange rates, a hypothetical 10% plus or minus fluctuation in non-U.S. currency exchange rates relative to the U.S. dollar would result in a pretax currency exchange gain or loss of less than $1 million.
We use these forward currency exchange contracts to reduce the earnings impact that exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. As of December 31, 2024, we had forward currency exchange contracts outstanding with a notional value of $565 million to hedge net balance sheet exposures (including $180 million to buy Indian rupee, $91 million to sell British pounds and $78 million to sell Japanese yen). Similar hedging activities existed at year-end 2023.
Interest rate risk
We have the following potential exposure to changes in interest rates: (i) the effect of changes in interest rates on the fair value of our investments in cash equivalents and short-term investments, which could produce a gain or a loss; and (ii) the effect of changes in interest rates on the fair value of our debt.
As of December 31, 2024, a hypothetical 100 basis point increase in interest rates would decrease the fair value of our investments in cash equivalents and short-term investments by about $22 million and decrease the fair value of our long-term debt by $952 million. Because interest rates on our long-term debt are fixed, changes in interest rates would not affect the cash flows associated with long-term debt.

ITEM 8. Financial statements and supplementary data
List of financial statements:
•Income for each of the three years in the period ended December 31, 2024.
•Comprehensive income for each of the three years in the period ended December 31, 2024.
•Balance sheets as of December 31, 2024 and 2023.
•Cash flows for each of the three years in the period ended December 31, 2024.
•Stockholders’ equity for each of the three years in the period ended December 31, 2024.
•Reports of independent registered public accounting firm (PCAOB ID: 42).
Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

Consolidated Statements of Income	For Years Ended December 31,
(In millions, except per-share amounts)	2024	2023	2022
Revenue	$15,641	$17,519	$20,028
Cost of revenue (COR)	6,547	6,500	6,257
Gross profit	9,094	11,019	13,771
Research and development (R&D)	1,959	1,863	1,670
Selling, general and administrative (SG&A)	1,794	1,825	1,704
Restructuring charges/other	(124)	—	257
Operating profit	5,465	7,331	10,140
Other income (expense), net (OI&E)	496	440	106
Interest and debt expense	508	353	214
Income before income taxes	5,453	7,418	10,032
Provision for income taxes	654	908	1,283
Net income	$4,799	$6,510	$8,749

Earnings per common share (EPS):
Basic	$5.24	$7.13	$9.51
Diluted	$5.20	$7.07	$9.41

Average shares outstanding:
Basic	912	908	916
Diluted	919	916	926

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$4,799	$6,510	$8,749
Income allocated to RSUs	(24)	(33)	(39)
Income allocated to common stock for diluted EPS	$4,775	$6,477	$8,710
See accompanying notes.

Consolidated Statements of Comprehensive Income	For Years Ended December 31,
(In millions)	2024	2023	2022
Net income	$4,799	$6,510	$8,749
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($20), ($9) and $48	53	27	(155)
Recognized within net income, net of tax effect of ($3), ($5) and ($17)	10	15	61
Prior service cost (credit) of defined benefit plans:
Recognized within net income, net of tax effect of $0, $0 and $0	1	1	(1)
Derivative instruments:
Change in fair value, net of tax effect of $0, $0 and $0	1	1	1
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of $0, ($1) and $1	—	5	(3)
Other comprehensive income (loss), net of taxes	65	49	(97)
Total comprehensive income	$4,864	$6,559	$8,652
See accompanying notes.

Consolidated Balance Sheets	December 31,
(In millions, except par value)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,200	$2,964
Short-term investments	4,380	5,611
Accounts receivable, net of allowances of ($21) and ($16)	1,719	1,787
Raw materials	395	420
Work in process	2,214	2,109
Finished goods	1,918	1,470
Inventories	4,527	3,999
Prepaid expenses and other current assets	1,200	761
Total current assets	15,026	15,122
Property, plant and equipment at cost	15,254	13,268
Accumulated depreciation	(3,907)	(3,269)
Property, plant and equipment	11,347	9,999
Goodwill	4,362	4,362
Deferred tax assets	936	757
Capitalized software licenses	257	223
Overfunded retirement plans	233	173
Other long-term assets	3,348	1,712
Total assets	$35,509	$32,348

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$750	$599
Accounts payable	820	802
Accrued compensation	839	836
Income taxes payable	159	172
Accrued expenses and other liabilities	1,075	911
Total current liabilities	3,643	3,320
Long-term debt	12,846	10,624
Underfunded retirement plans	110	108
Deferred tax liabilities	53	63
Other long-term liabilities	1,954	1,336
Total liabilities	18,606	15,451
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	3,935	3,362
Retained earnings	52,262	52,283
Treasury common stock at cost
Shares: 2024 – 830; 2023 – 832	(40,895)	(40,284)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(140)	(205)
Total stockholders’ equity	16,903	16,897
Total liabilities and stockholders’ equity	$35,509	$32,348
See accompanying notes.

Consolidated Statements of Cash Flows	For Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$4,799	$6,510	$8,749
Adjustments to net income:
Depreciation	1,508	1,175	925
Amortization of capitalized software	72	63	54
Stock compensation	387	362	289
Gains on sales of assets	(127)	—	(3)
Deferred taxes	(210)	(299)	(191)
Increase (decrease) from changes in:
Accounts receivable	68	108	(194)
Inventories	(528)	(1,242)	(847)
Prepaid expenses and other current assets	7	46	6
Accounts payable and accrued expenses	125	(33)	106
Accrued compensation	(12)	29	22
Income taxes payable	597	(7)	94
Changes in funded status of retirement plans	33	45	114
Other	(401)	(337)	(404)
Cash flows from operating activities	6,318	6,420	8,720

Cash flows from investing activities
Capital expenditures	(4,820)	(5,071)	(2,797)
Proceeds from asset sales	195	3	3
Purchases of short-term investments	(9,716)	(12,705)	(14,483)
Proceeds from short-term investments	11,187	13,387	13,657
Other	(48)	24	37
Cash flows from investing activities	(3,202)	(4,362)	(3,583)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,980	3,000	1,494
Repayment of debt	(600)	(500)	(500)
Dividends paid	(4,795)	(4,557)	(4,297)
Stock repurchases	(929)	(293)	(3,615)
Proceeds from common stock transactions	517	263	241
Other	(53)	(57)	(41)
Cash flows from financing activities	(2,880)	(2,144)	(6,718)

Net change in cash and cash equivalents	236	(86)	(1,581)
Cash and cash equivalents at beginning of period	2,964	3,050	4,631
Cash and cash equivalents at end of period	$3,200	$2,964	$3,050

Supplemental cash flow information
Investment tax credit (ITC) used to reduce income taxes payable	$588	$—	$—
Total cash benefit related to the U.S. CHIPS and Science Act	$588	$—	$—
See accompanying notes.

Consolidated Statements of Stockholders’ Equity	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
(In millions, except per-share amounts)
Balance, December 31, 2021	$1,741	$2,630	$45,919	$(36,800)	$(157)

2022
Net income	—	—	8,749	—	—
Dividends declared and paid ($4.69 per share)	—	—	(4,297)	—	—
Common stock issued for stock-based awards	—	35	—	206	—
Stock repurchases	—	—	—	(3,620)	—
Stock compensation	—	289	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(97)
Dividend equivalents on RSUs	—	—	(18)	—	—
Other	—	(3)	—	—	—
Balance, December 31, 2022	1,741	2,951	50,353	(40,214)	(254)

2023
Net income	—	—	6,510	—	—
Dividends declared and paid ($5.02 per share)	—	—	(4,557)	—	—
Common stock issued for stock-based awards	—	50	—	213	—
Stock repurchases	—	—	—	(283)	—
Stock compensation	—	362	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	49
Dividend equivalents on RSUs	—	—	(23)	—	—
Other	—	(1)	—	—	—
Balance, December 31, 2023	1,741	3,362	52,283	(40,284)	(205)

2024
Net income	—	—	4,799	—	—
Dividends declared and paid ($5.26 per share)	—	—	(4,795)	—	—
Common stock issued for stock-based awards	—	188	—	329	—
Stock repurchases	—	—	—	(940)	—
Stock compensation	—	387	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	65
Dividend equivalents on RSUs	—	—	(25)	—	—
Other	—	(2)	—	—	—
Balance, December 31, 2024	$1,741	$3,935	$52,262	$(40,895)	$(140)
See accompanying notes.

Notes to financial statements
1. Description of business, including segment and geographic area information
We design and manufacture semiconductors that we sell to electronics designers and manufacturers all over the world. We have two reportable segments, Analog and Embedded Processing, each of which represents groups of products that have similar design and development requirements, product characteristics and manufacturing processes. Our segments reflect how our chief operating decision maker (CODM), which is our chief executive officer, allocates resources and measures results.
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
With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. We have no material intersegment revenue. The accounting policies of the segments are consistent with those described in the significant accounting policies and practices.
The CODM assesses the performance of our segments and decides how to allocate resources based on each segment’s revenue growth, gross margin and operating profit. The CODM utilizes these metrics by comparing budget versus actual results as well as benchmarking to our competitors.
Segment information

	For Year Ended December 31, 2024
	Analog	Embedded Processing	Other	Total
Revenue	$12,161	$2,533	$947	$15,641
Cost of revenue	4,869	1,315	363	6,547
Gross profit	7,292	1,218	584	9,094
Research and development	1,411	475	73	1,959
Selling, general and administrative	1,273	391	130	1,794
Restructuring charges/other	—	—	(124)	(124)
Operating profit	$4,608	$352	$505	$5,465

	For Year Ended December 31, 2023
	Analog	Embedded Processing	Other	Total
Revenue	$13,040	$3,368	$1,111	$17,519
Cost of revenue	4,615	1,493	392	6,500
Gross profit	8,425	1,875	719	11,019
Research and development	1,317	457	89	1,863
Selling, general and administrative	1,287	410	128	1,825
Restructuring charges/other	—	—	—	—
Operating profit	$5,821	$1,008	$502	$7,331

	For Year Ended December 31, 2022
	Analog	Embedded Processing	Other	Total
Revenue	$15,359	$3,261	$1,408	$20,028
Cost of revenue	4,610	1,223	424	6,257
Gross profit	10,749	2,038	984	13,771
Research and development	1,178	413	79	1,670
Selling, general and administrative	1,212	372	120	1,704
Restructuring charges/other	—	—	257	257
Operating profit	$8,359	$1,253	$528	$10,140
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Years Ended December 31,
	2024		2023		2022
Revenue:
United States	$5,957	38%	$5,814	33%	$6,609	33%
China	3,012	19	3,293	19	4,807	24
Rest of Asia	1,681	11	1,721	10	2,003	10
Europe, Middle East and Africa (a)	3,519	22	4,642	26	4,807	24
Japan	1,212	8	1,782	10	1,602	8
Rest of world	260	2	267	2	200	1
Total revenue	$15,641	100%	$17,519	100%	$20,028	100%
(a)Revenue from end customers headquartered in Germany was 11%, 13% and 11% of total revenue in 2024, 2023 and 2022, respectively.
Property, plant and equipment by geographic area, based on physical location:

	December 31,
	2024	2023
Property, plant and equipment:
United States	$8,342	$7,548
China	737	731
Rest of Asia	1,877	1,433
Europe, Middle East and Africa	74	68
Japan	274	169
Rest of world	43	50
Total property, plant and equipment	$11,347	$9,999

Major customer
One of our end customers accounted for 12% of revenue in 2024 recognized primarily in our Analog segment. No end customer accounted for 10% or more of revenue in 2023 or 2022.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The basis of these financial statements is comparable for all periods presented herein.
The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar and share amounts in the financial statements and tables in these notes, except per-share amounts, are presented in millions unless otherwise indicated. We have reclassified certain amounts in the prior periods’ financial statements to conform to the 2024 presentation.
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
Advertising costs
We expense advertising and other promotional costs as incurred. This expense was $30 million, $28 million and $27 million in 2024, 2023 and 2022, respectively.
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
We have agreements with lease and non-lease components, which are accounted for as a single lease component. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet.
Earnings per share (EPS)
We use the two-class method for calculating EPS because the restricted stock units (RSUs) we grant are participating securities containing nonforfeitable rights to receive dividend equivalents. Under the two-class method, a portion of net income is allocated to RSUs and excluded from the calculation of income allocated to common stock.
Computation and reconciliation of earnings per common share are as follows:

	For Years Ended December 31,
	2024			2023			2022
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$4,799			$6,510			$8,749
Income allocated to RSUs	(24)			(34)			(40)
Income allocated to common stock	$4,775	912	$5.24	$6,476	908	$7.13	$8,709	916	$9.51
Dilutive effect of stock compensation plans		7			8			10

Diluted EPS:
Net income	$4,799			$6,510			$8,749
Income allocated to RSUs	(24)			(33)			(39)
Income allocated to common stock	$4,775	919	$5.20	$6,477	916	$7.07	$8,710	926	$9.41
Potentially dilutive securities representing 8 million, 10 million and 5 million shares of common stock that were outstanding in 2024, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
We review inventory quarterly for salability and obsolescence. A statistical allowance is provided for inventory considered unlikely to be sold. The statistical allowance is based on an analysis of historical disposal activity, historical customer shipments and age of inventory. A specific allowance for each material type will be carried if there is a significant event not captured by the statistical allowance. We write off inventory in the period in which disposal occurs.
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
The U.S. CHIPS and Science Act (CHIPS Act) provides funding for manufacturing grants and research investments, and it establishes a 25% investment tax credit (ITC) for certain investments in U.S. semiconductor manufacturing. We expect to benefit from the ITC on qualifying manufacturing investments through 2034. We have also entered into an agreement with the U.S. Department of Commerce to receive direct funding of up to $1.6 billion for our three large-scale 300mm wafer fabs currently under construction in Sherman, Texas, and Lehi, Utah. Direct funding of the award will be based on the achievement of certain milestones. The agreement contains representations, warranties and covenants that relate to compliance with requirements for awards provided for in the CHIPS Act. In addition, the agreement includes certain events of default and related rights and remedies, including clawbacks.
As of December 31, 2024, we have recognized $3.15 billion of CHIPS Act receivables, which are comprised of $904 million in prepaid expenses and other current assets and $2.25 billion in other long-term assets. We have also recognized deferred income of $600 million in other long-term liabilities for eligible expenditures that have not yet been incurred. See Note 11 for additional information.
In 2024, the total cash benefit related to the ITC was $588 million, which was used to reduce our income taxes payable. The CHIPS Act ITC and direct funding incentives have reduced the carrying amounts of manufacturing assets by $3.14 billion, of which $1.78 billion was recognized in 2024. Cost of revenue benefited by $159 million and $45 million from the CHIPS Act incentives, recognized as a reduction of depreciation expense in 2024 and 2023, respectively.
Property, plant and equipment and other capitalized costs
Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Our cost basis includes certain assets acquired in business combinations that were initially recorded at fair value as of the date of acquisition. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. We amortize acquisition-related intangibles on a straight-line basis over the estimated economic life of the assets. Capitalized software licenses are generally amortized on a straight-line basis over the term of the license. Fully depreciated or amortized assets are written off against accumulated depreciation or amortization.
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
We also have an employee stock purchase plan (ESPP) under which options are offered to all eligible employees in amounts based on a percentage of the employee’s compensation, subject to a cap. Under the plan, the option price per share is 85% of the fair market value on the exercise date. As of December 31, 2024, 31 million shares remain available for future issuance under this plan.

Total stock compensation expense recognized is as follows:

	For Years Ended December 31,
	2024	2023	2022
COR	$52	$44	$34
R&D	132	119	90
SG&A	203	199	165
Total	$387	$362	$289
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
As of December 31, 2024, total future compensation related to equity awards not yet recognized in our Consolidated Statements of Income was $503 million, which we expect to recognize over a weighted average period of 1.7 years.
Fair value methods and assumptions
We account for all awards granted under our various stock compensation plans at fair value.
We estimate the fair values for non-qualified stock options using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	For Years Ended December 31,
	2024	2023	2022
Weighted average grant date fair value, per share	$37.58	$46.23	$39.94
Weighted average assumptions used:
Expected volatility	27%	31%	29%
Expected lives (in years)	5.6	6.1	6.4
Risk-free interest rates	4.04%	3.60%	1.83%
Expected dividend yields	3.11%	2.86%	2.64%
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

Long-term incentive and director compensation plans
Stock option and RSU transactions under our long-term incentive and director compensation plans are as follows:

	Stock Options		RSUs
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding grants, December 31, 2023	26	$119.60	5	$161.40
Granted	5	$167.68	2	$173.59
Stock options exercised/RSUs vested	(6)	$82.42	(1)	$131.82
Outstanding grants, December 31, 2024 (a)	25	$136.87	6	$168.68
(a)Forfeited and expired shares were not material.

	For Years Ended December 31,
	2024	2023	2022
Weighted average grant date fair value per share for RSUs	$173.59	$172.59	$174.39
Total grant date fair value of shares vested for RSUs	$113	$106	$121
Aggregate intrinsic value of options exercised	$597	$319	$336
As of December 31, 2024, 35 million shares remain available for future issuance under these plans.
Summarized information about stock options outstanding as of December 31, 2024, is as follows:

Exercise Price Range	Number Outstanding (Shares)	Weighted Average Remaining Contractual Life (Years)
$49.03 to $206.61	25	5.7

	Options Fully Vested and Expected to Vest (a)	Options Exercisable
Stock options outstanding (shares)	24	15
Weighted average remaining contractual life (in years)	5.7	4.0
Weighted average exercise price per share	$136.44	$114.61
Intrinsic value (billions)	$1.24	$1.08
(a)Includes effects of expected forfeitures. Excluding the effects of expected forfeitures, the aggregate intrinsic value of stock options outstanding was $1.24 billion.
Effect on shares outstanding and treasury shares
Treasury shares were acquired in connection with the board-authorized stock repurchase program. As of December 31, 2024, $20.26 billion of stock repurchase authorizations remain, and no expiration date has been specified.

Our practice is to issue shares of common stock from treasury shares upon exercise of stock options, distribution of director deferred compensation and vesting of RSUs. The following table reflects the changes in our treasury shares:

	For Years Ended December 31,
	2024	2023	2022
Balance, January 1	832	835	817
Repurchases	5	2	22
Shares issued	(7)	(5)	(4)
Balance, December 31	830	832	835
The effects on cash flows are as follows:

	For Years Ended December 31,
	2024	2023	2022
Proceeds from common stock transactions (a)	$517	$263	$241
Tax benefit realized from stock compensation	$158	$104	$110
(a)Net of taxes paid for employee shares withheld of $39 million, $46 million and $50 million in 2024, 2023 and 2022, respectively.
4. Income taxes
Income before income taxes is comprised of the following components:

	For Years Ended December 31,
	2024	2023	2022
U.S.	$4,438	$6,445	$9,122
Non-U.S.	1,015	973	910
Total	$5,453	$7,418	$10,032
Provision for income taxes is comprised of the following components:

	For Years Ended December 31,
	2024			2023			2022
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$605	$(139)	$466	$943	$(277)	$666	$1,235	$(223)	$1,012
Non-U.S.	244	(71)	173	240	(22)	218	212	32	244
U.S. state	15	—	15	24	—	24	27	—	27
Total	$864	$(210)	$654	$1,207	$(299)	$908	$1,474	$(191)	$1,283
Principal reconciling items from the U.S. statutory income tax rate to the effective tax rate (provision for income taxes as a percentage of income before income taxes) are as follows:

	For Years Ended December 31,
	2024	2023	2022
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign derived intangible income	(6.1)	(6.8)	(7.0)
Stock compensation	(2.1)	(1.0)	(0.7)
R&D tax credit	(2.0)	(1.3)	(0.9)
Changes in uncertain tax positions	0.1	—	0.1
Other	1.1	0.3	0.3
Effective tax rate	12.0%	12.2%	12.8%

The earnings represented by non-cash operating assets, such as fixed assets and inventory, will continue to be permanently reinvested outside the United States. Provisions of the U.S. Tax Cuts and Jobs Act, such as the one-time tax on indefinitely reinvested earnings and the global intangible low-taxed income (GILTI) tax for years beginning in 2018, eliminate any additional U.S. taxation resulting from repatriation of earnings of non-U.S. subsidiaries to the United States. Consequently, no U.S. tax provision has been made for the future remittance of these earnings. However, withholding or distribution taxes in certain non-U.S. jurisdictions will be incurred upon repatriation of available cash to the United States. A provision has been made for deferred taxes on these undistributed earnings to the extent that repatriation of the available cash to the United States is expected to result in a tax liability. As of December 31, 2024, we have no basis differences that would result in material unrecognized deferred tax liabilities.
We have made an allowable policy election to account for the effects of GILTI as a component of income tax expense in the period in which the tax is incurred.
The primary components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Capitalized R&D	$1,076	$750
Accrued expenses	297	236
Deferred loss and tax credit carryforwards	216	205
Stock compensation	186	163
Inventories	105	104
Retirement costs for defined benefit and retiree health care	17	37
Other	23	47
Total deferred tax assets, before valuation allowance	1,920	1,542
Valuation allowance	(212)	(198)
Total deferred tax assets, after valuation allowance	1,708	1,344
Deferred tax liabilities:
Property, plant and equipment	(441)	(592)
CHIPS Act incentives	(336)	—
International earnings	(33)	(33)
Acquisition-related intangibles and fair-value adjustments	(6)	(14)
Other	(9)	(11)
Total deferred tax liabilities	(825)	(650)
Net deferred tax asset	$883	$694
The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows:

	December 31,
	2024	2023
Deferred tax assets	$936	$757
Deferred tax liabilities	(53)	(63)
Net deferred tax asset	$883	$694
We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. This assessment is based on our evaluation of relevant criteria, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and expectations for future taxable income. Valuation allowances increased $14 million, $9 million and $1 million in 2024, 2023 and 2022, respectively. These changes had no impact to net income in 2024, 2023 or 2022.
We have no material tax loss carryforwards as of December 31, 2024.

Cash payments made for income taxes, net of refunds, were $451 million, $1.35 billion and $1.48 billion in 2024, 2023 and 2022, respectively. In 2024, the total cash benefit related to the CHIPS Act ITC was $588 million, which was used to reduce our income taxes payable.
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
The changes in the total amounts of uncertain tax positions are as follows:

	2024	2023	2022
Balance, January 1	$82	$82	$69
Additions based on tax positions related to the current year	3	3	3
Additions for tax positions of prior years	—	—	10
Reductions for tax positions of prior years	—	(3)	—
Balance, December 31	$85	$82	$82

Interest expense recognized in the year ended December 31	$(5)	$(9)	$(1)

Interest payable as of December 31	$15	$10	$3
The liability for uncertain tax positions is a component of other long-term liabilities on our Consolidated Balance Sheets.
All of the $85 million and $82 million liabilities for uncertain tax positions as of December 31, 2024 and 2023, respectively, are comprised of positions that, if recognized, would lower the effective tax rate. If these liabilities are ultimately realized, no existing deferred tax assets in 2024 or 2023 would also be realized.
As of December 31, 2024, the statute of limitations remains open for U.S. federal tax returns for 2018 and following years. Certain tax treaty procedures for relief from double taxation remain pending for U.S. federal tax returns for the years 2018 through 2022.
In non-U.S. jurisdictions, the years open to audit represent the years still open under the statute of limitations. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years before 2012.
5. Financial instruments and risk concentration
Financial instruments
We hold derivative financial instruments such as forward foreign currency exchange contracts, the fair value of which was not material as of December 31, 2024. Our forward foreign currency exchange contracts outstanding as of December 31, 2024, had a notional value of $565 million to hedge our non-U.S. dollar net balance sheet exposures, including $180 million to buy Indian rupee, $91 million to sell British pounds and $78 million to sell Japanese yen.
Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. Our postretirement plan assets are carried at fair value or net asset value per share. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of December 31, 2024, the carrying value of long-term debt, including the current portion, was $13.60 billion, and the estimated fair value was $12.48 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 6 for a description of fair value and the definition of Level 2 inputs.

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
Accounts receivable allowances changed to reflect amounts charged to operating results by $5 million, $3 million and $5 million in 2024, 2023 and 2022, respectively.
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

Details of our investments are as follows:

	December 31, 2024			December 31, 2023
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$762	$—	$—	$1,068	$—	$—
Corporate obligations	694	796	—	349	1,605	—
U.S. government and agency securities	752	3,485	—	696	3,808	—
Non-U.S. government and agency securities	249	99	—	50	198	—
Mutual funds	—	—	11	—	—	12
Total	2,457	4,380	11	2,163	5,611	12

Other measurement basis:
Equity-method investments	—	—	8	—	—	17
Nonmarketable investments	—	—	4	—	—	5
Total	—	—	12	—	—	22

Cash on hand	743	—	—	801	—	—
Total	$3,200	$4,380	$23	$2,964	$5,611	$34
As of December 31, 2024 and 2023, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments in 2024, 2023 or 2022.
The following table presents the aggregate maturities of our debt investments as of December 31, 2024:

Fair Value
One year or less	$5,348
One to two years	727
In 2024, 2023 and 2022, the proceeds from sales, redemptions and maturities of short-term debt investments were $11.19 billion, $13.39 billion and $13.66 billion, respectively. Gross realized gains and losses from these sales were not material.
Fair-value considerations
We measure and report certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The three-level hierarchy described below indicates the inputs used to estimate fair-value measurements.
•Level 1 – Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the measurement date.
•Level 2 – Uses inputs other than Level 1 that are either directly or indirectly observable as of the measurement date through correlation with market data. Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active and models or other pricing methodologies that do not require significant judgment. We utilize a third-party data service to provide Level 2 valuations, and we verify these valuations for reasonableness.
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. As of December 31, 2024 and 2023, we had no Level 3 assets or liabilities.

The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$762	$—	$762	$1,068	$—	$1,068
Corporate obligations	—	1,490	1,490	—	1,954	1,954
U.S. government and agency securities	2,591	1,646	4,237	3,618	886	4,504
Non-U.S. government and agency securities	—	348	348	—	248	248
Mutual funds	11	—	11	12	—	12
Total assets	$3,364	$3,484	$6,848	$4,698	$3,088	$7,786

Liabilities:
Deferred compensation	$443	$—	$443	$393	$—	$393
Total liabilities	$443	$—	$443	$393	$—	$393
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
As of December 31, 2024 and 2023, as a result of employees’ elections, TI’s U.S. defined contribution plans held shares of TI common stock totaling 5 million shares in both periods valued at $852 million and $873 million, respectively. Dividends paid on these shares in 2024 and 2023 were $26 million and $27 million, respectively. Effective April 1, 2016, the TI common stock fund was frozen to new contributions or transfers into the fund.
Our aggregate expense for the U.S. defined contribution plans was $76 million, $75 million and $70 million in 2024, 2023 and 2022, respectively.
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
As of December 31, 2024 and 2023, as a result of employees’ elections, TI’s non-U.S. defined contribution plans held TI common stock valued at $34 million in both periods. Dividends paid on these shares of TI common stock in 2024 and 2023 were not material.
Effects on our Consolidated Statements of Income and Balance Sheets
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit			U.S. Retiree Health Care			Non-U.S. Defined Benefit
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$7	$8	$15	$1	$2	$3	$16	$16	$25
Interest cost	25	28	29	13	15	11	55	57	33
Expected return on plan assets	(23)	(23)	(27)	(16)	(19)	(12)	(77)	(63)	(66)
Amortization of prior service cost (credit)	—	—	—	—	—	(2)	1	1	1
Recognized net actuarial losses (gains)	4	6	3	(3)	(5)	—	11	12	1
Net periodic benefit costs (credits)	13	19	20	(5)	(7)	—	6	23	(6)
Settlement losses	1	7	64	—	—	—	—	—	10
Total, including other postretirement losses (gains)	$14	$26	$84	$(5)	$(7)	$—	$6	$23	$4
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

Changes in the benefit obligations and plan assets for defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2024	2023	2024	2023	2024	2023
Change in plan benefit obligation
Benefit obligation at beginning of year:	$505	$521	$258	$274	$1,732	$1,667
Service cost	7	8	1	2	16	16
Interest cost	25	28	13	15	55	57
Participant contributions	—	—	13	14	1	1
Benefits paid	(36)	(13)	(39)	(41)	(83)	(77)
Settlements	(2)	(40)	—	—	(6)	(6)
Actuarial loss (gain)	(6)	1	(12)	(6)	(106)	80
Effects of exchange rate changes	—	—	—	—	(87)	(6)
Benefit obligation at end of year	$493	$505	$234	$258	$1,522	$1,732

Change in plan assets
Fair value of plan assets at beginning of year:	$418	$421	$264	$280	$1,866	$1,822
Actual return on plan assets	18	47	9	29	27	137
Employer contributions (qualified plans)	—	—	1	1	2	2
Employer contributions (non-qualified plans)	2	3	—	—	—	—
Participant contributions	—	—	13	14	1	1
Benefits paid	(36)	(13)	(39)	(41)	(83)	(77)
Settlements	(2)	(40)	—	—	(6)	(6)
Effects of exchange rate changes	—	—	—	—	(99)	(13)
Other	—	—	—	(19)	—	—
Fair value of plan assets at end of year	$400	$418	$248	$264	$1,708	$1,866

Funded status at end of year	$(93)	$(87)	$14	$6	$186	$134
Changes in actuarial gains and losses in the projected benefit obligations are generally driven by discount rate movement.
Amounts recognized on our Consolidated Balance Sheets as of December 31, are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit	Total
2024
Overfunded retirement plans	$—	$16	$217	$233
Accrued expenses and other liabilities & other long-term liabilities	(10)	—	(6)	(16)
Underfunded retirement plans	(83)	(2)	(25)	(110)
Funded status at end of 2024	$(93)	$14	$186	$107

2023
Overfunded retirement plans	$—	$8	$165	$173
Accrued expenses and other liabilities & other long-term liabilities	(5)	—	(7)	(12)
Underfunded retirement plans	(82)	(2)	(24)	(108)
Funded status at end of 2023	$(87)	$6	$134	$53
Contributions to the plans meet or exceed all minimum funding requirements. We expect to contribute about $10 million to our retirement benefit plans in 2025.

Accumulated benefit obligations, which are generally less than the projected benefit obligations as they exclude the impact of future salary increases, were $470 million and $480 million as of December 31, 2024 and 2023, respectively, for the U.S. defined benefit plans, and $1.47 billion and $1.67 billion as of December 31, 2024 and 2023, respectively, for the non-U.S. defined benefit plans.
The change in AOCI is as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care		Non-U.S. Defined Benefit		Total
	Net Actuarial Loss	Net Actuarial Gain	Prior Service Cost	Net Actuarial Loss	Prior Service Credit	Net Actuarial Loss	Prior Service Credit
AOCI balance, net of taxes, December 31, 2023	$62	$(24)	$—	$169	$—	$207	$—
Changes in AOCI by category:
Adjustments	(1)	(5)	—	(67)	—	(73)	—
Recognized within net income	(5)	3	—	(11)	(1)	(13)	(1)
Tax effect	1	—	—	22	—	23	—
Total change to AOCI	(5)	(2)	—	(56)	(1)	(63)	(1)
AOCI balance, net of taxes, December 31, 2024	$57	$(26)	$—	$113	$(1)	$144	$(1)
Information on plan assets
We report and measure the plan assets of our defined benefit pension and other postretirement plans at fair value. The tables below set forth the fair value of our plan assets using the same three-level hierarchy of fair-value inputs described in Note 6.

	December 31, 2024
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$92	$51	$101	$244
Equity securities	—	—	156	156
Total	$92	$51	$257	$400

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$2	$—	$196	$198
Equity securities	—	—	50	50
Total	$2	$—	$246	$248

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$15	$475	$820	$1,310
Equity securities	27	1	370	398
Total	$42	$476	$1,190	$1,708
(a)Consists of bond index and equity index funds, measured at net asset value per share, as well as cash equivalents.

	December 31, 2023
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$—	$—	$272	$272
Equity securities	—	—	146	146
Total	$—	$—	$418	$418

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$4	$—	$206	$210
Equity securities	—	—	54	54
Total	$4	$—	$260	$264

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$49	$52	$1,343	$1,444
Equity securities	57	1	364	422
Total	$106	$53	$1,707	$1,866
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
Assumptions and investment policies

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2024	2023	2024	2023	2024	2023
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.55%	5.20%	5.65%	5.17%	3.76%	3.28%
Long-term pay progression	3.00%	3.00%	n/a	n/a	3.14%	3.12%

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.21%	5.67%	5.17%	5.68%	3.28%	3.45%
Long-term rate of return on plan assets	6.10%	5.70%	6.00%	5.70%	4.28%	3.50%
Long-term pay progression	3.00%	3.75%	n/a	n/a	3.12%	3.03%
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
The target allocation ranges for the plans that hold a substantial majority of the defined benefit assets are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
Fixed income securities and cash equivalents	60% – 75%	75% – 85%	60% – 100%
Equity securities	25% – 40%	15% – 25%	0% – 40%
We rebalance the plans’ investments when they are outside the target allocation ranges.
Weighted average asset allocations as of December 31 are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2024	2023	2024	2023	2024	2023
Fixed income securities and cash equivalents	61%	65%	80%	80%	77%	77%
Equity securities	39%	35%	20%	20%	23%	23%
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

	2025	2026	2027	2028	2029	2030 – 2034
U.S. Defined Benefit	$80	$76	$67	$60	$54	$193
U.S. Retiree Health Care	25	24	23	21	21	92
Non-U.S. Defined Benefit	85	88	88	90	92	476
Assumed health care cost trend rates for the U.S. retiree health care benefit plan as of December 31 are as follows:

	2024	2023
Assumed health care cost trend rate for next year	7.00%	7.00%
Ultimate trend rate	5.00%	5.00%
Year in which ultimate trend rate is reached	2033	2032
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
As of December 31, 2024, our liability to participants of the deferred compensation plans was $443 million and is recorded in other long-term liabilities on our Consolidated Balance Sheets. This amount reflects the accumulated participant deferrals and earnings thereon as of that date. We utilize total return swaps and investments in mutual funds that serve as economic hedges of our exposure to changes in the fair value of these liabilities. We record changes in the fair value of the liability and the related total return swaps and mutual funds in SG&A, as discussed in Note 6. As of December 31, 2024, we held $11 million in mutual funds related to these plans that are recorded in long-term investments on our Consolidated Balance Sheets.

8. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of December 31, 2024, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2025. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of December 31, 2024, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In February 2024, we issued five series of senior unsecured notes for an aggregate principal amount of $3.00 billion, consisting of $650 million of 4.60% notes due in 2027, $650 million of 4.60% notes due in 2029, $600 million of 4.85% notes due in 2034, $750 million of 5.15% notes due in 2054 and $350 million of 5.05% notes due in 2063. We incurred $16 million of issuance and other related costs. The proceeds of the offering were $2.98 billion, net of the original issuance discounts, which will be used for general corporate purposes.
We retired $300 million of maturing debt in May 2024 and an additional $300 million in November 2024.
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
In May 2023, we issued three series of senior unsecured notes for an aggregate principal amount of $1.60 billion, consisting of $200 million of 4.60% notes due in 2028, $200 million of 4.90% notes due in 2033 and $1.20 billion of 5.05% notes due in 2063. We incurred $7 million of issuance and other related costs. The proceeds of the offering were $1.60 billion, net of the original issuance discounts and premiums, which will be used for general corporate purposes.
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

Long-term debt outstanding is as follows:

	December 31,
	2024	2023
Notes due 2024 at 2.625%	$—	$300
Notes due 2024 at 4.70%	—	300
Notes due 2025 at 1.375%	750	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 4.60%	650	—
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	—
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	—
Notes due 2063 at 5.05%	1,550	1,200
Total debt	13,700	11,300
Net unamortized discounts, premiums and issuance costs	(104)	(77)
Total debt, including net unamortized discounts, premiums and issuance costs	13,596	11,223
Current portion of long-term debt	(750)	(599)
Long-term debt	$12,846	$10,624
Interest and debt expense was $508 million, $353 million and $214 million in 2024, 2023 and 2022, respectively. This was net of the amortized discounts, premiums and issuance and other related costs. Cash payments for interest on long-term debt were $473 million, $321 million and $198 million in 2024, 2023 and 2022, respectively. Capitalized interest was $20 million, $11 million and $6 million in 2024, 2023 and 2022, respectively.
9. Leases
We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require us to pay real estate taxes, insurance and maintenance costs.
Our leases are included as a component of the following balance sheet lines:

	December 31,
	2024	2023
Other long-term assets	$786	$579

Accrued expenses and other liabilities	$118	$88
Other long-term liabilities	663	478

Details of our operating leases are as follows:

	For Years Ended December 31,
	2024	2023	2022
Lease cost related to lease liabilities	$85	$73	$67
Variable lease cost	64	54	46

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease cost	$65	$65	$61

Lease assets obtained in exchange for new lease liabilities	$241	$285	$37
As of December 31, 2024, we had committed to make the following minimum payments under our noncancelable operating leases:

	2025	2026	2027	2028	2029	Thereafter	Total
Lease payments	$121	$114	$103	$92	$80	$489	$999
Imputed lease interest							(218)
Total lease liabilities							$781
The weighted average remaining lease term was 10.8 years and 11.7 years as of December 31, 2024 and 2023, respectively. The weighted average discount rate was 4.53% and 4.22% as of December 31, 2024 and 2023, respectively.
10. Commitments and contingencies
Purchase commitments
Our purchase commitments include payments for software licenses and contractual arrangements with suppliers when there is a fixed, noncancelable payment schedule or when minimum payments are due with a reduced delivery schedule.
As of December 31, 2024, we had committed to make the following minimum payments under our purchase commitments:

	2025	2026	2027	2028	2029	Thereafter	Total
Purchase commitments	$463	$317	$263	$135	$135	$104	$1,417
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
During 2024, restructuring charges/other was a credit of $124 million primarily due to a gain on the sale of a property. During 2023, there were no restructuring charges/other. During 2022, restructuring charges/other was a cost of $257 million related to preproduction costs at our Lehi, Utah, manufacturing facility. These amounts are included in Other for segment reporting purposes.
Other income (expense), net (OI&E)

	For Years Ended December 31,
	2024	2023	2022
Other income (a)	$534	$483	$169
Other expense (b)	(38)	(43)	(63)
Total	$496	$440	$106
(a)Includes interest, royalty and lease income.
(b)Includes a portion of pension and other retiree benefit costs, lease expense, tax interest, currency gains and losses and miscellaneous items.
Prepaid expenses and other current assets

	December 31,
	2024	2023
CHIPS Act incentives	$904	$497
Other	296	264
Total	$1,200	$761
Property, plant and equipment at cost

	Depreciable Lives (Years)	December 31,
		2024	2023
Land		$113	$150
Buildings and improvements	Up to 40	6,424	5,549
Machinery and equipment	5 – 10	8,717	7,569
Total		$15,254	$13,268
Goodwill
Goodwill by segment as of December 31, 2024 and 2023, is as follows:

Goodwill
Analog	$4,158
Embedded Processing	172
Other	32
Total	$4,362
We perform our annual goodwill impairment test in the fourth quarter and determine whether the fair value of each of our reporting units is in excess of its carrying value. In 2024, 2023 and 2022, we determined no impairment was indicated.

Other long-term assets

	December 31,
	2024	2023
CHIPS Act incentives	$2,246	$859
Other	1,102	853
Total	$3,348	$1,712
Accrued expenses and other liabilities

	December 31,
	2024	2023
Accrued capital-related expenditures	$352	$341
Other	723	570
Total	$1,075	$911
Accumulated other comprehensive income (loss), net of taxes (AOCI)

	December 31,
	2024	2023
Postretirement benefit plans:
Net actuarial loss	$(144)	$(207)
Prior service credit	1	—
Unrealized gains on available-for-sale investments	2	2
Cash flow hedge derivative instruments	1	—
Total	$(140)	$(205)
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income in 2024, 2023 and 2022. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Years Ended December 31,			Impact to Related Statement of Income Lines
	2024	2023	2022
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$13	$20	$78	Decrease to OI&E
Tax effect	(3)	(5)	(17)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$10	$15	$61	Decrease to net income

Prior service cost (credit) of defined benefit plans:
Amortization of prior service cost (credit) (a)	$1	$1	$(1)	Decrease (increase) to OI&E
Tax effect	—	—	—	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$1	$1	$(1)	Decrease (increase) to net income
(a)Detailed in Note 7

Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Texas Instruments Incorporated
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Texas Instruments Incorporated (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2025, expressed an unqualified opinion thereon.
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

Uncertain tax positions

Description of the matter
As discussed in Note 4 to the consolidated financial statements, the Company operates in the United States and multiple international tax jurisdictions, and its income tax returns are subject to examination by tax authorities in those jurisdictions who may challenge any tax position on these returns. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company evaluates uncertain tax positions to determine whether, based on the technical merits, a tax position is more likely than not to be sustained upon examination by the taxing authorities. Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained is complex and is based on interpretations of tax laws and legal rulings.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for interpretation and application of tax laws and rulings used in evaluation of uncertain tax positions. To test the Company’s assessment of the technical merits of tax positions, we performed audit procedures that included, among others, evaluating management’s assumptions and analysis which detailed the basis and technical merits of the uncertain tax positions. We involved our tax professionals to assess the technical merits of the Company’s tax positions and used our knowledge of relevant tax laws and experience with related taxing authorities. We also evaluated the adequacy of the Company’s financial statement disclosures in Note 4 to the consolidated financial statements related to these tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1952.

Dallas, Texas
February 14, 2025

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
Internal control over financial reporting
Report by management on internal control over financial reporting
The management of TI is responsible for establishing and maintaining effective internal control over financial reporting. TI’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
TI management assessed the effectiveness of internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control − Integrated Framework. Based on our assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective based on the COSO criteria.
TI’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which immediately follows this report.

Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Texas Instruments Incorporated
Opinion on internal control over financial reporting
We have audited Texas Instruments Incorporated’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Instruments Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 14, 2025, expressed an unqualified opinion thereon.
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
February 14, 2025

ITEM 9B. Other information
Not applicable.
ITEM 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.
PART III
ITEM 10. Directors, executive officers and corporate governance
The information with respect to directors’ names, ages, positions, term of office, periods of service and business experience, which is contained under the caption “Election of directors” in our proxy statement for the 2025 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
A list of our executive officers and their biographical information appears in Part I, Item 1 of this report.
The information with respect to Section 16(a) of the Securities Exchange Act of 1934 beneficial ownership reporting compliance contained under the caption “Delinquent Section 16(a) reports” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
Code of ethics
We have adopted the Code of Ethics for TI Chief Executive Officer and Senior Finance Officers. A copy of the Code can be found on our website at www.ti.com/corporategovernance. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same website.
Audit committee
The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
Insider trading policies and procedures
The information contained under the caption “Insider trading policies and procedures” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 11. Executive compensation
The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement, provided that the Compensation Committee report shall not be deemed filed with this Form 10-K.
The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. Security ownership of certain beneficial owners and management and related stockholder matters
Equity compensation plan information
The following table sets forth information about the company’s equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by security holders	30,369,933	(a)	$137.01	(b)	65,541,964	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	30,369,933	(d)	$137.01		65,541,964
(a)Includes shares of TI common stock to be issued under the Texas Instruments 2003 Director Compensation Plan, the Texas Instruments 2009 Director Compensation Plan, the TI Employees 2014 Stock Purchase Plan (the “2014 ESPP”), the Texas Instruments 2018 Director Compensation Plan (the “2018 Director Plan”), and the Texas Instruments 2024 Long-Term Incentive Plan (the “2024 LTIP”) and its predecessor stockholder-approved plans.
(b)Restricted stock units and stock units credited to directors’ deferred compensation accounts are settled in shares of TI common stock on a one-for-one basis. Accordingly, such units have been excluded for purposes of computing the weighted average exercise price.
(c)Shares of TI common stock available for future issuance under the 2024 LTIP, the 2014 ESPP and the 2018 Director Plan. 33,049,176 shares remain available for future issuance under the 2024 LTIP and 1,745,284 shares remain available for future issuance under the 2018 Director Plan. Under the 2024 LTIP and the 2018 Director Plan, awards may be granted in the form of restricted stock units, options or other stock-based awards such as restricted stock.
(d)Includes 24,503,062 shares for issuance upon exercise of outstanding grants of options, 5,601,406 shares for issuance upon vesting of outstanding grants of restricted stock units, 161,494 shares for issuance under the 2014 ESPP and 103,971 shares for issuance in settlement of directors’ deferred compensation accounts.
Security ownership of certain beneficial owners and management
The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 13. Certain relationships and related transactions, and director independence
The information contained under the captions “Related person transactions” and “Director independence” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 14. Principal accountant fees and services
The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV
ITEM 15. Exhibits, financial statement schedules
The financial statements are listed in the index included in Item 8, “Financial statements and supplementary data.”

		Incorporated by Reference				Filed or Furnished Herewith
Designation of Exhibit	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
3(a)	Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended	10-K	001-3761	February 24, 2015	3(a)
3(b)	By-Laws of the Registrant	8-K	001-3761	January 26, 2022	3
4(a)	Indenture	8-K	001-3761	May 23, 2011	4.2
4(b)	Officers’ Certificate	8-K	001-3761	November 3, 2017	4.1
4(c)	Officers’ Certificate	8-K	001-3761	May 7, 2018	4.1
4(d)	Officers’ Certificate	8-K	001-3761	June 8, 2018	4.1
4(e)	Officers’ Certificate	8-K	001-3761	March 11, 2019	4.1
4(f)	Officers’ Certificate	8-K	001-3761	September 4, 2019	4.1
4(g)	Officers’ Certificate	8-K	001-3761	March 12, 2020	4.1
4(h)	Officers’ Certificate	8-K	001-3761	May 4, 2020	4.1
4(i)	Officers’ Certificate	8-K	001-3761	September 15, 2021	4.1
4(j)	Officers’ Certificate	8-K	001-3761	August 16, 2022	4.1
4(k)	Officers’ Certificate	8-K	001-3761	November 18, 2022	4.1
4(l)	Officers’ Certificate	8-K	001-3761	March 14, 2023	4.1
4(m)	Officers’ Certificate	8-K	001-3761	May 18, 2023	4.1
4(n)	Officers’ Certificate	8-K	001-3761	February 8, 2024	4.1
4(o)	Description of Securities	10-K	001-3761	February 20, 2020	4(l)
10(a)	TI Deferred Compensation Plan, as amended*	10-K	001-3761	February 24, 2016	10(a)
10(b)	TI Employees Non-Qualified Pension Plan, effective January 1, 2009, as amended*	10-K	001-3761	February 24, 2016	10(b)
10(c)	TI Employees Non-Qualified Pension Plan II*	10-K	001-3761	February 24, 2016	10(c)
10(d)	Texas Instruments Long-Term Incentive Plan, adopted April 15, 1993*	10-K	001-3761	February 24, 2012	10(c)
10(e)	Texas Instruments 2003 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 24, 2015	10(j)
10(f)	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 23, 2017	10(k)
10(g)	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan*	10-K	001-3761	February 23, 2017	10(l)
10(h)	Texas Instruments 2009 Long-Term Incentive Plan as amended April 21, 2016*	DEF 14A	001-3761	March 9, 2016	Appendix B

		Incorporated by Reference				Filed or Furnished Herewith
Designation of Exhibit	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
10(i)	Texas Instruments 2009 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 23, 2017	10(n)
10(j)	Form of Non-Qualified Stock Option Award Agreement for Executive Officers effective as of January 18, 2024*	10-K	001-3761	February 2, 2024	10(k)
10(k)	Form of Restricted Stock Unit Award Agreement for Executive Officers effective as of January 18, 2024*	10-K	001-3761	February 2, 2024	10(l)
10(l)	Texas Instruments 2024 Long-Term Incentive Plan*	DEF 14A	001-3761	March 12, 2024	Appendix A
10(m)	Texas Instruments 2018 Director Compensation Plan as amended April 25, 2024	10-Q	001-3761	July 24, 2024	10(a)
19	Texas Instruments Incorporated Insider Trading Policy					X
21	List of Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer					X
31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer					X
32(a)	Section 1350 Certification of Chief Executive Officer					X
32(b)	Section 1350 Certification of Chief Financial Officer					X
97	Texas Instruments Incorporated Recoupment Policy	10-K	001-3761	February 2, 2024	97
101.ins	Instance Document					X
101.sch	XBRL Taxonomy Schema					X
101.cal	XBRL Taxonomy Calculation Linkbase					X
101.def	XBRL Taxonomy Definitions Document					X
101.lab	XBRL Taxonomy Labels Linkbase					X
101.pre	XBRL Taxonomy Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

TEXAS INSTRUMENTS INCORPORATED

By:	/s/	Rafael Lizardi
Rafael Lizardi, Senior Vice President and Chief Financial Officer

Date: February 14, 2025

Each person whose signature appears below constitutes and appoints each of Haviv Ilan, Rafael Lizardi, Julie Knecht and Katie Kane, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2024, to sign any and all amendments to the Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 14th day of February 2025.

/s/ Mark Blinn	/s/ Todd Bluedorn
Mark Blinn, Director	Todd Bluedorn, Director

/s/ Janet Clark	/s/ Carrie Cox
Janet Clark, Director	Carrie Cox, Director

/s/ Martin Craighead	/s/ Reginald DesRoches
Martin Craighead, Director	Reginald DesRoches, Director

/s/ Curtis Farmer	/s/ Jean Hobby
Curtis Farmer, Director	Jean Hobby, Director

/s/ Ronald Kirk	/s/ Pamela Patsley
Ronald Kirk, Director	Pamela Patsley, Director

/s/ Robert Sanchez	/s/ Richard Templeton
Robert Sanchez, Director	Richard Templeton, Director and Chairman of the Board

/s/ Haviv Ilan	/s/ Rafael Lizardi
Haviv Ilan, Director, President and Chief Executive Officer	Rafael Lizardi, Senior Vice President and Chief Financial Officer

/s/ Julie Knecht
Julie Knecht, Vice President and Chief Accounting Officer