Form 10-Q
period 2025-03-31
TEXAS INSTRUMENTS INC
filed 2025-04-24
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
908,472,079
Number of shares of Registrant’s common stock outstanding as of
April 15, 2025

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended
Consolidated Statements of Income	March 31,
(In millions, except per-share amounts)	2025	2024
Revenue	$4,069	$3,661
Cost of revenue (COR)	1,756	1,566
Gross profit	2,313	2,095
Research and development (R&D)	517	478
Selling, general and administrative (SG&A)	472	455
Restructuring charges/other	—	(124)
Operating profit	1,324	1,286
Other income (expense), net (OI&E)	80	123
Interest and debt expense	128	116
Income before income taxes	1,276	1,293
Provision for income taxes	97	188
Net income	$1,179	$1,105

Earnings per common share (EPS):
Basic	$1.29	$1.21
Diluted	$1.28	$1.20

Average shares outstanding:
Basic	910	910
Diluted	916	917

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,179	$1,105
Income allocated to RSUs	(6)	(5)
Income allocated to common stock for diluted EPS	$1,173	$1,100

See accompanying notes.

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(In millions)	2025	2024
Net income	$1,179	$1,105
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of $3 and ($2)	(7)	5
Recognized within net income, net of tax effect of ($1) and ($1)	2	2
Derivative instruments:
Change in fair value, net of tax effect of $0 and $0	—	1
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of $0 and $2	(2)	(6)
Other comprehensive income (loss), net of taxes	(7)	2
Total comprehensive income	$1,172	$1,107

See accompanying notes.

	March 31,	December 31,
Consolidated Balance Sheets	2025	2024
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$2,763	$3,200
Short-term investments	2,242	4,380
Accounts receivable, net of allowances of ($16) and ($21)	1,860	1,719
Raw materials	393	395
Work in process	2,370	2,214
Finished goods	1,924	1,918
Inventories	4,687	4,527
Prepaid expenses and other current assets	1,534	1,200
Total current assets	13,086	15,026
Property, plant and equipment at cost	16,036	15,254
Accumulated depreciation	(4,225)	(3,907)
Property, plant and equipment	11,811	11,347
Goodwill	4,362	4,362
Deferred tax assets	1,030	936
Capitalized software licenses	263	257
Overfunded retirement plans	240	233
Other long-term assets	2,965	3,348
Total assets	$33,757	$35,509

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$750
Accounts payable	866	820
Accrued compensation	418	839
Income taxes payable	284	159
Accrued expenses and other liabilities	921	1,075
Total current liabilities	2,489	3,643
Long-term debt	12,848	12,846
Underfunded retirement plans	115	110
Deferred tax liabilities	56	53
Other long-term liabilities	1,843	1,954
Total liabilities	17,351	18,606
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	4,058	3,935
Retained earnings	52,196	52,262
Treasury common stock at cost
Shares: March 31, 2025 – 832; December 31, 2024 – 830	(41,442)	(40,895)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(147)	(140)
Total stockholders’ equity	16,406	16,903
Total liabilities and stockholders’ equity	$33,757	$35,509

See accompanying notes.

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$1,179	$1,105
Adjustments to net income:
Depreciation	424	346
Amortization of capitalized software	20	16
Stock compensation	116	106
Gains on sales of assets	—	(129)
Deferred taxes	(87)	(71)
Increase (decrease) from changes in:
Accounts receivable	(141)	116
Inventories	(160)	(84)
Prepaid expenses and other current assets	(7)	(24)
Accounts payable and accrued expenses	(121)	(77)
Accrued compensation	(427)	(444)
Income taxes payable	132	212
Changes in funded status of retirement plans	(9)	17
Other	(70)	(72)
Cash flows from operating activities	849	1,017

Cash flows from investing activities
Capital expenditures	(1,123)	(1,248)
Proceeds from U.S. CHIPS and Science Act (CHIPS Act) incentives	260	—
Proceeds from asset sales	—	192
Purchases of short-term investments	(647)	(4,864)
Proceeds from short-term investments	2,807	2,631
Other	(44)	(40)
Cash flows from investing activities	1,253	(3,329)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,980
Repayment of debt	(750)	—
Dividends paid	(1,238)	(1,183)
Stock repurchases	(653)	(3)
Proceeds from common stock transactions	118	65
Other	(16)	(28)
Cash flows from financing activities	(2,539)	1,831

Net change in cash and cash equivalents	(437)	(481)
Cash and cash equivalents at beginning of period	3,200	2,964
Cash and cash equivalents at end of period	$2,763	$2,483

Supplemental cash flow information
Investment tax credit (ITC) used to reduce income taxes payable	$—	$—
Proceeds from CHIPS Act incentives	260	—
Total cash benefit related to the CHIPS Act	$260	$—

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
In Other, we also include items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include acquisition, integration and restructuring charges, and certain corporate-level items, such as litigation expenses, environmental costs, insurance settlements, and gains and losses from other activities, including asset dispositions. We allocate the remainder of our expenses associated with corporate activities to our operating segments based on specific methodologies, such as percentage of operating expenses or headcount.
Costs incurred by our centralized manufacturing and support organizations, including depreciation, are charged to the operating segments, including those in Other, on a per-unit basis. Consequently, depreciation expense is not an independently identifiable component within the segments’ results and, therefore, is not provided.
With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. We have no material intersegment revenue. The accounting policies of the segments are consistent with those described in the significant accounting policies and practices.
Segment information

	For Three Months Ended March 31, 2025
	Analog	Embedded Processing	Other	Total
Revenue	$3,210	$647	$212	$4,069
Cost of revenue	1,296	375	85	1,756
Gross profit	1,914	272	127	2,313
Research and development	369	128	20	517
Selling, general and administrative	339	104	29	472
Operating profit	$1,206	$40	$78	$1,324

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended March 31, 2024
	Analog	Embedded Processing	Other	Total
Revenue	$2,836	$652	$173	$3,661
Cost of revenue	1,154	335	77	1,566
Gross profit	1,682	317	96	2,095
Research and development	349	114	15	478
Selling, general and administrative	325	98	32	455
Restructuring charges/other	—	—	(124)	(124)
Operating profit	$1,008	$105	$173	$1,286
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Three Months Ended
	March 31,
	2025		2024
Revenue:
United States	$1,518	37%	$1,288	35%
China	826	20	623	17
Rest of Asia	438	11	401	11
Europe, Middle East and Africa (a)	936	23	955	26
Japan	275	7	330	9
Rest of world	76	2	64	2
Total revenue	$4,069	100%	$3,661	100%
(a)Revenue from end customers headquartered in Germany was 11% and 13% in the first quarters of 2025 and 2024, respectively.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2024. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2025 and 2024, and the Consolidated Balance Sheet as of March 31, 2025, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2024. The results for the three-month periods are not necessarily indicative of a full year’s results.

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
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended March 31,
	2025			2024
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,179			$1,105
Income allocated to RSUs	(6)			(5)
Income allocated to common stock	$1,173	910	$1.29	$1,100	910	$1.21
Dilutive effect of stock compensation plans		6			7

Diluted EPS:
Net income	$1,179			$1,105
Income allocated to RSUs	(6)			(5)
Income allocated to common stock	$1,173	916	$1.28	$1,100	917	$1.20
Potentially dilutive securities representing 10 million and 14 million shares of common stock that were outstanding during the first quarters of 2025 and 2024, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
We are exposed to variability in compensation charges related to certain deferred compensation obligations to employees. We use total return swaps to economically hedge this exposure and offset the related compensation expense, recognizing changes in the fair value of the swaps and the related deferred compensation liabilities in SG&A.
In connection with the issuance of long-term debt, we may use financial derivatives such as treasury-rate lock agreements that are recognized in AOCI and amortized over the life of the related debt.
The results of these derivative transactions were not material. We do not use derivatives for speculative or trading purposes.
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of March 31, 2025. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of March 31, 2025, the carrying value of long-term debt was $12.85 billion, and the estimated fair value was $11.89 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended
	March 31,
	2025	2024
Taxes calculated using the estimated annual effective tax rate	$166	$176
Discrete tax items	(69)	12
Provision for income taxes	$97	$188

Effective tax rate	8%	15%
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	March 31, 2025			December 31, 2024
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$557	$—	$—	$762	$—	$—
Corporate obligations	633	494	—	694	796	—
U.S. government and agency securities	1,095	1,649	—	752	3,485	—
Non-U.S. government and agency securities	99	99	—	249	99	—
Mutual funds	—	—	10	—	—	11
Total	2,384	2,242	10	2,457	4,380	11

Other measurement basis:
Equity-method investments	—	—	6	—	—	8
Nonmarketable investments	—	—	4	—	—	4
Total	—	—	10	—	—	12

Cash on hand	379	—	—	743	—	—
Total	$2,763	$2,242	$20	$3,200	$4,380	$23
As of March 31, 2025, and December 31, 2024, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first three months of 2025 and 2024.
The following table presents the aggregate maturities of our debt investments as of March 31, 2025:

Fair Value
One year or less	$3,520
One to two years	549
Proceeds from sales, redemptions and maturities of short-term debt investments were $2.81 billion and $2.63 billion for the first quarters of 2025 and 2024, respectively. Gross realized gains and losses from these sales were not material.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. As of March 31, 2025, and December 31, 2024, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$557	$—	$557	$762	$—	$762
Corporate obligations	—	1,127	1,127	—	1,490	1,490
U.S. government and agency securities	1,697	1,047	2,744	2,591	1,646	4,237
Non-U.S. government and agency securities	—	198	198	—	348	348
Mutual funds	10	—	10	11	—	11
Total assets	$2,264	$2,372	$4,636	$3,364	$3,484	$6,848

Liabilities:
Deferred compensation	$402	$—	$402	$443	$—	$443
Total liabilities	$402	$—	$402	$443	$—	$443
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended March 31,	2025	2024	2025	2024	2025	2024
Service cost	$2	$2	$—	$—	$4	$4
Interest cost	6	6	3	3	14	14
Expected return on plan assets	(4)	(6)	(3)	(3)	(18)	(19)
Recognized net actuarial losses (gains)	2	1	—	(1)	1	3
Net periodic benefit costs (credits)	$6	$3	$—	$(1)	$1	$2
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of March 31, 2025, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2026. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of March 31, 2025, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In March 2025, we retired $750 million of maturing debt.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	March 31,	December 31,
	2025	2024
Notes due 2025 at 1.375%	$—	$750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 4.60%	650	650
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	650
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	600
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	750
Notes due 2063 at 5.05%	1,550	1,550
Total debt	12,950	13,700
Net unamortized discounts, premiums and issuance costs	(102)	(104)
Total debt, including net unamortized discounts, premiums and issuance costs	12,848	13,596
Current portion of long-term debt	—	(750)
Long-term debt	$12,848	$12,846
Interest and debt expense was $128 million and $116 million for the first quarters of 2025 and 2024, respectively. This was net of the amortized discounts, premiums and issuance and other related costs. Capitalized interest was $4 million and $6 million for the first quarters of 2025 and 2024, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2024	$1,741	$3,935	$52,262	$(40,895)	$(140)

2025
Net income	—	—	1,179	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,238)	—	—
Common stock issued for stock-based awards	—	8	—	110	—
Stock repurchases	—	—	—	(657)	—
Stock compensation	—	116	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(7)
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	(1)	—	—	—
Balance, March 31, 2025	$1,741	$4,058	$52,196	$(41,442)	$(147)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2023	$1,741	$3,362	$52,283	$(40,284)	$(205)

2024
Net income	—	—	1,105	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,183)	—	—
Common stock issued for stock-based awards	—	(29)	—	94	—
Stock repurchases	—	—	—	(3)	—
Stock compensation	—	106	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	—	1	—	—
Balance, March 31, 2024	$1,741	$3,439	$52,199	$(40,193)	$(203)
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
9. Supplemental financial information

Prepaid expenses and other current assets
	March 31,	December 31,
	2025	2024
CHIPS Act incentives	$1,195	$904
Other	339	296
Total	$1,534	$1,200
Other long-term assets

	March 31,	December 31,
	2025	2024
CHIPS Act incentives	$1,869	$2,246
Other	1,096	1,102
Total	$2,965	$3,348
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the first quarters of 2025 and 2024. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		Impact to Related Statement of Income Lines
	March 31,
	2025	2024
Net actuarial losses of defined benefit plans:
Recognized net actuarial losses and settlement losses (a)	$3	$3	Decrease to OI&E
Tax effect	(1)	(1)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$2	$2	Decrease to net income
(a)Detailed in Note 5
Effect on shares outstanding and treasury shares
The following table reflects the changes in treasury shares:

2025
Balance, January 1	830
Repurchases	4
Shares issued for stock compensation	(2)
Balance, March 31	832

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
We are monitoring the geopolitical environment. Any implication to our customers, suppliers or TI’s business, including customer demand and our supply chain, is uncertain and will likely evolve. We currently do not see impact to second-quarter results.
Performance summary
Our first quarter revenue was $4.07 billion, net income was $1.18 billion and earnings per share (EPS) were $1.28.
Revenue increased 11% from the same quarter a year ago and increased 2% sequentially. All of our markets grew sequentially with the exception of a seasonal decline in personal electronics.
Our cash flow from operations of $6.2 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow for the same period was $1.7 billion.
Over the past 12 months we invested $3.8 billion in R&D and SG&A, invested $4.7 billion in capital expenditures and returned $6.4 billion to shareholders.
Results of operations – first quarter 2025 compared with first quarter 2024
Revenue of $4.07 billion increased $408 million, or 11%, primarily due to higher revenue from Analog.
Gross profit of $2.31 billion was up $218 million, or 10%, primarily due to higher revenue, partially offset by higher manufacturing costs associated with our planned capacity expansions. As a percentage of revenue, gross profit decreased to 56.8% from 57.2%.
Operating expenses (R&D and SG&A) were $989 million compared with $933 million.
Restructuring charges/other in the year-ago period was a credit of $124 million primarily due to a gain on the sale of a property during 2024.
Operating profit was $1.32 billion, or 32.5% of revenue, compared with $1.29 billion, or 35.1% of revenue.
OI&E was $80 million of income compared with $123 million of income.
Interest and debt expense of $128 million increased $12 million. See Note 6 to the financial statements.
Our provision for income taxes was $97 million compared with $188 million. This decrease was primarily due to discrete tax benefits.
Net income was $1.18 billion compared with $1.11 billion. EPS was $1.28 compared with $1.20.

First quarter 2025 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q1 2025	Q1 2024	Change
Revenue	$3,210	$2,836	13%
Operating profit	1,206	1,008	20%
Operating profit % of revenue	37.6%	35.5%
Analog revenue increased in both product lines, led by Power. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q1 2025	Q1 2024	Change
Revenue	$647	$652	(1)%
Operating profit	40	105	(62)%
Operating profit % of revenue	6.2%	16.1%
Embedded Processing revenue was about even due to the mix of products shipped. Operating profit decreased due to higher manufacturing costs and R&D expenses.
Other (includes DLP® products, calculators and custom ASIC products)

	Q1 2025	Q1 2024	Change
Revenue	$212	$173	23%
Operating profit *	78	173	(55)%
Operating profit % of revenue	36.8%	100.0%
* Includes restructuring charges/other
Other revenue increased $39 million, and operating profit decreased $95 million.
Financial condition
At the end of the first quarter of 2025, total cash (cash and cash equivalents plus short-term investments) was $5.01 billion, a decrease of $2.58 billion from the end of 2024.
Accounts receivable were $1.86 billion, an increase of $141 million compared with the end of 2024. Days sales outstanding for the first quarter of 2025 were 41 compared with 39 at the end of 2024.
Inventory was $4.69 billion, an increase of $160 million from the end of 2024. Days of inventory for the first quarter of 2025 were 240 compared with 241 at the end of 2024.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of March 31, 2025, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first three months of 2025 were $849 million, a decrease of $168 million from the year-ago period primarily due to higher cash used for working capital, partially offset by higher net income.

Investing activities for the first three months of 2025 provided $1.25 billion compared with $3.33 billion of cash used in the year-ago period. Capital expenditures were $1.12 billion compared with $1.25 billion in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. In 2025, we received proceeds of $260 million from U.S. CHIPS and Science Act (CHIPS Act) incentives. Short-term investments provided cash of $2.16 billion compared with $2.23 billion of cash used in the year-ago period.
As we continue to invest to strengthen our competitive advantages in manufacturing and technology, as part of our long-term capacity planning, our capital expenditures are expected to remain at elevated levels. For qualifying manufacturing investments, we expect to benefit from the 25% investment tax credit (ITC) established by the CHIPS Act, as well as direct funding of up to $1.6 billion for our three large-scale 300mm wafer fabs currently under construction in Sherman, Texas, and Lehi, Utah.
Financing activities for the first three months of 2025 used $2.54 billion compared with $1.83 billion of cash provided in the year-ago period. In 2025, we retired maturing debt of $750 million. In the year-ago period, we received net proceeds of $2.98 billion from the issuance of fixed-rate, long-term debt. Dividends paid were $1.24 billion compared with $1.18 billion in the year-ago period, reflecting an increased dividend rate. We used $653 million to repurchase 3.5 million shares of our common stock compared with $3 million in the year-ago period. Employee exercises of stock options provided cash proceeds of $118 million compared with $65 million in the year-ago period.
We had $2.76 billion of cash and cash equivalents and $2.24 billion of short-term investments as of March 31, 2025. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
Non-GAAP financial information
This MD&A includes references to free cash flow and ratios based on that measure. These are financial measures that were not prepared in accordance with generally accepted accounting principles in the United States (GAAP). Free cash flow is calculated as cash flows from operating activities (also referred to as cash flow from operations) less capital expenditures, plus proceeds from CHIPS Act incentives.
We believe that free cash flow and the associated ratios provide insight into our liquidity, our cash-generating capability and the amount of cash potentially available to return to shareholders, as well as insight into our financial performance. These non-GAAP measures are supplemental to the comparable GAAP measures.
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2025	2024	Change
Cash flow from operations (GAAP) *	$6,150	$6,277	(2)%
Capital expenditures	(4,695)	(5,337)
Proceeds from CHIPS Act incentives	260	—
Free cash flow (non-GAAP)	$1,715	$940	82%

Revenue	$16,049	$16,801

Cash flow from operations as a percentage of revenue (GAAP)	38.3%	37.4%
Free cash flow as a percentage of revenue (non-GAAP)	10.7%	5.6%
* Includes a cash benefit of $588 million from the CHIPS Act ITC used to reduce income taxes payable for the twelve months ended March 31, 2025

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
ITEM 1A. Risk factors
Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2024, and is incorporated by reference herein.
ITEM 2. Unregistered sales of equity securities and use of proceeds
The following table contains information regarding our purchases of our common stock during the quarter.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 - 31, 2025	1,090,049	$189.71	1,090,049	$20.05	billion
February 1 - 28, 2025	1,079,885	186.87	1,079,885	19.85	billion
March 1 - 31, 2025	1,345,223	182.61	1,345,223	19.60	billion (b)
Total	3,515,157		3,515,157

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.

(b)As of March 31, 2025, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.

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

Date: April 24, 2025