Form 10-Q
period 2025-06-30
TEXAS INSTRUMENTS INC
filed 2025-07-29
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
909,137,169
Number of shares of Registrant’s common stock outstanding as of
July 22, 2025

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(In millions, except per-share amounts)	2025	2024	2025	2024
Revenue	$4,448	$3,822	$8,517	$7,483
Cost of revenue (COR)	1,873	1,611	3,629	3,177
Gross profit	2,575	2,211	4,888	4,306
Research and development (R&D)	527	498	1,044	976
Selling, general and administrative (SG&A)	485	465	957	920
Restructuring charges/other	—	—	—	(124)
Operating profit	1,563	1,248	2,887	2,534
Other income (expense), net (OI&E)	48	130	128	253
Interest and debt expense	133	131	261	247
Income before income taxes	1,478	1,247	2,754	2,540
Provision for income taxes	183	120	280	308
Net income	$1,295	$1,127	$2,474	$2,232

Earnings per common share (EPS):
Basic	$1.42	$1.23	$2.71	$2.44
Diluted	$1.41	$1.22	$2.69	$2.42

Average shares outstanding:
Basic	908	912	909	911
Diluted	912	919	914	918

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,295	$1,127	$2,474	$2,232
Income allocated to RSUs	(7)	(6)	(13)	(11)
Income allocated to common stock for diluted EPS	$1,288	$1,121	$2,461	$2,221

See accompanying notes.

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Net income	$1,295	$1,127	$2,474	$2,232
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of $4 and ($1); $7 and ($3)	(13)	1	(20)	6
Recognized within net income, net of tax effect of ($1) and ($1); ($2) and ($2)	4	3	6	5
Derivative instruments:
Change in fair value, net of tax effect of $0 and $0; $0 and $0	—	—	—	1
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of $0 and $0; $0 and $2	—	(1)	(2)	(7)
Other comprehensive income (loss), net of taxes	(9)	3	(16)	5
Total comprehensive income	$1,286	$1,130	$2,458	$2,237

See accompanying notes.

	June 30,	December 31,
Consolidated Balance Sheets	2025	2024
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$3,044	$3,200
Short-term investments	2,315	4,380
Accounts receivable, net of allowances of ($24) and ($21)	1,934	1,719
Raw materials	402	395
Work in process	2,429	2,214
Finished goods	1,981	1,918
Inventories	4,812	4,527
Prepaid expenses and other current assets	2,379	1,200
Total current assets	14,484	15,026
Property, plant and equipment at cost	16,878	15,254
Accumulated depreciation	(4,557)	(3,907)
Property, plant and equipment	12,321	11,347
Goodwill	4,362	4,362
Deferred tax assets	1,096	936
Capitalized software licenses	248	257
Overfunded retirement plans	253	233
Other long-term assets	2,169	3,348
Total assets	$34,933	$35,509

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$750
Accounts payable	881	820
Accrued compensation	595	839
Income taxes payable	53	159
Accrued expenses and other liabilities	963	1,075
Total current liabilities	2,492	3,643
Long-term debt	14,043	12,846
Underfunded retirement plans	122	110
Deferred tax liabilities	63	53
Other long-term liabilities	1,810	1,954
Total liabilities	18,530	18,606
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	4,245	3,935
Retained earnings	52,249	52,262
Treasury common stock at cost
Shares: June 30, 2025 – 832; December 31, 2024 – 830	(41,676)	(40,895)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(156)	(140)
Total stockholders’ equity	16,403	16,903
Total liabilities and stockholders’ equity	$34,933	$35,509

See accompanying notes.

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$2,474	$2,232
Adjustments to net income:
Depreciation	884	709
Amortization of capitalized software	41	34
Stock compensation	245	222
Gains on sales of assets	—	(126)
Deferred taxes	(137)	(156)
Increase (decrease) from changes in:
Accounts receivable	(215)	76
Inventories	(285)	(107)
Prepaid expenses and other current assets	(16)	(46)
Accounts payable and accrued expenses	(29)	25
Accrued compensation	(255)	(276)
Income taxes payable	61	332
Changes in funded status of retirement plans	(27)	26
Other	(32)	(357)
Cash flows from operating activities	2,709	2,588

Cash flows from investing activities
Capital expenditures	(2,428)	(2,312)
Proceeds from U.S. CHIPS and Science Act (CHIPS Act) incentives	260	—
Proceeds from asset sales	—	194
Purchases of short-term investments	(1,839)	(6,962)
Proceeds from short-term investments	3,938	5,761
Other	(13)	(10)
Cash flows from investing activities	(82)	(3,329)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,199	2,980
Repayment of debt	(750)	(300)
Dividends paid	(2,473)	(2,368)
Stock repurchases	(955)	(74)
Proceeds from common stock transactions	233	313
Other	(37)	(34)
Cash flows from financing activities	(2,783)	517

Net change in cash and cash equivalents	(156)	(224)
Cash and cash equivalents at beginning of period	3,200	2,964
Cash and cash equivalents at end of period	$3,044	$2,740

Supplemental cash flow information
Investment tax credit (ITC) used to reduce income taxes payable	$203	$312
Proceeds from CHIPS Act incentives	260	—
Total cash benefit related to the CHIPS Act	$463	$312

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
Segment information

	For Three Months Ended June 30, 2025
	Analog	Embedded Processing	Other	Total
Revenue	$3,452	$679	$317	$4,448
Cost of revenue	1,395	365	113	1,873
Gross profit	2,057	314	204	2,575
Research and development	383	125	19	527
Selling, general and administrative	349	104	32	485
Operating profit	$1,325	$85	$153	$1,563

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Three Months Ended June 30, 2024
	Analog	Embedded Processing	Other	Total
Revenue	$2,928	$615	$279	$3,822
Cost of revenue	1,193	318	100	1,611
Gross profit	1,735	297	179	2,211
Research and development	360	117	21	498
Selling, general and administrative	328	100	37	465
Operating profit	$1,047	$80	$121	$1,248

	For Six Months Ended June 30, 2025
	Analog	Embedded Processing	Other	Total
Revenue	$6,662	$1,326	$529	$8,517
Cost of revenue	2,691	740	198	3,629
Gross profit	3,971	586	331	4,888
Research and development	752	253	39	1,044
Selling, general and administrative	688	208	61	957
Operating profit	$2,531	$125	$231	$2,887

	For Six Months Ended June 30, 2024
	Analog	Embedded Processing	Other	Total
Revenue	$5,764	$1,267	$452	$7,483
Cost of revenue	2,347	653	177	3,177
Gross profit	3,417	614	275	4,306
Research and development	709	231	36	976
Selling, general and administrative	653	198	69	920
Restructuring charges/other	—	—	(124)	(124)
Operating profit	$2,055	$185	$294	$2,534

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Three Months Ended				For Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Revenue:
United States	$1,707	38%	$1,408	37%	$3,225	38%	$2,696	36%
China	985	22	745	19	1,811	21	1,368	18
Rest of Asia	487	11	417	11	925	11	818	11
Europe, Middle East and Africa (a)	891	20	898	23	1,827	21	1,853	25
Japan	295	7	292	8	570	7	622	8
Rest of world	83	2	62	2	159	2	126	2
Total revenue	$4,448	100%	$3,822	100%	$8,517	100%	$7,483	100%
(a)Revenue from end customers headquartered in Germany was 10% and 11% in the second quarters of 2025 and 2024, respectively, and 10% and 12% in the first six months of 2025 and 2024, respectively.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2024. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2025 and 2024, and the Consolidated Balance Sheet as of June 30, 2025, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2024. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended June 30,
	2025			2024
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,295			$1,127
Income allocated to RSUs	(7)			(6)
Income allocated to common stock	$1,288	908	$1.42	$1,121	912	$1.23
Dilutive effect of stock compensation plans		4			7

Diluted EPS:
Net income	$1,295			$1,127
Income allocated to RSUs	(7)			(6)
Income allocated to common stock	$1,288	912	$1.41	$1,121	919	$1.22

	For Six Months Ended June 30,
	2025			2024
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$2,474			$2,232
Income allocated to RSUs	(13)			(11)
Income allocated to common stock	$2,461	909	$2.71	$2,221	911	$2.44
Dilutive effect of stock compensation plans		5			7

Diluted EPS:
Net income	$2,474			$2,232
Income allocated to RSUs	(13)			(11)
Income allocated to common stock	$2,461	914	$2.69	$2,221	918	$2.42
Potentially dilutive securities representing 12 million and 8 million shares of common stock that were outstanding during the second quarters of 2025 and 2024, respectively, and 12 million and 11 million shares outstanding during the first six months of 2025 and 2024, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
The results of these derivative transactions were not material. We do not use derivatives for speculative or trading purposes.
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of June 30, 2025. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of June 30, 2025, the carrying value of long-term debt was $14.04 billion, and the estimated fair value was $13.15 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
Changes in accounting standards – standards not yet adopted
ASU 2023-09, Improvements to Income Tax Disclosures
This standard requires disaggregated income tax disclosures on effective tax rate reconciliations and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. As a result of adopting this guidance, certain of our income tax disclosures will be expanded.
ASU 2024-03, Disaggregation of Income Statement Expenses
This standard requires disaggregated disclosures of certain expense captions into specified categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. We are currently evaluating the potential impact of this standard on our financial statement disclosures.
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Taxes calculated using the estimated annual effective tax rate	$199	$170	$365	$346
Discrete tax items	(16)	(50)	(85)	(38)
Provision for income taxes	$183	$120	$280	$308

Effective tax rate	12%	10%	10%	12%
The effective tax rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). The OBBBA provides changes to U.S. federal tax law, including expensing of U.S. research expenditures and eligible capital expenditures, increasing the U.S. CHIPS Act investment tax credit and changing other tax provisions. The effects of the new law are not reflected in the consolidated financial statements as of and for the period ended June 30, 2025 because the legislation was enacted in July. We are currently evaluating the effect of the legislation on our financial statements.
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
Details of our investments are as follows:

	June 30, 2025			December 31, 2024
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$682	$—	$—	$762	$—	$—
Corporate obligations	502	623	—	694	796	—
U.S. government and agency securities	1,334	1,593	—	752	3,485	—
Non-U.S. government and agency securities	149	99	—	249	99	—
Mutual funds	—	—	11	—	—	11
Total	2,667	2,315	11	2,457	4,380	11

Other measurement basis:
Equity-method investments	—	—	2	—	—	8
Nonmarketable investments	—	—	4	—	—	4
Total	—	—	6	—	—	12

Cash on hand	377	—	—	743	—	—
Total	$3,044	$2,315	$17	$3,200	$4,380	$23
As of June 30, 2025, and December 31, 2024, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first six months of 2025 and 2024.
The following table presents the aggregate maturities of our debt investments as of June 30, 2025:

Fair Value
One year or less	$3,750
One to two years	550
Proceeds from sales, redemptions and maturities of short-term debt investments were $1.13 billion and $3.13 billion for the second quarters of 2025 and 2024, respectively, and $3.94 billion and $5.76 billion for the first six months of 2025 and 2024, respectively. Gross realized gains and losses from these sales were not material.
Fair-value considerations
We measure and report certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. As of June 30, 2025, and December 31, 2024, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$682	$—	$682	$762	$—	$762
Corporate obligations	—	1,125	1,125	—	1,490	1,490
U.S. government and agency securities	2,130	797	2,927	2,591	1,646	4,237
Non-U.S. government and agency securities	—	248	248	—	348	348
Mutual funds	11	—	11	11	—	11
Total assets	$2,823	$2,170	$4,993	$3,364	$3,484	$6,848

Liabilities:
Deferred compensation	$445	$—	$445	$443	$—	$443
Total liabilities	$445	$—	$445	$443	$—	$443

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
Service cost	$2	$2	$1	$1	$3	$4
Interest cost	7	6	3	3	15	13
Expected return on plan assets	(6)	(5)	(3)	(6)	(17)	(19)
Recognized net actuarial losses (gains)	2	1	(1)	—	1	3
Net periodic benefit costs (credits)	5	4	—	(2)	2	1
Settlement losses	3	—	—	—	—	—
Total, including other postretirement losses (gains)	$8	$4	$—	$(2)	$2	$1

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30,	2025	2024	2025	2024	2025	2024
Service cost	$4	$4	$1	$1	$7	$8
Interest cost	13	12	6	6	29	27
Expected return on plan assets	(10)	(11)	(6)	(9)	(35)	(38)
Recognized net actuarial losses (gains)	4	2	(1)	(1)	2	6
Net periodic benefit costs (credits)	11	7	—	(3)	3	3
Settlement losses	3	—	—	—	—	—
Total, including other postretirement losses (gains)	$14	$7	$—	$(3)	$3	$3
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of June 30, 2025, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2026. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of June 30, 2025, our credit facility was undrawn, and we had no commercial paper outstanding.
Long-term debt
In May 2025, we issued two series of senior unsecured notes for an aggregate principal amount of $1.20 billion, consisting of $550 million of 4.50% notes due in 2030 and $650 million of 5.10% notes due in 2035. We incurred $6 million of issuance and other related costs. The proceeds of the offering were $1.20 billion, net of the original issuance discounts, which will be used for general corporate purposes.
In March 2025, we retired $750 million of maturing debt.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	June 30,	December 31,
	2025	2024
Notes due 2025 at 1.375%	$—	$750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 4.60%	650	650
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	650
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2030 at 4.50%	550	—
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	600
Notes due 2035 at 5.10%	650	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	750
Notes due 2063 at 5.05%	1,550	1,550
Total debt	14,150	13,700
Net unamortized discounts, premiums and issuance costs	(107)	(104)
Total debt, including net unamortized discounts, premiums and issuance costs	14,043	13,596
Current portion of long-term debt	—	(750)
Long-term debt	$14,043	$12,846
Interest and debt expense was $133 million and $131 million for the second quarters of 2025 and 2024, respectively, and $261 million and $247 million for the first six months of 2025 and 2024, respectively. This was net of the amortized discounts, premiums and issuance and other related costs. Capitalized interest was $2 million and $5 million for the second quarters of 2025 and 2024, respectively, and $6 million and $11 million for the first six months of 2025 and 2024, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2024	$1,741	$3,935	$52,262	$(40,895)	$(140)

2025
Net income	—	—	1,179	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,238)	—	—
Common stock issued for stock-based awards	—	8	—	110	—
Stock repurchases	—	—	—	(657)	—
Stock compensation	—	116	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(7)
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	(1)	—	—	—
Balance, March 31, 2025	1,741	4,058	52,196	(41,442)	(147)

Net income	—	—	1,295	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,235)	—	—
Common stock issued for stock-based awards	—	59	—	56	—
Stock repurchases	—	—	—	(290)	—
Stock compensation	—	129	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(9)
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	(1)	—	—	—
Balance, June 30, 2025	$1,741	$4,245	$52,249	$(41,676)	$(156)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2023	$1,741	$3,362	$52,283	$(40,284)	$(205)

2024
Net income	—	—	1,105	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,183)	—	—
Common stock issued for stock-based awards	—	(29)	—	94	—
Stock repurchases	—	—	—	(3)	—
Stock compensation	—	106	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	—	1	—	—
Balance, March 31, 2024	1,741	3,439	52,199	(40,193)	(203)

Net income	—	—	1,127	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,185)	—	—
Common stock issued for stock-based awards	—	111	—	137	—
Stock repurchases	—	—	—	(72)	—
Stock compensation	—	116	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	3
Dividend equivalents on RSUs	—	—	(6)	—	—
Balance, June 30, 2024	$1,741	$3,666	$52,135	$(40,128)	$(200)
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
9. Supplemental financial information

Prepaid expenses and other current assets
	June 30,	December 31,
	2025	2024
CHIPS Act incentives	$2,025	$904
Other	354	296
Total	$2,379	$1,200
Other long-term assets

	June 30,	December 31,
	2025	2024
CHIPS Act incentives	$1,058	$2,246
Other	1,111	1,102
Total	$2,169	$3,348
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the second quarters and first six months of 2025 and 2024. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Six Months Ended		Impact to Related Statement of Income Lines
	June 30,		June 30,
	2025	2024	2025	2024
Net actuarial losses of defined benefit plans:
Recognized net actuarial losses and settlement losses (a)	$5	$4	$8	$7	Decrease to OI&E
Tax effect	(1)	(1)	(2)	(2)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$4	$3	$6	$5	Decrease to net income
(a)Detailed in Note 5
Effect on shares outstanding and treasury shares
The following table reflects the changes in treasury shares:

2025
Balance, January 1	830
Repurchases	4
Shares issued for stock compensation	(2)
Balance, March 31	832
Repurchases	1
Shares issued for stock compensation	(1)
Balance, June 30	832

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
Market and business characteristics
Markets for our products
The major markets for our products are industrial, automotive, personal electronics, enterprise systems, communications equipment and other. See our 2024 Form 10-K for more information.
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

Manufacturing
We invest to make manufacturing and technology a core competitive advantage. The strategic decision to own our manufacturing, process and packaging technology provides us with tangible benefits of lower manufacturing costs and greater control of our supply chain and provides our customers with geopolitically dependable capacity. We own and operate both wafer fabrication and assembly/test facilities in North America, Asia, Japan and Europe. We have focused on creating a competitive structural cost advantage by investing in our 300mm wafer production, which describes the diameter of the wafer on which our chips are produced, and costs about 40% less than a chip built on a 200mm wafer. In addition, we selectively use capacity of outside suppliers, commonly known as foundries and subcontractors.
We continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity plan. We are now mostly through a six-year elevated capital expenditures cycle that, when completed, will uniquely position TI to deliver dependable, low-cost 300mm capacity, scalability of capital expenditures, including capacity modularity, and free cash flow per share growth across a range of market conditions.
With our planned capacity expansions to support demand over time, we expect our internal sourcing to continue to increase. As our Lehi, Utah, manufacturing facility is in the early ramping stages, Embedded Processing is disproportionately impacted by costs associated with the site’s capacity expansion. We expect to continue to maintain sufficient internal manufacturing capacity to meet the majority of our production needs and to obtain manufacturing equipment to support new technology developments and revenue growth.
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
Results of operations
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

Performance summary
Our second quarter revenue was $4.45 billion, net income was $1.30 billion and earnings per share (EPS) were $1.41.
Revenue increased 9% sequentially, led by continued broad recovery in industrial, and 16% from the same quarter a year ago.
Our cash flow from operations of $6.4 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow for the same period was $1.8 billion.
Over the past 12 months we invested $3.9 billion in R&D and SG&A, invested $4.9 billion in capital expenditures and returned $6.7 billion to shareholders.
Macroeconomic factors
We believe tariffs and geopolitics are disrupting and reshaping global supply chains and affecting customer order behavior. Our global manufacturing capabilities enable us to support our customers’ needs. We also believe the semiconductor cycle recovery is continuing, while customer inventories remain at low levels.
U.S. legislative update
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). The OBBBA provides changes to U.S. federal tax law, including expensing of U.S. research expenditures and eligible capital expenditures, increasing the U.S. CHIPS and Science Act (CHIPS Act) investment tax credit (ITC) and changing other tax provisions. The new law did not impact our financial condition and results of operations during the second quarter. We are currently evaluating the impact of the legislation on future periods. Based on our initial assessment, the changes are expected to result in a higher effective tax rate in the third quarter and full year 2025. For 2026 and beyond, we expect the effective tax rate to be lower than it would have been under prior tax law. Additionally, we expect tax-related cash payments to be lower for the next several years as a result of the changes.
Details of financial results – second quarter 2025 compared with second quarter 2024
Revenue of $4.45 billion increased $626 million, or 16%, due to higher revenue from increased demand in our Analog segment and, to a lesser extent, in our Embedded Processing segment, which were both impacted by the macroeconomic factors discussed above.
Gross profit of $2.58 billion was up $364 million, or 16%, due to higher revenue. Our gross profit also benefited from reduced manufacturing costs related to increased factory loadings, offset by costs associated with our planned capacity expansions. As a percentage of revenue, gross profit increased to 57.9% from 57.8%.
Operating expenses (R&D and SG&A) were $1.01 billion compared with $963 million.
Operating profit was $1.56 billion, or 35.1% of revenue, compared with $1.25 billion, or 32.7% of revenue. This increase was primarily due to higher revenue and associated gross profit.
OI&E was $48 million of income compared with $130 million of income. This decrease was due to lower interest income.
Interest and debt expense of $133 million increased $2 million. See Note 6 to the financial statements.
Our provision for income taxes was $183 million compared with $120 million. This increase was due to higher income before income taxes and lower discrete tax benefits of $34 million, due to stock-based compensation. Our effective tax rate, which includes discrete tax items, was 12% compared with 10%.
Net income was $1.30 billion compared with $1.13 billion. EPS was $1.41 compared with $1.22.

Second quarter 2025 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q2 2025	Q2 2024	Change
Revenue	$3,452	$2,928	18%
Operating profit	1,325	1,047	27%
Operating profit % of revenue	38.4%	35.8%
Analog revenue increased in Power and, to a lesser extent, Signal Chain, due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q2 2025	Q2 2024	Change
Revenue	$679	$615	10%
Operating profit	85	80	6%
Operating profit % of revenue	12.5%	13.0%
Embedded Processing revenue increased due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit increased primarily due to higher revenue, partially offset by increased manufacturing costs and R&D expenses.
Other (includes DLP® products, calculators and custom ASIC products)

	Q2 2025	Q2 2024	Change
Revenue	$317	$279	14%
Operating profit	153	121	26%
Operating profit % of revenue	48.3%	43.4%
Other revenue increased $38 million, and operating profit increased $32 million.
Details of financial results – first six months of 2025 compared with first six months of 2024
Revenue of $8.52 billion increased $1.03 billion, or 14%, due to higher revenue from increased demand in our Analog segment and, to a lesser extent, in our Embedded Processing segment, which were both impacted by the macroeconomic factors discussed above.
Gross profit of $4.89 billion was up $582 million, or 14%, due to higher revenue. Our gross profit also benefited from reduced manufacturing costs related to increased factory loadings, partially offset by costs associated with our planned capacity expansions. As a percentage of revenue, gross profit decreased to 57.4% from 57.5%.
Operating expenses were $2.00 billion compared with $1.90 billion.
Restructuring charges/other in the year-ago period was a credit of $124 million primarily due to a gain on the sale of a property during 2024.
Operating profit was $2.89 billion, or 33.9% of revenue, compared with $2.53 billion, or 33.9% of revenue. This increase was primarily due to higher revenue and associated gross profit.
OI&E was $128 million of income compared with $253 million of income. This decrease was due to lower interest income.
Interest and debt expense of $261 million increased $14 million.

Our provision for income taxes was $280 million compared with $308 million. This decrease was due to higher discrete tax benefits of $47 million, primarily related to our non-U.S. operations, partially offset by higher income before income taxes. Our effective tax rate, which includes discrete tax items, was 10% compared with 12%.
Net income was $2.47 billion compared with $2.23 billion. EPS was $2.69 compared with $2.42.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2025	YTD 2024	Change
Revenue	$6,662	$5,764	16%
Operating profit	2,531	2,055	23%
Operating profit % of revenue	38.0%	35.7%
Analog revenue increased in Power and, to a lesser extent, Signal Chain, due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing

	YTD 2025	YTD 2024	Change
Revenue	$1,326	$1,267	5%
Operating profit	125	185	(32)%
Operating profit % of revenue	9.4%	14.6%
Embedded Processing revenue increased due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit decreased primarily due to higher manufacturing costs and R&D expenses, partially offset by higher revenue.
Other

	YTD 2025	YTD 2024	Change
Revenue	$529	$452	17%
Operating profit *	231	294	(21)%
Operating profit % of revenue	43.7%	65.0%
* Includes Restructuring charges/other
Other revenue increased $77 million, and operating profit decreased $63 million.
Financial condition
At the end of the second quarter of 2025, total cash (cash and cash equivalents plus short-term investments) was $5.36 billion, a decrease of $2.22 billion from the end of 2024.
Accounts receivable were $1.93 billion, an increase of $215 million compared with the end of 2024. Days sales outstanding were 39 for both the second quarter of 2025 and at the end of 2024.
Inventory was $4.81 billion, an increase of $285 million from the end of 2024. Days of inventory for the second quarter of 2025 were 231 compared with 241 at the end of 2024, which reflects the continued execution of our inventory strategy.

Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of June 30, 2025, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first six months of 2025 were $2.71 billion, an increase of $121 million from the year-ago period primarily due to higher net income and non-cash items, partially offset by higher cash used for working capital. Cash flows from operating activities for the first six months of 2025 and 2024 includes cash benefits of $203 million and $312 million, respectively, from the CHIPS Act ITC used to reduce income taxes payable.
Investing activities for the first six months of 2025 used $82 million compared with $3.33 billion in the year-ago period. Capital expenditures were $2.43 billion compared with $2.31 billion in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. In 2025, we received proceeds of $260 million from CHIPS Act incentives. Short-term investments provided cash of $2.10 billion compared with $1.20 billion of cash used in the year-ago period.
We are now mostly through a six-year elevated capital expenditures cycle, and consistent with our capital management strategy, we are currently evaluating our capital expenditure levels to determine if they will remain at elevated levels in 2026 and beyond, dependent on revenue and growth expectations. For qualifying manufacturing investments, we expect to benefit from the 25% ITC established by the CHIPS Act, as well as direct funding of up to $1.6 billion for our three large-scale 300mm wafer fabs currently under construction in Sherman, Texas, and Lehi, Utah. The U.S. tax law changes within the OBBBA included an increase to the CHIPS Act ITC from 25% to 35% for qualifying manufacturing investments placed in service after December 31, 2025.
Financing activities for the first six months of 2025 used $2.78 billion compared with $517 million of cash provided in the year-ago period. In 2025, we received net proceeds of $1.20 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $750 million. In the year-ago period, we received net proceeds of $2.98 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $300 million. Dividends paid were $2.47 billion compared with $2.37 billion in the year-ago period, reflecting an increased dividend rate. We used $955 million to repurchase 5.4 million shares of our common stock compared with $74 million to repurchase 0.4 million shares in the year-ago period. Employee exercises of stock options provided cash proceeds of $233 million compared with $313 million in the year-ago period.
We had $3.04 billion of cash and cash equivalents and $2.32 billion of short-term investments as of June 30, 2025. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2025	2024	Change
Cash flow from operations (GAAP) *	$6,439	$6,449	0%
Capital expenditures	(4,936)	(4,955)
Proceeds from CHIPS Act incentives	260	—
Free cash flow (non-GAAP)	$1,763	$1,494	18%

Revenue	$16,675	$16,092

Cash flow from operations as a percentage of revenue (GAAP)	38.6%	40.1%
Free cash flow as a percentage of revenue (non-GAAP)	10.6%	9.3%
* Includes cash benefits of $479 million and $312 million from the CHIPS Act ITC used to reduce income taxes payable for the twelve months ended June 30, 2025 and 2024, respectively

ITEM 4. Controls and procedures
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 - 30, 2025	1,645,087	$155.77	1,645,087	$19.35	billion
May 1 - 31, 2025	202,679	164.47	202,679	19.31	billion
June 1 - 30, 2025	—	—	—	19.31	billion (b)
Total	1,847,766		1,847,766

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.

(b)As of June 30, 2025, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed January 26, 2022).
4(a)	Officers’ Certificate, dated May 23, 2025 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 23, 2025).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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

Date: July 29, 2025