Form 10-Q
period 2025-09-30
TEXAS INSTRUMENTS INC
filed 2025-10-23
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
908,623,020
Number of shares of Registrant’s common stock outstanding as of
October 14, 2025

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(In millions, except per-share amounts)	2025	2024	2025	2024
Revenue	$4,742	$4,151	$13,259	$11,634
Cost of revenue (COR)	2,019	1,677	5,648	4,854
Gross profit	2,723	2,474	7,611	6,780
Research and development (R&D)	518	492	1,562	1,468
Selling, general and administrative (SG&A)	457	428	1,414	1,348
Restructuring charges/other	85	—	85	(124)
Operating profit	1,663	1,554	4,550	4,088
Other income (expense), net (OI&E)	62	131	190	384
Interest and debt expense	141	131	402	378
Income before income taxes	1,584	1,554	4,338	4,094
Provision for income taxes	220	192	500	500
Net income	$1,364	$1,362	$3,838	$3,594

Earnings per common share (EPS):
Basic	$1.49	$1.48	$4.20	$3.92
Diluted	$1.48	$1.47	$4.18	$3.89

Average shares outstanding:
Basic	909	913	909	912
Diluted	914	920	914	919

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,364	$1,362	$3,838	$3,594
Income allocated to RSUs	(8)	(7)	(21)	(18)
Income allocated to common stock for diluted EPS	$1,356	$1,355	$3,817	$3,576

See accompanying notes.

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Net income	$1,364	$1,362	$3,838	$3,594
Other comprehensive income (loss)
Net actuarial losses of defined benefit plans:
Adjustments, net of tax effect of ($1) and $5; $6 and $2	1	(11)	(19)	(5)
Recognized within net income, net of tax effect of ($1) and ($1); ($3) and ($3)	5	2	11	7
Prior service cost (credit) of defined benefit plans:
Recognized within net income, net of tax effect of $0 and $0; $0 and $0	—	1	—	1
Derivative instruments:
Change in fair value, net of tax effect of $0 and $0; $0 and $0	—	—	—	1
Available-for-sale investments:
Unrealized gains (losses), net of tax effect of $1 and ($4); $1 and ($2)	1	13	(1)	6
Other comprehensive income (loss), net of taxes	7	5	(9)	10
Total comprehensive income	$1,371	$1,367	$3,829	$3,604

See accompanying notes.

	September 30,	December 31,
Consolidated Balance Sheets	2025	2024
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$3,311	$3,200
Short-term investments	1,875	4,380
Accounts receivable, net of allowances of ($21) and ($21)	2,062	1,719
Raw materials	431	395
Work in process	2,460	2,214
Finished goods	1,938	1,918
Inventories	4,829	4,527
Prepaid expenses and other current assets	1,799	1,200
Total current assets	13,876	15,026
Property, plant and equipment at cost	17,314	15,254
Accumulated depreciation	(4,966)	(3,907)
Property, plant and equipment	12,348	11,347
Goodwill	4,362	4,362
Deferred tax assets	1,089	936
Capitalized software licenses	237	257
Overfunded retirement plans	251	233
Other long-term assets	2,841	3,348
Total assets	$35,004	$35,509

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$500	$750
Accounts payable	779	820
Accrued compensation	724	839
Income taxes payable	79	159
Accrued expenses and other liabilities	1,036	1,075
Total current liabilities	3,118	3,643
Long-term debt	13,546	12,846
Underfunded retirement plans	125	110
Deferred tax liabilities	60	53
Other long-term liabilities	1,528	1,954
Total liabilities	18,377	18,606
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	4,410	3,935
Retained earnings	52,369	52,262
Treasury common stock at cost
Shares: September 30, 2025 – 832; December 31, 2024 – 830	(41,744)	(40,895)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(149)	(140)
Total stockholders’ equity	16,627	16,903
Total liabilities and stockholders’ equity	$35,004	$35,509

See accompanying notes.

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$3,838	$3,594
Adjustments to net income:
Depreciation	1,381	1,092
Amortization of capitalized software	61	53
Stock compensation	338	309
Gains on sales of assets	—	(126)
Deferred taxes	(134)	(189)
Increase (decrease) from changes in:
Accounts receivable	(343)	(75)
Inventories	(302)	(297)
Prepaid expenses and other current assets	2	(69)
Accounts payable and accrued expenses	57	38
Accrued compensation	(134)	(127)
Income taxes payable	168	487
Changes in funded status of retirement plans	(14)	2
Other	(19)	(372)
Cash flows from operating activities	4,899	4,320

Cash flows from investing activities
Capital expenditures	(3,625)	(3,628)
Proceeds from U.S. CHIPS and Science Act (CHIPS Act) incentives	335	—
Proceeds from asset sales	1	194
Purchases of short-term investments	(2,644)	(8,807)
Proceeds from short-term investments	5,198	8,461
Other	(28)	(36)
Cash flows from investing activities	(763)	(3,816)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,199	2,980
Repayment of debt	(750)	(300)
Dividends paid	(3,709)	(3,555)
Stock repurchases	(1,074)	(392)
Proceeds from common stock transactions	358	430
Other	(49)	(42)
Cash flows from financing activities	(4,025)	(879)

Net change in cash and cash equivalents	111	(375)
Cash and cash equivalents at beginning of period	3,200	2,964
Cash and cash equivalents at end of period	$3,311	$2,589

Supplemental cash flow information
Investment tax credit (ITC) used to reduce income taxes payable	$246	$532
Proceeds from CHIPS Act incentives	335	—
Total cash benefit related to the CHIPS Act	$581	$532

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
Segment information

	For Three Months Ended September 30,
	2025				2024
	Analog	Embedded Processing	Other	Total	Analog	Embedded Processing	Other	Total
Revenue	$3,729	$709	$304	$4,742	$3,223	$653	$275	$4,151
Cost of revenue	1,543	373	103	2,019	1,253	328	96	1,677
Gross profit	2,186	336	201	2,723	1,970	325	179	2,474
R&D	371	127	20	518	350	124	18	492
SG&A	329	101	27	457	304	92	32	428
Restructuring charges/other	—	—	85	85	—	—	—	—
Operating profit	$1,486	$108	$69	$1,663	$1,316	$109	$129	$1,554

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Nine Months Ended September 30,
	2025				2024
	Analog	Embedded Processing	Other	Total	Analog	Embedded Processing	Other	Total
Revenue	$10,391	$2,035	$833	$13,259	$8,987	$1,920	$727	$11,634
Cost of revenue	4,234	1,113	301	5,648	3,600	981	273	4,854
Gross profit	6,157	922	532	7,611	5,387	939	454	6,780
R&D	1,123	380	59	1,562	1,059	355	54	1,468
SG&A	1,017	309	88	1,414	957	290	101	1,348
Restructuring charges/other	—	—	85	85	—	—	(124)	(124)
Operating profit	$4,017	$233	$300	$4,550	$3,371	$294	$423	$4,088
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Three Months Ended				For Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Revenue:
United States	$1,859	39%	$1,639	39%	$5,084	38%	$4,335	37%
China	1,019	21	823	20	2,830	21	2,191	19
Rest of Asia	505	11	431	10	1,430	11	1,249	11
Europe, Middle East and Africa (a)	972	20	880	21	2,799	21	2,733	23
Japan	313	7	313	8	883	7	935	8
Rest of world	74	2	65	2	233	2	191	2
Total revenue	$4,742	100%	$4,151	100%	$13,259	100%	$11,634	100%
(a)Revenue from end customers headquartered in Germany was 10% and 11% in the third quarters of 2025 and 2024, respectively, and 10% and 12% in the first nine months of 2025 and 2024, respectively.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2024. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2025 and 2024, and the Consolidated Balance Sheet as of September 30, 2025, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2024. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.

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
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended September 30,
	2025			2024
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,364			$1,362
Income allocated to RSUs	(8)			(7)
Income allocated to common stock	$1,356	909	$1.49	$1,355	913	$1.48
Dilutive effect of stock compensation plans		5			7

Diluted EPS:
Net income	$1,364			$1,362
Income allocated to RSUs	(8)			(7)
Income allocated to common stock	$1,356	914	$1.48	$1,355	920	$1.47

	For Nine Months Ended September 30,
	2025			2024
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$3,838			$3,594
Income allocated to RSUs	(21)			(18)
Income allocated to common stock	$3,817	909	$4.20	$3,576	912	$3.92
Dilutive effect of stock compensation plans		5			7

Diluted EPS:
Net income	$3,838			$3,594
Income allocated to RSUs	(21)			(18)
Income allocated to common stock	$3,817	914	$4.18	$3,576	919	$3.89
Potentially dilutive securities representing 4 million and 3 million shares of common stock that were outstanding during the third quarters of 2025 and 2024, respectively, and 10 million and 9 million shares outstanding during the first nine months of 2025 and 2024, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of September 30, 2025. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of September 30, 2025, the carrying value of long-term debt, including the current portion, was $14.05 billion, and the estimated fair value was $13.30 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
Changes in accounting standards – standards not yet adopted
ASU 2023-09, Improvements to Income Tax Disclosures
This standard requires disaggregated income tax disclosures on effective tax rate reconciliations and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. As a result of adopting this guidance, our income tax disclosures will be expanded.
ASU 2024-03, Disaggregation of Income Statement Expenses
This standard requires disaggregated disclosures of certain expense captions into specified categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. We are currently evaluating the potential impact of this standard on our financial statement disclosures.
ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software
This standard makes targeted improvements that clarify and modernize the accounting for costs related to internal-use software. ASU 2025-06 is effective for interim and annual reporting periods beginning after December 15, 2027. We are currently evaluating the potential impact of this standard on our financial statements and related disclosures.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Taxes calculated using the estimated annual effective tax rate	$249	$227	$614	$573
Discrete tax items	(29)	(35)	(114)	(73)
Provision for income taxes	$220	$192	$500	$500

Effective tax rate	14%	12%	12%	12%
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). The OBBBA provides changes to U.S. federal tax law, including expensing of U.S. research expenditures and eligible capital expenditures, increasing the U.S. CHIPS Act investment tax credit and changing other tax provisions. The effects of the new law are reflected in the consolidated financial statements as of and for the periods ended September 30, 2025.
The effective tax rate differs from the 21% U.S. statutory corporate tax rate due to the effect of U.S. tax benefits, including the effect of OBBBA.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	September 30, 2025			December 31, 2024
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$737	$—	$—	$762	$—	$—
Corporate obligations	738	503	—	694	796	—
U.S. government and agency securities	1,432	1,198	—	752	3,485	—
Non-U.S. government and agency securities	50	174	—	249	99	—
Mutual funds	—	—	11	—	—	11
Total	2,957	1,875	11	2,457	4,380	11

Other measurement basis:
Equity-method investments	—	—	2	—	—	8
Nonmarketable investments	—	—	4	—	—	4
Total	—	—	6	—	—	12

Cash on hand	354	—	—	743	—	—
Total	$3,311	$1,875	$17	$3,200	$4,380	$23
As of September 30, 2025, and December 31, 2024, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first nine months of 2025 and 2024.
The following table presents the aggregate maturities of our debt investments as of September 30, 2025:

Fair Value
One year or less	$3,764
One to two years	331
Proceeds from sales, redemptions and maturities of short-term debt investments were $1.26 billion and $2.70 billion for the third quarters of 2025 and 2024, respectively, and $5.20 billion and $8.46 billion for the first nine months of 2025 and 2024, respectively. Gross realized gains and losses from these sales were not material.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. As of September 30, 2025, and December 31, 2024, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$737	$—	$737	$762	$—	$762
Corporate obligations	—	1,241	1,241	—	1,490	1,490
U.S. government and agency securities	2,231	399	2,630	2,591	1,646	4,237
Non-U.S. government and agency securities	—	224	224	—	348	348
Mutual funds	11	—	11	11	—	11
Total assets	$2,979	$1,864	$4,843	$3,364	$3,484	$6,848

Liabilities:
Deferred compensation	$475	$—	$475	$443	$—	$443
Total liabilities	$475	$—	$475	$443	$—	$443
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2025	2024	2025	2024	2025	2024
Service cost	$1	$2	$—	$—	$4	$4
Interest cost	6	7	3	4	16	15
Expected return on plan assets	(3)	(7)	(2)	(4)	(20)	(22)
Recognized net actuarial losses (gains)	1	1	—	(1)	1	3
Amortization of prior service cost (credit)	—	—	—	—	—	1
Net periodic benefit costs (credits)	5	3	1	(1)	1	1
Settlement losses	4	—	—	—	—	—
Total, including other postretirement losses (gains)	$9	$3	$1	$(1)	$1	$1

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2025	2024	2025	2024	2025	2024
Service cost	$5	$6	$1	$1	$11	$12
Interest cost	19	19	9	10	45	42
Expected return on plan assets	(13)	(18)	(8)	(13)	(55)	(60)
Recognized net actuarial losses (gains)	5	3	(1)	(2)	3	9
Amortization of prior service cost (credit)	—	—	—	—	—	1
Net periodic benefit costs (credits)	16	10	1	(4)	4	4
Settlement losses	7	—	—	—	—	—
Total, including other postretirement losses (gains)	$23	$10	$1	$(4)	$4	$4

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of September 30, 2025, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2026. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of September 30, 2025, our credit facility was undrawn, and we had no commercial paper outstanding.
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
In March 2025, we retired $750 million of maturing debt.
Long-term debt outstanding is as follows:

	September 30,	December 31,
	2025	2024
Notes due 2025 at 1.375%	$—	$750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 4.60%	650	650
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	650
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2030 at 4.50%	550	—
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	600
Notes due 2035 at 5.10%	650	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	750
Notes due 2063 at 5.05%	1,550	1,550
Total debt	14,150	13,700
Net unamortized discounts, premiums and issuance costs	(104)	(104)
Total debt, including net unamortized discounts, premiums and issuance costs	14,046	13,596
Current portion of long-term debt	(500)	(750)
Long-term debt	$13,546	$12,846

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Interest and debt expense was $141 million and $131 million for the third quarters of 2025 and 2024, respectively, and $402 million and $378 million for the first nine months of 2025 and 2024, respectively. This was net of the amortized discounts, premiums and issuance and other related costs. Capitalized interest was $3 million and $5 million for the third quarters of 2025 and 2024, respectively, and $9 million and $16 million for the first nine months of 2025 and 2024, respectively.
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2024	$1,741	$3,935	$52,262	$(40,895)	$(140)

2025
Net income	—	—	1,179	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,238)	—	—
Common stock issued for stock-based awards	—	8	—	110	—
Stock repurchases	—	—	—	(657)	—
Stock compensation	—	116	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(7)
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	(1)	—	—	—
Balance, March 31, 2025	1,741	4,058	52,196	(41,442)	(147)

Net income	—	—	1,295	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,235)	—	—
Common stock issued for stock-based awards	—	59	—	56	—
Stock repurchases	—	—	—	(290)	—
Stock compensation	—	129	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(9)
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	(1)	—	—	—
Balance, June 30, 2025	1,741	4,245	52,249	(41,676)	(156)

Net income	—	—	1,364	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,236)	—	—
Common stock issued for stock-based awards	—	72	—	53	—
Stock repurchases	—	—	—	(121)	—
Stock compensation	—	93	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	7
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	—	(1)	—	—
Balance, September 30, 2025	$1,741	$4,410	$52,369	$(41,744)	$(149)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2023	$1,741	$3,362	$52,283	$(40,284)	$(205)

2024
Net income	—	—	1,105	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,183)	—	—
Common stock issued for stock-based awards	—	(29)	—	94	—
Stock repurchases	—	—	—	(3)	—
Stock compensation	—	106	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	2
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	—	1	—	—
Balance, March 31, 2024	1,741	3,439	52,199	(40,193)	(203)

Net income	—	—	1,127	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,185)	—	—
Common stock issued for stock-based awards	—	111	—	137	—
Stock repurchases	—	—	—	(72)	—
Stock compensation	—	116	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	3
Dividend equivalents on RSUs	—	—	(6)	—	—
Balance, June 30, 2024	1,741	3,666	52,135	(40,128)	(200)

Net income	—	—	1,362	—	—
Dividends declared and paid ($1.30 per share)	—	—	(1,187)	—	—
Common stock issued for stock-based awards	—	62	—	55	—
Stock repurchases	—	—	—	(322)	—
Stock compensation	—	87	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	5
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	(2)	—	—	—
Balance, September 30, 2024	$1,741	$3,813	$52,304	$(40,395)	$(195)
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
During the third quarter and first nine months of 2025, we recognized $85 million of restructuring charges related to efforts to drive operational efficiencies to support our long-term strategy, including the planned closures of our two remaining factories with 150mm production. The restructuring charges are attributable to severance and benefit costs and are included in Other for segment reporting purposes.

Prepaid expenses and other current assets
	September 30,	December 31,
	2025	2024
CHIPS Act incentives	$1,501	$904
Other	298	296
Total	$1,799	$1,200

Other long-term assets
	September 30,	December 31,
	2025	2024
CHIPS Act incentives	$1,734	$2,246
Other	1,107	1,102
Total	$2,841	$3,348

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the third quarters and first nine months of 2025 and 2024. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Nine Months Ended		Impact to Related Statement of Income Lines
	September 30,		September 30,
	2025	2024	2025	2024
Net actuarial losses of defined benefit plans:
Recognized net actuarial losses and settlement losses (a)	$6	$3	$14	$10	Decrease to OI&E
Tax effect	(1)	(1)	(3)	(3)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$5	$2	$11	$7	Decrease to net income

Prior service cost (credit) of defined benefit plans:
Amortization of prior service cost (credit) (a)	$—	$1	$—	$1	Decrease (increase) to OI&E
Tax effect	—	—	—	—	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$—	$1	$—	$1	Decrease (increase) to net income
(a)Detailed in Note 5
Effect on shares outstanding and treasury shares
The following table reflects the changes in treasury shares:

2025
Balance, January 1	830
Repurchases	4
Shares issued for stock compensation	(2)
Balance, March 31	832
Repurchases	1
Shares issued for stock compensation	(1)
Balance, June 30	832
Repurchases	1
Shares issued for stock compensation	(1)
Balance, September 30	832

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
(a)A strong foundation of manufacturing and technology that provides lower costs and greater control of our supply chain.
(b)A broad portfolio of analog and embedded processing products that offers more opportunity per customer and more value for our investments.
(c)The reach of our market channels that gives access to more customers and more of their design projects, leading to the opportunity to sell more of our products into each design and gives us better insight and knowledge of customer needs.
(d)Diversity and longevity of our products, markets and customer positions that provide less single point dependency and longer returns on our investments.
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
The end markets for our products are industrial, automotive, personal electronics, enterprise systems and communications equipment. See our 2024 Form 10-K for more information, where we also report calculators and other.
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
In 2020, we announced a multi-year plan to close our two remaining factories with 150mm production, which are more than 50 years old and located in Sherman and Dallas, Texas. Production is transitioning from these sites to our more advanced and cost-effective 300mm wafer fabrication facilities.
Inventory
Our objectives for inventory are to maintain high levels of customer service, maintain dependable and competitive lead times, minimize inventory obsolescence and improve manufacturing asset utilization. To meet these objectives and to allow greater flexibility in periods of high demand, our strategy is to build ahead of demand our broad-based products that are used across a diverse set of applications and customers and have low risk of obsolescence. Inventory levels will vary based on market conditions and seasonality. We adjust factory loadings as needed to execute on this inventory strategy.
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
Performance summary
Our third quarter revenue was $4.74 billion, net income was $1.36 billion and earnings per share (EPS) were $1.48.
Revenue increased 7% sequentially and 14% from the same quarter a year ago with growth across all end markets.
Our cash flow from operations of $6.9 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow for the same period was $2.4 billion.
Over the past 12 months we invested $3.9 billion in R&D and SG&A, invested $4.8 billion in capital expenditures and returned $6.6 billion to shareholders.
Macroeconomic factors
We believe trade dynamics and geopolitics are disrupting and reshaping global supply chains and affecting customer order behavior. Our global manufacturing capabilities enable us to support our customers’ needs. The overall semiconductor market recovery is continuing, though at a slower pace than prior upturns, likely related to broader macroeconomic dynamics and overall uncertainty.
U.S. legislative update
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). The OBBBA provides changes to U.S. federal tax law, including expensing of U.S. research expenditures and eligible capital expenditures, increasing the U.S. CHIPS and Science Act (CHIPS Act) investment tax credit (ITC) and changing other tax provisions. The effect of the new law results in a higher effective tax rate in the third quarter and full year 2025. For 2026 and beyond, we expect the effective tax rate to be lower than it would have been under prior tax law. Additionally, we expect tax-related cash payments to be lower for the next several years as a result of the changes.
Details of financial results – third quarter 2025 compared with third quarter 2024
Revenue of $4.74 billion increased $591 million, or 14%, due to higher revenue from increased demand in our Analog segment and, to a lesser extent, in our Embedded Processing segment, which were both impacted by the macroeconomic factors discussed above.
Gross profit of $2.72 billion was up $249 million, or 10%, due to higher revenue, partially offset by higher manufacturing costs associated with our planned capacity expansions. As a percentage of revenue, gross profit decreased to 57.4% from 59.6%.
Operating expenses (R&D and SG&A) were $975 million compared with $920 million.
Restructuring charges/other was $85 million related to efforts to drive operational efficiencies to support our long-term strategy, including the planned closures of our two remaining factories with 150mm production.
Operating profit was $1.66 billion, or 35.1% of revenue, compared with $1.55 billion, or 37.4% of revenue. This change was primarily due to higher revenue, partially offset by higher manufacturing costs.
OI&E was $62 million of income compared with $131 million of income. This decrease was due to lower interest income.

Interest and debt expense of $141 million increased $10 million. See Note 6 to the financial statements.
Our provision for income taxes was $220 million compared with $192 million. This increase was primarily due to changes in the effect of U.S. tax benefits, including the effect of OBBBA, lower discrete tax benefits and higher income before income taxes. Our effective tax rate, which includes discrete tax items, was 14% compared with 12%.
Net income was $1.36 billion in both periods. EPS was $1.48 compared with $1.47.
Third quarter 2025 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q3 2025	Q3 2024	Change
Revenue	$3,729	$3,223	16%
Operating profit	1,486	1,316	13%
Operating profit % of revenue	39.8%	40.8%
Analog revenue increased in both product lines, led by Signal Chain, due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit increased primarily due to higher revenue, partially offset by higher manufacturing costs and operating expenses.
Embedded Processing (includes microcontrollers and processors)

	Q3 2025	Q3 2024	Change
Revenue	$709	$653	9%
Operating profit	108	109	(1)%
Operating profit % of revenue	15.2%	16.7%
Embedded Processing revenue increased due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit was about even due to higher manufacturing costs and operating expenses, offset by higher revenue.
Other (includes DLP® products, calculators and custom ASIC products)

	Q3 2025	Q3 2024	Change
Revenue	$304	$275	11%
Operating profit *	69	129	(47)%
Operating profit % of revenue	22.7%	46.9%
* Includes Restructuring charges/other
Other revenue increased $29 million, and operating profit decreased $60 million.
Details of financial results – first nine months of 2025 compared with first nine months of 2024
Revenue of $13.26 billion increased $1.63 billion, or 14%, due to higher revenue from increased demand in our Analog segment and, to a lesser extent, in our Embedded Processing segment, which were both impacted by the macroeconomic factors discussed above.
Gross profit of $7.61 billion was up $831 million, or 12%, due to higher revenue. Our gross profit was also impacted by higher manufacturing costs associated with our planned capacity expansions, partially offset by reduced costs related to increased factory loadings. As a percentage of revenue, gross profit decreased to 57.4% from 58.3%.
Operating expenses were $2.98 billion compared with $2.82 billion.

Restructuring charges/other was $85 million related to efforts to drive operational efficiencies to support our long-term strategy, including the planned closures of our two remaining factories with 150mm production, compared with a credit of $124 million primarily due to a gain on the sale of a property during 2024.
Operating profit was $4.55 billion, or 34.3% of revenue, compared with $4.09 billion, or 35.1% of revenue. This change was primarily due to higher revenue and associated gross profit, partially offset by higher operating expenses.
OI&E was $190 million of income compared with $384 million of income. This decrease was due to lower interest income.
Interest and debt expense of $402 million increased $24 million.
Our provision for income taxes was $500 million in both periods. This includes an increase in taxes from higher income before income taxes and changes in the effect of U.S. tax benefits, including the effect of OBBBA, offset by higher discrete tax benefits of $41 million, primarily related to our non-U.S. operations. Our effective tax rate, which includes discrete tax items, was 12% in both periods.
Net income was $3.84 billion compared with $3.59 billion. EPS was $4.18 compared with $3.89.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2025	YTD 2024	Change
Revenue	$10,391	$8,987	16%
Operating profit	4,017	3,371	19%
Operating profit % of revenue	38.7%	37.5%
Analog revenue increased in both product lines, led by Power, due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit increased primarily due to higher revenue and associated gross profit, partially offset by higher operating expenses.
Embedded Processing

	YTD 2025	YTD 2024	Change
Revenue	$2,035	$1,920	6%
Operating profit	233	294	(21)%
Operating profit % of revenue	11.4%	15.3%
Embedded Processing revenue increased due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit decreased primarily due to higher manufacturing costs and operating expenses, partially offset by higher revenue.
Other

	YTD 2025	YTD 2024	Change
Revenue	$833	$727	15%
Operating profit *	300	423	(29)%
Operating profit % of revenue	36.0%	58.2%
* Includes Restructuring charges/other
Other revenue increased $106 million, and operating profit decreased $123 million.

Financial condition
At the end of the third quarter of 2025, total cash (cash and cash equivalents plus short-term investments) was $5.19 billion, a decrease of $2.39 billion from the end of 2024.
Accounts receivable were $2.06 billion, an increase of $343 million compared with the end of 2024. Days sales outstanding were 39 for both the third quarter of 2025 and at the end of 2024.
Inventory was $4.83 billion, an increase of $302 million from the end of 2024. Days of inventory for the third quarter of 2025 were 215 compared with 241 at the end of 2024, which reflects the continued execution of our inventory strategy. As our current inventory levels align with our objectives, we expect to moderate factory loadings accordingly.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of September 30, 2025, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first nine months of 2025 were $4.90 billion, an increase of $579 million from the year-ago period primarily due to higher net income and non-cash items, partially offset by higher cash used for working capital. Cash flows from operating activities for the first nine months of 2025 and 2024 includes cash benefits of $246 million and $532 million, respectively, from the CHIPS Act ITC used to reduce income taxes payable.
Investing activities for the first nine months of 2025 used $763 million compared with $3.82 billion in the year-ago period. Capital expenditures were $3.63 billion in both periods and were primarily for semiconductor manufacturing equipment and facilities. For the first nine months of 2025, we received proceeds of $335 million from CHIPS Act incentives, including $75 million in direct funding. Short-term investments provided cash of $2.55 billion compared with $346 million of cash used in the year-ago period.
We are now mostly through a six-year elevated capital expenditures cycle, and consistent with our capital management strategy, we are currently evaluating our capital expenditure levels to determine if they will remain at elevated levels in 2026 and beyond, dependent on revenue and growth expectations. We expect to continue benefiting from the CHIPS Act, including the 25% ITC on qualifying manufacturing investments that increases to 35% for assets placed in service after December 31, 2025, and direct funding of up to $1.6 billion for our three large-scale 300mm wafer fabs located in Sherman, Texas, and Lehi, Utah.
In September 2025, we announced we would increase our quarterly cash dividend by 4% to $1.42 per share, marking 22 consecutive years of dividend increases.
Financing activities for the first nine months of 2025 used $4.03 billion compared with $879 million in the year-ago period. We received net proceeds of $1.20 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $750 million. In the year-ago period, we received net proceeds of $2.98 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $300 million. Dividends paid were $3.71 billion compared with $3.56 billion in the year-ago period, reflecting an increased dividend rate. We used $1.07 billion to repurchase 6.1 million shares of our common stock compared with $392 million to repurchase 2.0 million shares in the year-ago period. Employee exercises of stock options provided cash proceeds of $358 million compared with $430 million in the year-ago period.
We had $3.31 billion of cash and cash equivalents and $1.88 billion of short-term investments as of September 30, 2025. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2025	2024	Change
Cash flow from operations (GAAP) *	$6,897	$6,244	10%
Capital expenditures	(4,817)	(4,776)
Proceeds from CHIPS Act incentives	335	—
Free cash flow (non-GAAP)	$2,415	$1,468	65%

Revenue	$17,266	$15,711

Cash flow from operations as a percentage of revenue (GAAP)	39.9%	39.7%
Free cash flow as a percentage of revenue (non-GAAP)	14.0%	9.3%
* Includes cash benefits of $302 million and $532 million from the CHIPS Act ITC used to reduce income taxes payable for the twelve months ended September 30, 2025 and 2024, respectively.

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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 - 31, 2025	34,171	$187.28	34,171	$19.31	billion
August 1 - 31, 2025	191,418	189.84	191,418	19.27	billion
September 1 - 30, 2025	433,795	181.71	433,795	19.19	billion (b)
Total	659,384		659,384

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.

(b)As of September 30, 2025, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.

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

Date: October 23, 2025