Form 10-K
period 2025-12-31
TEXAS INSTRUMENTS INC
filed 2026-02-06
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $188,509,303,179 as of June 30, 2025.
907,550,774 (Number of shares of common stock outstanding as of January 27, 2026)
Part III hereof incorporates information by reference to the Registrant’s proxy statement for the 2026 annual meeting of stockholders.

PART I
ITEM 1. Business
We design and manufacture semiconductors that we sell to electronics designers and manufacturers all over the world. Our operations began in 1930, and we are incorporated in Delaware. With headquarters in Dallas, Texas, we have design, manufacturing or sales operations in more than 30 countries. Our two reportable segments are Analog and Embedded Processing, and we report the results of our remaining business activities in Other. In 2025, we generated $17.68 billion of revenue.
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
As engineers, we are fortunate to work on exciting technology that helps our customers innovate to create a better world. Technology is the foundation of our company, but ultimately, our objective and the best metric for owners to measure our progress is through the growth of free cash flow per share over the long term.
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
The second element of our strategy to maximize free cash flow per share growth is disciplined allocation of capital. This spans how we select R&D projects, develop new capabilities, invest in manufacturing capacity or how we think about acquisitions and returning cash to our owners. Over a 10-year period from 2016 to 2025, we allocated $109 billion, which reinforces the importance of discipline in capital allocation. The largest allocation over this period was to drive organic growth, which includes investments in R&D, sales and marketing, capital expenditures and working capital for inventory. In this period, we allocated about $24 billion to capital expenditures to support future revenue growth, which will be a greater component of free cash flow per share growth going forward, as we are near completion of our six-year elevated capital expenditures cycle. Beyond that, we also allocated capital to dividends and share repurchases. Dividends are designed to appeal to a broad set of investors, and share repurchases are made with the goal of the accretive capture of future free cash flow for long-term investors. Lastly, for inorganic growth, we consider acquisitions that meet our financial and strategic objectives.
The third element of our strategy is efficiency, which we think of as constantly striving for more output for every dollar spent. This is about investing in the most impactful areas to maximize the growth of long-term free cash flow per share; it is not just about optimizing cost cutting to get to the last dollar of expense. We bring this philosophy of efficiency and continuous improvement to all areas of the company, and this focus on efficiency contributes to revenue growth, improved gross margins, disciplined R&D and SG&A expense, free cash flow margins and ultimately to free cash flow per share growth.

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
Product information
Semiconductors are electronic components that serve as the building blocks inside modern electronic systems and equipment. Semiconductors, generally known as “chips,” combine multiple transistors to form a complete electronic circuit. We have a diverse product portfolio that is used to accomplish many different things, such as converting and amplifying signals, interfacing with other devices, managing and distributing power, and processing data. This broad portfolio includes more than 80,000 products that are integral to almost every type of electronic equipment.
Our segments represent groups of products that have similar design and development requirements, product characteristics and manufacturing processes. Our segments also reflect how management allocates resources and measures results.
Analog
Our Analog segment generated $14.01 billion of revenue in 2025. Analog semiconductors change real-world signals, such as sound, temperature, pressure or light, by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as embedded processors. Analog semiconductors are also used to manage power in all electronic equipment by converting, distributing, storing, discharging, isolating and measuring electrical energy, whether the equipment is plugged into a wall or using a battery. As the digitization of electronics continues, there is a growing need and opportunity for analog chips to provide the power to run devices and the critical interfaces with human beings, the real world and other electronic devices. Our Analog products are used in many markets, including industrial, automotive, data center, personal electronics and communications equipment.
Sales of our Analog products generated about 79% of our revenue in 2025.
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
Signal Chain
Signal Chain includes products that sense, condition and measure real-world signals and convert them into data that can be transferred or converted for further processing and control. Our Signal Chain products include amplifiers, data converters, interface products, motor drives, clocks, logic and sensing products.
Embedded Processing
Our Embedded Processing segment generated $2.70 billion of revenue in 2025. Embedded Processing products are the digital “brains” of many types of electronic equipment. They are designed to handle specific tasks and can be optimized for various combinations of performance, power and cost, depending on the application. Our products vary from wireless connectivity and simple, low-cost devices such as microcontrollers to highly specialized devices such as radar and vision processing. Our Embedded Processing products are used in many markets, particularly industrial and automotive.
An important characteristic of our Embedded Processing products is that our customers often invest their own R&D to develop software that operates on our products. This investment tends to increase the length of our customer relationships because many customers prefer to reuse software from one product generation to the next.

Sales of Embedded Processing products generated about 15% of our revenue in 2025.
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
Other
We report the results of our remaining business activities in Other, which includes operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments. Other generated $979 million of revenue in 2025 and includes revenue from DLP® products (primarily used to project high-definition images), calculators and certain custom semiconductors known as application-specific integrated circuits (ASICs).
In Other, we also include items that are not used in evaluating the results of or in allocating resources to our segments. Examples of these items include acquisition, integration and restructuring charges, as well as certain corporate-level items, such as litigation expenses, environmental costs and gains and losses from other activities, including asset dispositions.

Markets for our products
The table below lists the markets for our products in 2025 and the estimated percentage of our 2025 revenue that the market represented. In 2025, we realigned our markets to better reflect the growth opportunities for our analog and embedded products. The table also lists, in declining order of our revenue, the sectors within each market.

Market	Sector
Industrial	Industrial automation
(33% of TI revenue)	Aerospace & defense
Energy infrastructure
Building automation
Medical & healthcare
Test & measurement
Other industrial equipment
Appliances
Power delivery
Robotics
Automotive	Infotainment & cluster
(33% of TI revenue)	Advanced driver assistance systems (ADAS)
Body electronics & lighting
Hybrid, electric & powertrain systems
Chassis control & safety
Data center	Data center compute
(9% of TI revenue)	Data center networking
Rack power & thermal management
Personal electronics	Mobile phones
(21% of TI revenue)	PC & notebooks
Portable electronics
Home theater & entertainment
Connected peripherals & printers
TV
Tablets
Wearables (non-medical)
Gaming
Data storage
Communications equipment	Wireless infrastructure
(3% of TI revenue)	Wired networking
Broadband fixed line access
In addition, we sell calculators, which was about 1% of our revenue.
Market characteristics
Competitive landscape
Despite consolidation, the analog and embedded processing markets remain highly fragmented. As a result, we face significant global competition from dozens of large and small companies, including both broad-based suppliers and niche suppliers. Our competitors also include emerging companies, particularly in Asia.

We believe that competitive performance in the semiconductor market generally depends on many factors, including the breadth of a company’s product line, the strength and reach of its channels to market, technological innovation, product development execution, technical support, customer service, quality, reliability, price, and manufacturing capacity and capabilities, such as process and package technologies that provide differentiated levels of performance and a structural cost advantage. In addition, customers’ prior investments in software development is also a competitive factor for our embedded processing products.
Semiconductor cycle
The semiconductor cycle refers to the ebb and flow of supply and demand and the building and depleting of inventories. It has been characterized by periods of tight supply caused by strengthening demand and/or insufficient manufacturing capacity, followed by periods of surplus inventory caused by weakening demand and/or excess manufacturing capacity. These are typically referred to as upturns and downturns in the semiconductor cycle. Semiconductor cycles are affected by the significant time and money required to build and maintain semiconductor manufacturing facilities.
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
We market and sell our products through direct sales channels, including our website and broad sales and marketing team, and, to a lesser extent, through distributors. Over the past several years, we have been investing in new capabilities to build closer direct customer relationships. In 2025, more than 80% of our revenue was direct, which includes TI.com. Our investments in new and improved capabilities to directly support our customers include order fulfillment services, inventory programs, business processes and logistics and website and e-commerce capabilities. Closer direct relationships with our customers help to strengthen our reach of market channel advantage and give us access to more customers and more of their design projects, leading to opportunities to sell more of our products into each design. Additionally, broader and deeper access gives us better insight and knowledge of customer needs.
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
We own and operate semiconductor manufacturing facilities in North America, Asia, Japan and Europe. These include both wafer fabrication (fab) and assembly/test facilities.
We invest in manufacturing technologies and do most of our manufacturing in-house. This strategic decision to make manufacturing and technology a core competitive advantage provides us with tangible benefits of lower manufacturing costs and greater control of our supply chain, offering our customers geopolitically dependable capacity. We have focused on creating a competitive manufacturing structural cost advantage by investing in our 300mm capacity, as an unpackaged chip built on a 300mm wafer costs about 40% less than an unpackaged chip built on a 200mm wafer.

We continue to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity plan to meet demand over time. Semiconductor growth in electronics, particularly in industrial, automotive and data center markets, is expected to continue well into the future. In 2025, we continued qualifying and ramping production at our newest 300mm wafer fabs in Richardson and Sherman, Texas, and Lehi, Utah. These fabs are well positioned to support customer demand, external foundry transfers and internal transfers from our legacy 150mm facilities.
We expect to maintain sufficient internal manufacturing capacity to meet the majority of our production needs and to obtain manufacturing equipment to support new technology developments and revenue growth. In 2025, we sourced the majority of our wafer fabrication, as well as assembly and test, internally. To supplement our internal manufacturing capacity, we selectively use the capacity of outside suppliers, commonly known as foundries and subcontractors. We source materials, parts and supplies from a diverse set of suppliers globally. The materials, parts and supplies essential to our business are generally available. Our multisite, multiflow production strategy, paired with our business continuity program and global supplier network, supports supply continuity if shortages occur and if materials are available from limited suppliers or geographies.
We assess and are careful to address potential health, safety and environmental risks presented by our operations, including our manufacturing operations, and our efforts are focused on improving how we responsibly and sustainably manufacture our products.
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

Name	Age	Position
Ahmad Bahai	63	Senior Vice President
Mark Gary	51	Senior Vice President
Haviv Ilan	57	Director, Chairman of the Board, President and Chief Executive Officer
Katie Kane	41	Senior Vice President, Secretary and General Counsel
Hagop Kozanian	43	Senior Vice President
Shanon Leonard	50	Senior Vice President
Rafael Lizardi	53	Senior Vice President and Chief Financial Officer
Mark Roberts	50	Senior Vice President
Amichai Ron	48	Senior Vice President
Christine Witzsche	41	Senior Vice President
Mohammad Yunus	48	Senior Vice President
The term of office of these officers is from the date of their election until their successor shall have been elected and qualified. All have been employees of the company for more than five years. Messrs. Bahai, Gary, Ilan, Kozanian, Lizardi and Ron have served as executive officers of the company for more than five years. Mr. Roberts and Ms. Witzsche became executive officers in 2021. Mr. Leonard became an executive officer in 2022. Ms. Kane and Mr. Yunus became executive officers in 2024.
Human capital management
At December 31, 2025, we had about 33,000 employees worldwide. Of those, about 90% were in R&D, sales or manufacturing. Our objective for human capital management is to recruit, develop and retain the best talent possible. As a technology and manufacturing company, our success is grounded in having strong engineering talent and a reliable factory workforce. We have a promote-from-within culture and offer training and development programs that provide the opportunity to quickly gain experience in different areas. In 2025, our turnover rate was 10.1%.
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
We have facilities in more than 30 countries. About 60% of our revenue comes from customers with headquarter locations outside the United States. Revenue from end customers headquartered in China represented about 20% of our revenue in 2025, while revenue from products shipped into China represented about 50% of our revenue in 2025. We also continue to expand our offerings of online transactions and services worldwide.
The semiconductor industry has recently been the focus of increased regulatory activity and scrutiny, which has contributed to variability in global trade conditions and supply chains. Certain countries where we operate, particularly the United States and China, have experienced, and other countries may experience, geopolitical tensions and administrative measures that affect global trade and macroeconomic conditions through the imposition of tariffs, including tariffs specific to the products that we sell, import or export restrictions, trade embargoes and sanctions, restrictions on cross-border investment and other trade barriers applicable to the semiconductor industry. Geopolitical tensions and administrative measures could limit our access to markets or impact our ability to deliver products, support customers, purchase or receive manufacturing equipment or materials, limit our suppliers’ and customers’ access to our products, or cause customers to seek alternate suppliers, which could adversely affect our operations and financial results.
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
We face intense technological and pricing competition in the markets in which we operate. We expect this competition will continue to increase from large competitors and from small competitors serving niche markets, and also from emerging companies, particularly in Asia, that sell products into the same markets in which we operate. For example, we may face increased competition as a result of China actively promoting and reshaping its domestic semiconductor industry through policy changes and investment, which could prevent us from competing effectively. Certain competitors possess sufficient financial, technical and management resources and utilize available incentives offered by various countries and government entities to develop and market products that may compete favorably against our products, and consolidation among our competitors may allow them to compete more effectively. The price and product development pressures that result from competition may lead to reduced profit margins and lost business opportunities in the event that we are unable to match the price declines or cost efficiencies, or meet the technological, product, support, software or manufacturing advancements of our competitors.

Changes in expected demand for our products could have a material adverse effect on our results of operations.
Our customers include companies in a wide range of markets and sectors within those markets. If demand in one or more sectors within our markets declines or the rate of growth slows, our results of operations may be adversely affected. The cyclical nature of the semiconductor market occasionally leads to significant and rapid increases and decreases in product demand. Additionally, the loss or significant curtailment of purchases by one or more of our large customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers, the timing of customer or distributor inventory adjustments, changes in demand for customer products, tariffs, export controls or other trade measures, may adversely affect our results of operations and financial condition.
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
In particular, our manufacturing processes and critical manufacturing equipment, and those of our suppliers, require that certain key materials, services and utilities be available. Geopolitical tensions are disrupting and reshaping global supply chains, and suppliers of these items have and might continue to extend lead times, limit supply or increase prices due to factors beyond our control. Further, certain key materials used in semiconductor manufacturing are primarily sourced from limited geographies. Governments have adopted or proposed measures, including export controls on certain minerals, materials and equipment, that could adversely affect equipment and material availability, cost or movement. Limited or delayed access to and high costs of key materials, services and utilities could adversely affect our results of operations.
Our inability to timely implement new manufacturing technologies, install manufacturing equipment or secure necessary personnel for manufacturing operations could adversely affect our results of operations. We have made and will continue to make investments in manufacturing capacity consistent with our capital management strategy, and we might not realize our expected return on those investments. We subcontract a portion of our wafer fabrication and assembly and testing of our products, and we depend on third parties (including contractors and other service providers) to support key portions of our operations (including manufacturing operations and advanced logic manufacturing process technology development) and to construct our facilities. We do not have long-term contracts with all of these suppliers, and the number of alternate suppliers is limited. Reliance on these suppliers involves risks, including possible shortages of capacity in periods of high demand, suppliers’ inability to develop and deliver advanced logic manufacturing process technology or build facilities in a timely, cost-effective, and appropriate manner, the possibility of suppliers’ imposition of increased costs on us and the unauthorized disclosure or use of our intellectual property. In addition, failure by these suppliers to fulfill expectations, commitments and responsibilities in accordance with agreed terms or applicable laws, rules and regulations (including health, safety, forced labor, human trafficking and supply chain standards) could adversely affect our results of operations, financial condition and reputation.

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
Claims based on warranty, product liability, epidemic or delivery failures, or other grounds relating to our products, software, manufacturing, services, designs, communications or cybersecurity could lead to significant expenses as we defend the claims or pay damage awards or settlements. In the event of a claim, we would also incur costs if we decide to compensate the affected customer or end consumer. Any such claims may also cause us to write off the value of related inventory. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. In addition, it is possible for a customer to recall a product containing a TI part, for example with respect to products used in automotive applications or handheld electronics, which may cause us to incur costs and expenses relating to the recall. Improper, incorrect, illicit or unauthorized storage, handling, modification, diversion or use of our products, or use of counterfeit products, by third parties could result in reputational harm. Any of these events could adversely affect our results of operations, financial condition and reputation.
Our results of operations could be adversely affected by distributors’ promotion of competing product lines or our distributors’ financial performance and operations.
In 2025, less than 20% of our revenue was generated from sales of our products through distributors. Our distributors carry competing product lines, and our sales could be affected if semiconductor distributors promote competing products over our products. Moreover, our results of operations could be affected if our distributors are subject to administrative measures that materially affect their ability to operate or our ability to supply customers with products or if our distributors suffer financial difficulties that result in their inability to pay amounts owed to us. Disputes with current or former distributors could be disruptive or harmful to our business.
Our margins vary.
Our profit margins vary due to a number of factors, which may include customer demand and shipment volume; capital expenditures and resulting depreciation; our manufacturing processes; product mix; inventory levels; tariffs; freight costs; and new accounting pronouncements or changes in existing accounting practices or standards. In addition, we operate in a highly competitive market environment that might adversely affect pricing for our products. Because we own much of our manufacturing capacity, a significant portion of our operating costs is fixed. With our capacity expansions, capital expenditures and depreciation have increased. In general, these fixed costs do not decline with reductions in customer demand or factory loadings, and can adversely affect profit margins as a result.

Legal and regulatory risks
Our operations could be affected by the complex laws, rules and regulations to which our business is subject.
We are subject to complex laws, rules and regulations on an international, national and local level that affect our domestic and international operations relating to, for example, the environment and climate change; safety; health; trade, including import and export; bribery and corruption; financial reporting; tax; data privacy and protection; labor and employment; competition; facilities and code compliance; market access; pandemics, epidemics or other public health crises; intellectual property ownership and infringement; and the movement of currency. Compliance with these laws, rules and regulations may be onerous and expensive and could restrict our ability to manufacture or ship our products and operate our business. From time to time, we receive inquiries from government entities, which could result in enforcement actions or litigation leading to potential disruptions to our operations, or significant fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.
As reporting and disclosure requirements evolve, the failure, or perceived failure, to meet applicable reporting standards or regulatory expectations could adversely affect our results of operations and reputation.
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
We have facilities in more than 30 countries and as a result are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. If our tax rate increases, our results of operations could be adversely affected. A number of factors could cause our tax rate to increase, including changes in the jurisdictions in which our profits are earned and taxed; changes in the mix of profits from those jurisdictions; changes in available tax credits or deductions, including for amounts relating to stock compensation; changes in applicable tax rates; changes in tariff regulations or surcharges; changes in accounting principles; or adverse resolution of audits by taxing authorities. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations or in our business performance could affect our ability to realize those deferred tax assets, which could also affect our results of operations.
We are subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. These laws and regulations can be complex and subject to interpretation. In addition, many countries have enacted or begun the process of enacting laws that align with the Organisation for Economic Cooperation and Development’s Base Erosion and Profit Shifting recommendations; application of these laws to U.S.-based multinational corporations remains uncertain. Changes in laws and regulations could affect the jurisdictions in which our profits are earned and taxed, which could in turn affect our results of operations. Each quarter we forecast our tax expense based on our forecast of our performance for the year. If that performance forecast changes, our forecasted tax expense will change.
We have received and may in the future continue to receive government incentives, including but not limited to tax incentives, designed to encourage certain investments in our operations. We may be subject to increased scrutiny from government entities, shareholders and others on how these incentives are earned and spent. Such incentives could be subject to reduction, modification, clawback or termination, and such changes to these incentives could adversely affect our results of operations, financial condition and reputation.

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
We maintain bank accounts, a portfolio of investments, access to one or more revolving credit facilities and the ability to issue debt to support the financing needs of the company. Our ability to fund our operations, invest in our business, make strategic acquisitions, service our debt obligations and meet our cash return objectives depends upon continuous access to our bank and investment accounts, and may depend on access to our bank credit lines that support commercial paper borrowings and provide additional liquidity through short-term bank loans. If we are unable to access these accounts and credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected and our ability to access the capital markets or redeem our investments could be restricted.
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

	Analog	Embedded Processing
North Texas (Dallas, Richardson and Sherman)	X	X
Lehi, Utah	X	X
South Portland, Maine	X
Tucson, Arizona	X
Santa Clara, California *	X
Houston, Texas		X
Chengdu, China **	X	X
Shanghai, China *	X	X
Freising, Germany	X	X
Bangalore, India **	X	X
Aizu, Japan	X	X
Miho, Japan	X	X
Kuala Lumpur, Malaysia **	X	X
Melaka, Malaysia **	X
Aguascalientes, Mexico *	X
Baguio, Philippines **	X	X
Pampanga (Clark), Philippines **	X	X
Taipei, Taiwan **	X	X
*Leased.
**    Portions of the facilities are leased and owned. This may include land leases, particularly for non-U.S. sites.
Our facilities in the United States contained approximately 17.8 million square feet at December 31, 2025, of which approximately 0.6 million square feet were leased. Our facilities outside the United States contained approximately 12.8 million square feet at December 31, 2025, of which approximately 2.4 million square feet were leased.
At the end of 2025, we occupied substantially all of the space in our facilities.
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
ITEM 4. Mine safety disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities
TI common stock is quoted on The Nasdaq Global Select Market under the ticker symbol TXN. At December 31, 2025, we had 10,238 stockholders of record.
The following table contains information regarding our purchases of our common stock during the fourth quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 - 31, 2025	1,164,512	$172.04	1,164,512	$18.99	billion
November 1 - 30, 2025	1,207,699	159.26	1,207,699	18.80	billion
December 1 - 31, 2025	63,692	170.58	63,692	18.79	billion (b)
Total	2,435,903		2,435,903
(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively.
(b)As of December 31, 2025, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022. No expiration date has been specified for these authorizations.
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
(c)The reach of our market channels that gives access to more customers and more of their design projects, leading to better insight and knowledge of customer needs and the opportunity to sell more of our products into each design.
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
For more information about market and business characteristics, see the Business discussion in Item 1 of this Form 10-K.
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
◦Our LFAB facility, which primarily supports our Embedded Processing business, was purchased as an operating fab and is in the early stages of ramping, so we expect factory loadings to increase over time. Until LFAB ramps, we expect Embedded to carry manufacturing costs that disproportionately affect Embedded Processing operating profit as compared to Analog.
•For an explanation of free cash flow, see the Non-GAAP financial information section.
•All dollar amounts in the tables are stated in millions of U.S. dollars.
Our results of operations provides details of our financial results for 2025 and 2024 and year-to-year comparisons between 2025 and 2024. Discussion of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Performance summary
Our strategic focus is on analog and embedded processing products. We sell our products into the following markets: industrial, automotive, data center, personal electronics and communications equipment. While all of these markets represent good opportunities, we place additional strategic emphasis on designing and selling our products into the industrial, automotive and data center markets, which we believe represent the best long-term growth opportunities.
Our focus on analog and embedded processing allows us to generate strong cash flow from operations. Our cash flow from operations of $7.15 billion underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow was $2.94 billion and represented 16.6% of revenue. During 2025, we invested $3.94 billion in R&D and SG&A, invested $4.55 billion in capital expenditures and returned $6.48 billion to shareholders.
Macroeconomic factors
In 2025, the overall analog and embedded semiconductor market recovery continued, though at a slower pace than prior upturns, likely related to broader macroeconomic dynamics and overall uncertainty. At the same time, global semiconductor shipments remain at levels below the prior peak. In addition, growth of semiconductor content in electronics has continued to drive demand for our products, particularly in the automotive, industrial and data center end markets, and we believe we are well-positioned with inventory and capacity to meet immediate customer demand.
U.S. legislative update
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). The OBBBA provides changes to U.S. federal tax law, including expensing of U.S. research expenditures and eligible capital expenditures, increasing the U.S. CHIPS and Science Act (CHIPS Act) investment tax credit (ITC) and changing other tax provisions. The effect of the new law resulted in a higher effective tax rate in 2025. For 2026 and beyond, we expect the effective tax rate and tax-related cash payments to be lower than they would have been under prior tax law.

Details of financial results – 2025 compared with 2024
Revenue of $17.68 billion increased $2.04 billion, or 13.0%, due to higher revenue from increased demand in our Analog segment and, to a lesser extent, in our Embedded Processing segment, which were both impacted by the macroeconomic factors discussed above.
Gross profit of $10.08 billion was up $989 million, or 10.9%, due to higher revenue. Our gross profit was also impacted by higher manufacturing costs associated with our planned capacity expansions, partially offset by reduced costs related to increased factory loadings. As a percentage of revenue, gross profit decreased to 57.0% from 58.1%.
Operating expenses (R&D and SG&A) were $3.94 billion compared with $3.75 billion.
Restructuring charges/other was $117 million due to efforts to drive operational efficiencies to support our long-term strategy, including the planned closures of our two remaining factories with 150mm production, as well as a non-cash goodwill impairment related to our custom ASIC products. During 2024, we recognized a credit of $124 million primarily due to a gain on the sale of a property. See Note 11 to the financial statements.
Operating profit was $6.02 billion, or 34.1% of revenue, compared with $5.47 billion, or 34.9% of revenue. This increase was primarily due to higher revenue and associated gross profit, partially offset by higher operating expenses.
Other income and expense (OI&E) was $230 million of income compared with $496 million of income. This decrease was due to lower interest income. See Note 11 to the financial statements.
Interest and debt expense of $543 million increased $35 million due to the issuance of additional long-term debt. See Note 8 to the financial statements.
Our provision for income taxes was $709 million compared with $654 million. This increase was primarily due to changes in the effect of U.S. tax benefits, including the effect of OBBBA, and higher income before income taxes, partially offset by higher discrete tax benefits of $37 million, primarily related to our non-U.S. operations. Our effective tax rate, which includes discrete tax items, was 12.4% in 2025 compared with 12.0% in 2024. See Note 4 to the financial statements for a reconciliation of the U.S. statutory corporate tax rate to our effective tax rate.
Net income was $5.00 billion compared with $4.80 billion. EPS was $5.45 compared with $5.20.
Segment results – 2025 compared with 2024
Analog (includes Power and Signal Chain product lines)

	2025	2024	Change
Revenue	$14,006	$12,161	15%
Operating profit	5,412	4,608	17%
Operating profit % of revenue	38.6%	37.9%
Analog revenue increased in both product lines about evenly due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit increased primarily due to higher revenue and associated gross profit, partially offset by higher operating expenses.
Embedded Processing (includes microcontrollers and processors)

	2025	2024	Change
Revenue	$2,697	$2,533	6%
Operating profit	304	352	(14)%
Operating profit % of revenue	11.3%	13.9%

Embedded Processing revenue increased due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit decreased primarily due to higher manufacturing costs and operating expenses, partially offset by higher revenue.
Other (includes DLP® products, calculators and custom ASIC products)

	2025	2024	Change
Revenue	$979	$947	3%
Operating profit *	307	505	(39)%
Operating profit % of revenue	31.4%	53.3%
*Includes Restructuring charges/other
Other revenue increased $32 million, and operating profit decreased $198 million.
Financial condition
At the end of 2025, total cash (cash and cash equivalents plus short-term investments) was $4.88 billion, a decrease of $2.70 billion from the end of 2024.
Accounts receivable were $1.96 billion, an increase of $244 million compared with the end of 2024. Days sales outstanding at the end of 2025 were 40 compared with 39 at the end of 2024.
Inventory was $4.80 billion, an increase of $277 million from the end of 2024. Days of inventory at the end of 2025 were 222 compared with 241 at the end of 2024, which reflects the continued execution of our inventory strategy.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of December 31, 2025, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for 2025 were $7.15 billion, an increase of $835 million primarily due to higher net income and non-cash items, partially offset by higher cash used for working capital. Cash flows from operating activities for 2025 and 2024 include cash benefits of $335 million and $588 million, respectively, from the CHIPS Act ITC used to reduce income taxes payable.
Investing activities for 2025 used $1.44 billion compared with $3.20 billion in 2024. Capital expenditures were $4.55 billion compared with $4.82 billion in 2024 and were primarily for semiconductor manufacturing equipment and facilities in both periods. In 2025, we received proceeds of $335 million from CHIPS Act incentives, including $75 million in direct funding. Short-term investments provided cash proceeds of $2.78 billion in 2025 compared with $1.47 billion in 2024.
We are nearing the end of our six-year elevated capital expenditures cycle, and consistent with our capital management strategy, we are expecting to spend about $2 billion to $3 billion in 2026. Beyond 2026, capital expenditures will be dependent on revenue and growth expectations. We expect to continue benefiting from the CHIPS Act, including the 35% ITC on qualifying manufacturing investments for assets placed in service after December 31, 2025, and direct funding of up to $1.6 billion for our three large-scale 300mm wafer fabs located in Sherman, Texas, and Lehi, Utah.
Financing activities for 2025 used $5.69 billion compared with $2.88 billion in 2024. In 2025, we received net proceeds of $1.20 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $750 million. In 2024, we received net proceeds of $2.98 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $600 million. Dividends paid in 2025 were $5.00 billion compared with $4.80 billion in 2024, reflecting an increased dividend rate. We used $1.48 billion to repurchase 8.5 million shares of our common stock compared with $929 million used in 2024 to repurchase 4.7 million shares. Employee exercises of stock options provided cash proceeds of $400 million compared with $517 million in 2024.

We had $3.23 billion of cash and cash equivalents and $1.66 billion of short-term investments as of December 31, 2025. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments and other business requirements for at least the next 12 months.
As announced on February 4, 2026, we have entered into a definitive agreement to acquire Silicon Labs for $231.00 per share in an all-cash transaction, representing a total enterprise value of approximately $7.5 billion. Under the terms of the agreement, Silicon Labs stockholders will receive $231.00 in cash for each share of Silicon Labs common stock they hold at the time of closing, which is currently expected to close in the first half of 2027, subject to receipt of regulatory approvals and other customary closing conditions, including approval by Silicon Labs stockholders. We expect to fund the transaction with a combination of cash on hand and debt financing to be arranged prior to closing.
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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For Years Ended December 31,
	2025	2024
Cash flow from operations (GAAP) *	$7,153	$6,318
Capital expenditures	(4,550)	(4,820)
Proceeds from CHIPS Act incentives	335	—
Free cash flow (non-GAAP)	$2,938	$1,498

Revenue	$17,682	$15,641

Cash flow from operations as a percentage of revenue (GAAP)	40.5%	40.4%
Free cash flow as a percentage of revenue (non-GAAP)	16.6%	9.6%
*    Includes cash benefits of $335 million and $588 million from the CHIPS Act ITC used to reduce income taxes payable for 2025 and 2024, respectively.
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
Our balance sheet also reflects amounts remeasured from non-U.S. dollar currencies. Because most of the aggregate non-U.S. dollar balance sheet exposure is hedged by forward currency exchange contracts, which are based on year-end 2025 balances and currency exchange rates, a hypothetical 10% plus or minus fluctuation in non-U.S. currency exchange rates relative to the U.S. dollar would result in a pretax currency exchange gain or loss of approximately $5 million.
We use these forward currency exchange contracts to reduce the earnings impact that exchange rate fluctuations may have on our non-U.S. dollar net balance sheet exposures. As of December 31, 2025, we had forward currency exchange contracts outstanding with a notional value of $675 million to hedge net balance sheet exposures (including $174 million to sell Malaysian ringgit, $169 million to buy Indian rupee and $107 million to sell British pounds). Similar hedging activities existed at year-end 2024.
Interest rate risk
We have the following potential exposure to changes in interest rates: (i) the effect of changes in interest rates on the fair value of our investments in cash equivalents and short-term investments, which could produce a gain or a loss; and (ii) the effect of changes in interest rates on the fair value of our debt.
As of December 31, 2025, a hypothetical 100 basis point increase in interest rates would decrease the fair value of our investments in cash equivalents and short-term investments by about $11 million and decrease the fair value of our long-term debt by $969 million. Because interest rates on our long-term debt are fixed, changes in interest rates would not affect the cash flows associated with long-term debt.

ITEM 8. Financial statements and supplementary data
List of financial statements:
•Income for each of the three years in the period ended December 31, 2025.
•Comprehensive income for each of the three years in the period ended December 31, 2025.
•Balance sheets as of December 31, 2025 and 2024.
•Cash flows for each of the three years in the period ended December 31, 2025.
•Stockholders’ equity for each of the three years in the period ended December 31, 2025.
•Reports of independent registered public accounting firm (PCAOB ID: 42).
Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

Consolidated Statements of Income	For Years Ended December 31,
(In millions, except per-share amounts)	2025	2024	2023
Revenue	$17,682	$15,641	$17,519
Cost of revenue (COR)	7,599	6,547	6,500
Gross profit	10,083	9,094	11,019
Research and development (R&D)	2,083	1,959	1,863
Selling, general and administrative (SG&A)	1,860	1,794	1,825
Restructuring charges/other	117	(124)	—
Operating profit	6,023	5,465	7,331
Other income (expense), net (OI&E)	230	496	440
Interest and debt expense	543	508	353
Income before income taxes	5,710	5,453	7,418
Provision for income taxes	709	654	908
Net income	$5,001	$4,799	$6,510

Earnings per common share (EPS):
Basic	$5.47	$5.24	$7.13
Diluted	$5.45	$5.20	$7.07

Average shares outstanding:
Basic	909	912	908
Diluted	913	919	916

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$5,001	$4,799	$6,510
Income allocated to RSUs	(28)	(24)	(33)
Income allocated to common stock for diluted EPS	$4,973	$4,775	$6,477
See accompanying notes.

Consolidated Statements of Comprehensive Income	For Years Ended December 31,
(In millions)	2025	2024	2023
Net income	$5,001	$4,799	$6,510
Changes in other comprehensive income (loss), net of tax
Net actuarial losses of defined benefit plans:
Adjustments	59	53	27
Recognized within net income	14	10	15
Prior service cost (credit) of defined benefit plans:
Adjustments	(18)	—	—
Recognized within net income	1	1	1
Available-for-sale investments and other:
Adjustments	(1)	1	6
Other comprehensive income (loss)	55	65	49
Total comprehensive income	$5,056	$4,864	$6,559
See accompanying notes.

Consolidated Balance Sheets	December 31,
(In millions, except par value)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,225	$3,200
Short-term investments	1,656	4,380
Accounts receivable, net of allowances of ($22) and ($21)	1,963	1,719
Raw materials	465	395
Work in process	2,372	2,214
Finished goods	1,967	1,918
Inventories	4,804	4,527
Prepaid expenses and other current assets	2,102	1,200
Total current assets	13,750	15,026
Property, plant and equipment at cost	17,682	15,254
Accumulated depreciation	(5,362)	(3,907)
Property, plant and equipment	12,320	11,347
Goodwill	4,330	4,362
Deferred tax assets	967	936
Capitalized software licenses	238	257
Overfunded retirement plans	324	233
Other long-term assets	2,656	3,348
Total assets	$34,585	$35,509

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$500	$750
Accounts payable	756	820
Accrued compensation	829	839
Income taxes payable	67	159
Accrued expenses and other liabilities	1,007	1,075
Total current liabilities	3,159	3,643
Long-term debt	13,548	12,846
Underfunded retirement plans	124	110
Deferred tax liabilities	66	53
Other long-term liabilities	1,415	1,954
Total liabilities	18,312	18,606
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	4,511	3,935
Retained earnings	52,236	52,262
Treasury common stock at cost
Shares: 2025 – 834; 2024 – 830	(42,130)	(40,895)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(85)	(140)
Total stockholders’ equity	16,273	16,903
Total liabilities and stockholders’ equity	$34,585	$35,509
See accompanying notes.

Consolidated Statements of Cash Flows	For Years Ended December 31,
(In millions)	2025	2024	2023
Cash flows from operating activities
Net income	$5,001	$4,799	$6,510
Adjustments to net income:
Depreciation	1,918	1,508	1,175
Amortization of capitalized software	81	72	63
Stock compensation	419	387	362
(Gains) losses on sales of assets	2	(127)	—
Deferred taxes	(19)	(210)	(299)
Increase (decrease) from changes in:
Accounts receivable	(244)	68	108
Inventories	(277)	(528)	(1,242)
Prepaid expenses and other current assets	10	7	46
Accounts payable and accrued expenses	77	125	(33)
Accrued compensation	(28)	(12)	29
Income taxes payable	191	597	(7)
Changes in funded status of retirement plans	(7)	33	45
Other	29	(401)	(337)
Cash flows from operating activities	7,153	6,318	6,420

Cash flows from investing activities
Capital expenditures	(4,550)	(4,820)	(5,071)
Proceeds from U.S. CHIPS and Science Act (CHIPS Act) incentives	335	—	—
Proceeds from asset sales	1	195	3
Purchases of short-term investments	(3,524)	(9,716)	(12,705)
Proceeds from short-term investments	6,308	11,187	13,387
Other	(9)	(48)	24
Cash flows from investing activities	(1,439)	(3,202)	(4,362)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,199	2,980	3,000
Repayment of debt	(750)	(600)	(500)
Dividends paid	(4,999)	(4,795)	(4,557)
Stock repurchases	(1,477)	(929)	(293)
Proceeds from common stock transactions	400	517	263
Other	(62)	(53)	(57)
Cash flows from financing activities	(5,689)	(2,880)	(2,144)

Net change in cash and cash equivalents	25	236	(86)
Cash and cash equivalents at beginning of period	3,200	2,964	3,050
Cash and cash equivalents at end of period	$3,225	$3,200	$2,964

Supplemental cash flow information
Investment tax credit (ITC) used to reduce income taxes payable	$335	$588	$—
Proceeds from CHIPS Act incentives	335	—	—
Total cash benefit related to the CHIPS Act	$670	$588	$—
See accompanying notes.

Consolidated Statements of Stockholders’ Equity	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
(In millions, except per-share amounts)
Balance, December 31, 2022	$1,741	$2,951	$50,353	$(40,214)	$(254)

2023
Net income	—	—	6,510	—	—
Dividends declared and paid ($5.02 per share)	—	—	(4,557)	—	—
Common stock issued for stock-based awards	—	50	—	213	—
Stock repurchases	—	—	—	(283)	—
Stock compensation	—	362	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	49
Dividend equivalents on RSUs	—	—	(23)	—	—
Other	—	(1)	—	—	—
Balance, December 31, 2023	1,741	3,362	52,283	(40,284)	(205)

2024
Net income	—	—	4,799	—	—
Dividends declared and paid ($5.26 per share)	—	—	(4,795)	—	—
Common stock issued for stock-based awards	—	188	—	329	—
Stock repurchases	—	—	—	(940)	—
Stock compensation	—	387	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	65
Dividend equivalents on RSUs	—	—	(25)	—	—
Other	—	(2)	—	—	—
Balance, December 31, 2024	1,741	3,935	52,262	(40,895)	(140)

2025
Net income	—	—	5,001	—	—
Dividends declared and paid ($5.50 per share)	—	—	(4,999)	—	—
Common stock issued for stock-based awards	—	161	—	239	—
Stock repurchases	—	—	—	(1,474)	—
Stock compensation	—	419	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	55
Dividend equivalents on RSUs	—	—	(28)	—	—
Other	—	(4)	—	—	—
Balance, December 31, 2025	$1,741	$4,511	$52,236	$(42,130)	$(85)
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
•Analog semiconductors change real-world signals, such as sound, temperature, pressure or light, by conditioning them, amplifying them and often converting them to a stream of digital data that can be processed by other semiconductors, such as embedded processors. Analog semiconductors are also used to manage power in all electronic equipment by converting, distributing, storing, discharging, isolating and measuring electrical energy, whether the equipment is plugged into a wall or using a battery. Our Analog segment consists of two major product lines: Power and Signal Chain.
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
Segment information

	For Year Ended December 31, 2025
	Analog	Embedded Processing	Other	Total
Revenue	$14,006	$2,697	$979	$17,682
Cost of revenue	5,764	1,471	364	7,599
Gross profit	8,242	1,226	615	10,083
Research and development	1,494	514	75	2,083
Selling, general and administrative	1,336	408	116	1,860
Restructuring charges/other	—	—	117	117
Operating profit	$5,412	$304	$307	$6,023

	For Year Ended December 31, 2024
	Analog	Embedded Processing	Other	Total
Revenue	$12,161	$2,533	$947	$15,641
Cost of revenue	4,869	1,315	363	6,547
Gross profit	7,292	1,218	584	9,094
Research and development	1,411	475	73	1,959
Selling, general and administrative	1,273	391	130	1,794
Restructuring charges/other	—	—	(124)	(124)
Operating profit	$4,608	$352	$505	$5,465

	For Year Ended December 31, 2023
	Analog	Embedded Processing	Other	Total
Revenue	$13,040	$3,368	$1,111	$17,519
Cost of revenue	4,615	1,493	392	6,500
Gross profit	8,425	1,875	719	11,019
Research and development	1,317	457	89	1,863
Selling, general and administrative	1,287	410	128	1,825
Restructuring charges/other	—	—	—	—
Operating profit	$5,821	$1,008	$502	$7,331
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Years Ended December 31,
	2025		2024		2023
Revenue:
United States	$6,763	38%	$5,957	38%	$5,814	33%
China	3,781	21	3,012	19	3,293	19
Rest of Asia	1,887	11	1,681	11	1,721	10
Europe, Middle East and Africa (a)	3,747	21	3,519	22	4,642	26
Japan	1,173	7	1,212	8	1,782	10
Rest of world	331	2	260	2	267	2
Total revenue	$17,682	100%	$15,641	100%	$17,519	100%
(a)Revenue from end customers headquartered in Germany was 10%, 11% and 13% of total revenue in 2025, 2024 and 2023, respectively.

Property, plant and equipment by geographic area, based on physical location:

	December 31,
	2025	2024
Property, plant and equipment:
United States	$8,764	$8,342
China	674	737
Rest of Asia (a)	2,450	1,877
Europe, Middle East and Africa	71	74
Japan	327	274
Rest of world	34	43
Total property, plant and equipment	$12,320	$11,347
(a)Property, plant and equipment at our sites in Malaysia was $1.40 billion and $931 million as of December 31, 2025 and 2024, respectively.
Major customer
One of our end customers accounted for 12% of revenue in both 2025 and 2024, recognized primarily in our Analog segment. No end customer accounted for 10% or more of revenue in 2023.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The basis of these financial statements is comparable for all periods presented herein.
The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All dollar and share amounts in the financial statements and tables in these notes, except per-share amounts, are presented in millions unless otherwise indicated. We have reclassified certain amounts in the prior periods’ financial statements to conform to the 2025 presentation.
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
Advertising costs
We expense advertising and other promotional costs as incurred. This expense was $29 million, $30 million and $28 million in 2025, 2024 and 2023, respectively.
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

Computation and reconciliation of earnings per common share are as follows:

	For Years Ended December 31,
	2025			2024			2023
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$5,001			$4,799			$6,510
Income allocated to RSUs	(28)			(24)			(34)
Income allocated to common stock	$4,973	909	$5.47	$4,775	912	$5.24	$6,476	908	$7.13
Dilutive effect of stock compensation plans		4			7			8

Diluted EPS:
Net income	$5,001			$4,799			$6,510
Income allocated to RSUs	(28)			(24)			(33)
Income allocated to common stock	$4,973	913	$5.45	$4,775	919	$5.20	$6,477	916	$7.07
Potentially dilutive securities representing 10 million, 8 million and 10 million shares of common stock that were outstanding in 2025, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
We review inventory quarterly for salability and obsolescence. A statistical allowance is provided for inventory considered unlikely to be sold. The statistical allowance is based on an analysis of historical disposal activity and age of inventory. A specific allowance for each material type will be carried if there is a significant event not captured by the statistical allowance. We write off inventory in the period in which disposal occurs.
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

The U.S. CHIPS and Science Act (CHIPS Act) provides funding for manufacturing grants and research investments, and it established an investment tax credit (ITC) for certain investments in U.S. semiconductor manufacturing. The enactment of the One Big Beautiful Bill Act (OBBBA) in 2025 increased the ITC from 25% to 35% for qualifying manufacturing investments placed in service after December 31, 2025. Additionally, we have entered into an agreement with the U.S. Department of Commerce to receive direct funding of up to $1.6 billion for our three large-scale 300mm wafer fabs located in Sherman, Texas, and Lehi, Utah. Direct funding of the award is based on the achievement of certain milestones. The agreement contains representations, warranties and covenants that relate to compliance with requirements for awards provided for in the CHIPS Act. The agreement also includes certain events of default and related rights and remedies, including clawbacks.
As of December 31, 2025, we have recognized $3.35 billion of CHIPS Act receivables, which are comprised of $1.71 billion in prepaid expenses and other current assets and $1.64 billion in other long-term assets. We have also recognized deferred income of $95 million in other long-term liabilities for eligible expenditures that have not yet been incurred. See Note 11 for additional information.
In 2025, the total cash benefit related to CHIPS Act incentives was $670 million, which included $335 million used to reduce our income taxes payable and $335 million of cash proceeds received. The CHIPS Act incentives have reduced the carrying amounts of manufacturing assets by $4.51 billion, of which $1.37 billion was recognized in 2025. Cost of revenue benefited by $353 million, $159 million and $45 million from the CHIPS Act incentives, recognized as a reduction of depreciation expense in 2025, 2024 and 2023, respectively.
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
Changes in accounting standards – adopted standards for current period
We adopted the following Accounting Standards Updates (ASU) during the current period:

ASU	Description	Adopted for Year Ended
ASU No. 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	December 31, 2025
Changes in accounting standards – standards not yet adopted
We are currently evaluating the potential impact of the following ASUs on our financial statements and related disclosures. We plan to adopt these ASUs as of their effective dates.

ASU	Description	Effective for Period Ending
ASU No. 2024-03	Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	December 31, 2027
ASU No. 2025-06	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	March 31, 2028
ASU No. 2025-10	Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	March 31, 2029
3. Stock compensation
We have stock options outstanding to participants under long-term incentive plans. The option price per share may not be less than the fair market value of our common stock on the date of the grant. The options have a 10-year term and generally vest ratably over four years. Options continue to vest after the recipient retires.
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
We also have an employee stock purchase plan (ESPP) under which options are offered to all eligible employees in amounts based on a percentage of the employee’s compensation, subject to a cap. Under the plan, the option price per share is 85% of the fair market value on the exercise date. As of December 31, 2025, 30 million shares remain available for future issuance under this plan.

Total stock compensation expense recognized is as follows:

	For Years Ended December 31,
	2025	2024	2023
COR	$53	$52	$44
R&D	145	132	119
SG&A	221	203	199
Total	$419	$387	$362
These amounts include expenses related to stock options, RSUs and options offered under our ESPP and are net of estimated forfeitures.
We recognize compensation expense for stock options and RSUs on a straight-line basis over the minimum service period required for vesting of the award, adjusting for estimated forfeitures based on historical activity. Awards issued to employees who are retirement eligible or nearing retirement eligibility are expensed on an accelerated basis. Options issued under our ESPP are expensed over a three-month period.
As of December 31, 2025, total future compensation related to equity awards not yet recognized in our Consolidated Statements of Income was $494 million, which we expect to recognize over a weighted average period of 1.7 years.
Fair value methods and assumptions
We account for all awards granted under our various stock compensation plans at fair value.
We estimate the fair values for stock options using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	For Years Ended December 31,
	2025	2024	2023
Weighted average grant date fair value, per share	$44.97	$37.58	$46.23
Weighted average assumptions used:
Expected volatility	27%	27%	31%
Expected lives (in years)	5.6	5.6	6.1
Risk-free interest rates	4.34%	4.04%	3.60%
Expected dividend yields	2.92%	3.11%	2.86%
We use market-based measures of implied volatility to determine expected volatility. We determine expected lives of options based on historical option exercises using a rolling 10-year average.
Expected dividend yields are based on the annualized approved quarterly dividend rate and the current market price of our common stock at the time of grant. No assumption for a future dividend rate change is included unless there is an approved plan to change the dividend in the near term.

Long-term incentive and director compensation plans
Stock option and RSU transactions under our long-term incentive and director compensation plans are as follows:

	Stock Options		RSUs
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding grants, December 31, 2024	25	$136.87	6	$168.68
Granted	4	$186.55	1	$185.44
Stock options exercised/RSUs vested	(4)	$91.90	(1)	$172.33
Outstanding grants, December 31, 2025 (a)	25	$151.34	6	$171.83
(a)Forfeited and expired shares were not material.

	For Years Ended December 31,
	2025	2024	2023
Weighted average grant date fair value per share for RSUs	$185.44	$173.59	$172.59
Total grant date fair value of shares vested for RSUs	$126	$113	$106
Aggregate intrinsic value of options exercised	$382	$597	$319
As of December 31, 2025, 30 million shares remain available for future issuance under these plans.
Summarized information about stock options outstanding as of December 31, 2025, is as follows:

Exercise Price Range	Number Outstanding (Shares)	Weighted Average Remaining Contractual Life (Years)
$52.93 to $206.61	25	5.8

	Options Fully Vested and Expected to Vest (a)	Options Exercisable
Stock options outstanding (shares)	24	15
Weighted average remaining contractual life (in years)	5.8	4.2
Weighted average exercise price per share	$150.97	$133.57
Intrinsic value (millions)	$610	$589
(a)Includes effects of expected forfeitures. Excluding the effects of expected forfeitures, the aggregate intrinsic value of stock options outstanding was $611 million.
Effect on shares outstanding and treasury shares
Treasury shares were acquired in connection with the board-authorized stock repurchase program. As of December 31, 2025, $18.79 billion of stock repurchase authorizations remain, and no expiration date has been specified.

Our practice is to issue shares of common stock from treasury shares upon exercise of stock options, distribution of director deferred compensation and vesting of RSUs. The following table reflects the changes in our treasury shares:

	For Years Ended December 31,
	2025	2024	2023
Balance, January 1	830	832	835
Repurchases	8	5	2
Shares issued	(4)	(7)	(5)
Balance, December 31	834	830	832
The effects on cash flows are as follows:

	For Years Ended December 31,
	2025	2024	2023
Proceeds from common stock transactions (a)	$400	$517	$263
Tax benefit realized from stock compensation	$113	$158	$104
(a)Net of taxes paid for employee shares withheld of $34 million, $39 million and $46 million in 2025, 2024 and 2023, respectively.
4. Income taxes
Income before income taxes is comprised of the following components:

	For Years Ended December 31,
	2025	2024	2023
U.S.	$4,503	$4,438	$6,445
Non-U.S.	1,207	1,015	973
Total	$5,710	$5,453	$7,418
Provision for income taxes is comprised of the following components:

	For Years Ended December 31,
	2025			2024			2023
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$466	$102	$568	$605	$(139)	$466	$943	$(277)	$666
Non-U.S.	259	(121)	138	244	(71)	173	240	(22)	218
U.S. state	3	—	3	15	—	15	24	—	24
Total	$728	$(19)	$709	$864	$(210)	$654	$1,207	$(299)	$908

Applying the updated requirements in ASU 2023-09 on a prospective basis, the principal reconciling items from the U.S. statutory income tax rate to the effective tax rate (provision for income taxes as a percentage of income before income taxes) are as follows:

	For Year Ended December 31,
	2025
U.S. statutory income tax rate	$1,199	21.0%
Foreign tax effects:
Malaysia:
Tax incentives	(127)	(2.2)
Other foreign jurisdictions	16	0.3
Effect of cross-border tax laws:
Foreign derived intangible income	(231)	(4.0)
Other	(30)	(0.6)
Tax credits:
R&D tax credit	(79)	(1.4)
Nontaxable or nondeductible items:
Stock compensation	(66)	(1.1)
Other	9	0.1
Other adjustments	18	0.3
Effective tax rate	$709	12.4%
For the years ended December 31, 2024, and 2023, prior to the adoption of ASU 2023-09, the principal reconciling items from the U.S. statutory income tax rate to the effective tax rate are as follows:

	For Years Ended December 31,
	2024	2023
U.S. statutory income tax rate	21.0%	21.0%
Foreign derived intangible income	(6.1)	(6.8)
Stock compensation	(2.1)	(1.0)
R&D tax credit	(2.0)	(1.3)
Changes in uncertain tax positions	0.1	—
Other	1.1	0.3
Effective tax rate	12.0%	12.2%
The earnings represented by non-cash operating assets, such as fixed assets and inventory, will continue to be permanently reinvested outside the United States. Under current law, earnings of non-U.S. subsidiaries repatriated to the U.S. are not taxable. Consequently, no U.S. tax provision has been made for the future remittance of these earnings. However, withholding or distribution taxes in certain non-U.S. jurisdictions will be incurred upon repatriation of available cash to the United States. A provision has been made for deferred taxes on these undistributed earnings to the extent that repatriation of the available cash to the United States is expected to result in a tax liability. As of December 31, 2025, determination of any remaining unrecognized deferred taxes related to undistributed earnings is not practicable.
We have made an allowable policy election to account for the effects of GILTI as a component of income tax expense in the period in which the tax is incurred.

The primary components of deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Capitalized R&D	$1,019	$1,076
Accrued expenses	315	297
Deferred loss and tax credit carryforwards	230	216
Stock compensation	226	186
Inventories	112	105
Other	31	40
Total deferred tax assets, before valuation allowance	1,933	1,920
Valuation allowance	(230)	(212)
Total deferred tax assets, after valuation allowance	1,703	1,708
Deferred tax liabilities:
Property, plant and equipment	(443)	(441)
CHIPS Act incentives	(299)	(336)
International earnings	(35)	(33)
Other	(25)	(15)
Total deferred tax liabilities	(802)	(825)
Net deferred tax asset	$901	$883
The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows:

	December 31,
	2025	2024
Deferred tax assets	$967	$936
Deferred tax liabilities	(66)	(53)
Net deferred tax asset	$901	$883
We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. This assessment is based on our evaluation of relevant criteria, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and expectations for future taxable income. Valuation allowances increased $18 million, $14 million and $9 million in 2025, 2024 and 2023, respectively. These changes had no impact to net income in 2025, 2024 or 2023.
As of December 31, 2025, tax loss carryforwards were not material.

Applying the updated requirements in ASU 2023-09 on a prospective basis, cash payments made for income taxes, net of refunds, are as follows:

For Year Ended December 31,
2025
U.S. federal taxes	$253
U.S. state taxes	6
Foreign taxes:
Taiwan	72
Germany	51
Other foreign jurisdictions	174
Total cash taxes paid	556
ITC proceeds from CHIPS Act incentives	(260)
Total cash taxes paid, net of refunds	$296

Total cash taxes paid, net of refunds	$296
ITC used to reduce income taxes payable	335
ITC proceeds from CHIPS Act incentives	260
Total cash taxes paid without CHIPS Act incentives	$891
Cash payments made for income taxes, net of refunds, were $451 million and $1.35 billion in 2024 and 2023, respectively. In 2024, the total cash benefit related to the CHIPS Act ITC was $588 million, which was used to reduce our income taxes payable.
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
The changes in the total amounts of uncertain tax positions are as follows:

	2025	2024	2023
Balance, January 1	$85	$82	$82
Additions based on tax positions related to the current year	2	3	3
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(3)
Balance, December 31	$87	$85	$82

Interest income (expense) recognized in the year ended December 31	$9	$(5)	$(9)

Interest payable as of December 31	$22	$15	$10
The liability for uncertain tax positions is a component of other long-term liabilities on our Consolidated Balance Sheets.
All of the $87 million and $85 million liabilities for uncertain tax positions as of December 31, 2025 and 2024, respectively, are comprised of positions that, if recognized, would lower the effective tax rate. If these liabilities are ultimately realized, no existing deferred tax assets in 2025 or 2024 would also be realized.

As of December 31, 2025, the statute of limitations remains open for U.S. federal tax returns for 2018 and following years. Certain tax treaty procedures for relief from double taxation remain pending for U.S. federal tax returns for the years 2018 through 2022.
In non-U.S. jurisdictions, the years open to audit represent the years still open under the statute of limitations. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years before 2016.
5. Financial instruments and risk concentration
Financial instruments
We hold derivative financial instruments such as forward foreign currency exchange contracts, the fair value of which was not material as of December 31, 2025. Our forward foreign currency exchange contracts outstanding as of December 31, 2025, had a notional value of $675 million to hedge our non-U.S. dollar net balance sheet exposures, including $174 million to sell Malaysian ringgit, $169 million to buy Indian rupee and $107 million to sell British pounds.
Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. Our postretirement plan assets are carried at fair value or net asset value per share. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of December 31, 2025, the carrying value of long-term debt, including the current portion, was $14.05 billion, and the estimated fair value was $13.24 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 6 for a description of fair value and the definition of Level 2 inputs.
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
Accounts receivable allowances changed to reflect amounts charged to operating results by $1 million, $5 million and $3 million in 2025, 2024 and 2023, respectively.
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
Details of our investments are as follows:

	December 31, 2025			December 31, 2024
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$844	$—	$—	$762	$—	$—
Corporate obligations	517	522	—	694	796	—
U.S. government and agency securities	1,296	1,035	—	752	3,485	—
Non-U.S. government and agency securities	184	99	—	249	99	—
Mutual funds	—	—	11	—	—	11
Total	2,841	1,656	11	2,457	4,380	11

Other investments	—	—	5	—	—	12

Cash on hand	384	—	—	743	—	—
Total	$3,225	$1,656	$16	$3,200	$4,380	$23
As of December 31, 2025 and 2024, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments in 2025, 2024 or 2023.
The following table presents the aggregate maturities of our debt investments as of December 31, 2025:

Fair Value
One year or less	$3,232
One to two years	421
In 2025, 2024 and 2023, the proceeds from sales, redemptions and maturities of short-term debt investments were $6.31 billion, $11.19 billion and $13.39 billion, respectively. Gross realized gains and losses from these sales were not material.
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

•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. As of December 31, 2025 and 2024, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$844	$—	$844	$762	$—	$762
Corporate obligations	—	1,039	1,039	—	1,490	1,490
U.S. government and agency securities	1,932	399	2,331	2,591	1,646	4,237
Non-U.S. government and agency securities	—	283	283	—	348	348
Mutual funds	11	—	11	11	—	11
Total assets	$2,787	$1,721	$4,508	$3,364	$3,484	$6,848

Liabilities:
Deferred compensation	$492	$—	$492	$443	$—	$443
Total liabilities	$492	$—	$492	$443	$—	$443
7. Postretirement benefit plans
Plan descriptions
We have various employee retirement plans, including defined contribution, defined benefit and retiree health care benefit plans. For qualifying employees, we offer deferred compensation arrangements.
U.S. retirement plans
Our principal retirement plans in the United States are a defined contribution plan, an enhanced defined contribution plan and qualified and non-qualified defined benefit pension plans. The defined benefit plans were closed to new participants in 1997. Current participants were allowed to make a one-time election to continue accruing a benefit in the plans or to cease accruing a benefit and instead to participate in the enhanced defined contribution plan.
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
As of December 31, 2025 and 2024, as a result of employees’ elections, TI’s U.S. defined contribution plans held TI common stock totaling 4 million shares and 5 million shares valued at $699 million and $852 million, respectively. Dividends paid on these shares in 2025 and 2024 were $24 million and $26 million, respectively. Effective April 1, 2016, the TI common stock fund was frozen to new contributions or transfers into the fund.
Our aggregate expense for the U.S. defined contribution plans was $74 million, $76 million and $75 million in 2025, 2024 and 2023, respectively.

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
U.S. retiree health care benefit plan
U.S. employees who meet eligibility requirements are offered medical coverage during retirement. We make a contribution toward the cost of those retiree medical benefits for certain retirees and their dependents. The contribution rates are based upon various factors, the most important of which are an employee’s date of hire, date of retirement, years of service and eligibility for Medicare benefits.The remaining costs are paid by the plan’s participants. Employees hired after January 1, 2001, are responsible for the full cost of their medical benefits during retirement.
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
As of December 31, 2025 and 2024, as a result of employees’ elections, TI’s non-U.S. defined contribution plans held TI common stock valued at $32 million and $34 million, respectively. Dividends paid on these shares of TI common stock in 2025 and 2024 were not material.
Effects on our Consolidated Statements of Income and Balance Sheets
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit			U.S. Retiree Health Care			Non-U.S. Defined Benefit
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$7	$7	$8	$1	$1	$2	$15	$16	$16
Interest cost	25	25	28	13	13	15	60	55	57
Expected return on plan assets	(18)	(23)	(23)	(12)	(16)	(19)	(73)	(77)	(63)
Amortization of prior service cost (credit)	—	—	—	—	—	—	1	1	1
Recognized net actuarial losses (gains)	8	4	6	(1)	(3)	(5)	4	11	12
Net periodic benefit costs (credits)	22	13	19	1	(5)	(7)	7	6	23
Settlement losses (gains)	8	1	7	—	—	—	(1)	—	—
Total, including other postretirement losses (gains)	$30	$14	$26	$1	$(5)	$(7)	$6	$6	$23
All defined benefit and retiree health care benefit plan expense components other than service cost are recognized in OI&E in our Consolidated Statements of Income. Service cost is recognized within operating profit.
For the U.S. qualified pension and retiree health care plans, the expected return on plan assets is based upon a market-related value of assets. In accordance with U.S. GAAP, the market-related value of assets is the fair value adjusted by phasing in certain gains and losses over a period of three years.

Changes in the benefit obligations and plan assets for defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2025	2024	2025	2024	2025	2024
Change in plan benefit obligation
Benefit obligation at beginning of year:	$493	$505	$234	$258	$1,522	$1,732
Service cost	7	7	1	1	15	16
Interest cost	25	25	13	13	60	55
Participant contributions	—	—	14	13	1	1
Benefits paid	(14)	(36)	(42)	(39)	(87)	(83)
Settlements	(58)	(2)	—	—	(8)	(6)
Actuarial loss (gain)	4	(6)	6	(12)	(101)	(106)
Plan amendments	—	—	—	—	23	—
Effects of exchange rate changes	—	—	—	—	109	(87)
Benefit obligation at end of year	$457	$493	$226	$234	$1,534	$1,522

Change in plan assets
Fair value of plan assets at beginning of year:	$400	$418	$248	$264	$1,708	$1,866
Actual return on plan assets	39	18	21	9	43	27
Employer contributions (qualified plans)	6	—	2	1	2	2
Employer contributions (non-qualified plans)	8	2	—	—	—	—
Participant contributions	—	—	14	13	1	1
Benefits paid	(14)	(36)	(42)	(39)	(87)	(83)
Settlements	(58)	(2)	—	—	(8)	(6)
Effects of exchange rate changes	—	—	—	—	120	(99)
Fair value of plan assets at end of year	$381	$400	$243	$248	$1,779	$1,708

Funded status at end of year	$(76)	$(93)	$17	$14	$245	$186
Changes in actuarial gains and losses in the projected benefit obligations are generally driven by discount rate movement.
Amounts recognized on our Consolidated Balance Sheets as of December 31, are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit	Total
2025
Overfunded retirement plans	$—	$19	$305	$324
Accrued expenses and other liabilities & other long-term liabilities	(5)	—	(9)	(14)
Underfunded retirement plans	(71)	(2)	(51)	(124)
Funded status at end of 2025	$(76)	$17	$245	$186

2024
Overfunded retirement plans	$—	$16	$217	$233
Accrued expenses and other liabilities & other long-term liabilities	(10)	—	(6)	(16)
Underfunded retirement plans	(83)	(2)	(25)	(110)
Funded status at end of 2024	$(93)	$14	$186	$107
Contributions to the plans meet or exceed all minimum funding requirements. We expect to contribute about $25 million to our retirement benefit plans in 2026.

Accumulated benefit obligations, which are generally less than the projected benefit obligations as they exclude the impact of future salary increases, were $440 million and $470 million as of December 31, 2025 and 2024, respectively, for the U.S. defined benefit plans, and $1.47 billion in both periods for the non-U.S. defined benefit plans.
The change in AOCI is as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care	Non-U.S. Defined Benefit		Total
	Net Actuarial Loss	Prior Service Cost	Net Actuarial Gain	Net Actuarial Loss	Prior Service Cost	Net Actuarial Loss	Prior Service Cost
AOCI balance, net of taxes, December 31, 2024	$57	$—	$(26)	$113	$(1)	$144	$(1)
Changes in AOCI by category:
Adjustments	(17)	—	(3)	(59)	24	(79)	24
Recognized within net income	(16)	—	1	(3)	(1)	(18)	(1)
Tax effect	7	—	1	16	(6)	24	(6)
Total change to AOCI	(26)	—	(1)	(46)	17	(73)	17
AOCI balance, net of taxes, December 31, 2025	$31	$—	$(27)	$67	$16	$71	$16
Information on plan assets
We report and measure the plan assets of our defined benefit pension and other postretirement plans at fair value. The tables below set forth the fair value of our plan assets using the same three-level hierarchy of fair-value inputs described in Note 6.

	December 31, 2025
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$72	$62	$96	$230
Equity securities	—	—	151	151
Total	$72	$62	$247	$381

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$—	$—	$243	$243
Total	$—	$—	$243	$243

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$12	$474	$885	$1,371
Equity securities	30	1	377	408
Total	$42	$475	$1,262	$1,779
(a)Consists of bond index and equity index funds, measured at net asset value per share, as well as cash equivalents.

	December 31, 2024
	Level 1	Level 2	Other (a)	Total
Assets of U.S. defined benefit plan:
Fixed income securities and cash equivalents	$92	$51	$101	$244
Equity securities	—	—	156	156
Total	$92	$51	$257	$400

Assets of U.S. retiree health care plan:
Fixed income securities and cash equivalents	$2	$—	$196	$198
Equity securities	—	—	50	50
Total	$2	$—	$246	$248

Assets of non-U.S. defined benefit plans:
Fixed income securities and cash equivalents	$15	$475	$820	$1,310
Equity securities	27	1	370	398
Total	$42	$476	$1,190	$1,708
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
Assumptions and investment policies

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2025	2024	2025	2024	2025	2024
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.21%	5.55%	5.43%	5.65%	4.40%	3.76%
Long-term pay progression	3.00%	3.00%	n/a	n/a	3.19%	3.14%

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.45%	5.21%	5.65%	5.17%	3.76%	3.28%
Long-term rate of return on plan assets	5.30%	6.10%	5.10%	6.00%	4.08%	4.28%
Long-term pay progression	3.00%	3.00%	n/a	n/a	3.14%	3.12%
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
The target allocation ranges for the plans that hold a substantial majority of the defined benefit assets are as follows:

	U.S. Defined Benefit	U.S. Retiree Health Care	Non-U.S. Defined Benefit
Fixed income securities and cash equivalents	60% – 75%	85% – 100%	60% – 100%
Equity securities	25% – 40%	0% – 15%	0% – 40%
We rebalance the plans’ investments when they are outside the target allocation ranges.
Weighted average asset allocations as of December 31 are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
	2025	2024	2025	2024	2025	2024
Fixed income securities and cash equivalents	60%	61%	100%	80%	77%	77%
Equity securities	40%	39%	0%	20%	23%	23%
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

	2026	2027	2028	2029	2030	2031 – 2035
U.S. Defined Benefit	$79	$78	$60	$53	$47	$165
U.S. Retiree Health Care	24	22	21	20	20	88
Non-U.S. Defined Benefit	95	96	98	100	101	526
Assumed health care cost trend rates for the U.S. retiree health care benefit plan as of December 31 are as follows:

	2025	2024
Assumed health care cost trend rate for next year	8.00%	7.00%
Ultimate trend rate	6.00%	5.00%
Year in which ultimate trend rate is reached	2034	2033
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
As of December 31, 2025, our liability to participants of the deferred compensation plans was $492 million and is recorded in other long-term liabilities on our Consolidated Balance Sheets. This amount reflects the accumulated participant deferrals and related earnings. We utilize total return swaps and investments in mutual funds that serve as economic hedges of our exposure to changes in the fair value of these liabilities. We record changes in the fair value of the liability and the related total return swaps and mutual funds in SG&A, as discussed in Note 6. As of December 31, 2025, we held $11 million in mutual funds related to these plans that are recorded in long-term investments on our Consolidated Balance Sheets.

8. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of December 31, 2025, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2026. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of December 31, 2025, our credit facility was undrawn, and we had no commercial paper outstanding.
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
In May 2023, we retired $500 million of maturing debt.

Long-term debt outstanding is as follows:

	December 31,
	2025	2024
Notes due 2025 at 1.375%	—	750
Notes due 2026 at 1.125%	500	500
Notes due 2027 at 4.60%	650	650
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	650
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2030 at 4.50%	550	—
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	600
Notes due 2035 at 5.10%	650	—
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	750
Notes due 2063 at 5.05%	1,550	1,550
Total debt	14,150	13,700
Net unamortized discounts, premiums and issuance costs	(102)	(104)
Total debt, including net unamortized discounts, premiums and issuance costs	14,048	13,596
Current portion of long-term debt	(500)	(750)
Long-term debt	$13,548	$12,846
Interest and debt expense was $543 million, $508 million and $353 million in 2025, 2024 and 2023, respectively. This was net of the amortized discounts, premiums and issuance and other related costs. Cash payments for interest on long-term debt were $542 million, $473 million and $321 million in 2025, 2024 and 2023, respectively. Capitalized interest was $12 million, $20 million and $11 million in 2025, 2024 and 2023, respectively.
9. Leases
We conduct certain operations in leased facilities and also lease a portion of our data processing and other equipment. In addition, certain long-term supply agreements to purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require us to pay real estate taxes, insurance and maintenance costs.
Our leases are included as a component of the following balance sheet lines:

	December 31,
	2025	2024
Other long-term assets	$729	$786

Accrued expenses and other liabilities	$119	$118
Other long-term liabilities	612	663

Details of our operating leases are as follows:

	For Years Ended December 31,
	2025	2024	2023
Lease cost related to lease liabilities	$102	$85	$73
Variable lease cost	60	64	54

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for lease cost	$80	$65	$65

Lease assets obtained in exchange for new lease liabilities	$26	$241	$285
As of December 31, 2025, we had committed to make the following minimum payments under our noncancelable operating leases:

	2026	2027	2028	2029	2030	Thereafter	Total
Lease payments	$122	$110	$97	$85	$82	$424	$920
Imputed lease interest							(189)
Total lease liabilities							$731
The weighted average remaining lease term was 10.1 years and 10.8 years as of December 31, 2025 and 2024, respectively. The weighted average discount rate was 4.60% and 4.53% as of December 31, 2025 and 2024, respectively.
10. Commitments and contingencies
Purchase commitments
Our purchase commitments include payments for software licenses and contractual arrangements with suppliers when there is a fixed, noncancelable payment schedule or when minimum payments are due with a reduced delivery schedule.
As of December 31, 2025, we had committed to make the following minimum payments under our purchase commitments:

	2026	2027	2028	2029	2030	Thereafter	Total
Purchase commitments	$440	$442	$291	$151	$48	$70	$1,442
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
11. Supplemental financial information
Restructuring charges/other
Restructuring charges/other are included in Other for segment reporting purposes and are comprised of the following components:

	For Years Ended December 31,
	2025	2024	2023
Restructuring charges (a)	$85	$8	$—
Goodwill impairment	32	—	—
Gains on sales of assets	—	(132)	—
Restructuring charges/other	$117	$(124)	$—
(a)Includes severance, benefits and other exit costs related to efforts to drive operational efficiencies to support our long-term strategy, including the planned closures of our two remaining factories with 150mm production.
Other income (expense), net (OI&E)

	For Years Ended December 31,
	2025	2024	2023
Other income (a)	$258	$529	$474
Other expense (b)	(28)	(33)	(34)
Total	$230	$496	$440
(a)Includes interest, royalty, lease and tax interest income.
(b)Includes a portion of pension and other retiree benefit costs, lease expense, currency gains and losses and miscellaneous items.
Prepaid expenses and other current assets

	December 31,
	2025	2024
CHIPS Act incentives	$1,709	$904
Other	393	296
Total	$2,102	$1,200
Property, plant and equipment at cost

	Depreciable Lives (Years)	December 31,
		2025	2024
Land		$162	$113
Buildings and improvements	Up to 40	6,830	6,424
Machinery and equipment	5 – 10	10,690	8,717
Total		$17,682	$15,254

Goodwill
Goodwill by segment as of December 31, 2025 and 2024, is as follows:

	December 31,
	2025	2024
Analog	$4,158	$4,158
Embedded Processing	172	172
Other	—	32
Total	$4,330	$4,362
In 2025, we recognized goodwill impairment of $32 million due to a decline in the expected present value of future cash flows from certain products in Other. In 2024 and 2023, we determined no impairment was indicated.
Other long-term assets

	December 31,
	2025	2024
CHIPS Act incentives	$1,639	$2,246
Other	1,017	1,102
Total	$2,656	$3,348
Accrued expenses and other liabilities

	December 31,
	2025	2024
Accrued capital-related expenditures	$300	$352
Other	707	723
Total	$1,007	$1,075
Accumulated other comprehensive income (loss), net of taxes (AOCI)

	December 31,
	2025	2024
Postretirement benefit plans:
Net actuarial loss	$(71)	$(144)
Prior service cost (credit)	(16)	1
Unrealized gains on available-for-sale investments	1	2
Cash flow hedge derivative instruments	1	1
Total	$(85)	$(140)

Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income in 2025, 2024 and 2023. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Years Ended December 31,			Impact to Related Statement of Income Lines
	2025	2024	2023
Net actuarial losses of defined benefit plans:
Recognized net actuarial loss and settlement losses (a)	$18	$13	$20	Decrease to OI&E
Tax effect	(4)	(3)	(5)	Decrease to provision for income taxes
Recognized within net income, net of taxes	$14	$10	$15	Decrease to net income

Prior service cost (credit) of defined benefit plans:
Amortization of prior service cost (credit) (a)	$1	$1	$1	Decrease (increase) to OI&E
Tax effect	—	—	—	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$1	$1	$1	Decrease (increase) to net income
(a)Detailed in Note 7
12. Subsequent event
Acquisition of Silicon Labs
As announced on February 4, 2026, we have entered into a definitive agreement to acquire Silicon Labs for $231.00 per share in an all-cash transaction, representing a total enterprise value of approximately $7.5 billion. Under the terms of the agreement, Silicon Labs stockholders will receive $231.00 in cash for each share of Silicon Labs common stock they hold at the time of closing, which is currently expected to close in the first half of 2027, subject to receipt of regulatory approvals and other customary closing conditions, including approval by Silicon Labs stockholders. We expect to fund the transaction with a combination of cash on hand and debt financing to be arranged prior to closing.

Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Texas Instruments Incorporated
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Texas Instruments Incorporated (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2026, expressed an unqualified opinion thereon.
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
February 6, 2026

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
Internal control over financial reporting
Report by management on internal control over financial reporting
The management of TI is responsible for establishing and maintaining effective internal control over financial reporting. TI’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
TI management assessed the effectiveness of internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control − Integrated Framework. Based on our assessment, we believe that, as of December 31, 2025, our internal control over financial reporting is effective based on the COSO criteria.
TI’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which immediately follows this report.

Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Texas Instruments Incorporated
Opinion on internal control over financial reporting
We have audited Texas Instruments Incorporated’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Instruments Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 6, 2026, expressed an unqualified opinion thereon.
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
February 6, 2026

ITEM 9B. Other information
Not applicable.
ITEM 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.
PART III
ITEM 10. Directors, executive officers and corporate governance
The information with respect to directors’ names, ages, positions, term of office, periods of service and business experience, which is contained under the caption “Election of directors” in our proxy statement for the 2026 annual meeting of stockholders, is incorporated herein by reference to such proxy statement.
A list of our executive officers and their biographical information appears in Part I, Item 1 of this report.
The information with respect to Section 16(a) of the Securities Exchange Act of 1934 beneficial ownership reporting compliance contained under the caption “Delinquent Section 16(a) reports” in our proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
Code of ethics
We have adopted the Code of Ethics for TI Chief Executive Officer and Senior Finance Officers. A copy of the Code can be found on our website at www.ti.com/corporategovernance. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same website.
Audit committee
The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
Insider trading policies and procedures
The information contained under the caption “Insider trading policies and procedures” in our proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 11. Executive compensation
The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference to such proxy statement, provided that the Compensation Committee report shall not be deemed filed with this Form 10-K.
The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. Security ownership of certain beneficial owners and management and related stockholder matters
Equity compensation plan information
The following table sets forth information about the company’s equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	31,040,591	(a)	$151.34	(b)	59,899,276	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	31,040,591	(d)	$151.34		59,899,276
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
(c)Shares of TI common stock available for future issuance under the 2024 LTIP, the 2014 ESPP and the 2018 Director Plan. 28,100,269 shares remain available for future issuance under the 2024 LTIP and 1,707,387 shares remain available for future issuance under the 2018 Director Plan. Under the 2024 LTIP and the 2018 Director Plan, awards may be granted in the form of restricted stock units, options or other stock-based awards such as restricted stock.
(d)Includes 24,776,209 shares for issuance upon exercise of outstanding grants of options, 5,987,019 shares for issuance upon vesting of outstanding grants of restricted stock units, 167,742 shares for issuance under the 2014 ESPP and 109,621 shares for issuance in settlement of directors’ deferred compensation accounts.
Security ownership of certain beneficial owners and management
The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 13. Certain relationships and related transactions, and director independence
The information contained under the captions “Related person transactions” and “Director independence” in our proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference to such proxy statement.
ITEM 14. Principal accountant fees and services
The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2026 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV
ITEM 15. Exhibits, financial statement schedules
The financial statements are listed in the index included in Item 8, “Financial statements and supplementary data.”

Designation of Exhibit		Incorporated by Reference				Filed or Furnished Herewith
	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
3(a)	Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended	10-K	001-3761	February 24, 2015	3(a)
3(b)	By-Laws of the Registrant	8-K	001-3761	February 6, 2026	3.1
4(a)	Indenture	8-K	001-3761	May 23, 2011	4.2
4(b)	Officers’ Certificate	8-K	001-3761	November 3, 2017	4.1
4(c)	Officers’ Certificate	8-K	001-3761	May 7, 2018	4.1
4(d)	Officers’ Certificate	8-K	001-3761	June 8, 2018	4.1
4(e)	Officers’ Certificate	8-K	001-3761	March 11, 2019	4.1
4(f)	Officers’ Certificate	8-K	001-3761	September 4, 2019	4.1
4(g)	Officers’ Certificate	8-K	001-3761	May 4, 2020	4.1
4(h)	Officers’ Certificate	8-K	001-3761	September 15, 2021	4.1
4(i)	Officers’ Certificate	8-K	001-3761	August 16, 2022	4.1
4(j)	Officers’ Certificate	8-K	001-3761	November 18, 2022	4.1
4(k)	Officers’ Certificate	8-K	001-3761	March 14, 2023	4.1
4(l)	Officers’ Certificate	8-K	001-3761	May 18, 2023	4.1
4(m)	Officers’ Certificate	8-K	001-3761	February 8, 2024	4.1
4(n)	Officers’ Certificate	8-K	001-3761	May 23, 2025	4.1
4(o)	Description of Securities	10-K	001-3761	February 20, 2020	4(l)
10(a)	TI Deferred Compensation Plan, as amended *	10-K	001-3761	February 24, 2016	10(a)
10(b)	TI Employees Non-Qualified Pension Plan, effective January 1, 2009, as amended *	10-K	001-3761	February 24, 2016	10(b)
10(c)	TI Employees Non-Qualified Pension Plan II *	10-K	001-3761	February 24, 2016	10(c)
10(d)	Texas Instruments Long-Term Incentive Plan, adopted April 15, 1993 *	10-K	001-3761	February 24, 2012	10(c)
10(e)	Texas Instruments 2003 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 24, 2015	10(j)
10(f)	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan *	10-K	001-3761	February 23, 2017	10(k)
10(g)	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Texas Instruments 2009 Long-Term Incentive Plan *	10-K	001-3761	February 23, 2017	10(l)
10(h)	Texas Instruments 2009 Long-Term Incentive Plan as amended April 21, 2016 *	DEF 14A	001-3761	March 9, 2016	Appendix B

Designation of Exhibit		Incorporated by Reference				Filed or Furnished Herewith
	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
10(i)	Texas Instruments 2009 Director Compensation Plan as amended January 19, 2012	10-K	001-3761	February 23, 2017	10(n)
10(j)	Form of Non-Qualified Stock Option Award Agreement for Executive Officers effective as of January 18, 2024 *	10-K	001-3761	February 2, 2024	10(k)
10(k)	Form of Restricted Stock Unit Award Agreement for Executive Officers effective as of January 18, 2024 *	10-K	001-3761	February 2, 2024	10(l)
10(l)	Texas Instruments 2024 Long-Term Incentive Plan *	DEF 14A	001-3761	March 12, 2024	Appendix A
10(m)	Texas Instruments 2018 Director Compensation Plan as amended April 25, 2024	10-Q	001-3761	July 24, 2024	10(a)
19	Texas Instruments Incorporated Insider Trading Policy	10-K	001-3761	February 14, 2025	19
21	List of Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31(a)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer					X
31(b)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer					X
32(a)	Section 1350 Certification of Chief Executive Officer					X
32(b)	Section 1350 Certification of Chief Financial Officer					X
97	Texas Instruments Incorporated Recoupment Policy	10-K	001-3761	February 2, 2024	97
101.ins	Instance Document					X
101.sch	XBRL Taxonomy Schema					X
101.cal	XBRL Taxonomy Calculation Linkbase					X
101.def	XBRL Taxonomy Definitions Document					X
101.lab	XBRL Taxonomy Labels Linkbase					X
101.pre	XBRL Taxonomy Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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
•Our ability to retain, train and recruit skilled personnel and effectively manage key employee succession;
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
•Our ability to make principal and interest payments on our debt when due;
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
Rafael R. Lizardi, Senior Vice President and Chief Financial Officer

Date: February 6, 2026

Each person whose signature appears below constitutes and appoints each of Haviv Ilan, Rafael R. Lizardi, Julie Knecht and Katie Kane, or any of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Texas Instruments Incorporated for the year ended December 31, 2025, to sign any and all amendments to the Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 6, 2026.

/s/ Mark Blinn	/s/ Todd Bluedorn
Mark Blinn, Director	Todd Bluedorn, Director

/s/ Janet Clark	/s/ Carrie Cox
Janet Clark, Director	Carrie Cox, Director

/s/ Martin Craighead	/s/ Reginald DesRoches
Martin Craighead, Director	Reginald DesRoches, Director

/s/ Curtis Farmer	/s/ Jean Hobby
Curtis Farmer, Director	Jean Hobby, Director

/s/ Ronald Kirk	/s/ Pamela Patsley
Ronald Kirk, Director	Pamela Patsley, Director

/s/ Robert Sanchez	/s/ Haviv Ilan
Robert Sanchez, Director	Haviv Ilan, Director, Chairman of the Board, President and Chief Executive Officer

/s/ Rafael R. Lizardi	/s/ Julie Knecht
Rafael R. Lizardi, Senior Vice President and Chief Financial Officer	Julie Knecht, Vice President and Chief Accounting Officer