Form 10-Q
period 2026-03-31
TEXAS INSTRUMENTS INC
filed 2026-04-24
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
910,092,791
Number of shares of Registrant’s common stock outstanding as of
April 15, 2026

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended
Consolidated Statements of Income	March 31,
(In millions, except per-share amounts)	2026	2025
Revenue	$4,825	$4,069
Cost of revenue (COR)	2,026	1,756
Gross profit	2,799	2,313
Research and development (R&D)	510	517
Selling, general and administrative (SG&A)	464	472
Acquisition charges	17	—
Operating profit	1,808	1,324
Other income (expense), net (OI&E)	47	80
Interest and debt expense	141	128
Income before income taxes	1,714	1,276
Provision for income taxes	169	97
Net income	$1,545	$1,179

Earnings per common share (EPS):
Basic	$1.69	$1.29
Diluted	$1.68	$1.28

Average shares outstanding:
Basic	909	910
Diluted	914	916

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,545	$1,179
Income allocated to RSUs	(9)	(6)
Income allocated to common stock for diluted EPS	$1,536	$1,173

See accompanying notes.

	For Three Months Ended
Consolidated Statements of Comprehensive Income	March 31,
(In millions)	2026	2025
Net income	$1,545	$1,179
Changes in other comprehensive income (loss), net of tax
Net actuarial losses of defined benefit plans:
Adjustments	1	(7)
Recognized within net income	—	2
Prior service cost (credit) of defined benefit plans:
Adjustments	1	—
Recognized within net income	1	—
Available-for-sale investments and other:
Adjustments	(2)	(2)
Other comprehensive income (loss)	1	(7)
Total comprehensive income	$1,546	$1,172

See accompanying notes.

	March 31,	December 31,
Consolidated Balance Sheets	2026	2025
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$3,549	$3,225
Short-term investments	1,554	1,656
Accounts receivable, net of allowances of ($32) and ($22)	2,245	1,963
Raw materials	463	465
Work in process	2,355	2,372
Finished goods	1,877	1,967
Inventories	4,695	4,804
Prepaid expenses and other current assets	1,753	2,102
Total current assets	13,796	13,750
Property, plant and equipment at cost	17,870	17,682
Accumulated depreciation	(5,725)	(5,362)
Property, plant and equipment	12,145	12,320
Goodwill	4,330	4,330
Deferred tax assets	973	967
Capitalized software licenses	323	238
Overfunded retirement plans	321	324
Other long-term assets	2,505	2,656
Total assets	$34,393	$34,585

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,149	$500
Accounts payable	638	756
Accrued compensation	389	829
Income taxes payable	138	67
Accrued expenses and other liabilities	782	1,007
Total current liabilities	3,096	3,159
Long-term debt	12,901	13,548
Underfunded retirement plans	121	124
Deferred tax liabilities	63	66
Other long-term liabilities	1,434	1,415
Total liabilities	17,615	18,312
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	4,722	4,511
Retained earnings	52,483	52,236
Treasury common stock at cost
Shares: March 31, 2026 – 831; December 31, 2025 – 834	(42,084)	(42,130)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(84)	(85)
Total stockholders’ equity	16,778	16,273
Total liabilities and stockholders’ equity	$34,393	$34,585

See accompanying notes.

	For Three Months Ended
Consolidated Statements of Cash Flows	March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$1,545	$1,179
Adjustments to net income:
Depreciation	541	424
Amortization of capitalized software	21	20
Stock compensation	109	116
Gains on sales of assets	(5)	—
Deferred taxes	(4)	(87)
Increase (decrease) from changes in:
Accounts receivable	(282)	(141)
Inventories	109	(160)
Prepaid expenses and other current assets	(9)	(7)
Accounts payable and accrued expenses	(125)	(121)
Accrued compensation	(447)	(427)
Income taxes payable	130	132
Changes in funded status of retirement plans	4	(9)
Other	(67)	(70)
Cash flows from operating activities	1,520	849

Cash flows from investing activities
Capital expenditures	(676)	(1,123)
Proceeds from U.S. CHIPS and Science Act (CHIPS Act) incentives	555	260
Proceeds from asset sales	5	—
Purchases of short-term investments	(935)	(647)
Proceeds from short-term investments	1,043	2,807
Other	(39)	(44)
Cash flows from investing activities	(47)	1,253

Cash flows from financing activities
Repayment of debt	—	(750)
Dividends paid	(1,291)	(1,238)
Stock repurchases	(158)	(653)
Proceeds from common stock transactions	309	118
Other	(9)	(16)
Cash flows from financing activities	(1,149)	(2,539)

Net change in cash and cash equivalents	324	(437)
Cash and cash equivalents at beginning of period	3,225	3,200
Cash and cash equivalents at end of period	$3,549	$2,763

Supplemental cash flow information
Investment tax credit (ITC) used to reduce income taxes payable	$—	$—
Proceeds from CHIPS Act incentives	555	260
Total cash benefit related to the CHIPS Act	$555	$260

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
We report the results of our remaining business activities in Other. Other includes DLP® products and calculators, which are operating segments that do not meet the quantitative thresholds for individually reportable segments and cannot be aggregated with other operating segments.
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
Segment information

	For Three Months Ended March 31,
	2026				2025
	Analog	Embedded Processing	Other	Total	Analog	Embedded Processing	Other	Total
Revenue	$3,924	$723	$178	$4,825	$3,210	$647	$212	$4,069
Cost of revenue	1,589	374	63	2,026	1,296	375	85	1,756
Gross profit	2,335	349	115	2,799	1,914	272	127	2,313
R&D	369	123	18	510	369	128	20	517
SG&A	328	104	32	464	339	104	29	472
Acquisition charges	—	—	17	17	—	—	—	—
Operating profit	$1,638	$122	$48	$1,808	$1,206	$40	$78	$1,324

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Three Months Ended
	March 31,
	2026		2025
Revenue:
United States	$1,796	37%	$1,518	37%
China	1,024	21	826	20
Rest of Asia	555	12	438	11
Europe, Middle East and Africa (a)	1,070	22	936	23
Japan	289	6	275	7
Rest of world	91	2	76	2
Total revenue	$4,825	100%	$4,069	100%
(a)Revenue from end customers headquartered in Germany was 10% and 11% in the first quarters of 2026 and 2025, respectively.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2025. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended March 31, 2026 and 2025, and the Consolidated Balance Sheet as of March 31, 2026, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2025. The results for the three-month periods are not necessarily indicative of a full year’s results.
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended March 31,
	2026			2025
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,545			$1,179
Income allocated to RSUs	(9)			(6)
Income allocated to common stock	$1,536	909	$1.69	$1,173	910	$1.29
Dilutive effect of stock compensation plans		5			6

Diluted EPS:
Net income	$1,545			$1,179
Income allocated to RSUs	(9)			(6)
Income allocated to common stock	$1,536	914	$1.68	$1,173	916	$1.28
Potentially dilutive securities representing 6 million and 10 million shares of common stock that were outstanding during the first quarters of 2026 and 2025, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of March 31, 2026. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of March 31, 2026, the carrying value of long-term debt, including the current portion, was $14.05 billion, and the estimated fair value was $13.05 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Changes in accounting standards – standards not yet adopted
We are currently evaluating the potential impact of the following Accounting Standards Updates (ASU) on our financial statements and related disclosures. We plan to adopt these ASUs as of their effective dates.

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
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended
	March 31,
	2026	2025
Taxes calculated using the estimated annual effective tax rate	$229	$166
Discrete tax items	(60)	(69)
Provision for income taxes	$169	$97

Effective tax rate	10%	8%
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

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details of our investments are as follows:

	March 31, 2026			December 31, 2025
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Money market funds	$1,122	$—	$—	$844	$—	$—
Corporate obligations	797	526	—	517	522	—
U.S. government and agency securities	1,136	978	—	1,296	1,035	—
Non-U.S. government and agency securities	90	50	—	184	99	—
Mutual funds	—	—	10	—	—	11
Total	3,145	1,554	10	2,841	1,656	11

Other investments	—	—	5	—	—	5

Cash on hand	404	—	—	384	—	—
Total	$3,549	$1,554	$15	$3,225	$1,656	$16
As of March 31, 2026, and December 31, 2025, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first three months of 2026 and 2025.
The following table presents the aggregate maturities of our debt investments as of March 31, 2026:

Fair Value
One year or less	$3,138
One to two years	439
Proceeds from sales, redemptions and maturities of short-term debt investments were $1.04 billion and $2.81 billion for the first quarters of 2026 and 2025, respectively. Gross realized gains and losses from these sales were not material.
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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. As of March 31, 2026, and December 31, 2025, we had no Level 3 assets or liabilities.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,122	$—	$1,122	$844	$—	$844
Corporate obligations	—	1,323	1,323	—	1,039	1,039
U.S. government and agency securities	1,815	299	2,114	1,932	399	2,331
Non-U.S. government and agency securities	—	140	140	—	283	283
Mutual funds	10	—	10	11	—	11
Total assets	$2,947	$1,762	$4,709	$2,787	$1,721	$4,508

Liabilities:
Deferred compensation	$444	$—	$444	$492	$—	$492
Total liabilities	$444	$—	$444	$492	$—	$492
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended March 31,	2026	2025	2026	2025	2026	2025
Service cost	$2	$2	$—	$—	$4	$4
Interest cost	6	6	3	3	16	14
Expected return on plan assets	(6)	(4)	(3)	(3)	(19)	(18)
Recognized net actuarial losses (gains)	1	2	—	—	(1)	1
Amortization of prior service cost (credit)	—	—	—	—	1	—
Net periodic benefit costs (credits)	$3	$6	$—	$—	$1	$1
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of March 31, 2026, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2027. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of March 31, 2026, our credit facility was undrawn, and we had no commercial paper outstanding.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	March 31,	December 31,
	2026	2025
Notes due 2026 at 1.125%	$500	$500
Notes due 2027 at 4.60%	650	650
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	650
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2030 at 4.50%	550	550
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	600
Notes due 2035 at 5.10%	650	650
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	750
Notes due 2063 at 5.05%	1,550	1,550
Total debt	14,150	14,150
Net unamortized discounts, premiums and issuance costs	(100)	(102)
Total debt, including net unamortized discounts, premiums and issuance costs	14,050	14,048
Current portion of long-term debt	(1,149)	(500)
Long-term debt	$12,901	$13,548
Interest and debt expense was $141 million and $128 million for the first quarters of 2026 and 2025, respectively. This was net of the amortized discounts, premiums and issuance and other related costs. Capitalized interest was $3 million and $4 million for the first quarters of 2026 and 2025, respectively.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2025	$1,741	$4,511	$52,236	$(42,130)	$(85)

2026
Net income	—	—	1,545	—	—
Dividends declared and paid ($1.42 per share)	—	—	(1,291)	—	—
Common stock issued for stock-based awards	—	105	—	204	—
Stock repurchases	—	—	—	(158)	—
Stock compensation	—	109	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	1
Dividend equivalents on RSUs	—	—	(8)	—	—
Other	—	(3)	1	—	—
Balance, March 31, 2026	$1,741	$4,722	$52,483	$(42,084)	$(84)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2024	$1,741	$3,935	$52,262	$(40,895)	$(140)

2025
Net income	—	—	1,179	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,238)	—	—
Common stock issued for stock-based awards	—	8	—	110	—
Stock repurchases	—	—	—	(657)	—
Stock compensation	—	116	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(7)
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	(1)	—	—	—
Balance, March 31, 2025	$1,741	$4,058	$52,196	$(41,442)	$(147)
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
As announced on February 4, 2026, we have entered into a definitive agreement to acquire Silicon Labs for $231.00 per share in an all-cash transaction, representing a total enterprise value of approximately $7.5 billion. Under the terms of the agreement, Silicon Labs stockholders will receive $231.00 in cash for each share of Silicon Labs common stock they hold at the time of closing, which is currently expected in the first half of 2027, subject to receipt of regulatory approvals and other customary closing conditions, including approval by Silicon Labs stockholders. We expect to fund the transaction with a combination of cash on hand and debt financing to be arranged prior to closing. During the first quarter of 2026, we incurred $17 million of acquisition charges.

Prepaid expenses and other current assets
	March 31,	December 31,
	2026	2025
CHIPS Act incentives	$1,404	$1,709
Other	349	393
Total	$1,753	$2,102

Other long-term assets
	March 31,	December 31,
	2026	2025
CHIPS Act incentives	$1,493	$1,639
Other	1,012	1,017
Total	$2,505	$2,656

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the first quarters of 2026 and 2025. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		Impact to Related Statement of Income Lines
	March 31,
	2026	2025
Net actuarial losses of defined benefit plans:
Recognized net actuarial losses (a)	$—	$3	Decrease (increase) to OI&E
Tax effect	—	(1)	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$—	$2	Decrease (increase) to net income

Prior service cost (credit) of defined benefit plans:
Amortization of prior service cost (credit) (a)	$1	$—	Decrease (increase) to OI&E
Tax effect	—	—	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$1	$—	Decrease (increase) to net income
(a)Detailed in Note 5
Effect on shares outstanding and treasury shares
The following table reflects the changes in treasury shares:

2026
Balance, January 1	834
Repurchases	1
Shares issued for stock compensation	(4)
Balance, March 31	831

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
The markets for our products are industrial, automotive, data center, personal electronics and communications equipment. See our 2025 Form 10-K for more information.
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
We continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity plan. We are nearing the end of a six-year elevated capital expenditures cycle that, when completed, will uniquely position TI to deliver dependable, low-cost 300mm capacity, scalability of capital expenditures, including capacity modularity, and free cash flow per share growth across a range of market conditions.
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
◦Our LFAB facility, which primarily supports our Embedded Processing business, was purchased as an operating fab and is continuing to ramp production, so we expect factory loadings to increase over time. As LFAB ramps, we expect Embedded to carry manufacturing costs that disproportionately benefit Embedded Processing operating profit as compared to Analog.

•For an explanation of free cash flow, see the Non-GAAP financial information section.
•All dollar amounts in the tables are stated in millions of U.S. dollars.
Performance summary
Our first quarter revenue was $4.83 billion, net income was $1.55 billion and earnings per share (EPS) were $1.68.
Revenue increased 9% sequentially and 19% from the same quarter a year ago with growth led by industrial and data center.
Our cash flow from operations of $7.8 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow for the same period was $4.4 billion.
Over the past 12 months we invested $3.9 billion in R&D and SG&A, invested $4.1 billion in capital expenditures and returned $6.0 billion to shareholders.
Macroeconomic factors
In first quarter, the overall analog and embedded semiconductor market recovery continued. While uncertainty related to broader macroeconomic dynamics remains, growth of semiconductor content in electronics has continued to drive demand for our products, particularly in the industrial, automotive and data center markets. We believe we are well positioned with inventory and capacity to support our customers with competitive lead times through the semiconductor cycle.
Acquisition of Silicon Labs
As announced on February 4, 2026, we have entered into a definitive agreement to acquire Silicon Labs for $231.00 per share in an all-cash transaction, representing a total enterprise value of approximately $7.5 billion. Under the terms of the agreement, Silicon Labs stockholders will receive $231.00 in cash for each share of Silicon Labs common stock they hold at the time of closing, which is currently expected in the first half of 2027, subject to receipt of regulatory approvals and other customary closing conditions, including approval by Silicon Labs stockholders. We expect to fund the transaction with a combination of cash on hand and debt financing to be arranged prior to closing.
Details of financial results – first quarter 2026 compared with first quarter 2025
Revenue of $4.83 billion increased $756 million, or 19%, due to increased demand in our Analog segment and, to a lesser extent, in our Embedded Processing segment, which were both impacted by the macroeconomic factors discussed above.
Gross profit of $2.80 billion was up $486 million, or 21%, primarily due to higher revenue, partially offset by higher manufacturing costs associated with our planned capacity expansions. As a percentage of revenue, gross profit increased to 58.0% from 56.8%.
Operating expenses (R&D and SG&A) were $974 million compared with $989 million.
Acquisition charges were $17 million due to transaction-related costs associated with our planned acquisition of Silicon Labs.
Operating profit was $1.81 billion, or 37.5% of revenue, compared with $1.32 billion, or 32.5% of revenue. This change was primarily due to higher revenue and associated gross profit.
OI&E was $47 million of income compared with $80 million of income. This decrease was primarily due to lower interest income.
Interest and debt expense of $141 million increased $13 million. See Note 6 to the financial statements.

Our provision for income taxes was $169 million compared with $97 million. This increase was primarily due to higher income before income taxes. Our effective tax rate, which includes discrete tax items, was 10% compared with 8%.
Net income was $1.55 billion compared with $1.18 billion. EPS was $1.68 compared with $1.28.
First quarter 2026 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q1 2026	Q1 2025	Change
Revenue	$3,924	$3,210	22%
Operating profit	1,638	1,206	36%
Operating profit % of revenue	41.7%	37.6%
Analog revenue increased in both product lines, led by Signal Chain, due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q1 2026	Q1 2025	Change
Revenue	$723	$647	12%
Operating profit	122	40	205%
Operating profit % of revenue	16.9%	6.2%
Embedded Processing revenue increased due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit increased primarily due to higher revenue and associated gross profit.
Other (includes DLP® products and calculators)

	Q1 2026	Q1 2025	Change
Revenue	$178	$212	(16)%
Operating profit *	48	78	(38)%
Operating profit % of revenue	27.0%	36.8%
* Includes Acquisition charges
Other revenue decreased $34 million, and operating profit decreased $30 million.
Financial condition
At the end of the first quarter of 2026, total cash (cash and cash equivalents plus short-term investments) was $5.10 billion, an increase of $222 million from the end of 2025.
Accounts receivable were $2.25 billion, an increase of $282 million compared with the end of 2025. Days sales outstanding in the first quarter of 2026 were 42 compared with 40 at the end of 2025.
Inventory was $4.70 billion, a decrease of $109 million from the end of 2025. Days of inventory for the first quarter of 2026 were 209 compared with 222 at the end of 2025, which reflects the continued execution of our inventory strategy.

Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of March 31, 2026, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first three months of 2026 were $1.52 billion, an increase of $671 million from the year-ago period due to higher net income and non-cash items, as well as lower cash used for working capital.
Investing activities for the first three months of 2026 used $47 million compared with $1.25 billion of cash provided in the year-ago period. Capital expenditures were $676 million compared with $1.12 billion in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. U.S. CHIPS and Science Act (CHIPS Act) incentives provided cash proceeds of $555 million of direct funding compared with $260 million related to the investment tax credit (ITC) in the year-ago period. Short-term investments provided cash of $108 million compared with $2.16 billion in the year-ago period.
We are nearing the end of our six-year elevated capital expenditures cycle, and consistent with our capital management strategy, we are expecting to spend about $2 billion to $3 billion in 2026. Beyond 2026, capital expenditures will be dependent on revenue and growth expectations. We expect to continue benefiting from the CHIPS Act. This includes the 35% ITC on qualifying manufacturing investments as well as direct funding of up to $1.6 billion, of which we have received $630 million, for our three large-scale 300mm wafer fabs located in Sherman, Texas, and Lehi, Utah.
Financing activities for the first three months of 2026 used $1.15 billion compared with $2.54 billion in the year-ago period. We retired maturing debt of $750 million in the year-ago period. Dividends paid were $1.29 billion compared with $1.24 billion in the year-ago period, reflecting an increased dividend rate. We used $158 million to repurchase 0.8 million shares of our common stock compared with $653 million to repurchase 3.5 million shares in the year-ago period. Employee exercises of stock options provided cash proceeds of $309 million compared with $118 million in the year-ago period.
We had $3.55 billion of cash and cash equivalents and $1.55 billion of short-term investments as of March 31, 2026. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	March 31,
	2026	2025	Change
Cash flow from operations (GAAP) *	$7,824	$6,150	27%
Capital expenditures	(4,103)	(4,695)
Proceeds from CHIPS Act incentives	630	260
Free cash flow (non-GAAP)	$4,351	$1,715	154%

Revenue	$18,438	$16,049

Cash flow from operations as a percentage of revenue (GAAP)	42.4%	38.3%
Free cash flow as a percentage of revenue (non-GAAP)	23.6%	10.7%
* Includes cash benefits of $335 million and $588 million from the CHIPS Act ITC used to reduce income taxes payable for the twelve months ended March 31, 2026 and 2025, respectively.

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
ITEM 1A. Risk factors
Information concerning our risk factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2025, and is incorporated by reference herein.
ITEM 2. Unregistered sales of equity securities and use of proceeds
The following table contains information regarding our purchases of our common stock during the quarter.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 - 31, 2026	156,271	$187.17	156,271	$18.76	billion
February 1 - 28, 2026	72,608	215.12	72,608	18.74	billion
March 1 - 31, 2026	584,217	193.93	584,217	18.63	billion (b)
Total	813,096		813,096

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively. No expiration date has been specified for these authorizations.

(b)As of March 31, 2026, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 6, 2026).
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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

Date: April 24, 2026