Form 10-Q
period 2026-06-30
TEXAS INSTRUMENTS INC
filed 2026-07-24
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
913,247,686
Number of shares of Registrant’s common stock outstanding as of
July 15, 2026

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Income	June 30,		June 30,
(In millions, except per-share amounts)	2026	2025	2026	2025
Revenue	$5,463	$4,448	$10,288	$8,517
Cost of revenue (COR)	2,111	1,873	4,137	3,629
Gross profit	3,352	2,575	6,151	4,888
Research and development (R&D)	535	527	1,045	1,044
Selling, general and administrative (SG&A)	490	485	954	957
Acquisition charges	17	—	34	—
Operating profit	2,310	1,563	4,118	2,887
Other income (expense), net (OI&E)	69	48	116	128
Interest and debt expense	141	133	282	261
Income before income taxes	2,238	1,478	3,952	2,754
Provision for income taxes	258	183	427	280
Net income	$1,980	$1,295	$3,525	$2,474

Earnings per common share (EPS):
Basic	$2.16	$1.42	$3.85	$2.71
Diluted	$2.14	$1.41	$3.82	$2.69

Average shares outstanding:
Basic	912	908	911	909
Diluted	920	912	917	914

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$1,980	$1,295	$3,525	$2,474
Income allocated to RSUs	(11)	(7)	(20)	(13)
Income allocated to common stock for diluted EPS	$1,969	$1,288	$3,505	$2,461

See accompanying notes.

	For Three Months Ended		For Six Months Ended
Consolidated Statements of Comprehensive Income	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net income	$1,980	$1,295	$3,525	$2,474
Changes in other comprehensive income (loss), net of tax
Net actuarial losses of defined benefit plans:
Adjustments	1	(13)	2	(20)
Recognized within net income	1	4	1	6
Prior service cost (credit) of defined benefit plans:
Adjustments	—	—	1	—
Recognized within net income	—	—	1	—
Available-for-sale investments and other:
Adjustments	(1)	—	(3)	(2)
Other comprehensive income (loss)	1	(9)	2	(16)
Total comprehensive income	$1,981	$1,286	$3,527	$2,458

See accompanying notes.

	June 30,	December 31,
Consolidated Balance Sheets	2026	2025
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$3,660	$3,225
Short-term investments	3,341	1,656
Accounts receivable, net of allowances of ($22) and ($22)	2,520	1,963
Raw materials	467	465
Work in process	2,407	2,372
Finished goods	1,731	1,967
Inventories	4,605	4,804
Prepaid expenses and other current assets	1,631	2,102
Total current assets	15,757	13,750
Property, plant and equipment at cost	17,856	17,682
Accumulated depreciation	(5,945)	(5,362)
Property, plant and equipment	11,911	12,320
Goodwill	4,330	4,330
Deferred tax assets	1,017	967
Capitalized software licenses	314	238
Overfunded retirement plans	316	324
Other long-term assets	2,237	2,656
Total assets	$35,882	$34,585

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,149	$500
Accounts payable	680	756
Accrued compensation	536	829
Income taxes payable	70	67
Accrued expenses and other liabilities	809	1,007
Total current liabilities	3,244	3,159
Long-term debt	12,903	13,548
Underfunded retirement plans	123	124
Deferred tax liabilities	55	66
Other long-term liabilities	1,550	1,415
Total liabilities	17,875	18,312
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	5,129	4,511
Retained earnings	53,161	52,236
Treasury common stock at cost
Shares: June 30, 2026 – 828; December 31, 2025 – 834	(41,941)	(42,130)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(83)	(85)
Total stockholders’ equity	18,007	16,273
Total liabilities and stockholders’ equity	$35,882	$34,585

See accompanying notes.

	For Six Months Ended
Consolidated Statements of Cash Flows	June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$3,525	$2,474
Adjustments to net income:
Depreciation	1,088	884
Amortization of capitalized software	42	41
Stock compensation	236	245
Gains on sales of assets	(13)	—
Deferred taxes	(66)	(137)
Increase (decrease) from changes in:
Accounts receivable	(557)	(215)
Inventories	199	(285)
Prepaid expenses and other current assets	(7)	(16)
Accounts payable and accrued expenses	(24)	(29)
Accrued compensation	(305)	(255)
Income taxes payable	116	61
Changes in funded status of retirement plans	7	(27)
Other	(18)	(32)
Cash flows from operating activities	4,223	2,709

Cash flows from investing activities
Capital expenditures	(1,190)	(2,428)
Proceeds from U.S. CHIPS and Science Act (CHIPS Act) incentives	1,104	260
Proceeds from asset sales	37	—
Purchases of short-term investments	(3,342)	(1,839)
Proceeds from short-term investments	1,679	3,938
Other	(37)	(13)
Cash flows from investing activities	(1,749)	(82)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,199
Repayment of debt	—	(750)
Dividends paid	(2,586)	(2,473)
Stock repurchases	(185)	(955)
Proceeds from common stock transactions	754	233
Other	(22)	(37)
Cash flows from financing activities	(2,039)	(2,783)

Net change in cash and cash equivalents	435	(156)
Cash and cash equivalents at beginning of period	3,225	3,200
Cash and cash equivalents at end of period	$3,660	$3,044

Supplemental cash flow information
Investment tax credit (ITC) used to reduce income taxes payable	$301	$203
Proceeds from CHIPS Act incentives	1,104	260
Total cash benefit related to the CHIPS Act	$1,405	$463

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
Segment information

	For Three Months Ended June 30,
	2026				2025
	Analog	Embedded Processing	Other	Total	Analog	Embedded Processing	Other	Total
Revenue	$4,365	$788	$310	$5,463	$3,452	$679	$317	$4,448
Cost of revenue	1,636	380	95	2,111	1,395	365	113	1,873
Gross profit	2,729	408	215	3,352	2,057	314	204	2,575
R&D	388	129	18	535	383	125	19	527
SG&A	349	111	30	490	349	104	32	485
Acquisition charges	—	—	17	17	—	—	—	—
Operating profit	$1,992	$168	$150	$2,310	$1,325	$85	$153	$1,563

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Six Months Ended June 30,
	2026				2025
	Analog	Embedded Processing	Other	Total	Analog	Embedded Processing	Other	Total
Revenue	$8,289	$1,511	$488	$10,288	$6,662	$1,326	$529	$8,517
Cost of revenue	3,225	754	158	4,137	2,691	740	198	3,629
Gross profit	5,064	757	330	6,151	3,971	586	331	4,888
R&D	757	252	36	1,045	752	253	39	1,044
SG&A	677	215	62	954	688	208	61	957
Acquisition charges	—	—	34	34	—	—	—	—
Operating profit	$3,630	$290	$198	$4,118	$2,531	$125	$231	$2,887
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Three Months Ended				For Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
Revenue:
United States	$2,131	39%	$1,707	38%	$3,927	38%	$3,225	38%
China	1,223	22	985	22	2,247	22	1,811	21
Rest of Asia	606	11	487	11	1,161	11	925	11
Europe, Middle East and Africa (a)	1,075	20	891	20	2,145	21	1,827	21
Japan	330	6	295	7	619	6	570	7
Rest of world	98	2	83	2	189	2	159	2
Total revenue	$5,463	100%	$4,448	100%	$10,288	100%	$8,517	100%
(a)Revenue from end customers headquartered in Germany was 9% and 10% in the second quarters of 2026 and 2025, respectively, and 10% in the first six months of both 2026 and 2025.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2025. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended June 30, 2026 and 2025, and the Consolidated Balance Sheet as of June 30, 2026, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2025. The results for the three- and six-month periods are not necessarily indicative of a full year’s results.

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
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended June 30,
	2026			2025
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$1,980			$1,295
Income allocated to RSUs	(11)			(7)
Income allocated to common stock	$1,969	912	$2.16	$1,288	908	$1.42
Dilutive effect of stock compensation plans		8			4

Diluted EPS:
Net income	$1,980			$1,295
Income allocated to RSUs	(11)			(7)
Income allocated to common stock	$1,969	920	$2.14	$1,288	912	$1.41

	For Six Months Ended June 30,
	2026			2025
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$3,525			$2,474
Income allocated to RSUs	(20)			(13)
Income allocated to common stock	$3,505	911	$3.85	$2,461	909	$2.71
Dilutive effect of stock compensation plans		6			5

Diluted EPS:
Net income	$3,525			$2,474
Income allocated to RSUs	(20)			(13)
Income allocated to common stock	$3,505	917	$3.82	$2,461	914	$2.69
Potentially dilutive securities excluded from the computation of diluted earnings per common share during the second quarter of 2026 were not material. Potentially dilutive securities representing 12 million shares of common stock that were outstanding during the second quarter of 2025, and 3 million and 12 million shares outstanding during the first six months of 2026 and 2025, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of June 30, 2026. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of June 30, 2026, the carrying value of long-term debt, including the current portion, was $14.05 billion, and the estimated fair value was $13.09 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
Changes in accounting standards – standards not yet adopted
We are currently evaluating the potential impact of the following Accounting Standards Updates (ASU) on our financial statements and related disclosures. We plan to adopt these ASUs as of their effective dates.

ASU	Description	Effective for Period Ending
ASU No. 2024-03	Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	December 31, 2027
ASU No. 2025-06	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	March 31, 2028
ASU No. 2025-10	Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	March 31, 2029
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Taxes calculated using the estimated annual effective tax rate	$309	$199	$538	$365
Discrete tax items	(51)	(16)	(111)	(85)
Provision for income taxes	$258	$183	$427	$280

Effective tax rate	12%	12%	11%	10%
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
Details of our investments are as follows:

	June 30, 2026			December 31, 2025
	Cash and Cash Equivalents	Short-Term Investments	Other Long-Term Assets	Cash and Cash Equivalents	Short-Term Investments	Other Long-Term Assets
Measured at fair value:
Money market funds	$823	$—	$—	$844	$—	$—
Corporate obligations	541	1,013	—	517	522	—
U.S. government and agency securities	1,659	2,032	—	1,296	1,035	—
Non-U.S. government and agency securities	249	296	—	184	99	—
Mutual funds	—	—	11	—	—	11
Total	3,272	3,341	11	2,841	1,656	11

Other investments	—	—	4	—	—	5

Cash on hand	388	—	—	384	—	—
Total	$3,660	$3,341	$15	$3,225	$1,656	$16
As of June 30, 2026, and December 31, 2025, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first six months of 2026 and 2025.
The following table presents the aggregate maturities of our debt investments as of June 30, 2026:

Fair Value
One year or less	$5,202
One to two years	588
Proceeds from sales, redemptions and maturities of short-term debt investments were $636 million and $1.13 billion for the second quarters of 2026 and 2025, respectively, and $1.68 billion and $3.94 billion for the first six months of 2026 and 2025, respectively. Gross realized gains and losses from these sales were not material.

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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. As of June 30, 2026, and December 31, 2025, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$823	$—	$823	$844	$—	$844
Corporate obligations	—	1,554	1,554	—	1,039	1,039
U.S. government and agency securities	3,342	349	3,691	1,932	399	2,331
Non-U.S. government and agency securities	—	545	545	—	283	283
Mutual funds	11	—	11	11	—	11
Total assets	$4,176	$2,448	$6,624	$2,787	$1,721	$4,508

Liabilities:
Deferred compensation	$500	$—	$500	$492	$—	$492
Total liabilities	$500	$—	$500	$492	$—	$492

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended June 30,	2026	2025	2026	2025	2026	2025
Service cost	$1	$2	$—	$1	$4	$3
Interest cost	5	7	3	3	17	15
Expected return on plan assets	(4)	(6)	(2)	(3)	(20)	(17)
Recognized net actuarial losses (gains)	1	2	—	(1)	(1)	1
Amortization of prior service cost (credit)	—	—	—	—	1	—
Net periodic benefit costs (credits)	3	5	1	—	1	2
Settlement losses (gains)	2	3	—	—	(1)	—
Total, including other postretirement losses (gains)	$5	$8	$1	$—	$—	$2

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Six Months Ended June 30,	2026	2025	2026	2025	2026	2025
Service cost	$3	$4	$—	$1	$8	$7
Interest cost	11	13	6	6	33	29
Expected return on plan assets	(10)	(10)	(5)	(6)	(39)	(35)
Recognized net actuarial losses (gains)	2	4	—	(1)	(2)	2
Amortization of prior service cost (credit)	—	—	—	—	2	—
Net periodic benefit costs (credits)	6	11	1	—	2	3
Settlement losses (gains)	2	3	—	—	(1)	—
Total, including other postretirement losses (gains)	$8	$14	$1	$—	$1	$3
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of June 30, 2026, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2027. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of June 30, 2026, our credit facility was undrawn, and we had no commercial paper outstanding.
In June 2026, we entered into a 364-day delayed draw term loan credit facility for borrowings up to $5 billion to support the Silicon Labs acquisition consideration and related transaction expenses. The availability of funding is conditioned on the consummation of the planned acquisition of Silicon Labs. As of June 30, 2026, there were no outstanding borrowings on the delayed draw term loan credit facility.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	June 30,	December 31,
	2026	2025
Notes due 2026 at 1.125%	$500	$500
Notes due 2027 at 4.60%	650	650
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	650
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2030 at 4.50%	550	550
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	600
Notes due 2035 at 5.10%	650	650
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	750
Notes due 2063 at 5.05%	1,550	1,550
Total debt	14,150	14,150
Net unamortized discounts, premiums and issuance costs	(98)	(102)
Total debt, including net unamortized discounts, premiums and issuance costs	14,052	14,048
Current portion of long-term debt	(1,149)	(500)
Long-term debt	$12,903	$13,548
Interest and debt expense was $141 million and $133 million for the second quarters of 2026 and 2025, respectively, and $282 million and $261 million for the first six months of 2026 and 2025, respectively. This is inclusive of amortized discounts, premiums and issuance and other related costs. Capitalized interest was $3 million and $2 million for the second quarters of 2026 and 2025, respectively, and $6 million for the first six months of both 2026 and 2025.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2025	$1,741	$4,511	$52,236	$(42,130)	$(85)

2026
Net income	—	—	1,545	—	—
Dividends declared and paid ($1.42 per share)	—	—	(1,291)	—	—
Common stock issued for stock-based awards	—	105	—	204	—
Stock repurchases	—	—	—	(158)	—
Stock compensation	—	109	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	1
Dividend equivalents on RSUs	—	—	(8)	—	—
Other	—	(3)	1	—	—
Balance, March 31, 2026	1,741	4,722	52,483	(42,084)	(84)

Net income	—	—	1,980	—	—
Dividends declared and paid ($1.42 per share)	—	—	(1,295)	—	—
Common stock issued for stock-based awards	—	279	—	166	—
Stock repurchases	—	—	—	(23)	—
Stock compensation	—	127	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	1
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	1	—	—	—
Balance, June 30, 2026	$1,741	$5,129	$53,161	$(41,941)	$(83)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2024	$1,741	$3,935	$52,262	$(40,895)	$(140)

2025
Net income	—	—	1,179	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,238)	—	—
Common stock issued for stock-based awards	—	8	—	110	—
Stock repurchases	—	—	—	(657)	—
Stock compensation	—	116	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(7)
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	(1)	—	—	—
Balance, March 31, 2025	1,741	4,058	52,196	(41,442)	(147)

Net income	—	—	1,295	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,235)	—	—
Common stock issued for stock-based awards	—	59	—	56	—
Stock repurchases	—	—	—	(290)	—
Stock compensation	—	129	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(9)
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	(1)	—	—	—
Balance, June 30, 2025	$1,741	$4,245	$52,249	$(41,676)	$(156)
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
As announced on February 4, 2026, we have entered into a definitive agreement to acquire Silicon Labs for $231.00 per share in an all-cash transaction, representing a total enterprise value of approximately $7.5 billion. Under the terms of the agreement, Silicon Labs stockholders will receive $231.00 in cash for each share of Silicon Labs common stock they hold at the time of closing, which is expected in the first half of 2027, subject to receipt of regulatory approvals and other customary closing conditions. We expect to fund the transaction with a combination of cash on hand and debt financing. During the second quarter and first six months of 2026, we incurred $17 million and $34 million of acquisition charges, respectively.

Prepaid expenses and other current assets
	June 30,	December 31,
	2026	2025
CHIPS Act incentives	$1,005	$1,709
Other	626	393
Total	$1,631	$2,102

Other long-term assets
	June 30,	December 31,
	2026	2025
CHIPS Act incentives	$1,158	$1,639
Other	1,079	1,017
Total	$2,237	$2,656
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the second quarters of 2026 and 2025. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Six Months Ended		Impact to Related Statement of Income Lines
	June 30,		June 30,
	2026	2025	2026	2025
Net actuarial losses of defined benefit plans:
Recognized net actuarial losses and settlement losses (a)	$1	$5	$1	$8	Decrease (increase) to OI&E
Tax effect	—	(1)	—	(2)	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$1	$4	$1	$6	Decrease (increase) to net income

Prior service cost (credit) of defined benefit plans:
Amortization of prior service cost (credit) (a)	$1	$—	$2	$—	Decrease (increase) to OI&E
Tax effect	(1)	—	(1)	—	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$—	$—	$1	$—	Decrease (increase) to net income
(a)Detailed in Note 5

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
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
We continue to invest to strengthen our competitive advantage in manufacturing and technology as part of our long-term capacity plan. We have invested in manufacturing capacity to support customer demand, enable external foundry transfers and prepare new factories to have cleanroom space available to support future growth. These investments have uniquely positioned TI to deliver dependable, low-cost 300mm capacity with the ability to equip and ramp factories to support customer demand. We believe this approach supports free cash flow per share growth across a range of market conditions.
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
•When we discuss our results:
◦Unless otherwise noted, changes in our revenue are attributable to changes in customer demand, which are evidenced by fluctuations in shipment volumes. Upturns in the semiconductor cycle are often characterized by rising customer demand, which drives higher revenue, while downturns in the semiconductor cycle are characterized by weakening customer demand, which results in lower revenue.
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
Performance summary
Our second quarter revenue was $5.46 billion, net income was $1.98 billion and earnings per share (EPS) were $2.14.
Revenue increased 13% sequentially and 23% from the same quarter a year ago with broad growth led by industrial, data center and automotive.
Our cash flow from operations of $8.7 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow for the same period was $6.5 billion.
Over the past 12 months we invested $3.9 billion in R&D and SG&A, invested $3.3 billion in capital expenditures and returned $5.8 billion to shareholders.
Acquisition of Silicon Labs
As announced on February 4, 2026, we have entered into a definitive agreement to acquire Silicon Labs for $231.00 per share in an all-cash transaction, representing a total enterprise value of approximately $7.5 billion. Under the terms of the agreement, Silicon Labs stockholders will receive $231.00 in cash for each share of Silicon Labs common stock they hold at the time of closing, which is expected in the first half of 2027, subject to receipt of regulatory approvals and other customary closing conditions. We expect to fund the transaction with a combination of cash on hand and debt financing.
In June 2026, we entered into a 364-day delayed draw term loan credit facility for borrowings up to $5 billion to support the Silicon Labs acquisition consideration and related transaction expenses. As of June 30, 2026, there were no outstanding borrowings on the delayed draw term loan credit facility.
Details of financial results – second quarter 2026 compared with second quarter 2025
Revenue of $5.46 billion increased $1.02 billion, or 23%, due to increased demand in our Analog segment and, to a lesser extent, in our Embedded Processing segment.
Gross profit of $3.35 billion was up $777 million, or 30%, primarily due to higher revenue, partially offset by higher manufacturing costs associated with our planned capacity expansions. As a percentage of revenue, gross profit increased to 61.4% from 57.9%.
Operating expenses (R&D and SG&A) were $1.03 billion compared with $1.01 billion.
Acquisition charges were $17 million due to transaction-related costs associated with our planned acquisition of Silicon Labs.
Operating profit was $2.31 billion, or 42.3% of revenue, compared with $1.56 billion, or 35.1% of revenue. This change was primarily due to higher revenue and associated gross profit.

OI&E was $69 million of income compared with $48 million of income. This increase was primarily due to higher interest income.
Interest and debt expense of $141 million increased $8 million. See Note 6 to the financial statements.
Our provision for income taxes was $258 million compared with $183 million. This increase was primarily due to higher income before income taxes, partially offset by higher discrete tax benefits of $35 million, related to stock-based compensation. Our effective tax rate, which includes discrete tax items, was 12% in both periods.
Net income was $1.98 billion compared with $1.30 billion. EPS was $2.14 compared with $1.41.
Second quarter 2026 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q2 2026	Q2 2025	Change
Revenue	$4,365	$3,452	26%
Operating profit	1,992	1,325	50%
Operating profit % of revenue	45.6%	38.4%
Analog revenue increased in both product lines, led by Signal Chain, due to higher demand. Operating profit increased due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q2 2026	Q2 2025	Change
Revenue	$788	$679	16%
Operating profit	168	85	98%
Operating profit % of revenue	21.3%	12.5%
Embedded Processing revenue increased due to higher demand. Operating profit increased primarily due to higher revenue and associated gross profit.
Other (includes DLP® products and calculators)

	Q2 2026	Q2 2025	Change
Revenue	$310	$317	(2)%
Operating profit *	150	153	(2)%
Operating profit % of revenue	48.4%	48.3%
*Includes Acquisition charges
Other revenue decreased $7 million, and operating profit decreased $3 million.
Details of financial results – first six months of 2026 compared with first six months of 2025
Revenue of $10.29 billion increased $1.77 billion, or 21%, due to increased demand in our Analog segment and, to a lesser extent, in our Embedded Processing segment.
Gross profit of $6.15 billion was up $1.26 billion, or 26%, primarily due to higher revenue, partially offset by higher manufacturing costs associated with our planned capacity expansions. As a percentage of revenue, gross profit increased to 59.8% from 57.4%.
Operating expenses were $2.00 billion in both periods.

Acquisition charges were $34 million due to transaction-related costs associated with our planned acquisition of Silicon Labs.
Operating profit was $4.12 billion, or 40.0% of revenue, compared with $2.89 billion, or 33.9% of revenue. This change was due to higher revenue and associated gross profit.
OI&E was $116 million of income compared with $128 million of income. This decrease was primarily due to lower interest income.
Interest and debt expense of $282 million increased $21 million.
Our provision for income taxes was $427 million compared with $280 million. This increase was primarily due to higher income before income taxes. Our effective tax rate, which includes discrete tax items, was 11% compared with 10%.
Net income was $3.53 billion compared with $2.47 billion. EPS was $3.82 compared with $2.69.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2026	YTD 2025	Change
Revenue	$8,289	$6,662	24%
Operating profit	3,630	2,531	43%
Operating profit % of revenue	43.8%	38.0%
Analog revenue increased in both product lines, led by Signal Chain, due to higher demand. Operating profit increased due to higher revenue and associated gross profit.
Embedded Processing

	YTD 2026	YTD 2025	Change
Revenue	$1,511	$1,326	14%
Operating profit	290	125	132%
Operating profit % of revenue	19.2%	9.4%
Embedded Processing revenue increased due to higher demand. Operating profit increased primarily due to higher revenue and associated gross profit.
Other

	YTD 2026	YTD 2025	Change
Revenue	$488	$529	(8)%
Operating profit *	198	231	(14)%
Operating profit % of revenue	40.6%	43.7%
*Includes Acquisition charges
Other revenue decreased $41 million, and operating profit decreased $33 million.
Financial condition
At the end of the second quarter of 2026, total cash (cash and cash equivalents plus short-term investments) was $7.00 billion, an increase of $2.12 billion from the end of 2025.

Accounts receivable were $2.52 billion, an increase of $557 million compared with the end of 2025. Days sales outstanding in the second quarter of 2026 were 42 compared with 40 at the end of 2025.
Inventory was $4.61 billion, a decrease of $199 million from the end of 2025. Days of inventory for the second quarter of 2026 were 196 compared with 222 at the end of 2025, which reflects the continued execution of our inventory strategy.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of June 30, 2026, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first six months of 2026 were $4.22 billion, an increase of $1.51 billion from the year-ago period due to higher net income and non-cash items, as well as lower cash used for working capital. Cash flows from operating activities for the first six months of 2026 and 2025 include cash benefits of $301 million and $203 million, respectively, from the U.S. CHIPS and Science Act (CHIPS Act) investment tax credit (ITC) used to reduce income taxes payable.
Investing activities for the first six months of 2026 used $1.75 billion compared with $82 million in the year-ago period. Capital expenditures were $1.19 billion compared with $2.43 billion in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. In 2026, CHIPS Act incentives provided cash proceeds of $1.10 billion compared with $260 million in the year-ago period. Short-term investments used cash of $1.66 billion compared with $2.10 billion of cash provided in the year-ago period.
Consistent with our capital management strategy, we expect between $2 billion to $3 billion of capital expenditures in 2026. Beyond 2026, capital expenditures will be dependent on revenue and growth expectations. We expect to continue benefiting from the CHIPS Act. This includes the 35% ITC on qualifying manufacturing investments as well as direct funding of up to $1.6 billion, of which we have received $630 million, for our three large-scale 300mm wafer fabs located in Sherman, Texas, and Lehi, Utah.
Financing activities for the first six months of 2026 used $2.04 billion compared with $2.78 billion in the year-ago period. We received net proceeds of $1.20 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $750 million in the year-ago period. Dividends paid were $2.59 billion compared with $2.47 billion in the year-ago period, reflecting an increased dividend rate. We used $185 million to repurchase 0.9 million shares of our common stock compared with $955 million to repurchase 5.4 million shares in the year-ago period. Employee exercises of stock options provided cash proceeds of $754 million compared with $233 million in the year-ago period.
We had $3.66 billion of cash and cash equivalents and $3.34 billion of short-term investments as of June 30, 2026. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.

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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	June 30,
	2026	2025	Change
Cash flow from operations (GAAP) *	$8,667	$6,439	35%
Capital expenditures	(3,312)	(4,936)
Proceeds from CHIPS Act incentives	1,179	260
Free cash flow (non-GAAP)	$6,534	$1,763	271%

Revenue	$19,453	$16,675

Cash flow from operations as a percentage of revenue (GAAP)	44.6%	38.6%
Free cash flow as a percentage of revenue (non-GAAP)	33.6%	10.6%
*Includes cash benefits of $433 million and $479 million from the CHIPS Act ITC used to reduce income taxes payable for the twelve months ended June 30, 2026 and 2025, respectively.

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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 - 30, 2026	114,386	$203.77	114,386	$18.61	billion
May 1 - 31, 2026	—	—	—	18.61	billion
June 1 - 30, 2026	—	—	—	18.61	billion (b)
Total	114,386		114,386

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively. No expiration date has been specified for these authorizations.

(b)As of June 30, 2026, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022.

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

Date: July 24, 2026