Form 10-Q
period 2026-09-30
TEXAS INSTRUMENTS INC
filed 2026-10-23
CIK 97476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
913,770,316
Number of shares of Registrant’s common stock outstanding as of
October 14, 2026

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. Financial statements

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Income	September 30,		September 30,
(In millions, except per-share amounts)	2026	2025	2026	2025
Revenue	$6,055	$4,742	$16,343	$13,259
Cost of revenue (COR)	2,168	2,019	6,305	5,648
Gross profit	3,887	2,723	10,038	7,611
Research and development (R&D)	530	518	1,575	1,562
Selling, general and administrative (SG&A)	476	457	1,430	1,414
Acquisition charges	7	—	41	—
Restructuring charges/other	—	85	—	85
Operating profit	2,874	1,663	6,992	4,550
Other income (expense), net (OI&E)	72	62	188	190
Interest and debt expense	141	141	423	402
Income before income taxes	2,805	1,584	6,757	4,338
Provision for income taxes	380	220	807	500
Net income	$2,425	$1,364	$5,950	$3,838

Earnings per common share (EPS):
Basic	$2.64	$1.49	$6.49	$4.20
Diluted	$2.62	$1.48	$6.44	$4.18

Average shares outstanding:
Basic	914	909	912	909
Diluted	921	914	918	914

A portion of net income is allocated to unvested restricted stock units (RSUs) on which we pay dividend equivalents. Diluted EPS is calculated using the following:

Net income	$2,425	$1,364	$5,950	$3,838
Income allocated to RSUs	(14)	(8)	(34)	(21)
Income allocated to common stock for diluted EPS	$2,411	$1,356	$5,916	$3,817

See accompanying notes.

	For Three Months Ended		For Nine Months Ended
Consolidated Statements of Comprehensive Income	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net income	$2,425	$1,364	$5,950	$3,838
Changes in other comprehensive income (loss), net of tax
Net actuarial losses of defined benefit plans:
Adjustments	1	1	3	(19)
Recognized within net income	1	5	2	11
Prior service cost (credit) of defined benefit plans:
Adjustments	1	—	2	—
Recognized within net income	1	—	2	—
Available-for-sale investments and other:
Adjustments	(6)	1	(9)	(1)
Other comprehensive income (loss)	(2)	7	—	(9)
Total comprehensive income	$2,423	$1,371	$5,950	$3,829

See accompanying notes.

	September 30,	December 31,
Consolidated Balance Sheets	2026	2025
(In millions, except par value)
Assets
Current assets:
Cash and cash equivalents	$4,211	$3,225
Short-term investments	3,931	1,656
Accounts receivable, net of allowances of ($27) and ($22)	2,620	1,963
Raw materials	497	465
Work in process	2,482	2,372
Finished goods	1,693	1,967
Inventories	4,672	4,804
Prepaid expenses and other current assets	1,446	2,102
Total current assets	16,880	13,750
Property, plant and equipment at cost	18,072	17,682
Accumulated depreciation	(6,239)	(5,362)
Property, plant and equipment	11,833	12,320
Goodwill	4,330	4,330
Deferred tax assets	1,054	967
Capitalized software licenses	301	238
Overfunded retirement plans	320	324
Other long-term assets	2,121	2,656
Total assets	$36,839	$34,585

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$650	$500
Accounts payable	837	756
Accrued compensation	675	829
Income taxes payable	60	67
Accrued expenses and other liabilities	795	1,007
Total current liabilities	3,017	3,159
Long-term debt	12,905	13,548
Underfunded retirement plans	118	124
Deferred tax liabilities	62	66
Other long-term liabilities	1,552	1,415
Total liabilities	17,654	18,312
Stockholders’ equity:
Preferred stock, $25 par value. Shares authorized – 10; none issued	—	—
Common stock, $1 par value. Shares authorized – 2,400; shares issued – 1,741	1,741	1,741
Paid-in capital	5,202	4,511
Retained earnings	54,282	52,236
Treasury common stock at cost
Shares: September 30, 2026 – 827; December 31, 2025 – 834	(41,955)	(42,130)
Accumulated other comprehensive income (loss), net of taxes (AOCI)	(85)	(85)
Total stockholders’ equity	19,185	16,273
Total liabilities and stockholders’ equity	$36,839	$34,585

See accompanying notes.

	For Nine Months Ended
Consolidated Statements of Cash Flows	September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$5,950	$3,838
Adjustments to net income:
Depreciation	1,643	1,381
Amortization of capitalized software	63	61
Stock compensation	331	338
Gains on sales of assets	(13)	—
Deferred taxes	(92)	(134)
Increase (decrease) from changes in:
Accounts receivable	(657)	(343)
Inventories	132	(302)
Prepaid expenses and other current assets	9	2
Accounts payable and accrued expenses	51	57
Accrued compensation	(170)	(134)
Income taxes payable	435	168
Changes in funded status of retirement plans	1	(14)
Other	(41)	(19)
Cash flows from operating activities	7,642	4,899

Cash flows from investing activities
Capital expenditures	(1,653)	(3,625)
Proceeds from U.S. CHIPS and Science Act (CHIPS Act) incentives	1,104	335
Proceeds from asset sales	37	1
Purchases of short-term investments	(5,311)	(2,644)
Proceeds from short-term investments	3,078	5,198
Other	9	(28)
Cash flows from investing activities	(2,736)	(763)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,199
Repayment of debt	(500)	(750)
Dividends paid	(3,884)	(3,709)
Stock repurchases	(233)	(1,074)
Proceeds from common stock transactions	770	358
Other	(73)	(49)
Cash flows from financing activities	(3,920)	(4,025)

Net change in cash and cash equivalents	986	111
Cash and cash equivalents at beginning of period	3,225	3,200
Cash and cash equivalents at end of period	$4,211	$3,311

Supplemental cash flow information
Investment tax credit (ITC) used to reduce income taxes payable	$380	$246
Proceeds from CHIPS Act incentives	1,104	335
Total cash benefit related to the CHIPS Act	$1,484	$581

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
Segment information

	For Three Months Ended September 30,
	2026				2025
	Analog	Embedded Processing	Other	Total	Analog	Embedded Processing	Other	Total
Revenue	$4,911	$858	$286	$6,055	$3,729	$709	$304	$4,742
Cost of revenue	1,697	390	81	2,168	1,543	373	103	2,019
Gross profit	3,214	468	205	3,887	2,186	336	201	2,723
R&D	377	134	19	530	371	127	20	518
SG&A	332	107	37	476	329	101	27	457
Acquisition charges	—	—	7	7	—	—	—	—
Restructuring charges/other	—	—	—	—	—	—	85	85
Operating profit	$2,505	$227	$142	$2,874	$1,486	$108	$69	$1,663

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	For Nine Months Ended September 30,
	2026				2025
	Analog	Embedded Processing	Other	Total	Analog	Embedded Processing	Other	Total
Revenue	$13,200	$2,369	$774	$16,343	$10,391	$2,035	$833	$13,259
Cost of revenue	4,922	1,144	239	6,305	4,234	1,113	301	5,648
Gross profit	8,278	1,225	535	10,038	6,157	922	532	7,611
R&D	1,134	386	55	1,575	1,123	380	59	1,562
SG&A	1,009	322	99	1,430	1,017	309	88	1,414
Acquisition charges	—	—	41	41	—	—	—	—
Restructuring charges/other	—	—	—	—	—	—	85	85
Operating profit	$6,135	$517	$340	$6,992	$4,017	$233	$300	$4,550
Geographic area information
Our estimate for revenue based on the geographic location of our end customers’ headquarters, which represents where critical decisions are made, is as follows:

	For Three Months Ended				For Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
Revenue:
United States	$2,348	39%	$1,859	39%	$6,275	38%	$5,084	38%
China	1,392	23	1,019	21	3,639	22	2,830	21
Rest of Asia	635	10	505	11	1,796	11	1,430	11
Europe, Middle East and Africa (a)	1,207	20	972	20	3,352	21	2,799	21
Japan	369	6	313	7	988	6	883	7
Rest of world	104	2	74	2	293	2	233	2
Total revenue	$6,055	100%	$4,742	100%	$16,343	100%	$13,259	100%
(a)Revenue from end customers headquartered in Germany was 9% and 10% in the third quarters of 2026 and 2025, respectively, and 9% and 10% in the first nine months of 2026 and 2025, respectively.
2. Basis of presentation and significant accounting policies and practices
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and on the same basis as the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2025. The Consolidated Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2026 and 2025, and the Consolidated Balance Sheet as of September 30, 2026, are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2025. The results for the three- and nine-month periods are not necessarily indicative of a full year’s results.

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
Computation and reconciliation of earnings per common share are as follows:

	For Three Months Ended September 30,
	2026			2025
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$2,425			$1,364
Income allocated to RSUs	(14)			(8)
Income allocated to common stock	$2,411	914	$2.64	$1,356	909	$1.49
Dilutive effect of stock compensation plans		7			5

Diluted EPS:
Net income	$2,425			$1,364
Income allocated to RSUs	(14)			(8)
Income allocated to common stock	$2,411	921	$2.62	$1,356	914	$1.48

	For Nine Months Ended September 30,
	2026			2025
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:
Net income	$5,950			$3,838
Income allocated to RSUs	(34)			(21)
Income allocated to common stock	$5,916	912	$6.49	$3,817	909	$4.20
Dilutive effect of stock compensation plans		6			5

Diluted EPS:
Net income	$5,950			$3,838
Income allocated to RSUs	(34)			(21)
Income allocated to common stock	$5,916	918	$6.44	$3,817	914	$4.18
Potentially dilutive securities excluded from the computation of diluted earnings per common share during the third quarter of 2026 were not material. Potentially dilutive securities representing 4 million shares of common stock that were outstanding during the third quarter of 2025, and 2 million and 10 million shares outstanding during the first nine months of 2026 and 2025, respectively, were excluded from the computation of diluted earnings per common share during these periods because their effect would have been anti-dilutive.
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
Fair values of financial instruments
The fair values of our derivative financial instruments were not material as of September 30, 2026. Our investments in cash equivalents, short-term investments and certain long-term investments, as well as our deferred compensation liabilities, are carried at fair value. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. As of September 30, 2026, the carrying value of long-term debt, including the current portion, was $13.56 billion, and the estimated fair value was $11.86 billion. The estimated fair value is measured using broker-dealer quotes, which are Level 2 inputs. See Note 4 for a description of fair value and the definition of Level 2 inputs.
Changes in accounting standards – standards not yet adopted
We are currently evaluating the potential impact of the following Accounting Standards Updates (ASU) on our financial statements and related disclosures. We plan to adopt these ASUs as of their effective dates.

ASU	Description	Effective for Period Ending
ASU No. 2024-03	Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	December 31, 2027
ASU No. 2025-06	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	March 31, 2028
ASU No. 2025-10	Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	March 31, 2029
3. Income taxes
Provision for income taxes is based on the following:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Taxes calculated using the estimated annual effective tax rate	$390	$249	$928	$614
Discrete tax items	(10)	(29)	(121)	(114)
Provision for income taxes	$380	$220	$807	$500

Effective tax rate	14%	14%	12%	12%
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
Details of our investments are as follows:

	September 30, 2026			December 31, 2025
	Cash and Cash Equivalents	Short-Term Investments	Other Long-Term Assets	Cash and Cash Equivalents	Short-Term Investments	Other Long-Term Assets
Measured at fair value:
Money market funds	$1,381	$—	$—	$844	$—	$—
Corporate obligations	597	960	—	517	522	—
U.S. government and agency securities	1,539	2,476	—	1,296	1,035	—
Non-U.S. government and agency securities	299	495	—	184	99	—
Mutual funds	—	—	11	—	—	11
Total	3,816	3,931	11	2,841	1,656	11

Other investments	—	—	4	—	—	5

Cash on hand	395	—	—	384	—	—
Total	$4,211	$3,931	$15	$3,225	$1,656	$16
As of September 30, 2026, and December 31, 2025, unrealized gains and losses associated with our debt investments were not material. We did not recognize any credit losses related to debt investments for the first nine months of 2026 and 2025.
The following table presents the aggregate maturities of our debt investments as of September 30, 2026:

Fair Value
One year or less	$5,688
One to two years	678
Proceeds from sales, redemptions and maturities of short-term debt investments were $1.40 billion and $1.26 billion for the third quarters of 2026 and 2025, respectively, and $3.08 billion and $5.20 billion for the first nine months of 2026 and 2025, respectively. Gross realized gains and losses from these sales were not material.

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
•Level 3 – Uses inputs that are unobservable, supported by little or no market activity and reflect the use of significant management judgment. As of September 30, 2026, and December 31, 2025, we had no Level 3 assets or liabilities.
The following are our assets and liabilities that were accounted for at fair value on a recurring basis. These tables do not include cash on hand, assets held by our postretirement plans, or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,381	$—	$1,381	$844	$—	$844
Corporate obligations	—	1,557	1,557	—	1,039	1,039
U.S. government and agency securities	3,524	491	4,015	1,932	399	2,331
Non-U.S. government and agency securities	—	794	794	—	283	283
Mutual funds	11	—	11	11	—	11
Total assets	$4,916	$2,842	$7,758	$2,787	$1,721	$4,508

Liabilities:
Deferred compensation	$503	$—	$503	$492	$—	$492
Total liabilities	$503	$—	$503	$492	$—	$492

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
5. Postretirement benefit plans
Expenses related to defined benefit and retiree health care benefit plans are as follows:

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Three Months Ended September 30,	2026	2025	2026	2025	2026	2025
Service cost	$2	$1	$1	$—	$3	$4
Interest cost	6	6	3	3	16	16
Expected return on plan assets	(5)	(3)	(3)	(2)	(17)	(20)
Recognized net actuarial losses (gains)	1	1	(1)	—	(1)	1
Amortization of prior service cost (credit)	—	—	—	—	1	—
Net periodic benefit costs (credits)	4	5	—	1	2	1
Settlement losses (gains)	2	4	—	—	—	—
Total, including other postretirement losses (gains)	$6	$9	$—	$1	$2	$1

	U.S. Defined Benefit		U.S. Retiree Health Care		Non-U.S. Defined Benefit
For Nine Months Ended September 30,	2026	2025	2026	2025	2026	2025
Service cost	$5	$5	$1	$1	$11	$11
Interest cost	17	19	9	9	49	45
Expected return on plan assets	(15)	(13)	(8)	(8)	(56)	(55)
Recognized net actuarial losses (gains)	3	5	(1)	(1)	(3)	3
Amortization of prior service cost (credit)	—	—	—	—	3	—
Net periodic benefit costs (credits)	10	16	1	1	4	4
Settlement losses (gains)	4	7	—	—	(1)	—
Total, including other postretirement losses (gains)	$14	$23	$1	$1	$3	$4
6. Debt and lines of credit
Short-term borrowings
We maintain a line of credit to provide additional liquidity through bank loans and, if necessary, to support commercial paper borrowings. As of September 30, 2026, the aforementioned line of credit was a variable-rate, revolving credit facility from a consortium of investment-grade banks that allows us to borrow up to $1 billion until March 2027. The interest rate on borrowings under this credit facility, if drawn, is indexed to the applicable Term Secured Overnight Financing Rate (Term SOFR). As of September 30, 2026, our credit facility was undrawn, and we had no commercial paper outstanding.
In June 2026, we entered into a 364-day delayed draw term loan credit facility for borrowings up to $5 billion to support the Silicon Labs acquisition consideration and related transaction expenses. The availability of funding is conditioned on the consummation of the planned acquisition of Silicon Labs. As of September 30, 2026, there were no outstanding borrowings on the delayed draw term loan credit facility.
Long-term debt
In September 2026, we retired $500 million of maturing debt.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Long-term debt outstanding is as follows:

	September 30,	December 31,
	2026	2025
Notes due 2026 at 1.125%	$—	$500
Notes due 2027 at 4.60%	650	650
Notes due 2027 at 2.90%	500	500
Notes due 2028 at 4.60%	700	700
Notes due 2029 at 4.60%	650	650
Notes due 2029 at 2.25%	750	750
Notes due 2030 at 1.75%	750	750
Notes due 2030 at 4.50%	550	550
Notes due 2031 at 1.90%	500	500
Notes due 2032 at 3.65%	400	400
Notes due 2033 at 4.90%	950	950
Notes due 2034 at 4.85%	600	600
Notes due 2035 at 5.10%	650	650
Notes due 2039 at 3.875%	750	750
Notes due 2048 at 4.15%	1,500	1,500
Notes due 2051 at 2.70%	500	500
Notes due 2052 at 4.10%	300	300
Notes due 2053 at 5.00%	650	650
Notes due 2054 at 5.15%	750	750
Notes due 2063 at 5.05%	1,550	1,550
Total debt	13,650	14,150
Net unamortized discounts, premiums and issuance costs	(95)	(102)
Total debt, including net unamortized discounts, premiums and issuance costs	13,555	14,048
Current portion of long-term debt	(650)	(500)
Long-term debt	$12,905	$13,548
Interest and debt expense was $141 million for the third quarters of both 2026 and 2025, and $423 million and $402 million for the first nine months of 2026 and 2025, respectively. This is inclusive of amortized discounts, premiums and issuance and other related costs. Capitalized interest was $3 million for the third quarters of both 2026 and 2025, and $9 million for the first nine months of both 2026 and 2025.

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
7. Stockholders’ equity
Changes in equity are as follows:

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2025	$1,741	$4,511	$52,236	$(42,130)	$(85)

2026
Net income	—	—	1,545	—	—
Dividends declared and paid ($1.42 per share)	—	—	(1,291)	—	—
Common stock issued for stock-based awards	—	105	—	204	—
Stock repurchases	—	—	—	(158)	—
Stock compensation	—	109	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	1
Dividend equivalents on RSUs	—	—	(8)	—	—
Other	—	(3)	1	—	—
Balance, March 31, 2026	1,741	4,722	52,483	(42,084)	(84)

Net income	—	—	1,980	—	—
Dividends declared and paid ($1.42 per share)	—	—	(1,295)	—	—
Common stock issued for stock-based awards	—	279	—	166	—
Stock repurchases	—	—	—	(23)	—
Stock compensation	—	127	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	1
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	1	—	—	—
Balance, June 30, 2026	1,741	5,129	53,161	(41,941)	(83)

Net income	—	—	2,425	—	—
Dividends declared and paid ($1.42 per share)	—	—	(1,298)	—	—
Common stock issued for stock-based awards	—	(20)	—	36	—
Stock repurchases	—	—	—	(50)	—
Stock compensation	—	95	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(2)
Dividend equivalents on RSUs	—	—	(6)	—	—
Other	—	(2)	—	—	—
Balance, September 30, 2026	$1,741	$5,202	$54,282	$(41,955)	$(85)

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Common Stock	AOCI
Balance, December 31, 2024	$1,741	$3,935	$52,262	$(40,895)	$(140)

2025
Net income	—	—	1,179	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,238)	—	—
Common stock issued for stock-based awards	—	8	—	110	—
Stock repurchases	—	—	—	(657)	—
Stock compensation	—	116	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(7)
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	(1)	—	—	—
Balance, March 31, 2025	1,741	4,058	52,196	(41,442)	(147)

Net income	—	—	1,295	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,235)	—	—
Common stock issued for stock-based awards	—	59	—	56	—
Stock repurchases	—	—	—	(290)	—
Stock compensation	—	129	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	(9)
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	(1)	—	—	—
Balance, June 30, 2025	1,741	4,245	52,249	(41,676)	(156)

Net income	—	—	1,364	—	—
Dividends declared and paid ($1.36 per share)	—	—	(1,236)	—	—
Common stock issued for stock-based awards	—	72	—	53	—
Stock repurchases	—	—	—	(121)	—
Stock compensation	—	93	—	—	—
Other comprehensive income (loss), net of taxes	—	—	—	—	7
Dividend equivalents on RSUs	—	—	(7)	—	—
Other	—	—	(1)	—	—
Balance, September 30, 2025	$1,741	$4,410	$52,369	$(41,744)	$(149)
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
As announced on February 4, 2026, we have entered into a definitive agreement to acquire Silicon Labs for $231.00 per share in an all-cash transaction, representing a total enterprise value of approximately $7.5 billion. Under the terms of the agreement, Silicon Labs stockholders will receive $231.00 in cash for each share of Silicon Labs common stock they hold at the time of closing, which is expected in the first half of 2027, subject to receipt of regulatory approvals and other customary closing conditions. We expect to fund the transaction with a combination of cash on hand and debt financing. During the third quarter and first nine months of 2026, we incurred $7 million and $41 million of acquisition charges, respectively.

Prepaid expenses and other current assets
	September 30,	December 31,
	2026	2025
CHIPS Act incentives	$1,100	$1,709
Other	346	393
Total	$1,446	$2,102

Other long-term assets
	September 30,	December 31,
	2026	2025
CHIPS Act incentives	$1,036	$1,639
Other	1,085	1,017
Total	$2,121	$2,656

TEXAS INSTRUMENTS INCORPORATED AND SUBSIDIARIES
Details on amounts reclassified out of accumulated other comprehensive income (loss), net of taxes, to net income
Our Consolidated Statements of Comprehensive Income include items that have been recognized within net income during the third quarters and first nine months of 2026 and 2025. The table below details where these transactions are recorded in our Consolidated Statements of Income.

	For Three Months Ended		For Nine Months Ended		Impact to Related Statement of Income Lines
	September 30,		September 30,
	2026	2025	2026	2025
Net actuarial losses of defined benefit plans:
Recognized net actuarial losses and settlement losses (a)	$1	$6	$2	$14	Decrease (increase) to OI&E
Tax effect	—	(1)	—	(3)	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$1	$5	$2	$11	Decrease (increase) to net income

Prior service cost (credit) of defined benefit plans:
Amortization of prior service cost (credit) (a)	$1	$—	$3	$—	Decrease (increase) to OI&E
Tax effect	—	—	(1)	—	(Decrease) increase to provision for income taxes
Recognized within net income, net of taxes	$1	$—	$2	$—	Decrease (increase) to net income
(a)Detailed in Note 5
Effect on shares outstanding and treasury shares
The following table reflects the changes in treasury shares:

2026
Balance, January 1	834
Repurchases	1
Shares issued for stock compensation	(4)
Balance, March 31	831
Repurchases	—
Shares issued for stock compensation	(3)
Balance, June 30	828
Repurchases	—
Shares issued for stock compensation	(1)
Balance, September 30	827

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
The markets for our products are industrial, automotive, data center, personal electronics and communications equipment. See our 2025 Form 10-K for more information. We refer to growth in the amount of semiconductor content in electronics as secular growth.
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
Macroeconomic factors
During the quarter, we saw broad demand, with revenue growth across all end markets and regions. Secular growth of semiconductor content is continuing alongside a strong cyclical recovery. We are working closely with our customers to support them during this time of increased demand. We are executing to our long-term manufacturing plan, and our investments have positioned us to ramp our factories to support revenue growth.
Performance summary
Our third quarter revenue was $6.06 billion, net income was $2.43 billion and earnings per share (EPS) were $2.62.
Revenue increased 11% sequentially and 28% from the same quarter a year ago with continued broad growth in industrial, automotive and data center.
Our cash flow from operations of $9.9 billion for the trailing 12 months again underscored the strength of our business model, the quality of our product portfolio and the benefit of 300mm production. Free cash flow for the same period was $8.4 billion.
Over the past 12 months we invested $4.0 billion in R&D and SG&A, invested $2.6 billion in capital expenditures and returned $5.8 billion to shareholders.
Details of financial results – third quarter 2026 compared with third quarter 2025
Revenue of $6.06 billion increased $1.31 billion, or 28%, due to increased demand in our Analog segment and, to a lesser extent, in our Embedded Processing segment.
Gross profit of $3.89 billion was up $1.16 billion, or 43%, primarily due to higher revenue. As a percentage of revenue, gross profit increased to 64.2% from 57.4%.
Operating expenses (R&D and SG&A) were $1.01 billion compared with $975 million.
Acquisition charges were $7 million due to transaction-related costs associated with our planned acquisition of Silicon Labs.
Restructuring charges/other in the year-ago period was $85 million related to efforts to drive operational efficiencies to support our long-term strategy, including the closure of our remaining 150mm production.
Operating profit was $2.87 billion, or 47.5% of revenue, compared with $1.66 billion, or 35.1% of revenue. This change was primarily due to higher revenue and associated gross profit.
OI&E was $72 million of income compared with $62 million of income. This increase was primarily due to higher interest income.
Interest and debt expense was $141 million in both periods. See Note 6 to the financial statements.

Our provision for income taxes was $380 million compared with $220 million. This increase was primarily due to higher income before income taxes. Our effective tax rate, which includes discrete tax items, was 14% in both periods.
Net income was $2.43 billion compared with $1.36 billion. EPS was $2.62 compared with $1.48.
Third quarter 2026 segment results
Our segment results compared with the year-ago quarter are as follows:
Analog (includes Power and Signal Chain product lines)

	Q3 2026	Q3 2025	Change
Revenue	$4,911	$3,729	32%
Operating profit	2,505	1,486	69%
Operating profit % of revenue	51.0%	39.8%
Analog revenue increased in both product lines, led by Signal Chain, due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing (includes microcontrollers and processors)

	Q3 2026	Q3 2025	Change
Revenue	$858	$709	21%
Operating profit	227	108	110%
Operating profit % of revenue	26.5%	15.2%
Embedded Processing revenue increased due to higher demand, which was impacted by the macroeconomic factors discussed above. Operating profit increased primarily due to higher revenue and associated gross profit.
Other (includes DLP® products and calculators)

	Q3 2026	Q3 2025	Change
Revenue	$286	$304	(6)%
Operating profit *	142	69	106%
Operating profit % of revenue	49.7%	22.7%
*Includes Acquisition charges and Restructuring charges/other
Other revenue decreased $18 million, and operating profit increased $73 million.
Details of financial results – first nine months of 2026 compared with first nine months of 2025
Revenue of $16.34 billion increased $3.08 billion, or 23%, due to increased demand in our Analog segment and, to a lesser extent, in our Embedded Processing segment.
Gross profit of $10.04 billion was up $2.43 billion, or 32%, primarily due to higher revenue, partially offset by higher manufacturing costs associated with our planned capacity expansions. As a percentage of revenue, gross profit increased to 61.4% from 57.4%.
Operating expenses were $3.01 billion compared with $2.98 billion.
Acquisition charges were $41 million due to transaction-related costs associated with our planned acquisition of Silicon Labs.
Restructuring charges/other in the year-ago period was $85 million related to efforts to drive operational efficiencies to support our long-term strategy, including the closure of our remaining 150mm production.

Operating profit was $6.99 billion, or 42.8% of revenue, compared with $4.55 billion, or 34.3% of revenue. This change was primarily due to higher revenue and associated gross profit.
OI&E was $188 million of income compared with $190 million of income.
Interest and debt expense of $423 million increased $21 million.
Our provision for income taxes was $807 million compared with $500 million. This increase was primarily due to higher income before income taxes. Our effective tax rate, which includes discrete tax items, was 12% in both periods.
Net income was $5.95 billion compared with $3.84 billion. EPS was $6.44 compared with $4.18.
Year-to-date segment results
Our segment results compared with the year-ago period are as follows:
Analog

	YTD 2026	YTD 2025	Change
Revenue	$13,200	$10,391	27%
Operating profit	6,135	4,017	53%
Operating profit % of revenue	46.5%	38.7%
Analog revenue increased in both product lines, led by Signal Chain, due to higher demand. Operating profit increased primarily due to higher revenue and associated gross profit.
Embedded Processing

	YTD 2026	YTD 2025	Change
Revenue	$2,369	$2,035	16%
Operating profit	517	233	122%
Operating profit % of revenue	21.8%	11.4%
Embedded Processing revenue increased due to higher demand. Operating profit increased primarily due to higher revenue and associated gross profit.
Other

	YTD 2026	YTD 2025	Change
Revenue	$774	$833	(7)%
Operating profit *	340	300	13%
Operating profit % of revenue	43.9%	36.0%
*Includes Acquisition charges and Restructuring charges/other
Other revenue decreased $59 million, and operating profit increased $40 million.
Financial condition
At the end of the third quarter of 2026, total cash (cash and cash equivalents plus short-term investments) was $8.14 billion, an increase of $3.26 billion from the end of 2025.
Accounts receivable were $2.62 billion, an increase of $657 million compared with the end of 2025. Days sales outstanding in the third quarter of 2026 were 39 compared with 40 at the end of 2025.

Inventory was $4.67 billion, a decrease of $132 million from the end of 2025. Days of inventory for the third quarter of 2026 were 194 compared with 222 at the end of 2025, which reflects the continued execution of our inventory strategy.
Liquidity and capital resources
Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and access to debt markets. We also have a variable-rate, revolving credit facility. As of September 30, 2026, our credit facility was undrawn, and we had no commercial paper outstanding. Cash flows from operating activities for the first nine months of 2026 were $7.64 billion, an increase of $2.74 billion from the year-ago period due to higher net income and non-cash items, as well as lower cash used for working capital. Cash flows from operating activities for the first nine months of 2026 and 2025 include cash benefits of $380 million and $246 million, respectively, from the U.S. CHIPS and Science Act (CHIPS Act) investment tax credit (ITC) used to reduce income taxes payable.
Investing activities for the first nine months of 2026 used $2.74 billion compared with $763 million in the year-ago period. Capital expenditures were $1.65 billion compared with $3.63 billion in the year-ago period and were primarily for semiconductor manufacturing equipment and facilities in both periods. In 2026, CHIPS Act incentives provided cash proceeds of $1.10 billion compared with $335 million in the year-ago period. Short-term investments used cash of $2.23 billion compared with $2.55 billion of cash provided in the year-ago period.
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
In September 2026, we announced we would increase our quarterly cash dividend by 7% to $1.52 per share, marking 23 consecutive years of dividend increases.
Financing activities for the first nine months of 2026 used $3.92 billion compared with $4.03 billion in the year-ago period. We retired maturing debt of $500 million. In the year-ago period, we received net proceeds of $1.20 billion from the issuance of fixed-rate, long-term debt and retired maturing debt of $750 million. Dividends paid were $3.88 billion compared with $3.71 billion in the year-ago period, reflecting an increased dividend rate. We used $233 million to repurchase 1.1 million shares of our common stock compared with $1.07 billion to repurchase 6.1 million shares in the year-ago period. Employee exercises of stock options provided cash proceeds of $770 million compared with $358 million in the year-ago period.
We had $4.21 billion of cash and cash equivalents and $3.93 billion of short-term investments as of September 30, 2026. We believe we have the necessary financial resources and operating plans to fund our working capital needs, capital expenditures, dividend and debt-related payments, and other business requirements for at least the next 12 months.
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
In June 2026, we entered into a 364-day delayed draw term loan credit facility for borrowings up to $5 billion to support the Silicon Labs acquisition consideration and related transaction expenses. As of September 30, 2026, there were no outstanding borrowings on the delayed draw term loan credit facility.

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
Reconciliation to the most directly comparable GAAP measures is provided in the table below.

	For 12 Months Ended
	September 30,
	2026	2025	Change
Cash flow from operations (GAAP) *	$9,896	$6,897	43%
Capital expenditures	(2,578)	(4,817)
Proceeds from CHIPS Act incentives	1,104	335
Free cash flow (non-GAAP)	$8,422	$2,415	249%

Revenue	$20,766	$17,266

Cash flow from operations as a percentage of revenue (GAAP)	47.7%	39.9%
Free cash flow as a percentage of revenue (non-GAAP)	40.6%	14.0%
*Includes cash benefits of $469 million and $302 million from the CHIPS Act ITC used to reduce income taxes payable for the twelve months ended September 30, 2026 and 2025, respectively.

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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 - 31, 2026	11,900	$277.29	11,900	$18.60	billion
August 1 - 31, 2026	84,882	272.06	84,882	18.58	billion
September 1 - 30, 2026	87,088	265.20	87,088	18.56	billion (b)
Total	183,870		183,870

(a)All open-market purchases during the quarter were made under the authorizations from our board of directors to purchase up to $12.0 billion and $15.0 billion of additional shares of TI common stock announced September 20, 2018, and September 15, 2022, respectively. No expiration date has been specified for these authorizations.

(b)As of September 30, 2026, this amount consisted of the remaining portion of the $12.0 billion authorized in September 2018 and the $15.0 billion authorized in September 2022.

ITEM 6. Exhibits

Designation of Exhibits in This Report	Description of Exhibit
3(a)
Restated Certificate of Incorporation of the Registrant, dated April 18, 1985, as amended (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(b)	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 6, 2026).
10(a)	Form of Executive Officer Separation Agreement.†
31(a)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
31(b)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).†
32(a)	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
32(b)	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.†
101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.def	XBRL Taxonomy Extension Definition Linkbase Document.†
101.sch	XBRL Taxonomy Extension Schema Document.†
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.lab	XBRL Taxonomy Extension Label Linkbase Document.†
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).†
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

TEXAS INSTRUMENTS INCORPORATED

By:	/s/	Julie Knecht
Julie Knecht, Senior Vice President and Chief Financial Officer

Date: October 23, 2026